Form 10QSB
period 1995-08-31
BIOMERICA INC
filed 1995-10-10
CIK 73290

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 1995                 Commission File No. 0-8765
                  ---------------                                     ------



                                BIOMERICA, INC.

             (Exact name of registrant as specified in its charter)



Delaware                                               95-2645573
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1533 Monrovia Avenue, Newport Beach, California        92663
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number including area code:  (714) 645-2111
------------------------------------------------------------------------------

                                (Not applicable)
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X     No
                               -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,444,569 shares of common Stock as of October 11, 1995.

                               BIOMERICA, INC.

                                   INDEX



PART I  Financial Statements:


        Statement of Operations - Three Months
        Ended August 31, 1995 and 1994 ....................................2


        Balance Sheets - August 31, 1995 ..............................3 & 4


        Statement of Cash Flows
        Three Months Ended August 31, 1995 and 1994 .......................5


        Statement of Changes in Shareholders' Equity -
        Three Months Ended August 31, 1995 ................................6


        Notes to Financial Statements .....................................7


        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data .......................................8


PART II Other Information .................................................9


        Signatures ........................................................9


                              PART I - FINANCIAL INFORMATION
                             SUMMARIZED FINANCIAL INFORMATION

                                     BIOMERICA, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 Three Months Ended
                                                                     August 31,
                                                                1995             1994
                                                            -------------    -------------


Net sales.................................................  $2,329,288       $2,190,414

  Cost of sales...........................................   1,282,968        1,251,051
                                                            -------------    ------------


Operating Expenses:
  Selling, general and administrative.....................     835,185          814,419
  Research and development................................      73,992           64,407
                                                            -------------    -------------

                                                               909,177          878,826

Other Expense (income):
  Interest expense........................................      25,475           42,587
  Other (income) expense, net.............................     (24,354)         (13,795)

  Gain (loss) before minority interest in net profits of
  consolidated subsidiaries and income taxes..............     136,022           31,745

Minority interest in net (profits) of
  consolidated subsidiaries...............................     (73,317)         (30,456)
                                                            ------------     ------------

INCOME BEFORE TAXES ......................................      62,705            1,289

Income Taxes..............................................       2,400                0

Net Income................................................  $   60,305       $    1,289
                                                            ============     =============

Net earnings (loss) per share.............................         .02              .00
                                                            ============     =============

Weighted average common shares outstanding................   3,438,569        3,387,569

                                     BIOMERICA, INC.

                               CONSOLIDATED BALANCE SHEETS

                                                                            August 31,
                                                                               1995
                                                                           --------------

Assets

Current Assets
  Cash and cash equivalents .............................................  $   366,579
  Available for-sale securities .........................................      337,544
  Accounts receivable, less allowance for doubtful accounts .............    1,652,853
  Inventory .............................................................    1,974,359
  Notes receivable ......................................................       36,666
  Prepaid expenses and other ............................................       69,490
                                                                           --------------
  Total Current Assets  .................................................    4,437,491

Inventory, non-current...................................................       87,000

Land held for investment.................................................       46,000

Property and Equipment, less accumulated depreciation and amortization...      509,553

Intangible assets, net of accumulated amortization.......................      620,041

Other Assets.............................................................        4,400
                                                                           --------------

                                                                           $ 5,704,485
                                                                           ==============



The accompanying notes are an integral part of these statements.

                               BIOMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS


                                                                            August 31,
                                                                               1995
                                                                           --------------

Liabilities and Shareholders' Equity

Current Liabilities
  Note payable to bank ..................................................  $   356,000
  Accounts payable and accrued liabilities ..............................      545,009
  Other liabilities .....................................................       24,311
  Accrued compensation ..................................................      576,403
  Long-term debt and capital lease obligations (current portion) ........       23,894
                                                                           --------------

     Total Current Liabilities ..........................................    1,525,617

Note Payable to bank, net of current maturities..........................      724,000

Long-term debt and capital lease obligations.............................       32,309

Minority interest........................................................    1,909,022

Shareholders' Equity
  Unrealized holding gain on available for-sale securities ..............        1,015
  Common stock, $.04 par value authorized 10,000,000 shares,
    issued and outstanding 3,444,569 in 1995 and 3,392,069 in 1994 ......      275,566
  Additional paid-in-capital ............................................   11,333,364
  Prepaid expenses ......................................................       (3,582)
  Accumulated deficit ...................................................  (10,092,826)
                                                                           --------------

Total Shareholders' Equity...............................................    1,513,537
                                                                           -------------

Total Liabilities and Equity.............................................  $ 5,704,485
                                                                           ==============

The accompanying notes are an integral part of these statements.

                                           BIOMERICA, INC.

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                             THREE MONTHS ENDED AUGUST 31, 1995 AND 1994

                                                                         1995              1994
                                                                    --------------     -------------

Cash flows from operating activities:

Net income (loss).................................................  $   60,305         $    1,289

Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization ..................................      82,795             92,028
  Realized gain on sale of marketable securities .................           0            (13,785)
  Minority interest in net losses of consolidated subsidiaries ...      73,317             30,455
  Provision for losses on accounts receivable ....................           0            (10,284)
  Stock issued to employees ......................................           0             21,263
  Changes in current assets and liabilities:
    Accounts Receivable ..........................................    (106,242)           (12,803)
    Inventories ..................................................    (210,980)            11,456
    Prepaid expenses and other current assets ....................      39,726             25,749
    Accounts payable and other accrued liabilities ...............    (124,116)          (178,970)
    Accrued compensation .........................................      11,328            (20,868)
                                                                    ------------       --------------

Net cash provided (used) by operating activities..................    (173,867)           (54,470)
                                                                    -------------      --------------

Cash flows from investing activities:
  Sales of marketable securities, net ............................           0             64,858
  Purchases of property and equipment ............................     (50,075)           (39,165)
  Other assets ...................................................         196                  0
  Purchases of intangible assets .................................      (3,140)              (816)
                                                                    -------------      --------------

Net cash provided by investing activities.........................     (53,019)            24,877
                                                                    -------------      --------------

Cash flows from financing activities:
  Payments of short-term borrowings ..............................           0            (19,724)
  Principal payments on note payable to bank .....................    (105,000)          (109,271)
  Payments of long-term debt and capital lease obligations .......      (6,699)           (12,853)
  Exercise of stock options ......................................      10,600                  0
                                                                    -------------      --------------

Net cash used in financing activities.............................    (101,099)          (141,848)
                                                                    -------------      -------------
Net increase (decrease) in cash and cash equivalents..............    (327,985)          (171,441)
                                                                    -------------      -------------

Cash at beginning of quarter......................................     694,564            804,029
                                                                    -------------      --------------

Cash at end of quarter............................................     366,579            632,588
                                                                    =============      =============

The accompanying notes are an integral part of these statements.

                                                       BIOMERICA, INC.

                                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                         FOR THE THREE MONTHS ENDED AUGUST 31, 1995


                                                                      Unrealized
                           Common Stock                               Gain on
                           -------------------------   Additional     Available-                 Retained
                           Number of                   Paid-In        For-Sale     Prepaid       Earnings
                           Shares        Amount        Capital        Securities   Expenses      (Deficit)       Total
                           -----------   -----------   ------------   -----------  -----------   --------------  ------------

Balance at
  May 31, 1995             3,431,319     $   274,506   $11,323,824    $    2,322   $  (5,142)    $(10,153,131)   $ 1,442,379

Change in unrealized gain
  on available-for-sale
  securities                                                              (1,307)                                     (1,307)

Amortization of
  prepaid expenses                                                                     1,560                           1,560

Exercise of stock options     13,250          1,060         9,540                                                     10,600

Net gain (loss)                                                                                        60,305         60,305
                           -----------   -----------   ------------   -----------  -----------  --------------   ------------

Balance at
  August 31, 1995           3,444,569    $  275,566   $11,333,364     $    1,015   $   (3,582)   $(10,092,826)   $ 1,513,537
                           ===========   ===========  =============   ===========  ===========  ==============   ============

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

                        NOTES TO FINANCIAL STATEMENTS


August 31, 1995

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, for a summary of significant accounting policies utilized by the Company.

(2) The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Biomerica, Inc., for the periods indicated, however does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(3) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(4) Reference is made to Notes 2 & 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Note 5, 6, 11 and 12 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, for information on commitments and litigation.

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $1,015 at August 31, 1995.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS

  Consolidated net sales for Biomerica were $2,329,288 for the first quarter of fiscal 1996 as compared to $2,190,414 for the same period in the previous year. This represents an increase of $138,874 (6%). Biomerica, Lancer and AIT all had increases in sales. Lancer's increase was due to increases in domestic and foreign sales. Biomerica showed some increases in the foreign distributor sales as well as in sales of EZ Detect. Cost of sales increased by $31,917 (3%) in part due to the increase in sales. Lancer realized decreased cost of sales as a percentage of sales due to realization of manufacturing efficiency. Biomerica had higher wages and higher materials costs as a percentage of sales on some products.

  Selling, general and administrative expenses increased by $20,766 (3%). Lancer had an increase of $19,490 due to increased marketing and sales personnel costs, which was partially offset by reduced professional fees. Biomerica had increased costs of $2,887 due in part to increased wages, while AIT had a decrease of $1,611. Research and development costs increased by $9,585, primarily due to increases in materials costs and wages at Biomerica.

  Interest expense decreased by $17,112 due to decreased interest expenses at Lancer due to lower debt. Biomerica had lower debt expenses as well as reduction of certain interests totaling $11,254, including $6,100 in interest owed to the President.

  Minority interest in net losses of consolidated subsidiaries represents minority interests in the gain of Lancer's and AIT's other shareholders. Please refer to Notes 2 and 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 1995, for a more in-depth discussion on subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

  As of August 31, 1995, the Company had cash and available-for-sale securities in the amount of $704,123. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable and its working capital position. Biomerica alone has no material capital commitments. Effective November 1, 1994, Lancer arranged for a two year renewal of its bank term loan through November 1, 1996. The new bank loan requires monthly principal payments of $23,000 during the first year and $31,000 during the second year, plus interest at prime plus 3%. All unpaid principal and accrued interest is due and payable on November 1, 1996.

                         PART II.  OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS.  Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable.

Item 5. OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.  None.







SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 9, 1995




                                   BIOMERICA, INC.


                                   By:
                                       -----------------
                                   Joseph H. Irani, President
                                   President, Chief Executive Officer