Form 10QSB
period 1995-11-30
BIOMERICA INC
filed 1996-01-16
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1995               Commission File No. 0-8765
                  -----------------                                   ------



                                BIOMERICA, INC.
             (Exact name of registrant as specified in its charter)



Delaware                                               95-2645573
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1533 Monrovia Avenue, Newport Beach, California        92663
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number including area code:  (714) 645-2111
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

                              Yes    X    No
                                   ------     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,448,319 shares of common Stock as of January 14, 1996.

                                   BIOMERICA, INC.

                                        INDEX



PART I  Financial Statements:


        Statements of Operations - Three Months and Six Months
        Ended November 30, 1995 and 1994 ..................................2


        Balance Sheet - November 30, 1995  ............................3 & 4


        Statements of Cash Flows
        Six Months Ended November 30, 1995 and 1994 .......................5


        Statements of Changes in Shareholders' Equity -
        Six Months Ended November 30, 1995 ................................6


        Notes to Financial Statements .....................................7


        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data ...................................8 & 9


PART II Other Information ................................................10


        Signatures .......................................................10

                                                   PART I - FINANCIAL INFORMATION
                                                  SUMMARIZED FINANCIAL INFORMATION

                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Six Months Ended             Three Months Ended
                                             November 30,                  November 30,
                                         1995          1994           1995           1994
                                      ----------     ---------      ---------     ----------

Net Sales...........................  $4,602,576     $4,630,428     $2,273,288    $ 2,440,014
  Cost of sales ....................   2,480,762      2,562,094      1,197,794      1,311,043
                                      ----------     ----------     ----------    -----------
  Gross profit .....................   2,121,814      2,068,334      1,075,494      1,128,971
                                      -----------    -----------    ----------    -----------

Operating Expenses:

  Selling, general and
administrative......................   1,657,510      1,765,594        822,325        951,175
  Research and development .........     148,882        140,819         74,890         76,412
                                      -----------    -----------    -----------   ------------
                                       1,806,392      1,906,413        897,215      1,027,587
                                      -----------    -----------    -----------   -----------


Other Expense (income):
  Interest expense .................      57,147         83,797         31,672         41,210
  Other (income) expense, net ......     (27,688)       (26,785)        (3,334)      (12,990)
                                      -----------    -----------    -----------   -----------
  Income before minority
  interest in net profits of
  of consolidated subsidiaries .....     285,963        104,909        149,941         73,164

Minority interest in net profits
  of consolidated subsidiaries .....    (128,070)       (72,517)       (54,753)      (42,061)
                                      ------------   ------------   -----------   -----------


  Income before taxes ..............     157,893              0         95,188              0

  Income taxes .....................       2,400              0              0              0
                                      -----------    -----------    -----------   ------------


  NET  INCOME ......................  $  155,493     $   32,392     $   95,188    $    31,103
                                      ===========    ===========    ===========   ============

Net income per share................  $      .05     $      .01     $      .03    $       .01
                                      ===========    ===========    ===========   ============

Weighted average
  shares outstanding ...............   3,441,007      3,392,069      3,441,819      3,392,069

The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                             November 30,
                                                                 1995
                                                             --------------

Assets

Current Assets
  Cash and cash equivalents .................................. $  370,523
  Available for-sale securities ..............................    421,397
  Accounts receivable, less allowance for doubtful accounts ..  1,505,713
  Inventory ..................................................  2,080,294
  Notes receivable ...........................................     27,985
  Prepaid expenses and other .................................    111,546
                                                               -----------

      Total Current Assets ...................................  4,517,458

Inventory, non-current........................................     87,000

Land held for investment......................................     46,000

Property and Equipment, less accumulated depreciation and
   amortization...............................................    461,769

Intangible assets, net of accumulated amortization............    602,191

Other Assets..................................................      4,596
                                                               -----------


                                                               $5,719,014
                                                               ===========







The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                               November 30,
                                                                   1995
                                                               ------------

Liabilities and Shareholders' Equity

Current Liabilities
  Current portion of note payable to bank ...................  $  178,438
  Accounts payable and accrued liabilities ..................     654,878
  Long-term debt and capital lease obligations (current
    portion).................................................      20,462
  Other liabilities .........................................       4,000
  Accrued compensation ......................................     568,977
  Line of credit ............................................     175,000
                                                               -------------


     Total Current Liabilities ..............................   1,601,755

Long term portion of note payable to bank....................     396,562

Long term portion of capital leases..........................      26,976

Minority interest............................................   1,996,583

Shareholders' Equity
  Common stock ..............................................     275,866
  Additional paid-in-capital ................................  11,336,064
  Unrealized holding gain on available for sale securities ..      84,868
  Prepaid expenses ..........................................      (2,022)
  Accumulated deficit .......................................  (9,997,638)
                                                               -------------


Total Shareholders' Equity...................................   1,697,138
                                                               -------------


Total Liabilities and Equity.................................  $5,719,014
                                                               -------------

The accompanying notes are an integral part of these statements.

                                                          BIOMERICA, INC.

                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                            SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994

                                                                          1995             1994
                                                                      -------------     -------------

Cash flows from operating activities:

Net income..........................................................  $  155,493        $   32,392

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization....................................     158,071           184,871
   Realized gain on sale of marketable securities...................           0           (20,697)
   Minority interest in net profits of consolidated subsidiaries....     128,070            82,005
   Provision for losses on accounts receivable......................           0            40,216
   Stock issued to employees........................................           0            21,263
   Changes in current assets and liabilities:
     Accounts Receivable............................................      40,898          (121,123)
     Inventories....................................................    (316,915)           62,030
     Prepaid expenses and other current assets......................       9,275            21,957
     Accounts payable and other accrued liabilities.................     (26,000)         (125,094)
     Accrued compensation...........................................       3,902            (2,411)
                                                                      ------------      -----------


Net cash provided by operating activities...........................     152,794           175,409
                                                                      ------------      -----------


Cash flows from investing activities:
   Sales of marketable securities, net..............................           0           186,138
   Purchases of property and equipment..............................     (60,578)         (130,996)
   Other assets.....................................................         196                 0
   Purchases of intangible assets...................................      (3,839)             (816)
                                                                      ------------      ------------
Net cash provided by investing activities...........................     (64,221)           54,326
                                                                      ------------      ------------


Cash flows from financing activities:
   Net payments under line of credit agreement......................    (225,000)                0
   Investments by minoriry interests................................      20,250                 0
   Payments of short-term borrowings and long-term debt.............     (11,464)         (161,248)
   Principal payments on note payable to bank.......................    (210,000)         (216,000)
   Payments of long-term debt and capital lease obligations.........           0           (16,844)
   Exercise of stock options........................................      13,600               600
                                                                      ------------      ------------


Net cash used in financing activities...............................    (412,614)         (393,492)
                                                                      ------------      ------------


Net (decrease) in cash and cash equivalents.........................    (324,041)         (163,757)
                                                                      ------------      ------------


Cash at beginning of year...........................................     694,564           804,029
                                                                      ------------      ------------



Cash at end of quarter..............................................  $  370,523        $  640,272
                                                                      ============      ============

The accompanying notes are an integral part of these statements.

                                                               BIOMERICA, INC.

                                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995

                                                                  Unrealized
                                                                  Gain on
                    Common Stock                   Additional     Available-                  Retained
                    -------------------------
                    Number of                      Paid-In        For-Sale      Prepaid       Earnings
                    Shares         Amount          Capital        Securities    Expenses      (Deficit)        Total
                    ------------   -----------     -----------    -----------   -----------   ------------     -----------



Balance at
  May 31, 1995       3,431,319     $   274,506     $11,323,824    $   2,322     $  (5,142)    $(10,153,131)    $1,442,379

Change in
 unrealized
 gain on available
 for sale securities                                                 82,546                                        82,546

Amortization of
 pre-paid expenses                                                                   3,120                          3,120

Exercise of employee
stock options           17,000          1,360           12,240                                                     13,600

Net gain                                                                                           155,493        155,493
                     ------------  -------------   ------------   -----------   -----------   --------------   -----------


Balance at
  November 30, 1995   3,448,319    $   275,866     $11,336,064    $  84,868     $  (2,022)    $(9,997,638)     $1,697,138
                     ===========   =============   ============   ===========   ===========   ==============   ===========

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


November 30, 1995

(1)Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, for a summary of significant accounting policies utilized by the Company.

(2)The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(3)Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(4)Reference is made to Notes 2 & 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, for a description of the investments in affiliates and consolidated subsidiaries.

(5)Reference is made to Note 5, 6, 11 and 12 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, for information on commitments and litigation.

(6)Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $84,868 at November 30, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $4,602,576 for the six months ended November 30, 1995 as compared to $4,630,428 for the same period in the last fiscal year. This represents a decrease of $27,852 (.6%). Net sales for the three months then ended were $2,273,288 as compared to $2,440,014 for the same period last year, resulting in a decrease of $166,726 (7%). Most of the decrease was attributable to the Lancer subsidiary which had a soft domestic market and changes in the manufacturing process in this quarter. Cost of sales decreased by $81,332 (3%) for the six month period and by $113,249 for the three month period (9%). The decreases were primarily due to lower sales as well as a lower cost of sales as a percentage of sales, particularly at Lancer.

   Selling, general and administrative expenses decreased by $108,084 (6%) for the six month period and by $128,850 (14%) for the three month period. Most of the decreases were attributable to decreases at Lancer as a result of lower professional fees, samples and shipping costs.

   Research and development costs increased for the six month period by $8,063 (6%) and decreased for the three month period by $1,522 (2%). Both Lancer and Biomerica had slight increases for the six month period. For the three month period Lancer also had a slight increase, while Biomerica had a slight decrease.

   Interest expense decreased for the six months by $26,650 (32%) and by $9,538 (23%) for the three month period. These decreases reflect reduced debt and interest rates at Lancer. Biomerica had lower debt as well as reduction of certain interests totaling $11,254.

   Minority interest in net profits of consolidated subsidiaries represents minority interests in the gain of Lancer and AIT. Please refer to Notes 2 and 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 1995, for a more in-depth discussion on subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 1995, the Company had cash and available-for-sale securities in the amount of $791,920. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Biomerica alone has no capital commitments.
Effective October 10, 1995, Lancer arranged for a restructuring of its $1,045,000 bank debt which was divided into a term loan, with an original balance of $645,000 and a line of credit with an original balance of $400,000. Lancer also arranged for a reduction in interest rate from prime plus 3% to prime plus 1%. Immediately after the debt restructuring, Lancer paid down the line of credit by $225,000. The new bank term loan requires 24 monthly principal and interest payments of $18,890. All unpaid principal and accrued interest is due and payable on November 1, 1997. Under the line of credit, Lancer can borrow up to $500,000. Borrowings are secured by specific percentages of eligible accounts receivable. At November 30, 1995, the unused portion available under the line of credit was $275,000.

PART II.  OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES.  Inapplicable.

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

Date:  January 8, 1996




                                   BIOMERICA, INC.


                                   By: /S/ JOSEPH H. IRANI
                                       -----------------
                                   Joseph H. Irani, President
                                   President, Chief Executive Officer
                                   and Chief Financial Officer