Form 10QSB
period 1996-02-29
BIOMERICA INC
filed 1996-04-12
CIK 73290

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 29, 1996                 Commission File No. 0-8765
                  -----------------                                     ------




                                BIOMERICA, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                               95-2645573
- -----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1533 Monrovia Avenue, Newport Beach, California        92663
- ------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number including area code:  (714) 645-2111
- ------------------------------------------------------------------------------


                                (Not applicable)
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X  No
                               ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,455,569 shares of common Stock as of April 14, 1996.

                                   BIOMERICA, INC.

                                        INDEX



PART I Financial Statements:


        Consolidated Statements of Operations - Nine Months and Three Months
        Ended February 29, 1996 and February 28, 1995 ........................2


        Consolidated Balance Sheet - February 29, 1996 ...................3 & 4


        Statements of Cash Flows
        Nine Months Ended February 29, 1996 and February 28, 1995 ............5


        Statement of Changes in Shareholders' Equity -
        Nine Months Ended February 29, 1996 ..................................6


        Notes to Financial Statements ........................................7


        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data ......................................8 & 9


PART II Other Information ...................................................10


       Signatures ...........................................................10

                                        PART I - FINANCIAL INFORMATION
                                       SUMMARIZED FINANCIAL INFORMATION

                                                BIOMERICA, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Nine Months Ended                  Three Months Ended
                                               February 29,      February 28,      February 29,    February 28,
                                                   1996              1995              1996            1995
                                              ---------------    -------------     -------------  --------------

Net sales...................................    $ 6,668,909      $ 6,940,288       $ 2,066,334     $ 2,309,860
Cost of sales...............................      3,783,121        3,877,315         1,302,359       1,315,221
                                              ---------------    -------------     ------------   -------------

Gross profit................................      2,885,788        3,062,973           763,975         994,639

Operating Expenses:
 Selling, general and administrative .......      2,347,990        2,589,039           690,480         823,445
 Research and development ..................        209,666          210,210            60,784          69,391
                                              ---------------    -------------     ------------   -------------

                                                  2,557,656        2,799,249           751,264         892,836

Other Expense (income):
 Interest expense ..........................         75,701          134,917            18,554          51,120
 Other (income) expense, net ...............        (31,739)         (35,054)           (4,051)         (8,269)

 Gain (loss) before minority
 interest in net profits of
 of consolidated subsidiaries ..............        284,170          163,861            (1,792)         58,952

Minority interest in net (profits) losses
 of consolidated subsidiaries ..............        (56,148)         (98,198)           71,922         (25,681)

Income before taxes.........................        228,022                0            70,130               0

Income taxes................................          2,400                0                 0               0

 NET  INCOME ...............................  $     225,622      $    65,663       $    70,130    $     33,271
                                              ===============    =============     ============   =============

Net earnings per share......................  $         .07      $       .02       $       .02    $        .01
                                              ===============    =============     ============   =============

Weighted average
 shares outstanding ........................      3,445,861        3,392,861         3,455,569       3,394,944

The accompanying notes are an integral part of these statements.

                              BIOMERICA, INC.

                       CONSOLIDATED BALANCE SHEETS

                                                                            February 29,
                                                                                1996
                                                                            --------------

Assets

Current Assets
     Available for-sale securities.........................................      401,401
     Accounts receivable, less allowance for doubtful accounts.............    1,431,626
     Inventory.............................................................    2,128,660
     Notes receivable......................................................       27,985
     Prepaid expenses and other............................................       77,951
                                                                            --------------


     Total Current Assets .................................................    4,692,708

Inventory, non-current.....................................................       87,000

Land held for investment...................................................       46,000

Property and Equipment, less accumulated depreciation and amortization.....      463,389

Intangible assets, net of accumulated amortization.........................      582,942

Other Assets...............................................................        4,596
                                                                            --------------


                                                                            $  5,876,635
                                                                            ==============



The accompanying notes are an integral part of these statements.

                                     BIOMERICA, INC.

                               CONSOLIDATED BALANCE SHEETS

                                                                             February 29,
                                                                                  1996
                                                                            --------------

Liabilities and Shareholders' Equity

Current Liabilities
     Current portion of note payable to bank............................... $    188,266
     Accounts payable and accrued liabilities..............................      602,661
     Long-term debt and capital lease obligations (current portion)........       21,046
     Other liabilities.....................................................      228,189
     Line of Credit........................................................      174,000
     Accrued compensation..................................................      601,611
                                                                            --------------
           Total Current Liabilities........................................   1,815,773

Long term portion of note payable to bank..................................      311,734

Long term portion of capital leases........................................       21,490

Minority interest..........................................................    1,936,487

Shareholders' Equity
     Unrealized holding gain on available for sale securities..............      101,392
     Common stock, $.08 par value authorized 10,000,000 shares,
       issued and outstanding 3,455,569 in 1996............................      276,446
     Additional paid-in-capital............................................   11,341,284
     Prepaid expenses......................................................         (462)
     Accumulated deficit...................................................   (9,927,509)
                                                                            --------------


     Total Shareholders' Equity............................................    1,791,151
                                                                            --------------


Total Liabilities and Equity............................................... $  5,876,635
                                                                            ==============

The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                                          1996              1995
                                                                      -------------     -------------


Cash flows from operating activities:


Net income (loss)...................................................  $  225,622        $   65,663

Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
     Depreciation and amortization..................................     234,280           281,088
     Realized gain on sale of marketable securities.................        (357)          (20,697)
     Minority interest in net profits of consolidated subsidiaries..      56,148           123,141
     Provision for losses on accounts receivable....................      30,000            28,716
     Stock issued to employees......................................           0            21,263
       Accounts Receivable..........................................      84,985          (108,888)
       Inventories..................................................    (365,281)          151,903
       Prepaid expenses and other current assets....................      35,945            76,752
       Accounts payable and other accrued liabilities...............     161,797          (205,917)
       Accrued compensation.........................................      36,536            11,908
                                                                      -------------     -------------


Net cash provided by operating activities...........................     499,675           424,932
                                                                      -------------     -------------


Cash flows from investing activities:
     Additions to fixed assets......................................    (119,857)         (175,616)
     Sales of marketable securities, net............................      36,878           186,138
     Note Receivable................................................       8,681           (14,804)
     Purchases of intangible assets.................................      (3,140)            (816)
                                                                      ------------      ------------


Net cash used in investing activities...............................     (77,438)           (5,098)
                                                                      -----------       ------------


Cash flows from financing activities:
     Net payments under line of credit..............................    (226,000)                0
     Exercise of stock options......................................      19,400               600
     Proceeds from sale of stock....................................      20,250                 0
     Payments of short-term borrowings and long-term debt...........           0          (161,248)
     Principal payments on note payable to bank.....................    (285,000)         (295,000)
     Payments of long-term debt and capital lease obligations.......     (20,366)          (17,328)
                                                                      -----------       ------------


Net cash used in financing activities...............................    (491,716)         (472,976)
                                                                      -----------       ------------


Net increase (decrease) in cash and cash equivalents................     (69,479)          (53,142)
                                                                      -----------       ------------


Cash at beginning of year...........................................     694,564           804,029
                                                                      -------------     -------------


Cash at end of nine months..........................................  $  625,085        $  750,887
                                                                      =============     =============

The accompanying notes are an integral part of these statements.

                                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                         FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996
                                                                    Unrealized
                                                                    Gain on
                      Common Stock                 Additional       Available-                      Retained
                      --------------------------
                      Number of                    Paid-In          For-Sale         Prepaid        Earnings
                      Shares       Amount          Capital          Securities       Expenses       (Deficit)        Total
                      -----------  -------------   --------------   --------------   -------------  --------------   -------------

Balance at
  May 31, 1995......  3,431,319    $   274,506     $ 11,323,824     $      2,322     $   (5,142)    $(10,153,131)    $ 1,442,379

Exercise of employee
  stock options.....     24,250          1,940           17,460                                                           19,400

Unrealized holding
gain on available-
for-sale securities.                                                      99,070                                          99,070

Prepaid expenses....                                                                       4,680                           4,680

Net gain (loss).....                                                                                      225,622        225,622
                      -----------  -------------   --------------   --------------   ------------   --------------   -------------

Balance at
  February 29, 1996.  3,455,569    $   276,446     $ 11,341,284     $    101,392     $     (462)    $ (9,927,509)    $ 1,791,151
                      ==========   ===========     ============     ============     ===========    =============    ===========

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                        NOTES TO FINANCIAL STATEMENTS


February 29, 1996

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, for a summary of significant accounting policies utilized by the Company.

(2) The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Biomerica, Inc., for the periods for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

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

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $101,392 at February 29, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


RESULTS OF OPERATIONS

  Consolidated net sales for Biomerica were $6,668,909 for the nine months ended February 29, 1996 as compared to $6,940,288 for the same period last year. This represents a decrease of $271,379 (4%). Although Biomerica had increased sales however, Lancer realized a decrease in sales of $483,669. Lancer's decrease in sales was primarily a result of manufacturing problems which are being corrected. For the quarter then ended, sales decreased by $243,526 from the previous year, again as a result of decreased sales at Lancer (of $342,855) due to manufacturing problems. Cost of sales for the nine months ended February 29, 1996 were $3,783,121 as compared to $3,877,315 (a decrease of $94,194) and for the three months then ended decreased by $12,862. Part of the decrease was attributable to the decrease in sales. This was offset by higher cost of goods at Lancer, as well as higher cost of goods at Biomerica due to some large introductory orders.

  Selling, general and administrative expenses decreased for the nine months by $241,049 and for the three months by $132,765. These decreases were primarily due to decreases at Lancer ($187,523 for the nine months and $91,012 for the three months), which were attributable to organizational changes, a decrease in professional fees, samples and shipping costs, partially offset by an increase in trade show costs. Biomerica also realized decreases due to lower wages.

  Interest expense decreased for the nine months by $59,216 and for the three months by $32,566 primarily as a result of reduced debt and interest rates at Lancer.

  Minority interest in net gains or losses of consolidated subsidiaries represents minority interests in gains or losses of Lancers and AIT's other Financial Statements in the report on Form 10-KSB for the year ended May 31, 1995, for a more in-depth discussion on subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

   As of February 29, 1996, the Company had cash and available-for-sale securities in the amount of $1,026,486. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Biomerica alone has no capital commitments. Effective October 1, 1995, Lancer arranged for a restructuring of its $1,045,000 bank debt. The debt was divided into a term loan, with an original balance of $645,000 and a line of credit with an original balance of $400,000. Lancer also arranged for a reduction in interest rate from prime plus 3% to prime plus 1%. Immediately after the restructuring Lancer paid down the line of credit by $225,000. The new bank loan requires 24 monthly payments of principal and interest of $18,870. All unpaid principal and accrued interest is due and payable on November 1, 1997. Under the line of credit, Lancer can borrow up to $500,000. Borrowings are secured by specific percentages of eligible accounts receivable. At February 29, 1996, the unused portion available under the line of credit was $180,000.

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

Date:  April 7, 1996




                                   BIOMERICA, INC.


                                   By: /S/ Joseph H. Irani, President
                                       -------------------------------
                                   President, Chief Executive Officer
                                   and Chief Financial Officer