Form 10KSB
period 1996-05-31
BIOMERICA INC
filed 1996-08-27
CIK 73290

               FORM 10-KSB - ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended             MAY 31, 1996
                          -----------------------------------------------------

Commission File No.                    0-8765
                    -----------------------------------------------------------

                                  BIOMERICA, INC.
- -------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

                DELAWARE                      95-2645573
- -------------------------------------------------------------------------------

    State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization          Identification No.)

 1533 MONROVIA AVENUE, NEWPORT BEACH, CALIFORNIA           92663
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                (714) 645-2111
- -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.08
- -------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                         X    Yes       No
                       -----        ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by [X]

State issuer's revenues for its most recent fiscal year: $9,480,658.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 2,923,774 shares held by non-affiliates and the closing price $3.875 per share for Common Stock in the over-the-counter market as of August 13, 1996: $11,329,624).

Number of shares of the issuer's common stock, par value $.08, outstanding as of August 13, 1996: 3,516,719 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
The issuer's proxy statement for its 1996 Annual Meeting of Stockholders is incorporated into Part III hereof. Also incorporated by reference is the Annual Report on Form 10KSB for the fiscal year ended May 31, 1996, for Lancer Orthodontics, Inc.

                                    PART I*
ITEM 1.   BUSINESS
          --------

INTRODUCTION

   Biomerica, Inc. ("Biomerica" or the "Company") is primarily engaged in the development, manufacture and marketing of medical diagnostic test kits. In addition, since 1984, Biomerica has followed a corporate strategy of developing new business opportunities through selected investments in companies in which synergistic benefits could be realized through sharing of technology, corporate administration and/or capital resources. Each of these companies is or has been in a business involving the application of advanced technologies in the biomedical, pharmaceutical, and/or other applied sciences. As of May 31, 1996, Biomerica held the following percentage ownership in the issued and outstanding common stock of subsidiaries:

   Subsidiary Company                   Biomerica Percent Ownership
   ------------------                   ---------------------------

   Lancer Orthodontics, Inc. ("Lancer")            29.9%
   Allergy Immuno Technologies, Inc. ("AIT")       73.5%

   The Company was incorporated in Delaware in September 1971 under the name "Nuclear Medical Systems, Inc." The Company changed its corporate name in February 1983 to NMS Pharmaceuticals, Inc. and in November 1987 to Biomerica, Inc. Its principal place of business and executive offices are located at 1533 Monrovia Avenue, Newport Beach, California 92663 (telephone number 714-645-2111, telefax number 714-722-6674).

   In addition to Biomerica's ownership of Lancer, the President of Biomerica owns approximately 15.9% of the outstanding Lancer common stock and is an officer and director of Lancer. Another Biomerica director also serves on Lancer's board of directors. In addition, Biomerica's president controls an additional 835,066 shares of Lancer's common stock either through proxy or other controlled persons. As a result, Biomerica continues to exercise are consolidated with those of Biomerica.

   In 1986, Biomerica began to implement a strategy of investing a portion of its cash resources in marketable securities of biotech and large publicly-traded companies which are in the forefront of advanced technologies. This is intended to enable Biomerica to share in the overall growth of the health care industry and to monitor new developments in related advanced fields. Biomerica's holdings in these various companies are insignificant with respect to these companies.

   As of May 31, 1996, the Company's businesses included the following:

 .  CORE BUSINESS IN DIAGNOSTICS, VIA BIOMERICA, INC.
   -------------------------------------------------
   Biomerica develops, manufactures, and sells medical diagnostic products designed to detect certain medical conditions and diseases in the areas of certain cancers, heart attack, fertility, gastritis and ulcers, diabetes and Candida.

 .  ADVANCED ORTHODONTIC PRODUCTS, VIA LANCER
   -----------------------------------------
   Lancer is engaged in manufacturing, sales and development of high technology orthodontic products including, among others, ceramic brackets and wires. Lancer is well established in the field of orthodontics and its products are sold worldwide through distributors and a direct sales force.



* Exhibit 99.2, "Part I of the Annual Report on Form 10-KSB of Lancer Orthodontics, Inc." is hereby incorporated by reference into this Report.

 .  ALLERGY AND IMMUNO DIAGNOSTICS, VIA AIT
   ---------------------------------------
   Until recently, AIT was engaged in developing research diagnostic test and therapeutic methods for treatment of allergies. In addition, AIT has been providing clinical testing services to doctors, clinics and drug firms in specialized areas of allergy and sensitivity determinations. In the meantime, as a consequence of its development effort in the field of allergy treatment, AIT owns four patents covering several inventions relating to the therapeutic aspect of allergy. AIT intends to utilize these patents to develop new allergy drugs on its own and/or in conjunction with other companies.

BIOMERICA'S CORE BUSINESS
- -------------------------

   IMMUNO-DIAGNOSTIC PRODUCTS
   --------------------------

   The Company has developed, produced and sold immunoassay diagnostic test kits since the late 1970's. Immunoassay kits are used by hospitals, clinical laboratories and medical researchers to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones or other substances which may exist in the human body in extremely small concentrations.

   Biomerica currently manufactures and sells diagnostic test kits which also sells other kits to researchers which products have not yet been cleared by the FDA for diagnostic use. Biomerica products include:

- -------------------------------------------------------------------------------
Diagnostic Test Kit                       Use
- -------------------------------------------------------------------------------

NEONATAL TSH (RIA)        -For early detection of congenital primary hypo-
                           thyroidism. (Newborn thyroid hormone assessment).

ALPHA-SUBUNIT (RIA)       -For measurement of elevated blood levels of alpha
                           subunit which are suspected to be associated with testicular, colorectal, pituitary, and other cancers. Also for delayed puberty. This product is used for research only.

THYROID PANEL:            -For measurement of thyroid function in manual and
T3, T4, TSH (EIA)          automated systems.

THYROGLOBULIN (RIA)       -For prognostic testing for the detection of
                           metastasis after the treatment or removal of thyroid tumor. This product is used for research only.

THYROGLOBULIN AUTO-       -For measurement of autoantibodies to thyroglobulin
ANTIBODY TEST              in human blood.  High levels of patient's Tg
(EIA & RIA)                autoantibodies are present with Hashimoto's disease
                           and lymphadenoid goiter. This product has just been cleared by the FDA.

MYOGLOBIN (RIA)           -For measurement of myoglobin in blood as a result of
                           skeletal muscle injury including heart.

- -------------------------------------------------------------------------------
Diagnostic Test Kit                          Use
- -------------------------------------------------------------------------------

HISTAMINE (RIA)           -For determination of blood histamine levels which
                           are associated with leukemia, allergy diseases, and sensitivity determinations in animals and humans.

                           FDA clearance was received to market the histamine RIA test kit for a special type of leukemia disease. For allergy applications, the product is sold for research and investigational use only since FDA clearance has not yet been obtained for that purpose.

HELICOBACTER PYLORI       -A non-invasive blood test for gastritis and peptic
ANTIBODY (EIA) ("GAP")     ulcer   infection.  The "GAP" test is amenable to
FOR GASTRITIS & ULCER      screen populations for the bacterium (Helicobacter
DETECTION                  pylori) that causes gastritis and peptic ulcers.  FDA
                           clearance for the GAP was received in July 1991.
                           Since then, Biomerica has entered into a three year exclusive agreement with BioRad of Hercules, with the exception of Japan. Biomerica has entered into another exclusive agreement with Nisshin/
                           Fujirebio for distribution of the GAP test in Japan.
                           After 18 months of conducting the necessary clinical studies, Japan's Ministry of Health has approved the GAP test kit for sale in Japan for diagnostic purposes. The Company believes that it is the first test of its kind to receive such clearance in Japan.
                           Nisshin/Fujirebio have recently begun the sale of the GAP in Japan.

ISLET CELL-               -A non-invasive blood test for predisposition of
AUTOANTIBODIES(EIA)        Type I diabetes.  It is for detecting the onset
(ISLETEST(TM))             of type  I diabetes[insulin dependent diabetes
(FOR DETECTION             IDDM)] mellitus years before the manifestation of
OF TYPE I DIABETES         the disease.  IDDM is a disease characterized by
                           abnormalities in the regulation of blood sugar. The disease may cause serious injury to the eyes, kidneys, blood vessels, and nervous system.
                           Presently, this kit is provided to medical institutions for investigational use only.

INSULIN                   -A non-invasive blood test for assessment of status
AUTOANTIBODY (EIA)         of type I diabetes.  This kit is provided for
                           investigational use only.

GAD AUTOANTIBODY (EIA)    -A non-invasive blood test for individuals
                           predisposed to Type I diabetes.

   PHYSICIANS' OFFICE AND OVER-THE-COUNTER PRODUCTS
   ------------------------------------------------

   The over-the-counter and professional markets for diagnostic products are expanding as a result of significant economic pressures affecting the health care industry. Changes in federal regulation and reimbursement policies, and increased competition among physicians have led to increased emphasis on the delivery of health care outside the hospital and clinical laboratory environment. At the same time, technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. The Company's objective has been to address these markets by developing rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation.

   Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation; frequently, results were not available until at least the following day. Most of the Company's over-the-counter tests are FDA cleared. The Company believes that such tests are as accurate as laboratory tests when used properly, require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the doctor's office.

   The emphasis on producing easy to use tests that require no instrumentation has led to the development of the products indicated below which currently are