Form 10QSB
period 1996-08-31
BIOMERICA INC
filed 1996-10-11
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 1996                 Commission File No. 0-8765
                  ---------------                                     ------



                                BIOMERICA, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                95-2645573
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


1533 Monrovia Avenue, Newport Beach, California        92663
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number including area code:  (714) 645-2111
-------------------------------------------------------------------------------


                                (Not applicable)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,520,569 shares of common Stock as of October 11, 1996.

                                   BIOMERICA, INC.

                                        INDEX



PART I  Financial Statements:


        Statement of Operations - Three Months
        Ended August 31, 1996 and 1995 ....................................2


        Balance Sheets - August 31, 1996 ..............................3 & 4


        Statement of Cash Flows
        Three Months Ended August 31, 1996 and 1995 .......................5


        Statement of Changes in Shareholders' Equity -
        Three Months Ended August 31, 1996 ................................6


        Notes to Financial Statements .....................................7


        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data .......................................8


PART II Other Information .................................................9


        Signatures ........................................................9

                              PART I - FINANCIAL INFORMATION
                             SUMMARIZED FINANCIAL INFORMATION

                                     BIOMERICA, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three Months Ended
                                                                   August 31,
                                                             1996             1995
                                                          -------------    ------------


Net sales.................................................$2,273,387       $2,329,288

   Cost of sales ......................................... 1,314,388        1,282,968
                                                          ------------     ------------

   Gross profit ..........................................   958,999        1,046,320


Operating Expenses:
   Selling, general and administrative ...................   746,390          835,185
   Research and development ..............................    62,574           73,992
                                                          ------------     ------------
                                                             808,964          909,177

Other Expense (income):
   Interest expense ......................................    16,803           25,475
   Other (income) expense, net ...........................   (12,176)         (24,354)
   Gain before minority interest in net profits of
   consolidated subsidiaries and income taxes ............   145,408          136,022

Minority interest in net (profits) of
   consolidated subsidiaries .............................    (4,339)         (73,317)
                                                          ------------     ------------

INCOME BEFORE TAXES ......................................   141,069           62,705

Income Taxes..............................................    13,865            2,400

Net Income................................................$  127,204       $   60,305
                                                          ============     ============

Net earnings per share....................................$      .04       $      .02
                                                          ============     ============

Weighted average common shares outstanding................ 3,508,777        3,438,569

                                     BIOMERICA, INC.

                               CONSOLIDATED BALANCE SHEETS


                                                                            August 31,
                                                                               1996
                                                                           -------------


Assets

Current Assets
 Cash and cash equivalents ............................................... $   964,545
 Available for-sale securities ...........................................     385,039
 Accounts receivable, less allowance for doubtful accounts ...............   1,639,355
 Inventory ...............................................................   2,163,144
 Notes receivable ........................................................      19,505
 Prepaid expenses and other ..............................................      80,492
                                                                           ------------


     Total Current Assets ................................................   5,252,080

Inventory, non-current....................................................      37,000

Land held for investment..................................................      46,000

Property and Equipment, less accumulated depreciation and amortization....     448,149

Intangible assets, net of accumulated amortization........................     545,845

Other Assets..............................................................      10,765
                                                                           ------------


                                                                           $ 6,339,839
                                                                           ============





The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                             CONSOLIDATED BALANCE SHEETS


                                                                        August 31,
                                                                           1996
                                                                        -------------


Liabilities and Shareholders' Equity

Current Liabilities
  Line of credit                                                        $   250,000
  Note payable to bank ................................................     182,482
  Accounts payable and accrued liabilities ............................     707,944
  Accrued compensation ................................................     643,435
  Long-term debt and capital lease obligations (current portion) ......      22,266
                                                                        -------------

     Total Current Liabilities ........................................   1,806,127

Note Payable to bank, net of current maturities........................     197,518

Long-term debt and capital lease obligations...........................      10,044

Minority interest......................................................   2,118,262

Shareholders' Equity

  Unrealized holding gain on available for-sale securities ............     120,128
  Common stock, $.08 par value authorized 10,000,000 shares,
    issued and outstanding 3,520,569 in 1996 and 3,444,569 in 1995 ....     281,646
  Additional paid-in-capital ..........................................  11,399,314
  Accumulated deficit .................................................  (9,593,200)
                                                                        -------------

Total Shareholders' Equity.............................................   2,207,888
                                                                        -------------

Total Liabilities and Equity........................................... $ 6,339,839
                                                                        =============


The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

                                                                            1996              1995
                                                                        -------------     -------------


Cash flows from operating activities:
Net income............................................................  $   127,204       $    60,305

Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization ......................................       61,830            82,795
  Minority interest in net profits of consolidated subsidiaries ......        4,339            73,317
  Changes in current assets and liabilities:
    Accounts Receivable ..............................................      148,697          (106,242)
    Inventories ......................................................     (127,593)         (210,980)
    Prepaid expenses and other current assets ........................       24,333            39,726
    Accounts payable and other accrued liabilities ...................        5,542          (124,116)
    Accrued compensation .............................................      116,921            11,328
                                                                        -------------     -------------

Net cash provided by operating activities.............................      361,273          (173,867)
                                                                        -------------     ------------

Cash flows from investing activities:
  Payments of notes receivable .......................................        8,480                 0
  Purchases of property and equipment ................................      (27,184)          (50,075)
  Other assets .......................................................        9,303               196
  Purchases of intangible assets .....................................            0            (3,140)
                                                                        -------------     -------------

Net cash provided by investing activities.............................       (9,401)          (53,019)
                                                                        -------------     ------------


Cash flows from financing activities:
  Principal payments on note payable to bank .........................      (60,000)         (105,000)
  Payments of long-term debt and capital lease obligations ...........       (5,185)           (6,699)
  Exercise of stock options ..........................................       55,030            10,600
                                                                        -------------     -------------

Net cash used in financing activities.................................      (10,155)         (101,099)
                                                                        -------------     ------------

Net increase (decrease) in cash and cash equivalents..................      341,717          (327,985)
                                                                        -------------     ------------

Cash at beginning of quarter..........................................      622,828           694,564
                                                                        -------------     ------------

Cash at end of quarter................................................  $   964,545       $   366,579
                                                                        =============     ============

The accompanying notes are an integral part of these statements.

                                     BIOMERICA, INC.

                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       FOR THE THREE MONTHS ENDED AUGUST 31, 1996

                                                                         Unrealized
                                                                         Gain on
                             Common Stock                Additional      Available-
                             -------------------------
                             Number of                   Paid-In         For-Sale       Earnings
                             Shares        Amount        Capital         Securities     (Deficit)      Total
                             -----------   -----------   -------------   ------------   -------------  -------------


Balance at
  May 31, 1996                 3,465,819   $  277,266    $11,348,664     $   90,687     $(9,720,404)   $  1,996,213

Change in unrealized gain
  on available-for-sale
  securities                                                                 29,441                          29,441

Amortization of
  prepaid expenses

Exercise of stock options         54,750        4,380         50,650                                         55,030

Net gain                                                                                    127,204         127,204
                             ------------  -----------   -------------   ------------   -------------  -------------
Balance at
  August 31, 1996              3,520,569   $  281,646    $11,399,314     $  120,128     $(9,593,200)   $  2,207,888
                             ============  ===========   =============   ============   ============   ============

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

                         NOTES TO FINANCIAL STATEMENTS


August 31, 1996

(1)Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, for a summary of significant accounting policies utilized by the Company.

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

(4)Reference is made to Notes 2 & 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, for a description of the investments in affiliates and consolidated subsidiaries.

(5)Reference is made to Note 5, 6, 11 and 12 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, for information on commitments and litigation.

(6)Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $120,128 at August 31, 1996.

(7)The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 ``Accounting for Stock Based Compensation'' (``Statement No. 123''). Statement No. 123 is primarily a disclosure standard for the Company because it will continue to account for employee stock options under Accounting Principal Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 are effective for financial statements issued after fiscal year 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $2,273,387 for the first quarter of fiscal 1997 as compared to $2,329,288 for the same period in the previous year. This represents a decrease of $55,901 (2%). Biomerica's sales went up by $248,552, while sales at the Lancer subsidiary declined by $311,320 compared to the previous year. The increase at Biomerica was mainly due to increased international sales. Lancer's decrease was attributable to manufacturing processing problems which have resulted in lost sales and delayed deliveries. The manufacturing processing problem has been identified and is being corrected. The subsidiary, Allergy Immuno Technologies (AIT) had an increase in sales for the quarter of $6,867.

     Cost of sales increased by $31,420 or 2%. This increase was due to higher cost of sales at Lancer. Cost of sales there as a percentage of sales increased from 56% to 62% due to the manufacturing processing and mold problems experienced in the first quarter. Biomerica had a decrease in cost of sales as a percentage of sales, whereas AIT had an increase due to higher wages.

     Selling, general and administrative expenses decreased from $835,185 to $746,390 or $88,795 (11%). Lancer had a decrease of $92,687 due to a decrease in wage costs, professional fees, sample and catalog costs, partially offset by an increase in postage and advertising. Biomerica had a decrease of $3,502. AIT had an increase of $7,394 also due to higher wages. Research and development costs decreased by $11,418 (15%), primarily due to a decrease of $13,354 at Lancer due to a decrease in wage costs.

     Interest expense decreased by $8,672 (34%) due primarily to reduced debt and interest rates at Lancer.

    Minority interest in net losses of consolidated subsidiaries represents minority interests in the gain of Lancer's and AIT's other shareholders.

     Please refer to Notes 2 and 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 1996, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

  As of August 31, 1996, the Company had cash and available-for-sale securities in the amount of $1,349,584. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit. Biomerica alone has no material capital commitments. Effective October 10, 1995, Lancer arranged for a restructuring of its note payable. The note was divided into a new term note, with an original balance of $645,000 and a line of credit with an original balance of $400,000. The new note payable is for a term of two years and requires monthly principal and interest payments of $18,889. Interest is at prime plus 1% (9.25% at August 31, 1996). All unpaid principal and accrued interest are due and payable on November 1, 1997.

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

Date:  October 9, 1996




                                   BIOMERICA, INC.
                                   By: /S/ JOSEPH H. IRANI
                                       -----------------
                                   Joseph H. Irani, President
                                   President, Chief Executive Officer