Form 10QSB
period 1996-11-30
BIOMERICA INC
filed 1997-01-14
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1996               Commission File No. 0-8765
                  -----------------                                   ------



                                BIOMERICA, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                          95-2645573
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


1533 Monrovia Avenue, Newport Beach, California        92663
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number including area code:  (714) 645-2111
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

                                Yes    X    No
                                     -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,882,402 shares of common Stock as of January 14, 1997.

                                   BIOMERICA, INC.

                                        INDEX



PART I Financial Statements:

        Statements of Operations - Three Months and Six Months
        Ended November 30, 1996 and 1995 ..................................2

        Balance Sheet - November 30, 1996  ............................3 & 4

        Statements of Cash Flows
        Six Months Ended November 30, 1996 and 1995 .......................5

        Statements of Changes in Shareholders' Equity -
        Six Months Ended November 30, 1996 ................................6

        Notes to Financial Statements .....................................7

        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data ...................................8 & 9

PART II Other Information ................................................10

        Signatures .......................................................10

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                                BIOMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Six Months Ended               Three Months Ended
                                                 November 30,                    November 30,
                                            1996            1995            1996            1995
                                         -----------     -----------     -----------    ------------

Net Sales............................... $ 4,553,025     $4,602,576      $2,279,638     $ 2,273,288
  Cost of sales.........................   2,595,976      2,480,762       1,281,588       1,197,794
                                         ------------    -----------     -----------    ------------

  Gross profit..........................   1,957,049      2,121,814         998,050       1,075,494
                                         ------------    -----------     -----------    ------------

Operating Expenses:
  Selling, general and administrative...   1,551,104      1,657,510         804,714         822,325
  Research and development..............     124,995        148,882          62,421          74,890
                                         ------------    -----------     -----------    ------------

                                           1,676,099      1,806,392         867,135         897,215
                                         ------------    -----------     -----------    ------------

Other Expense (income):
  Interest expense......................      31,879         57,147          15,076          31,672
  Other (income), net...................     (25,579)       (27,688)        (13,403)         (3,334)
                                         ------------    -----------     -----------    ------------

Gain before minority interest in
  net profits of consolidated
  subsidiaries and income taxes.........     274,650        285,963         129,242         149,941

Minority interest in net (profits)
  of consolidated subsidiaries               (25,918)      (128,070)        (21,579)        (54,753)
                                          -----------    -----------     -----------    ------------

  Income before taxes...................     248,732        157,893         107,663          95,188

  Income taxes..........................      17,847          2,400           3,982               0
                                          -----------    -----------     -----------    ------------

  NET  INCOME...........................  $  230,885     $  155,493      $  103,681     $    95,188
                                          ===========    ===========     ===========    ============

Net income per share....................  $      .07     $      .05      $      .03     $       .03
                                          ===========    ===========     ===========    =============

Weighted average
  shares outstanding....................   3,526,469      3,441,007       3,538,602       3,441,819

The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                           November 30,
                                                                              1996
                                                                           ------------


Assets

Current Assets
  Cash and cash equivalents................................................$   911,419

  Available for-sale securities............................................    273,768
  Accounts receivable, less allowance for doubtful accounts................  1,674,879
  Inventory................................................................  2,271,619
  Notes receivable.........................................................     19,505
  Prepaid expenses and other...............................................    106,863
                                                                           ------------

  Total Current Assets ....................................................  5,258,053

Inventory, non-current.....................................................     37,000

Land held for investment...................................................     46,000

Property and Equipment, less accumulated depreciation and amortization.....    440,499

Intangible assets, net of accumulated amortization.........................    527,296

Other Assets...............................................................      9,796
                                                                           ------------


                                                                           $ 6,318,644
                                                                           ============

The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                              CONSOLIDATED BALANCE SHEET


                                                                     November 30,
                                                                         1996
                                                                    -------------

Liabilities and Shareholders' Equity

Current Liabilities
  Current portion of note payable to bank ........................  $    320,000
  Accounts payable and accrued liabilities .......................       575,471
  Long-term debt and capital lease obligations (current portion) .        22,902
  Other liabilities ..............................................       150,581
  Accrued compensation ...........................................       599,526
  Line of credit .................................................       250,000
                                                                    -------------

     Total Current Liabilities ...................................     1,918,480

Long term portion of capital lease obligations....................         4,074

Minority interest.................................................     2,139,842

Shareholders' Equity
  Common stock ...................................................       283,926
  Additional paid-in-capital .....................................    11,452,984
  Unrealized holding gain on available for sale securities .......         8,857
  Accumulated deficit ............................................    (9,489,519)
                                                                    -------------

Total Shareholders' Equity........................................     2,256,248
                                                                    -------------
Total Liabilities and Equity......................................  $  6,318,644
                                                                    =============

The accompanying notes are an integral part of these statements.


                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                                        1996              1995
                                                                     --------------     ------------

Cash flows from operating activities:

Net income.........................................................  $  230,885         $  155,493

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ...................................     124,571            158,071
  Minority interest in net profits of consolidated subsidiaries ...      25,918            128,070
  Changes in current assets and liabilities:
    Accounts Receivable ...........................................     113,175             40,898
    Inventories ...................................................    (236,068)          (316,915)
    Prepaid expenses and other current assets .....................       6,443              9,275
    Accounts payable and other accrued liabilities ................      23,649            (26,000)
    Accrued compensation ..........................................      73,012              3,902
                                                                     --------------     ------------

Net cash provided by operating activities..........................     361,585            152,794
                                                                     --------------     ------------

Cash flows from investing activities:
  Purchases of property and equipment .............................     (63,727)           (60,578)
  Other assets ....................................................      10,272                196
  Purchases of intangible assets ..................................           0             (3,839)
                                                                     --------------     ------------

Net cash used in investing activities..............................     (53,455)           (64,221)
                                                                     --------------     ------------

Cash flows from financing activities:
  Issuance of stock ...............................................      55,000                  0
  Net payments under line of credit agreement .....................           0           (225,000)
  Investments by minority interests ...............................           0             20,250
  Payments of short-term borrowings and long-term debt ............           0            (11,464)
  Principal payments on note payable to bank ......................    (120,000)          (210,000)
  Payments of long-term debt and capital lease obligations ........     (10,519)                 0
  Exercise of stock options .......................................      55,980             13,600
                                                                     --------------     ------------

Net cash used in financing activities..............................     (19,539)          (412,614)
                                                                     --------------     ------------

Net increase (decrease) in cash and cash equivalents...............     288,591           (324,041)
                                                                     --------------     ------------

Cash at beginning of year..........................................     622,828            694,564
                                                                     --------------     ------------

Cash at end of six months..........................................  $  911,419         $  370,523
                                                                     ==============     ============

The accompanying notes are an integral part of these statements.


                                                  BIOMERICA, INC.

                                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996

                                                                        Unrealized
                                                                        Gain on
                           Common Stock                 Additional      Available-     Retained
                           --------------------------
                           Number of                    Paid-In         For-Sale       Earnings
                           Shares        Amount         Capital         Securities     (Deficit)        Total
                           -----------   ------------   ------------    ------------   ------------     ------------


Balance at
  May 31, 1996             3,465,819     $  277,266     $11,348,664     $    90,687    $(9,720,404)     $ 1,996,213

Change in unrealized
  gain on available
  for sale securities                                                       (81,830)                        (81,830)

Issuance of stock             27,500          2,200          52,800                                          55,000

Exercise of employee
  stock options               55,750          4,460          51,520                                          55,980

Net gain                                                                                   230,885          230,885
                           -----------   ------------   ------------    ------------   ------------     ------------

Balance at
  November 30, 1996        3,549,069     $  283,926     $11,452,984     $     8,857    $(9,489,519)     $ 2,256,248
                           ===========   ============   ============    ============   ============     ============

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


November 30, 1996

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

(6)Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $8,857 at November 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $4,553,025 for the six months ended November 30, 1996 as compared to $4,602,576 for the same period in the previous fiscal year. This represents a decrease of $49,551 (1%). For the quarter then ended November 30, 1996, sales were $2,279,638 as compared to $2,273,288. This represents an increase of $6,350. Biomerica's sales for the six months reflected an increase of $316,771 and for the quarter an increase of $68,219. AIT had increases of $21,302 and $14,435 for the six months and quarter, respectively. However, these increases were offset by decreases at Lancer of $387,624 for the six months and $76,304 for the quarter. The decreases at Lancer were attributable to manufacturing processing and mold problems, which have resulted in lost sales and delayed deliveries. The manufacturing problems have been identified and corrected. As part of the correction process, the Company is reworking a substantial portion of its inventory. To vitalize Lancer operations, Lancer has hired Mr. Robert Bothamley as Executive Vice President of Lancer. In his capacity, he will be in charge of the Mexicali manufacturing operation, acquisition and corporate finance. Mr. Bothamley previously was the Chief Financial Officer for Coldwell Banker, responsible for all aspects of planning and financial arrangements. Mr. Bothamley is a Certified Public Accountant and holds the MBA degree from UCLA and a BA degree in Economics from Occidental College. In addition, Mr. Bothamley's fluency in Spanish will facilitate communication with the manufacturing staff at Mexicali, Mexico. Sales at Biomerica increased primarily due to increased international sales. No sales have as yet been generated from the development of `rapid tests'' such as the 10 minute ulcer test (H. pylori).
     Cost of sales increased from $2,480,762 to $2,595,976 for the six months and from $1,197,794 to $1,281,588 for the three months. These represent increases of $115,214 (5%) and $83,794 (7%) for the six months and three months, respectively. Lancer realized higher cost of sales as a percentage of sales due to the manufacturing processing problems and the cost to rework the inventory. Biomerica also recognized higher cost of sales due in part to higher sales of some items with lower margins.
     Selling, general and administrative expenses decreased from $1,657,510 to $1,551,104, or $106,406 (6%) for the six months and from $822,325 to $804,714, or $17,611 (2%) for the three months. The decrease was attributable to decreased expenses at Lancer due to lower wages, professional fees and catalog costs. These were due to management's decision to lower costs to offset the manufacturing problems that caused lower sales.
     Research and development decreased for the six months from $148,882 to $124,995, or $23,887 (16%) and for the three months from $74,890 to $62,421, or
$12,469 (17%). Lancer had decreased expenses of $35,059 for the six months which were offset by increases at Biomerica. For the three months Lancer had decreases of $21,076, again offset by increases at Biomerica. The decreases at Lancer were attributable to lower wages. Biomerica's increases were due to work on new products.
     Interest expense was lower for the six months by $25,268 and by $16,596 for the three months. This was due to reduced debt and interest rates at Lancer.
  Minority interest in net losses of consolidated subsidiaries represents minority interests in the gain of Lancer's and AIT's other shareholders. Please refer to Notes 2 and 3 in the Notes to the Consolidated Financial Statements in the report on Form 10KSB for the year ended May 31, 1996, for a more in-depth discussion on affiliates and subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 1996, the Company had cash and available-for-sale securities in the amount of $1,185,187. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit. Biomerica alone has no material capital commitments. Effective October 10, 1995, Lancer arranged for a restructuring of its note payable. The note was divided into a new term note, with an original balance of $645,000 and a line of credit with an original balance of $400,000. The new note payable is for a term of two years and requires monthly principal and interest payments of $18,889. Interest is at prime plus 1% (9.25% at August 31, 1996). All unpaid and accrued interest are due and payable on November 1, 1997.

PART II.  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES.  Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The annual meeting of the Company's stockholders was held on November 12, 1996. The only matter voted upon at the meeting was the election of directors. This matter was set forth in the proxy statement dated September 4, 1996, as filed with the Securities and Exchange Commission pursuant to Regulation 14 under the Securities Act of 1934. All directors for election indicated in the proxy were elected. The number of votes cast were as follows:

        Name                  For            Against
        ----                  ---            -------

        Joseph H. Irani       3,074,140      27,744
        Dr. Philip B. Kaplan  3,074,434      27,450
        Dr. Robert A. Orlando 3,074,434      27,450

Item 5. OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.  None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 12, 1997




                                   BIOMERICA, INC.


                                   By: /S/ Joseph H. Irani
                                       -----------------------

                                   Joseph H. Irani, President
                                   Chief Executive Officer