Form 10KSB/A
period 1996-05-31
BIOMERICA INC
filed 1997-01-31
CIK 73290

               FORM 10-KSB - ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended             MAY 31, 1996
                          -----------------------------------------------------

Commission File No.                    0-8765
                    -----------------------------------------------------------

                                  BIOMERICA, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

                DELAWARE                      95-2645573
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

                                (714) 645-2111
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.08
-------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                         X    Yes       No
                       -----        ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,480,658.

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

This Form 10-KSB/A is being filed in order to include certain information that was inadvertently omitted from the Annual Report on Form 10-KSB filed by Biomerica, Inc. (the "Company") for the fiscal year ended May 31, 1996. This Form 10-KSB/A includes all of the information required by the rules under Form 10-KSB and represents a complete amendment to the Form 10-KSB filed by the Company.

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

   In addition to Biomerica's ownership of Lancer, the President of Biomerica owns approximately 15.9% of the outstanding Lancer common stock and is an officer and director of Lancer. Another Biomerica director also serves on Lancer's board of directors. In addition, Biomerica's president controls an additional 835,066 shares of Lancer's common stock either through proxy or other controlled persons. As a result, Biomerica continues to exercise effective control of Lancer. As a consequence, Lancer's financial statements are consolidated with those of Biomerica.

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

BIOMERICA'S CORE BUSINESS
-------------------------

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

   Biomerica currently manufactures and sells diagnostic test kits which utilize radioimmunoassay (RIA) or enzyme immunoassay (EIA) technology. Biomerica also sells other kits to researchers which products have not yet been cleared by the FDA for diagnostic use. Biomerica products include:

-------------------------------------------------------------------------------
Diagnostic Test Kit                       Use
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
Diagnostic Test Kit                          Use
-------------------------------------------------------------------------------

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

HELICOBACTER PYLORI       -A non-invasive blood test for gastritis and peptic
ANTIBODY (EIA) ("GAP")     ulcer   infection.  The "GAP" test is amenable to
FOR GASTRITIS & ULCER      screen populations for the bacterium (Helicobacter
DETECTION                  pylori) that causes gastritis and peptic ulcers.  FDA
                           clearance for the GAP was received in July 1991.
                           Since then, Biomerica has entered into a three year exclusive agreement with BioRad of Hercules, California, to distribute the GAP test worldwide with the exception of Japan. Biomerica has entered into another exclusive agreement with Nisshin/
                           Fujirebio for distribution of the GAP test in Japan.
                           After 18 months of conducting the necessary clinical studies, Japan's Ministry of Health has approved the GAP test kit for sale in Japan for diagnostic purposes. The Company believes that it is the first test of its kind to receive such clearance in Japan.
                           Nisshin/Fujirebio have recently begun the sale of the GAP in Japan.

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

   The emphasis on producing easy to use tests that require no instrumentation has led to the development of the products indicated below which currently are through drugstores such as Walgreens, K-Mart, Osco/Sav-On, etc.

-------------------------------------------------------------------------------
Diagnostic Test Kit                           Use
-------------------------------------------------------------------------------

EZ DETECT(TM)             -Do-it-yourself kit for both the physician's
HIDDEN BLOOD               office and over-the-counter markets for
IN STOOL                   determining occult (hidden) blood in stool.  The
                           test produces a color change and requires no instrumentation. The test is based on placing a test pad in the toilet bowl after a bowel movement and observing the development of blue color. It serves as an early warning signal for bleeding disorders, including cancer of the colon or rectum, ulcers, hemorrhoids, polyps, colitis, diverticulitis and lower intestinal problems. This test gives accurate results without diet restrictions. Unlike other tests on the market, it does not require the patient to dig in the stool, mail the specimen to the laboratory, and abstain from taking vitamin C or eating certain fruits, vegetables and rare meats for several days before and during testing.

ULTRA SENSITIVE           -An over-the-counter test for the determination
URINE OCCULT               of hidden blood in urine.  It detects very
BLOOD TEST (UBT)           small amounts of blood in urine caused by
                           infections, cancer, stones, prostatic enlargement, kidney disease, trauma, or malformations of the genito-urinary tract.

OVULATION                 -One-step, five minute visual test for laboratory or
TEST (EZ-LH(TM))           home use for determination of the proper time of
                           ovulation.

PREGNANCY TEST            -One-step, five minute visual test for laboratory
(FORTEL(R))                or home use for determination of pregnancy.

PSA TEST                  -One-step, five minute visual test to detect
(EZ-PSA(TM))               Prostate Specific Antigen (PSA).  The test is
                           intended for professional use as an aid in the diagnosis of prostate cancer. FDA approval is needed before marketing in the U.S.

HELICOBACTER PYLORI       -A rapid visual test intended for the physician's
(EZ-H.P.(TM))              office to detect duodenal and gastric ulcer.
                           Clinical studies are underway to obtain FDA
                     			   clearance.

   BIOMERICA'S OTHER PRODUCTS:  QUALITY CONTROL SERA
   -------------------------------------------------

   Biomerica markets a variety of quality control sera which are used in conjunction with diagnostic products of Biomerica and other companies. These control sera serve the user by monitoring the consistency in performance of the diagnostic kits being used.

LANCER ORTHODONTICS, INC.
-------------------------

   Lancer designs, manufactures and sells orthodontic products. The product line includes preformed bands, direct bonding pads, various brackets, buccal tubes, arch wires, lingual attachments and related accessories. The foregoing are assembled to the orthodontists' prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches. Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1996 fiscal year, Lancer had twelve sales representatives all in the United States, all of whom are employees of Lancer.

   In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a `private label'' basis. Lancer has entered into a number of distributor agreements whereby it sold or granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia and Japan. The distributors complement the international marketing division which was established in 1982.

   As of May 31, 1993, Lancer had moved all of its manufacturing and shipping operations to Mexicali, Mexico in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses the administration, the engineering, the sales and marketing, and the customer services. Presently, the total number of employees in San Marcos alone is about 46.

ALLERGY IMMUNO TECHNOLOGIES, INC.
---------------------------------

   AIT and its predecessors commenced development activities in allergy and immune disorder research diagnostic reagents and services in 1980. AIT currently operates a clinical reference laboratory at 1527 Monrovia Avenue, Newport Beach, CA, for allergy and other esoteric diagnostic testing services for physicians, other laboratories and pharmaceutical companies. AIT employs one medical doctor and two technicians and receives substantial assistance from Biomerica whose laboratory is contiguous to AIT.

   As a result of its research activities, AIT has discovered new methods for treating allergies. AIT has succeeded in obtaining the rights to four patents pertaining to its discoveries for allergy treatment. These are:

 . Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent
  #5,116,612 (issued May 6, 1992).

 . Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,390 (issued September 17, 1991).

 . Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent
  #4,946,945 (issued August 7, 1990).

 . Allergen-thymic hormone conjugates for treatment of IgE mediated allergies:
  U.S. Patent #5,275,814 (issued January 4, 1994).

   AIT intends to utilize these patents either on its own or via a joint venture with a pharmaceutical company to develop unique products for the treatment of allergy, especially those that can be taken orally, and avoid the help from Biomerica, AIT has begun preclinical studies using animals utilizing some of these patents.

   AIT is focused on the discovery and commercialization of novel bio-pharmaceutical drugs for the treatment of allergies. The Company's research has led to new therapeutic approaches and inventions which are covered by four U.S. patents. AIT's strategy is to utilize its proprietary technologies to create unique drugs for the treatment of allergies, especially those that can be taken orally avoiding the present injection therapy which is tedious, expensive and unpredictable.

   The objective of AIT is to tap the allergy market which is estimated to be $6 billion in the U.S. alone by developing drugs for allergy treatment based on Liposome-Encapsulated Allergens (LEA).

   Liposomes are minute fatty particles in which allergens may be enclosed (encapsulated). LEA favorably alters the immunological response to allergens compared to the response elicited by native allergens presently used in desensitizing immunotherapy. The results of pre-clinical studies conducted on rodents (adminstering liposome encapsulated house dust mite by both injeciton and mouth) indicate a dramatic increase in the densensitizaiton process. This new type of therapy may revolutionize allergy treatment for reasons indicated below:

FEATURES                 BENEFIT
-------------------------------------------------------------------------------

Oral delivery possible   Increased patient compliance, no injections necessary.
Complete treatment       Treats the disease and not the symptoms as in histamine
                         blockers.
Reduced patient visits   Convenient to patient and less costly to managed care.

   AIT is looking for a collaborative partner to continue this effort.

   The Company has also developed a Histamine Basophil Release (BHR) test that is a surrogate to humans wherein sensitivities to allergens may be determined in a test tube. Food sensitivity studies for large pharmaceutical and nutritional firms such as Mead Johnson and Carnation were conducted utilizing the BHR test. AIT intends to use the same BHR in the development of the new drug.

   Being a credited clinical laboratory, AIT provides specialized testing services to large organizations such as Hoffman La Roche, American Homes Products, as well as other clinics and physicians.

   Biomerica owns about 73.5% of AIT outstanding stock.

PRODUCTION
----------

   The Company's diagnostic kits include reagents, antibodies, labeled antigens, buffers, standards, and reference controls. The Company supplies each customer with detailed written instructions for the use of its diagnostic products.

All of the Company's diagnostic test kits are processed and assembled at its facilities in Newport Beach, California. Production of diagnostic tests involve formulating and coloring component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. The Company continually engages in quality control procedures to assure the consistency and quality of its products and to comply with applicable FDA regulations.

   In 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, Lancer moved the majority of its manufacturing operations to Mexico. Lancer's agreement with the subcontracts has been renegotiated several times since inception. The agreement that is in effect now through June 1998 allows for the pass through of actual costs plus a weekly administrative fee. This gives Lancer greater control over all costs associated with the manufacturing operation than did the hourly rate per employee cost.

RESEARCH AND DEVELOPMENT
------------------------

   Biomerica is continually engaged in research and development of additional diagnostic tests in keeping with its strategy of continuing to broaden its product line in specific areas such as predisposition of diabetes, cancer diagnostics, and rapid testing kits for the physician's office and the consumer market. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment which were devoted both to research and development and to production and quality control of diagnostic test kits for sale. Lancer is engaged in development programs directed toward improving its orthodontic products and production techniques. Lancer consults frequently with practicing orthodontists. Research and development expenses incurred by the Company for the years ended May 31, 1996 and 1995 aggregated $257,125 and $292,979, respectively. These expenses included approximately $130,000 and $163,000 for fiscal 1996 and 1995, respectively, for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------

   The Company and its subsidiaries (excluding Lancer) have approximately 320 current customers of which approximately 50 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, drug stores and physicians' offices.

   The Company relies upon unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market its diagnostic products. Biomerica targets three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter (OTC) drug stores. Separate sales forces and marketing plans are utilized to expand sales in each of the three markets. The newest market to the company is the OTC segment. This market is divided into independent drug stores and chain drug stores. The Company believes that it has been aggressively targeting both the chain and independent stores. The independents are widely dispersed and therefore are focused on by engaging wholesalers (e.g. Bergen Brunswig, Foxmeyer, etc.) to promote the Company's products. The chain stores are focused on by manufacturers representatives and dealings with chain store buyers.

   The loss of any one or a few customers would not have a material adverse effect upon the revenues of the Company.

   Lancer sells its products directly or indirectly through its sales representatives, to a relative large number of customers. At the end of its 1996 fiscal year, Lancer had twelve sales representatives, all in the United States, all of whom are employees of Lancer. No customer of Lancer accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 1996 and 1995.

BACKLOG
-------

   As of May 31, 1996 and 1995, Lancer had a backlog of $353,000 and $635,000, respectively.

GOVERNMENT REGULATIONS
----------------------

   In 1976, Lancer and many of its products became subject to regulation by the FDA pursuant to the Medical Device Amendments of 1976. Lancer has registered with the FDA as required by the amendments. Certain existing products have been listed, and new products of Lancer will be listed with the FDA for classification. The effect on Lancer of complying with the registration and classification requirements of the Amendments has not had a material effect on Lancer's operations to date.

RAW MATERIALS
-------------

   The principal raw materials utilized by the Company consist of various chemicals, serums, reagents, radioactive isotopes and packaging supplies. Almost all of its raw materials are available from several sources, and the Company is not dependent upon any single source of supply or a few suppliers. Many antibodies used in the Company's immunoassay products are produced by the Company itself by injecting antigens into animals which are maintained by the Company.

   The Company maintains inventories of antibodies and antigens as components for its diagnostic test kits. Due to a limited shelf life which averages 60 days for RIA products, finished kits are prepared as required for immediate delivery of pending and anticipated orders. Sales orders are normally processed on the day of receipt.

   The principal raw materials used by Lancer in the manufacture of its product include: Stainless steel which is available from several commercial sources; nickel titanium which is available from three sources; and lucolux translucent ceramic which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's Lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1996 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

COMPETITIVE FACTORS
-------------------

   Immunodiagnostic products are currently produced by more than 100 companies, a majority of which are located within the United States. The Company and its subsidiaries are not a significant factor in the market. Allergy diagnostic products are currently produced by approximately five competitors, and there are even fewer producing allergy therapeutics.

   The Company's competitors vary greatly in size. Many are divisions or subsidiaries of well-established medical and pharmaceutical concerns which are much larger than the Company and expend substantially greater amounts than the Company for research and development, manufacturing, advertising and marketing.

   The primary competitive factors affecting the sale of diagnostic products are uniqueness, quality of product performance, price, service and marketing. The prices for the Company's products compare favorably with those charged by most of its competitors.

   The Company believes it competes primarily on the basis of its reputation for the quality of its products, the speed of its test results, the unique niches in the market, and its prompt shipment of orders. The Company offers a broader range of products than many competitors of comparable size, but to date has had limited marketing capability. This capability is presently being expanded.

   Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are: Unitek, a subsidiary or division of 3M; `A'' Company, a private company; Ormco, a subsidiary or division of Sybron; RMO Inc., a private company; American Orthodontics, a private company; GAC, a foreign company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, has more diversified product lines and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of these seven major competitors or other competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved wide recognition of both its name and its products.

SEASONALITY OF BUSINESS
-----------------------

   The business of the Company and its subsidiaries have not been subject to significant seasonal fluctuations.

EMPLOYEES
---------

   As of August 15, 1996, the Company's operations with subsidiaries employed
70 full-time employees and 3 part-time employees, including two Ph.D.'s.
Lancer, through its Mexican subcontractor, employs approximately 150 people in Mexico. The Company also engages the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. The Company is not a party to any collective bargaining agreement and has never experienced a work stoppage.

FOREIGN BUSINESS
----------------

   All of the Company's fixed assets, excluding some of Lancer, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Company and its consolidated subsidiaries:

                                               Year ended May 31,
                                               ------------------

                                            1996                1995
                                      -----------------   -----------------

Revenues from sales to:
United States customers.............  $ 6,218,000/66%     $ 5,994,000/65%
Foreign customers...................  $ 3,263,000/34%     $ 3,168,000/35%
                                      -----------------   -----------------

Total revenues......................  $ 9,481,000/100%    $ 9,162,000/100%
                                      =================   =================


   The Company does not believe that its foreign sales are subject to any special or unusual risks which are not present in the ordinary course of business in the United States, except for possible future changes in governmental regulations and import restrictions. Foreign countries have licensing requirements applicable to the sale of diagnostic products which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States.

   Foreign sales are made primarily through a network of 30 independent distributors in approximately 20 countries.

GOVERNMENT REGULATION AND LICENSES
----------------------------------

   Medical diagnostic products in the United States are subject to governmental regulation and supervision by various federal and state agencies. The Company's facilities, manufacturing procedures and records are periodically inspected by the FDA and other government agencies such as the USDA to review compliance with applicable regulations. Diagnostic test kits are required to comply with certain manufacturing standards of the FDA. Under normal circumstances, FDA clearance of diagnostic test kits takes 90 days after notifications have been filed with the FDA if the diagnostic test is of a type that has already been cleared for marketing by other companies. Most of the Company's products have received FDA clearance. FDA clearance of immunoassays not previously marketed by other companies normally requires longer periods of as much as two years. Various foreign government agencies regulate the sale of medical diagnostic products in foreign countries. Although the Company does not anticipate any unusual difficulties in complying with government regulations applicable to its business, it cannot predict whether future changes in government regulation might increase its cost of conducting business or increase the time required for development and introduction of new products.

   The Company holds a radioactive materials license from the State of California (currently expiring on June 20, 1997), and a permit from the U.S. Drug Enforcement Administration (currently expiring on June 30, 1997), which are renewed periodically. Although the Company has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.

   In 1976, Lancer and many of its products became subject to regulation by the U.S. Food and Drug Administration ("FDA") pursuant to the Medical Device Amendments of 1976 ("Amendments"). Lancer has registered with the FDA as required by the Amendments. Certain existing products have been listed, and new products of Lancer will be listed with the FDA for classification. The effect on Lancer of complying with the registration and classification requirements of the Amendments has not had a material effect on Lancer's operations to date.

   The Company registered the tradenames, "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. The Company's unregistered tradenames are: "EZ Detect", "CAST", "COT", "Fortel", "EquistiK", "FelistiK", "Tri-Level Controls", "Tru-Level Controls", "T-Marker Controls", "AllerHalt", "Candiquant", and "Candigen".

   On April 4, 1989, Lancer was granted a patent on its CounterForce design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. Both patents are for a duration of seventeen years. Lancer has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on the Lancer image in the orthodontic marketplace and sales.


ITEM 2.  PROPERTIES
         ----------

   During fiscal 1995 Biomerica leased approximately 13,500 square feet of space at 1527-1533 Monrovia Avenue, Newport Beach, California. Approximately 13,500 square feet were leased for a term which expired May 31, 1993 (and which was renewed until May 31, 1998) at a base rental of approximately $10,720 per month, plus taxes and insurance. These facilities are used for research and development and diagnostic test kit manufacturing and marketing.

   The facilities are leased from Mr. Joseph H. Irani and Mrs. Ilse Sultanian (Mr. Joseph H. Irani is an officer, director and stockholder of the Company). The terms of such leases cannot be considered to have been negotiated at arms-length, but in the opinion of management are no less favorable to the Company than would be available from an unaffiliated party.

   In the first quarter of fiscal 1997, the Company began expansion into an additional 7,000 sq.ft. space to be used for production.

   AIT currently leases approximately 1,600 square feet at the above facility for $1,400 per month. These properties are leased by AIT on a month to month basis from Mr. Joseph H. Irani and Mrs. Ilse Sultanian.

   Lancer leases a 9,240 square foot manufacturing building at 253 Pawnee Street, San Marcos, California. The term of the lease is for five years commencing January 1, 1994, with the following future minimum annual cash rental payments.

       Fiscal         1997         $48,300
                      1998          51,400
                      1999          30,800

     Lancer has also subcontracted for a significant portion of its manufacturing in Mexicali, Mexico. The manufacturing is performed in approximately 12,500 square feet of space leased by the subcontractor.

   The Company maintains animals at a ranch in Vista, California, which are treated biologically to produce antibodies used in certain of the Company's immunodiagnostic products. These facilities are utilized on a month-to-month basis at a charge based on the number of animals maintained at the facility.

   The Company believes that its facilities and equipment are in suitable condition and are adequate to satisfy the foreseeable requirements of Biomerica and its subsidiaries.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

   Inapplicable.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

   Inapplicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCK
        ------------------------------------------

        HOLDER MATTERS
        --------------

   The Company's Common Stock is traded in the over-the-counter NASDAQ Stock Market (SmallCap stocks, symbol "BMRA").

   The following tables show the high and low bid prices for the Company's common stock over the last two years based upon data reported by NASDAQ. Prices shown represent quotations by dealers, and do not reflect markups, markdowns or commissions.


                            Bid Prices
                         -----------------
                         High       Low
                         -----    -------

Quarter ended:
   May 31, 1996........  2-11/16    1-7/8
   February 28, 1996...  2-1/2      1-11/16
   November 30, 1995...  2-1/2      1-3/4
   August 31, 1995.....  2-1/4      15/16
   May 31, 1995........  1-1/4      15/16
   February 29, 1995...  1-7/16     7/8
   November 30, 1994...  1-1/2      5/8
   August 31, 1994.....  1          9/16

   As of August 2, 1996, the number of holders of record of the Company's common stock was approximately 1,984, excluding stock held in street name.

   No dividends have been declared or paid by the Company. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

RESULTS OF OPERATIONS
---------------------

FISCAL 1996 COMPARED TO FISCAL 1995
-----------------------------------

   Consolidated net sales for the Company were $9,480,658 for fiscal 1996 compared to $9,161,758 for fiscal 1995. This represents an increase of $318,900 for fiscal 1996. Lancer's sales decreased by $342,701. Therefore, Biomerica showed a sales increase of $654,633, a 34% increase for Biomerica. AIT had a slight increase of $3,983 (4%). This decrease at Lancer was attributable to (1) various manufacturing and purchasing problems experienced in Mexico, (2) an unpredictable domestic market, and (3) renewed pricing pressures. Lancer continues to embark on programs that may result in increasing sales. The increase at Biomerca was primarily due to an increase of sales to foreign distributors as well as an increase in domestic sales at Biomerica. Cost of sales in fiscal 1996 as compared to fiscal 1995 increased by 4%, which approximated the percentage increase in sales. Lancer realized higher costs of sales as a percentage of sales due to manufacturing problems. They are taking steps to rectify these problems.

   Selling, general and administrative costs decreased in fiscal 1996 as compared to fiscal 1995 by $284,100. Lancer had a decrease of $289,615 in these costs, which decrease was due to decreased payroll and related expenses, travel, office supplies, bad debt expense, brochures, samples, show registration, advertising and telephone expenses. Lancer decreased these expenses to lower costs to offset the manufacturing problems that caused lower sales. Biomerica had a slight decrease in fiscal 1996 as compared to fiscal 1995.

   Research and development decreased in fiscal 1996 as compared to fiscal 1995 by $35,854 (12%). Of this, Lancer had a decrease of $32,757 as a result of decreased payroll, supplies and professional fees. Biomerica and AIT had a research and development decrease of $3,097.

   Interest expense, which was incurred primarily by Lancer, decreased in fiscal 1996 as compared to fiscal 1995 by $67,065 due to reduced levels of debt, which decrease was partially offset by increased interest rates.

   Other income decreased by $24,251 in fiscal 1996 as compared to fiscal 1995. A decrease of $3,108 is attributable to Lancer, and the remainder of $21,143 was attributable to Biomerica and AIT.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   As of May 31, 1996, the Company had cash and available for sale securities of $978,426 (Note 1) and current working capital of $3,247,648 as opposed to $1,033,415 and $2,858,737, respectively, for the previous two years. All of the cash and available for sale securities are easily mobilized. In 1996, Lancer negotiated a restructuring of its bank term loan, arranging for the debt to be divided into a new term loan and a line of credit. The term loan is for two years and requires monthly principal and interest payments by Lancer of $18,889. The line of credit is for $500,000 and is limited to specified percentages of Lancer's eligible accounts receivable. Borrowings are made at prime plus 1%. The line of credit expires on November 1, 1996. Immediately after the restructuring, Lancer paid down the line of credit with its available cash. The Company is currently able to meet their costs of operations through the collection of trade accounts receivable generated by sales and its working capital position.

   The Company experienced losses during the period 1983 to 1993 due in part to research and development activities as well as providing support to several startup entities. Biomerica and AIT have no material capital commitments. Please refer to Exhibit 99.2, Lancer Orthodontics, Inc. 1996 Form 10-KSB for Lancer's capital commitments.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

   Exhibit 99.1, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------

   Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
        -------------------------------------------------------------------
        REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        ---------------------------------------------------------

   This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1996.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

   This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

   This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1996.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
          -------------------------------------

   (a) EXHIBITS
       --------

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   3.1 Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on September 22, 1971 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

   3.2 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on February 6, 1978 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

   3.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on February 4, 1983 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

   3.4 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on January 19, 1987 (incorporated by reference to Exhibit 3.4 filed with Form 8 Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987).

   3.5 Certificate of Amendment of Certificate of Incorporation of Registrant filed November 4, 1987 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

   3.6 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

   3.7 Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on December 20, 1994 (incorporated by reference to Exhibit 3.7 filed with Registrant's Annual Report or Form 10-KSB for the fiscal year ended May 31, 1995).

   10.1 Office lease dated June 1, 1988 between Registrant and Redington Company covering Registrant's lease of premises at 1531/1533 Monrovia Avenue, Newport Beach, California (incorporated by reference to Exhibit 10.1 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

   10.2 Contract for Employment of Joseph H. Irani dated June 1, 1986 (incorporated by reference to Exhibit 10.2 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

   10.5 Lancer purchase agreement and warrants (incorporated by reference to Exhibit 10.10 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

   10.6 1995 Stock Option and Restricted Stock Plan of Registrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 20, 1995).

   10.7 1991 Stock Option and Restricted Stock Plan of Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 6, 1992).

   10.8 Biomerica, Inc.'s report on Form 8-K filed with the Securities and Exchange Commission on May 24, 1994 (incorporated by reference to
        Exhibit 99.3 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.).

   16 Letter on Change of Certifying Accountant (incorporated by reference to Exhibit A to Form 8-K filed with the Securities and Exchange Commission on May 24, 1993).

   21   Subsidiaries of Registrant.

   99.1 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 1996 and 1995 and Independent Auditors' Report.

   99.2 Lancer Orthodontics, Inc. Annual Report on Form 10-KSB for Fiscal Year Ended May 31, 1996 (incorporated by reference to Lancer's Form 10-KSB dated August 15, 1996).

   99.3 Biomerica's report on Form 10-C filed with the Securities and Exchange Commission November 8, 1994 (incorporated by reference to Exhibit 99.3 filed with Form 10-KSB for the fiscal year ended May 31, 1995).

   99.4 Consent of Independent Auditors


   (b) Reports on Form 8-K
       -------------------

       None.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BIOMERICA, INC.
                                   Registrant


                                   By   /S/JOSEPH H. IRANI
                                      --------------------------
                                        Joseph H. Irani
                                        President

                                   Dated:   January 28, 1997
                                         ------------------------



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Capacity
----------------------



  /S/JOSEPH H. IRANI               Date:   1/28/97
------------------------------           ------------
Joseph H. Irani
President, Director, Chief Executive
 Officer, Chief Financial Officer
 and Chief Accounting Officer


  /S/P. B. KAPLAN                  Date:   1/28/97
----------------------------             ------------
P. B. Kaplan, M.D.
Director


  /S/ROBERT ORLANDO                Date:   1/28/97
------------------------------           ------------
Robert Orlando, M.D., Ph.D.
Director