Form 10QSB
period 1997-02-28
BIOMERICA INC
filed 1997-04-14
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1997               Commission File No. 0-8765
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

                         Yes     X      No
                             ---------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,882,902 shares of common Stock as of April 14, 1997.

                                   BIOMERICA, INC.

                                        INDEX



PART I  Financial Statements:


        Statements of Operations - Nine Months and Three Months
        Ended February 28, 1997 and February 29, 1996 ......................2


        Balance Sheet - February 28, 1997  .............................3 & 4


        Statements of Cash Flows
        Nine Months Ended February 28, 1997 and February 29, 1996 ..........5


        Statements of Changes in Shareholders' Equity -
        Nine Months Ended February 28, 1997 ................................6


        Notes to Financial Statements ......................................7


        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data ....................................8 & 9


PART II Other Information .................................................10


        Signatures ........................................................10

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                                BIOMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine Months Ended                     Three Months Ended
                                                      February                              February
                                               1997              1996                1997               1996
                                          ------------      --------------     -------------      -------------
Net Sales...............................  $ 6,856,378       $   6,668,909      $  2,303,353       $  2,066,334
 Cost of sales .........................    4,015,712           3,783,121         1,419,736          1,302,359
                                          ------------      --------------     -------------      -------------

 Gross profit ..........................    2,840,666           2,885,788           883,617            763,975
                                          ------------      --------------     -------------      -------------


Operating Expenses:

 Selling, general and administrative ...    2,266,394           2,347,990           715,307            690,480
 Research and development ..............      196,952             209,666            71,957             60,784
                                          ------------      --------------     -------------      -------------
                                            2,463,346           2,557,656           787,264            751,264
                                          ------------      --------------     -------------      -------------

Other Expense (income):
 Interest expense ......................       45,227              75,701            13,348             18,554
 Other (income), net ...................      (46,774)            (31,739)          (21,195)            (4,051)
                                          ------------      --------------     -------------      -------------

 Income (loss) before minority
 interest in net profits of consoli-
 dated subsidiaries and income taxes...       378,867             284,170           104,200             (1,792)

Minority interest in net (profits)
losses of consolidated subsidiaries ...       (19,250)            (56,148)            6,685             71,922
                                          ------------      --------------     -------------      -------------

 Income before taxes ...................      359,617             228,022           110,885             70,130

 Income taxes ..........................       28,875               2,400            11,028                  0
                                          ------------      --------------     -------------      --------------

 NET  INCOME ...........................  $   330,742       $     225,622      $     99,857       $     70,130
                                          ------------      --------------     -------------      --------------
                                          ------------      --------------     -------------      --------------

Net income per share....................  $       .09       $         .07      $        .03       $        .02
                                          ------------      --------------     -------------      --------------
                                          ------------      --------------     -------------      --------------

Weighted average
 shares outstanding ....................    3,608,299           3,445,861         3,771,624          3,455,569

The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                              CONSOLIDATED BALANCE SHEET

                                                                           February 28,
                                                                              1997
                                                                         --------------
Assets

Current Assets
   Cash and cash equivalents ..........................................  $  1,886,482
   Available for-sale securities ......................................       343,112
   Accounts receivable, less allowance for doubtful accounts ..........     1,891,535
   Inventory ..........................................................     2,263,693
   Notes receivable ...................................................         7,985
   Prepaid expenses and other .........................................        63,809
                                                                         --------------

      Total Current Assets.............................................     6,456,616

Inventory, non-current.................................................        37,000

Land held for investment...............................................        46,000

Property and Equipment, less accumulated depreciation and amortization.       427,170

Intangible assets, net of accumulated amortization.....................       509,197

Other Assets...........................................................         9,796
                                                                         --------------

                                                                         $  7,485,779
                                                                         --------------
                                                                         --------------

The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                              CONSOLIDATED BALANCE SHEET

                                                                         February 28,
                                                                             1997

                                                                        ---------------
Liabilities and Shareholders' Equity

Current Liabilities
  Current portion of note payable to bank ............................  $    260,000
  Accounts payable and accrued liabilities ...........................       831,327
  Long-term debt and capital lease obligations (current portion) .....        21,490
  Accrued compensation ...............................................       554,664
  Line of credit .....................................................       248,000
                                                                        ---------------

     Total Current Liabilities .......................................     1,915,481

Minority interest.....................................................     2,133,173

Shareholders' Equity
  Common stock .......................................................       310,632
  Additional paid-in-capital .........................................    12,405,250
  Unrealized holding gain on available for sale securities ...........       110,905
  Accumulated deficit ................................................    (9,389,662)
                                                                        ---------------

Total Shareholders' Equity............................................     3,437,125
                                                                        ---------------

Total Liabilities and Equity..........................................  $  7,485,779
                                                                        ---------------
                                                                        ---------------



The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                        1997               1996
                                                                   -------------       -------------

Cash flows from operating activities:

Net income.......................................................      330,742            225,622

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization .................................      187,800            234,280
  Realized loss (gain) on sale of marketable securities .........        6,758               (357)
  Minority interest in net profits of consolidated subsidiaries .       19,250             56,148
  Changes in current assets and liabilities:
   Provision for losses on accounts receivable ..................            0             30,000
    Accounts Receivable .........................................     (103,483)           (84,985)
    Inventories .................................................     (228,142)          (365,281)
    Prepaid expenses and other current assets ...................       41,015             35,945
    Accounts payable and other accrued liabilities ..............      128,926            161,797
    Accrued compensation ........................................       28,150             36,536
                                                                   -------------       -------------

Net cash provided by operating activities........................      411,017            499,675
                                                                   -------------       -------------

Cash flows from investing activities:
  Purchases of property and equipment ...........................      (95,078)          (119,857)
  Sales of marketable securities, net ...........................       25,946                  0
  Other assets ..................................................       10,272             36,878
  Purchases of intangible assets ................................         (450)            (3,140)
  Note receivable ...............................................       20,000              8,681
                                                                   -------------       ------------

Net cash used in investing activities............................      (39,310)           (77,438)
                                                                   -------------       ------------

Cash flows from financing activities:
  Issuance of stock .............................................       55,000                  0
  Proceeds from sale of stock ...................................      978,022             20,250
  Net payments under line of credit agreement ...................       (2,000)          (226,000)
  Principal payments on note payable to bank ....................     (180,000)          (285,000)
  Payments of long-term debt and capital lease obligations ......      (16,005)           (20,366)
  Exercise of stock options .....................................       56,930             19,400
                                                                   -------------       ------------

Net cash provided by (used in) financing activities..............      891,947           (491,716)
                                                                   -------------       ------------

Net increase (decrease) in cash and cash equivalents.............    1,263,654            (69,479)
                                                                   -------------       ------------

Cash at beginning of year........................................      622,828            694,564
                                                                   -------------       ------------

Cash at end of Nine Months.......................................  $ 1,886,482         $  625,085
                                                                   -------------       ------------
                                                                   -------------       ------------

The accompanying notes are an integral part of these statements.

                                     BIOMERICA, INC.

                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997

                                                                            Unrealized
                                                                            Gain on
                         Common Stock                       Additional      Available-      Retained
                         -------------------------------
                         Number of                          Paid-In         For-Sale        Earnings
                         Shares            Amount           Capital         Securities      (Deficit)        Total
                         -------------     -------------    ------------    -------------   --------------   -------------

Balance at
  May 31, 1996               3,465,819     $    277,266     $11,348,664     $     90,687    $(9,720,404)     $ 1,996,213

Change in unrealized
  gain on available
  for sale securities                                                             20,218                          20,218

Issuance of stock               27,500            2,200          52,800                                           55,000

Exercise of employee
  stock options                 56,250            4,500          52,430                                           56,930

Private placement              333,333           26,666         951,356                                          978,022

Net income                                                                                      330,742          330,742
                         -------------     -------------    -----------     --------------  -------------    ------------

Balance at
 February 28, 1997           3,882,902     $    310,632     $12,405,250     $     110,905   $(9,389,662)     $ 3,437,125
                         -------------     -------------    -----------     --------------  -------------    ------------
                         -------------     -------------    -----------     --------------  -------------    ------------

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


February 28, 1997

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

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $110,905 at February 28, 1997.

(7) On December 20, 1996, Biomerica, Inc. sold 333,333 shares of its common stock for one million dollars to two affiliated investment funds that are accredited investors. The sale is exempt from registration under Section 4(2) of the Securities Act of 1933 (the `Act'') and/or Rule 506 of Regulation D promulgated under the Act.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS

  Consolidated net sales for Biomerica were $6,856,378 for the nine months ended February 28, 1997 as compared to $6,668,909 for the same period in the previous year. This represents an increase of $187,469 (3%). For the quarter then ended, sales were $2,303,353 as compared to $2,066,334 in the previous year. This represents an increase of $237,019 (11%). Lancer Orthodontics (Lancer) had decreased sales in the first six months of the year, however in the third quarter Lancer realized an increase over the previous year. The increased Lancer sales were due to an increase in the manufacturing output. For the nine months Biomerica also had increased sales over the previous year.

  Cost of sales increased for the nine months $232,591 (6%) and from $1,302,359 to $1,419,736 ($117,377 or 9%) for the quarter. Lancer had higher cost of sales due to manufacturing problems for which corrective actions have been taken. For the nine months Biomerica had higher cost of goods due to higher sales.

  Selling, general and administrative expenses decreased for the nine months by $81,596 (3%) and increased for the three months by $24,827 (4%). Lancer had decreased expenses of $52,831 for the nine months due to a decrease in wage costs and catalog costs, partially offset by an increase in postage and advertising. Biomerica had reduced costs due to lower wages.

     Research and development for the nine months decreased by $12,714 (6%) and for the three months increased by $11,173 (18%). Although Lancer has decreased research and development expenses for the three and nine month periods, Biomerica has been increasing expenditures in order to accelerate the release of new products.

  Interest expense decreased for the nine months by $30,474 (40%) and by $5,206 (28%) for the quarter due to reduced debt and interest rates at Lancer.

  Minority interest in net losses of consolidated subsidiaries represents minority interests in the gain or loss of Lancer's and AIT's other shareholders. Please refer to Notes 2 and 3 in the Notes to the Consolidated Financial Statements in the report on Form 10KSB for the year ended May 31, 1996, for a more in-depth discussion on affiliates and subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 1997, the Company had cash and available-for-sale securities in the amount of $2,229,594. Biomerica is currently able to meet its costs of operations, development and expansion through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit. Lancer has a note payable to the bank which is due May 1, 1998 and requires 13 monthly principal payments of $18,889 plus interest and one final principal payment of $14,444 plus interest. Lancer also has a $500,000 line of credit with the bank. The unused portion at February 28, 1997 was $192,000.

     On December 20, 1996, Biomerica, Inc. sold 333,333 shares of its common stock for one million dollars to two affiliated investment funds that are accredited investors. The sale is exempt from registration under Section 4(2) of the Securities Act of 1933 (the `Act'') and/or Rule 506 of Regulation D promulgated under the Act.

PART II.  OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES.     On December 20, 1996, Biomerica, Inc. sold
        333,333 shares of its common stock for one million dollars to two affiliated investment funds that are accredited investors. The sale is exempt from registration under Section 4(2) of the Securities Act of 1933 (the `Act'') and/or Rule 506 of Regulation D promulgated under the Act.

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

Date: April 14, 1997




                                   BIOMERICA, INC.


                                   By: /S/ Joseph H. Irani
                                       ----------------------
                                   Joseph H. Irani, President
                                   Chief Executive Officer