Form 10KSB
period 1997-05-31
BIOMERICA INC
filed 1997-08-29
CIK 73290

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

For the fiscal year ended                    MAY 31, 1997
                          ----------------------------------------------------


Commission File No.                            0-8765
                    -----------------------------------------------------------


                                  BIOMERICA, INC.
-------------------------------------------------------------------------------

                 (Name of Small Business Issuer In Its Charter)

               DELAWARE                              95-2645573
------------------------------------------------------------------------------

    State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization                  Identification No.)

 1533 MONROVIA AVENUE, NEWPORT BEACH, CALIFORNIA               92663
 -----------------------------------------------------------------------------

(Address of Principal Executive Offices)           (Zip Code)

                                    (714) 645-2111
------------------------------------------------------------------------------

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

                            X   Yes        No
                           ---         ---


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,243,510.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 3,292,107shares held by non-affiliates and the closing price of $2.9375 per share for Common Stock in the over-the-counter market as of August 22, 1997: $9,670,564).

Number of shares of the issuer's common stock, par value $.08, outstanding as of August 22, 1997: 3,893,302 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
The issuer's proxy statement for its 1997 Annual Meeting of Stockholders is incorporated into Part III hereof. Also incorporated by reference is the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, for Lancer Orthodontics, Inc.

                                    PART I*
ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------


The statements in this Annual Report on Form 10-KSB and other statements made by Biomerica, Inc. that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth in this Annual Report on Form 10-KSB.

INTRODUCTION

    Biomerica, Inc. ("Biomerica" or the "Company") is an international biomedical company primarily engaged in the development, manufacture and marketing of medical diagnostic test products. In addition, since 1984, Biomerica has followed a corporate strategy of developing new business opportunities through selected investments in companies in which synergistic benefits could be realized through sharing of technology, corporate administration and/or capital resources. Each of these companies is or has been in a business involving the application of advanced technologies in the biomedical, pharmaceutical, and/or other applied sciences. As of May 31, 1997, Biomerica held the following percentage ownership in the issued and outstanding common stock of subsidiaries:

    Subsidiary Company                          Biomerica Percent Ownership
    ------------------                          ---------------------------

    Lancer Orthodontics, Inc. ("Lancer")                     29.9%
    Allergy Immuno Technologies, Inc. ("AIT")                73.9%

    The Company was incorporated in Delaware in September 1971 under the name "Nuclear Medical Systems, Inc." The Company changed its corporate name in February 1983 to NMS Pharmaceuticals, Inc. and in November 1987 to Biomerica, Inc. Its principal place of business and executive offices are located at 1533 Monrovia Avenue, Newport Beach, California 92663 (telephone number 714-645-2111, telefax number 714-722-6674, e-mail: bmra@biomerica.com).

    In addition to Biomerica's ownership of Lancer, a director of Biomerica controls approximately 15.9% of the outstanding Lancer common stock. Two other Biomerica directors serve on Lancer's board of directors. In addition, Biomerica's Board controls an additional 5.7% of Lancer's common stock either through proxy or other controlled persons. As a result, Biomerica continues to exercise effective control of Lancer. As a consequence, Lancer's financial statements are consolidated with those of Biomerica.

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

    As of May 31, 1997, the Company's businesses included the following:

o  CORE BUSINESS IN DIAGNOSTICS, VIA BIOMERICA, INC.
   -------------------------------------------------

   Biomerica develops, manufactures, and sells unique medical diagnostic products designed to detect certain medical conditions and diseases in the areas of certain cancers, heart attack, fertility, gastritis and ulcers, diabetes and Candida.

o  ADVANCED ORTHODONTIC PRODUCTS, VIA LANCER
   -----------------------------------------

   Lancer is engaged in manufacturing, sales and development of high technology orthodontic products including, among others, ceramic brackets and wires. Lancer is well established in the field of orthodontics and its products are sold worldwide through a direct sales force and distributors.

* Exhibit 99.2, "Part I of the Annual Report on Form 10-KSB of Lancer Orthodontics, Inc." is hereby incorporated by reference into this Report.

o  ALLERGY AND IMMUNO DIAGNOSTICS, VIA AIT
   ---------------------------------------

   AIT is engaged in developing therapeutic methods for treatment of allergies. In addition, AIT has been providing clinical testing services to doctors, clinics and drug firms in specialized areas of allergy and sensitivity determinations. As a consequence of its development effort in the field of allergy treatment, AIT owns four patents covering several inventions relating to the therapeutic aspect of allergy. AIT intends to utilize these patents to develop new allergy drugs on its own and/or in conjunction with other companies.

BIOMERICA'S CORE BUSINESS
-------------------------


    The Company has developed, produced and sold immunoassay diagnostic test kits since the late 1970's. Immunoassay kits are used by hospitals, clinical laboratories and medical researchers to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances which may exist in the human body in extremely small concentrations. Recently advances in this technology have led to tests which could be used in the physcians office and by the patient at home.

    The Company targets three distinct markets in its core business of diagnostic products. These markets are: (1) Clinical laboratories, hospitals and researchers that perform immunoassays; (2) physicians offices and smaller laboratories which could benefit from in-office or rapid diagnostic tests; and
(3) pharmacies and consumers who are interested in performing/marketing tests for home use (over-the-counter products).

CLINICAL DIAGNOSTIC PRODUCTS
----------------------------


    Biomerica currently manufactures and sells diagnostic test kits which utilize enzyme immunoassay (EIA) or radioimmunoassay (RIA) technology. Biomerica
also sells other kits to researchers.   These products have not yet been cleared
by the FDA for diagnostic use. Biomerica's clinical products include:

-------------------------------------------------------------------------------
Diagnostic Test Kit                                Use
-------------------------------------------------------------------------------


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

THYROGLOBULIN AUTO-        -For measurement of autoantibodies to
ANTIBODY TEST               thyroglobulin in human blood.  High levels of
(EIA & RIA)                 patient's Tg autoantibodies are present with
                            Hashimoto's disease and lymphadenoid goiter.
                            This product has just been cleared by the FDA.

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

HELICOBACTER PYLORI        -A non-invasive blood test for gastritis and
ANTIBODY (EIA) ("GAP")      peptic ulcer infection.  The "GAP" test is
FOR GASTRITIS & ULCER       amenable to screen populations for the bacterium
DETECTION                   (Helicobacter pylori) that causes gastritis and
                            peptic ulcers. FDA clearance for the GAP was received in July 1991. Since then, Biomerica has entered into a multi-year exclusive agreement with BioRad of Hercules, California, to distribute the GAP test worldwide with the exception of Japan. Biomerica has entered into another exclusive agreement with
                            Nisshin/Fujirebio for distribution of the GAP test in Japan. After 18 months of conducting the necessary clinical studies, Japan's Ministry of Health has approved the GAP test kit for sale in Japan for diagnostic purposes. The Company believes that it is the first test of its kind to receive such clearance in Japan.

ISLET CELL-                -A non-invasive blood test for predisposition of
AUTOANTIBODIES (EIA)        Type I diabetes.  It is for detecting the onset
(ISLETESTTM)                of type I diabetes [insulin dependent diabetes
FOR DETECTION               mellitus (IDDM)] years before the  manifestation
OF TYPE I DIABETES          of the disease.  IDDM is a disease characterized
                            by abnormalities in the regulation of blood sugar. The disease may cause serious injury to the eyes, kidneys, blood vessels, and nervous system. Presently, this kit is provided to medical institutions for investigational use only.

INSULIN                    -A non-invasive blood test for assessment of
AUTOANTIBODY (EIA)          status of type I   diabetes.  This kit is provided
                            for investigational use only.

GAD AUTOANTIBODY (EIA)     -A non-invasive blood test for individuals
                            predisposed to Type I diabetes.

CANDIDA ALBICANS ANTIBODY  -A non-invasive blood test for detection of IgG,
(CANDIQUANTTM)              IgM or IgA antibodies to Candida albicans.  This
                            kit is provided for investigational use only.

CANDIDA ALBICANS           -A non-invasive blood test for detection of
ANTIGEN (CANDIGENTM)        Candida albicans antigen.  This kit is provided
                            for investigational use only.

    PHYSICIANS' OFFICE AND OVER-THE-COUNTER PRODUCTS
    ------------------------------------------------


    The over-the-counter and professional markets for rapid diagnostic products are expanding as a result of significant economic pressures affecting the health care industry. These types of products are important for the following reasons:

 (1) The tests help to manage existing medical conditions and their costs; (2) Rapid tests improve healthcare and save lives through prompt diagnosis and early detection; and (3) These test help health care providers improve productivity and reduce expenses. At the same time, technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. The Company's objective has been to address these markets by developing rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation.

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

    The emphasis on producing easy to use tests that require no instrumentation has led to the development of the products indicated below which currently are marketed to physicians, clinics, hospital laboratories and the general public through drugstores such as Walgreens, CVS, Osco/Sav-On, etc.

-------------------------------------------------------------------------------
Diagnostic Test Kit                                Use
-------------------------------------------------------------------------------


EZ DETECTTM                -Home test kit for both the physician's office and
HIDDEN BLOOD                over-the-counter markets for determining occult
IN STOOL                    (hidden) blood in stool.  The test produces a
                            color change and requires no instrumentation. The test is based on placing a test pad in the toilet bowl after a bowel movement and observing the development of blue color. It serves as an early warning signal for bleeding disorders, including cancer of the colon or rectum, ulcers, hemorrhoids, polyps, colitis, diverticulitis and lower intestinal problems. This test gives accurate results without diet restrictions.
                            Unlike other tests on the market, it does not require the patient to dig in the stool, mail the specimen to the laboratory, and abstain from taking vitamin C or eating certain fruits, vegetables and rare meats for several days before and during testing.

ULTRA SENSITIVE            -An over-the-counter test for the determination of
URINE OCCULT                hidden blood in urine.  It detects very small
BLOOD TEST (UBT)            amounts of blood in urine caused by infections,
                            cancer, stones, prostatic enlargement, kidney disease, trauma, or malformations of the genito-urinary tract.

OVULATION TEST             -One-step, five minute visual test for laboratory
(EZ-LHTM)                   or home use for determination of the proper time
                            of ovulation.

PREGNANCY TEST             -One-step, five minute visual test for laboratory
(FORTEL(R))                 or home use for determination of pregnancy.

PSA TEST                   -One-step, ten minute visual test to detect
(EZ-PSATM)                  Prostate Specific Antigen (PSA).  The test is
                            intended for professional use as an aid in the diagnosis of prostate cancer. FDA approval is needed before marketing in the U.S.

HELICOBACTER PYLORI        -A rapid visual test intended for the physician's
(EZ-H.P.TM)                 office to detect duodenal and gastric ulcer.
                            Clinical studies are underway to obtain FDA clearance.

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


LANCER ORTHODONTICS, INC.
-------------------------


   Lancer designs, manufactures and sells orthodontic products. The product line includes preformed bands, direct bonding pads, various brackets, buccal tubes, arch wires, lingual attachments and related accessories. The foregoing are assembled to the orthodontists' prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches. Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1997 fiscal year, Lancer had nine sales representatives all in the United States, all of whom are employees of Lancer.

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

   Most of Lancer's manufacturing and shipping operations are in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses the administration, the engineering, the sales and marketing, and the customer services.

ALLERGY IMMUNO TECHNOLOGIES, INC.
---------------------------------


   AIT and its predecessors commenced development activities in allergy and immune disorder research diagnostic reagents and services in 1980. AIT currently operates a clinical reference laboratory in Newport Beach, California, for allergy and other esoteric diagnostic testing services for physicians, other laboratories and pharmaceutical companies. AIT employs one medical technologist and two technicians and receives substantial assistance from Biomerica whose laboratory is contiguous to AIT. In addition to the laboratory testing personnel, AIT hired Dr. Howard Wertheim as its President in June 1997.

   As a result of its research activities, AIT has discovered new methods for treating allergies. AIT has succeeded in obtaining the rights to four patents pertaining to its discoveries for allergy treatment. These are:

o Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,116,612 (issued May 6, 1992).

o Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,390 (issued September 17, 1991).

o Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #4,946,945 (issued August 7, 1990).

o   Allergen-thymic hormone conjugates for treatment of IgE mediated allergies:
    U.S. Patent #5,275,814 (issued January 4, 1994).

    AIT intends to utilize these patents either on its own or via a joint venture with a pharmaceutical company to develop unique products for the treatment of allergy, especially those that can be taken orally, and avoid the present injection therapy which is tedious, expensive and unpredictable. With help from Biomerica, AIT has begun preclinical animal studies using some of these patents.

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

    The objective of AIT is to tap the estimated $6 billion allergy market in the U.S. by developing drugs for allergy treatment based on Liposome-Encapsulated Allergens (LEA).

    Liposomes are minute fatty particles in which allergens may be enclosed (encapsulated). LEA favorably alters the immunological response to allergens compared to the response elicited by native allergens presently used in desensitizing immunotherapy. The results of pre-clinical studies conducted on rodents (adminstering liposome encapsulated house dust mite by both injeciton and mouth) indicate a dramatic increase in the densensitizaiton process. This new type of therapy may revolutionize allergy treatment for reasons indicated below:

-------------------------------------------------------------------------------
FEATURES                BENEFIT
-------------------------------------------------------------------------------

Oral delivery possible  Increased patient compliance, no injections necessary
Complete treatment      Treats the disease and not the symptoms as in histamine
                        blockers
Reduced patient visits  Convenient to patient and less costly to managed care

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

    Being a credited clinical laboratory, AIT provides specialized testing services to large organizations such as Laboratory Corporation of America, American Homes Products, as well as other clinics and physicians.

    Biomerica owns about 73.9% of AIT's outstanding common stock.

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

    Lancer currently utilizes a subcontractor to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. The current agreement, which expires in June 1998, allows for the pass through of actual costs plus a weekly administrative fee. This gives Lancer greater control over all costs associated with the manufacturing operation than did the hourly rate per employee cost.


RESEARCH AND DEVELOPMENT
------------------------


    Biomerica is continually engaged in the research and development of additional diagnostic tests to broaden its product line in specific areas such as predisposition of diabetes, cancer diagnostics, and rapid testing kits for the physician's office and the consumer market. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment which are devoted both to research and development and to production and quality control of diagnostic test kits for sale. Lancer is engaged in development programs to improve its orthodontic products and production techniques. Lancer consults frequently with practicing orthodontists. Research and development expenses incurred by the Company for the years ended May 31, 1997 and 1996 aggregated $283,363 and $257,125, respectively. These expenses included approximately $93,157 and $130,240 for fiscal 1997 and 1996, respectively, for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------


    Biomerica has approximately 320 current customers, of which approximately 50 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, drug stores and physicians' offices.

    The Company relies on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market its diagnostic products. Biomerica targets three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter (OTC) drug stores. Separate sales forces and marketing plans are utilized to expand sales in each of the three markets. The newest market to the company is the OTC segment. This market is divided into independent drug stores and chain drug stores. The Company has been aggressively targeting both the chain and independent stores. The independents are widely dispersed and therefore require wholesalers (e.g. Bergen Brunswig, Foxmeyer, etc.) to promote the Company's products. Biomerica sells to chain stores through manufacturers representatives and chain store buyers.

     Lancer sells its products directly or indirectly through its sales representatives, to a relative large number of customers. At the end of its 1997 fiscal year, Lancer had nine sales representatives, all in the United States, all of whom are employees of Lancer.

    The loss of any one or a few customers would not have a material adverse effect upon the revenues of the Company.

BACKLOG
-------


    As of May 31, 1997 and 1996, Lancer had a backlog of $237,000 and $353,000, respectively.

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

    The principal raw materials used by Lancer in the manufacture of its product include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's Lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1997 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

COMPETITION
-----------


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

    The Company believes it competes primarily on the basis of its reputation for the quality of its products, the speed of its test results, the unique niches in the market, and its prompt shipment of orders. The Company offers a broader range of products than many competitors of comparable size, but to date has had limited marketing capability. The Company is working on expanding this capability.

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

EMPLOYEES
---------


    As of August 15, 1997, the Company and its subsidiaries employed 74 full-time employees and 6 part-time employees, including two Ph.D.'s. Lancer, through its Mexican subcontractor, employs approximately 120 people in Mexico. The Company also engages the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. The Company is not a party to any collective bargaining agreement and has never experienced a work stoppage.

FOREIGN BUSINESS
----------------


    All of the Company's fixed assets, excluding some of Lancer, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Company and its consolidated subsidiaries:

                                          Year ended May 31,
                                 ------------------------------------

                                       1997                1996
                                 -----------------   ----------------

Revenues from sales to:
United States customers........  $5,208,000/56%      $ 5,262,000/56%
Foreign customers..............  $4,036,000/44%      $ 4,219,000/44%
                                 ----------------    ---------------


Total revenues.................  $9,244,000/100%     $9,481,000/100%
                                 ================    ===============

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

    The Company holds a radioactive materials license from the State of California (currently expiring on June 20, 1998), and a permit from the U.S. Drug Enforcement Administration (currently expiring on June 30, 1998), which are renewed periodically. Although the Company has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.

    Lancer and many of its products are subject to regulation by the U.S. Food and Drug Administration (`FDA'') pursuant to the Medical Device Amendments of 1976 (`Amendments''). Lancer has registered with the FDA as required by the Amendments. Certain existing products have been listed, and new products of Lancer will be listed with the FDA for classification. The effect on Lancer of complying with the registration and classification requirements of the Amendments has not had a material effect on Lancer's operations to date.

    The Company registered the tradenames, "Fortel", "Isletest", "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. The Company's unregistered tradenames are: "EZ Detect", "CAST", "COT", "EquistiK", "FelistiK", "Tri-Level Controls", "Tru-Level Controls", "T-Marker Controls", "AllerHalt", "Candiquant", "Candigen", "EZ-H.P.", and "EZ-PSA".

    On April 4, 1989, Lancer was granted a patent on its CounterForce design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances. On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of seventeen years. Lancer has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales. Lancer has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets.


ITEM 2.  PROPERTIES
         ----------


    During fiscal 1997 Biomerica leased approximately 13,500 square feet of space in Newport Beach, California. Approximately 13,500 square feet were leased for a term which expired May 31, 1993 (and which was renewed until May 31, 1998) at a base rental of approximately $10,720 per month, plus taxes and insurance. These facilities are used for research and development and diagnostic test kit manufacturing and marketing.

    The facilities are leased from Mrs. Ilse Sultanian and the estate of Mr. Joseph H. Irani (Mr. Joseph H. Irani was an officer, director and stockholder of the Company). The terms of such leases cannot be considered to have been negotiated at arms-length, but in the opinion of management are no less favorable to the Company than would be available from an unaffiliated party.

    In the first quarter of fiscal 1997, the Company began expansion into an additional 7,000 sq.ft. space to be used for production. Rent started accruing in April 1997 for this space at a rate of $2,000 per month.

    AIT currently leases approximately 1,600 square feet at the above facility for $1,400 per month. These properties are leased by AIT on a month to month basis from Mrs. Ilse Sultanian and the estate of Mr. Joseph H. Irani.

    Lancer leases a 9,240 square foot manufacturing building in San Marcos, California. The term of the lease expires on December 31, 1998. The minimum annual cash rental payments is $52,800 in 1998 and $34,300 in 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------


   Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK
         ------------------------------------------

         HOLDER MATTERS
         --------------


   The Company's common stock is traded on the NASDAQ SmallCap Stock Market (SmallCap under the symbol "BMRA".

   The following table shows the high and low bid prices for the Company's common stock over the last two years based upon data reported by NASDAQ. Prices shown represent quotations by dealers, and do not reflect markups, markdowns or commissions.


                                  Bid Prices
                              -------------------

                               High        Low
                              -------    --------

Quarter ended:
   May 31, 1997.............  3-5/8        2-1/8
   February 28, 1997........  4-3/8        2-7/8
   November 30, 1996........  6-3/4        3-1/4
   August 31, 1996..........  9-7/8        2-3/16
   May 31, 1996.............  2-11/16      1-7/8
   February 29, 1996........  2-1/2        1-11/16
   November 30, 1995........  2-1/2        1-3/4
   August 31, 1995..........  2-1/4        15/16

    As of August 2, 1997, the number of holders of record of the Company's common stock was approximately 1858, excluding stock held in street name.

    No dividends have been declared or paid by the Company. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------


RESULTS OF OPERATIONS
---------------------


FISCAL 1997 COMPARED TO FISCAL 1996
-----------------------------------


    Consolidated net sales for the Company were $9,243,510 for fiscal 1997 compared to $9,480,658 for fiscal 1996. This represents a decrease of $237,148, or 3% for fiscal 1997. Lancer's sales decreased by $446,516. Therefore, Biomerica showed a sales increase of $200,167, an 8% increase for Biomerica.
AIT had a slight increase of $9,201. This decrease at Lancer was attributable to (1) various manufacturing and purchasing problems from fiscal 1996 that were resolved in fiscal 1997, (2) increased discounting in the domestic market, and
(3) a reduction in sales to a major foreign distributor who began their own manufacturing. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, all of which, if successful, will result in increasing sales. The increase at Biomerca was primarily due to an increase of sales to foreign distributors as well as an increase in domestic sales at Biomerica. Cost of sales in fiscal 1997 as compared to fiscal 1996 decreased by $52,020 (1%). Lancer realized higher costs of sales as a percentage of sales due to: (1) manufacturing problems from fiscal 1996 that were resolved in fiscal 1997; (2) ineffective plant management in Mexico which dramatically increased costs. The management was changed during fiscal 1997; and (3) increased discounting in the domestic market. To improve manufacturing, Lancer has started a program to add new equipment and improve processes and efficiencies.

    Selling, general and administrative costs decreased in fiscal 1997 as compared to fiscal 1996 by $102,555. Lancer had a decrease of $87,924 in these costs due to decreased payroll and related expenses, travel, office supplies, samples, advertising and telephone expenses. Lancer decreased these expenses in order to offset the manufacturing problems and lower sales. Biomerica had a slight decrease in fiscal 1997 as compared to fiscal 1996.

    Research and development expense increased in fiscal 1997 as compared to fiscal 1996 by $26,238 (10%). Of this, Lancer had a decrease of $37,083 as a result of decreased payroll and supplies. Biomerica had a decrease in research and development expenses of $56,512 and AIT had an increase of $6,809. Biomerica has been investing more in research and development in an effort to complete work on several new products.

    Interest expense, which was incurred by Lancer, decreased in fiscal 1997 as compared to fiscal 1996 by $45,454 (44%) due to reduced levels of debt, and was partially offset by increased interest rates.

    Other income increased by $40,811 in fiscal 1997 as compared to fiscal 1996. A decrease of $1,052 is attributable to Lancer, and $41,863 was attributable primarily to Biomerica. Biomerica had greater dividend and interest income due to the funds that were raised in January 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
    As of May 31, 1997, the Company had cash and available for sale securities of $2,220,528 (see Note 1 to the Financial Statements) and current working capital of $4,705,139 as opposed to $978,426 and $3,247,648, respectively, for the previous year. In 1997, Lancer negotiated an extension of its bank term loan through May 1998 at which time it will be paid in full. The term loan requires monthly principal payments by Lancer of $18,889 plus interest. Management also negotiated a renewal of Lancer's line of credit through March 1, 1998. The line of credit is for $500,000 and is limited to specified percentages of Lancer's eligible accounts receivable. Borrowings are made at prime plus 1%. The Company and its subsidiaries are currently able to meet their costs of operations through the collection of trade accounts receivable generated by sales and its working capital position.

    The Company experienced losses during the period 1983 to 1993 due in part to research and development activities as well as providing support to several startup entities. Biomerica and AIT have no material capital commitments. Please refer to Exhibit 99.2, Lancer Orthodontics, Inc. 1997 Form 10-KSB for Lancer's capital commitments.


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


   Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
        -------------------------------------------------------------------

        REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        ---------------------------------------------------------


    This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1997.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------


    This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------


    This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------


    This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1997.


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

  10.6 1995 Stock Option and Restricted Stock Plan of Registrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 20, 1996).

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

  10.9 Biomerica, Inc.'s report on Form 8-K filed with the Securities and Exchange Commission on May 13, 1997.

  16 Letter on Change of Certifying Accountant (incorporated by reference to Exhibit A to Form 8-K filed with the Securities and Exchange Commission on May 24, 1993).

  21    Subsidiaries of Registrant.

  99.1 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 1997 and 1996 and Independent Auditors' Report.

  99.2 Lancer Orthodontics, Inc. Annual Report on Form 10-KSB for Fiscal Year Ended May 31, 1997 (incorporated by reference to Lancer's Form 10-KSB dated August 15, 1997).

  99.3 Biomerica's report on Form 10-C filed with the Securities and Exchange Commission November 8, 1994 (incorporated by reference to Exhibit 99.3 filed with Form 10-KSB for the fiscal year ended May 31, 1996).

  99.4  Consent of Independent Auditors

  (b)   Reports on Form 8-K
        -------------------

        Biomerica's report on Form 8-K with the Securities and Exchange Commission on May 13, 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BIOMERICA, INC.
                                          Registrant


                                          By      /S/ Zackary S. Irani
                                              ------------------------------

                                                 Zackary S. Irani, President


                                          Dated:   August 26, 1997
                                                 ---------------------------



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature and Capacity
   ----------------------


     /S/ Zackary S. Irani                 Date:    8/26/97
------------------------------                   -----------

Zackary S. Irani
President, Director, Chief Executive
 Officer


     /S/ P. B. Kaplan                     Date:    8/26/97
-------------------------------                  --------------

P. B. Kaplan, M.D.
Director


     /S/ Robert Orlando                   Date:    8/26/97
-------------------------------                  --------------

Robert Orlando, M.D., Ph.D.
Director


     /S/ Janet Moore                      Date:    8/26/97
-------------------------------                  --------------

Janet Moore, Secretary
Controller, Director,
Chief Accounting Officer and