Form 10QSB
period 1997-08-31
BIOMERICA INC
filed 1997-10-14
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  QUARTERLY REPORT UNDER Section 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 1997                 Commission File No. 0-8765
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

                              Yes    X    No
                                   ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,896,802 shares of common Stock as of October 11, 1997.

                                   BIOMERICA, INC.

                                        INDEX



Part I Financial Statements:


       Statement of Operations - Three Months
       Ended August 31, 1997 and 1996 ......................................2

       Balance Sheets - August 31, 1997 ................................3 & 4


       Statement of Cash Flows
       Three Months Ended August 31, 1997 and 1996 .........................5


       Statement of Changes in Shareholders' Equity -
       Three Months Ended August 31, 1997 ..................................6


       Notes to Financial Statements .......................................7


       Management's Discussion and Analysis of Financial Condition
       and Selected Financial Data .....................................8 & 9


Part IIOther Information ..................................................10


       Signatures .........................................................10

                               PART I - FINANCIAL INFORMATION
                              SUMMARIZED FINANCIAL INFORMATION

                                      BIOMERICA, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Three Months Ended
                                                                     August 31,
                                                               1997               1996
                                                         ----------------   ----------------


Net sales..............................................  $ 2,304,027        $  2,273,387

   Cost of sales ......................................    1,326,682           1,314,388
                                                         ----------------   ----------------

   Gross profit .......................................      977,345             958,999


Operating Expenses:
   Selling, general and administrative ................      759,427             746,390
   Research and development ...........................      103,372              62,574
                                                         -----------------  ---------------

                                                             862,799             808,964

Other Expense (income):
   Interest expense ...................................        9,473              16,803
   Other (income) expense, net ........................      (48,325)            (12,176)
                                                         -----------------  ---------------

   Income before minority interest in net profits of
   consolidated subsidiaries and income taxes .........      153,398             145,408

Minority interest in net (profits) of

   consolidated subsidiaries ..........................       (1,734)             (4,339)
                                                         -----------------  ---------------


INCOME BEFORE TAXES ...................................      151,664             141,069

Income Taxes...........................................       14,378              13,865
                                                         -----------------  ---------------


Net Income.............................................  $   137,286        $    127,204
                                                         =================  ===============

Net earnings per share.................................  $       .04        $        .04
                                                         =================  ===============

Weighted average common shares outstanding.............    3,896,802           3,508,777


                                   BIOMERICA, INC.

                             CONSOLIDATED BALANCE SHEETS


                                                                         August 31,
                                                                            1997
                                                                         -------------

Assets

Current Assets
 Cash and cash equivalents ............................................  $  1,810,699
 Available for-sale securities ........................................       447,327
 Accounts receivable, less allowance for doubtful accounts ............     1,470,848
 Inventory ............................................................     2,572,788
 Notes receivable .....................................................        18,685
 Prepaid expenses and other ...........................................       124,648
                                                                         -------------


     Total Current Assets .............................................     6,444,995

Inventory, non-current.................................................        27,000

Land held for investment...............................................        46,000

Property and Equipment, less accumulated depreciation and amortization.       523,398

Intangible assets, net of accumulated amortization.....................       469,019

Other Assets...........................................................         4,596
                                                                         -------------


                                                                         $  7,515,008
                                                                         =============


The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                             CONSOLIDATED BALANCE SHEETS


                                                                        August 31,
                                                                           1997
                                                                       -------------

Liabilities and Shareholders' Equity

Current Liabilities
  Line of credit                                                       $   175,000
  Note payable to bank ................................................    155,000
  Accounts payable and accrued liabilities ............................    734,523
  Accrued compensation ................................................    458,703
  Long-term debt and capital lease obligations (current portion) ......     10,044
                                                                       -------------


     Total Current Liabilities ........................................  1,533,270

Minority interest......................................................  2,266,793

Shareholders' Equity

  Unrealized holding gain on available for-sale securities ............    102,107
  Common stock, $.08 par value authorized 10,000,000 shares,
    issued and outstanding 3,896,802 in 1997 and 3,520,569 in 1996 ....    311,744
  Additional paid-in-capital .......................................... 12,437,367
  Accumulated deficit ................................................. (9,136,273)
                                                                       ------------


Total Shareholders' Equity.............................................  3,714,945
                                                                       ------------


Total Liabilities and Equity...........................................$ 7,515,008
                                                                       =============

The accompanying notes are an integral part of these statements.

                                                    BIOMERICA, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                      Three Months Ended August 31, 1997 and 1996

                                                                                 1997               1996
                                                                           ---------------     --------------

Cash flows from operating activities:

Net income...............................................................  $     137,286       $    127,204

Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization .........................................         80,978             61,830
  Realized gain on sale of available for-sale securities ................        (28,156)                 0
  Minority interest in net profits of consolidated subsidiaries .........          2,765              4,339
  Changes in current assets and liabilities:
    Accounts Receivable .................................................        (15,201)           148,697
    Inventories .........................................................       (132,739)          (127,593)
    Prepaid expenses and other current assets ...........................          4,511             24,333
    Accounts payable and other accrued liabilities ......................         68,330              5,542
    Accrued compensation ................................................         (9,085)           116,921
                                                                           ---------------     ---------------

Net cash provided by operating activities................................        108,689            361,273
                                                                           ---------------     ---------------


Cash flows from investing activities:
  Sale of available for-sale securities .................................         99,389                  0
  Increase in notes receivable ..........................................         (9,100)             8,480
  Purchases of property and equipment ...................................        (37,198)           (27,184)
  Other assets ..........................................................         11,178              9,303
  Purchases of intangible assets ........................................           (860)                 0
                                                                           ---------------     ---------------


Net cash provided by investing activities................................         63,409             (9,401)
                                                                           ---------------     ---------------


Cash flows from financing activities:
  Principal payments on line of credit ..................................        (25,000)           (60,000)
  Payments of long-term debt and capital lease obligations ..............        (50,804)            (5,185)
  Exercise of stock options .............................................          8,254             55,030
                                                                           ---------------     ---------------
Net cash used in financing activities....................................        (67,550)           (10,155)
                                                                           ---------------     ---------------


Net increase (decrease) in cash and cash equivalents.....................        104,548            341,717
                                                                           ---------------     ---------------


Cash at beginning of quarter.............................................      1,706,151            622,828
                                                                           ---------------     ---------------


Cash at end of quarter...................................................      1,810,699       $    964,545
                                                                           ===============     ===============

The accompanying notes are an integral part of these statements.



                                                               BIOMERICA, INC.

                                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 FOR THE THREE MONTHS ENDED AUGUST 31, 1997


                                                                   Unrealized
                                                                   Gain on
                           Common Stock              Additional    Available-
                           -----------------------
                           Number of                 Paid-In       For-Sale      Earnings
                           Shares      Amount        Capital       Securities    (Deficit)      Total
                           ----------  -----------   ------------  -----------   -------------  ------------
Balance at
  May 31, 1997             3,889,802   $  311,184    $12,429,673   $    97,924   $(9,273,559)   $ 3,565,222

Change in unrealized gain
  on available-for-sale
  securities                                                             4,183                        4,183

Exercise of stock options     7,000           560          7,694                                      8,254

Net gain                                                                             137,286        137,286
                           ----------  -----------   ------------  -----------   ------------   ------------


Balance at
  August 31, 1997          3,896,802   $  311,744    $12,437,367   $   102,107   $(9,136,273)   $ 3,714,945
                           =========   ===========   ===========   ===========   =============  ============

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

                          NOTES TO FINANCIAL STATEMENTS


August 31, 1997

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, for a summary of significant accounting policies utilized by the Company.

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

(4) Reference is made to Note 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 6, 7 and 12 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, for information on commitments and litigation.

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $102,107 at August 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


   The statements in this Report on Form 10-QSB and other statements made by Biomerica, Inc. that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth in this Report on Form 10-QSB.


Results of Operations

   Consolidated net sales for Biomerica were $2,304,027 for the first quarter of fiscal 1998 as compared to $2,273,387 for the same period in the previous year. This represents an increase of $30,640 (1%). Lancer sales decreased by $37,499 over the previous fiscal year due to competition pressures and lower prices in the industry. Biomerica sales increased by $80,211 due to greater foreign sales. AIT had a sales decline of $12,072 due to the loss of a research account.

   Cost of sales increased by $12,294 (1%). The percentage increase in cost of sales approximated the percentage increase in sales. Lancer and Biomerica maintained consistent percentages of cost of sales to sales, however AIT's cost of sales as a percentage of sales increased due to lower sales volumes without a comparable decrease in cost of goods.

   Selling, general and administrative costs increased by $13,037 (2%). Lancer had lower selling, general and administrative costs of $11,366 due to a decrease in travel and postage charges, partially offset by an increase in samples and collection costs. Biomerica had an increase of $12,033 and AIT had an increase of $12,370 due to increased personnel and other related costs.

   Research and development increased by $40,798 (65%). The increase was primarily attributable to higher costs at Biomerica and Lancer. Both companies have been investing in new product research.

   Interest expense decreased by $7,330 (44%) compared to the previous year due to lower debt and interest rates at Lancer.

   Minority interest in net losses of consolidated subsidiaries represents minority interests in the gain of Lancer's and AIT's other shareholders.

   Please refer to Note 3 in the Notes to the Consolidated Financial St atements in the report on Form 10-KSB for the year ended May 31, 1997, for a more in-depth discussion of subsidiaries.

Liquidity and Capital Resources

  As of August 31, 1997, the Company had cash and available-for-sale securities in the amount of $2,258,026. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit. Biomerica alone has no material capital commitments.

  At August 31, 1997, Lancer had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at August 31, 1997) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 1997 was $176,000. The line of credit expires on March 1, 1998. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

  At August 31, 1997, Lancer had a note payable to a bank requiring monthly principal payments of $18,889, plus interest at prime plus 1% (9.5% at August 31, 1997). The note expires on May 1, 1998, at which time all unpaid principal and accrued interest is due and payable.

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

Date:  October 9, 1997




                                   BIOMERICA, INC.


                                   By: /S/ ZACKARY IRANI
                                       -----------------------------
                                   Zackary Irani
                                   President, Chief Executive Officer