Form 10QSB
period 1997-11-30
BIOMERICA INC
filed 1998-01-14
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1997               Commission File No. 0-8765
                  -----------------                                   ------



                                BIOMERICA, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                             95-2645573
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


1533 Monrovia Avenue, Newport Beach, California        92663
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number including area code:  (714) 645-2111
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

                           Yes       X     No
                                  --------      -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,979,802 shares of common Stock as of January 14, 1998.

                                   BIOMERICA, INC.

                                        INDEX



PART I Financial Statements:


        Statements of Operations - Three Months and Six Months
        Ended November 30, 1997 and 1996 .................................2


        Balance Sheet - November 30, 1997  ...........................3 & 4


        Statements of Cash Flows
        Six Months Ended November 30, 1997 and 1996 ......................5


        Statements of Changes in Shareholders' Equity -
        Six Months Ended November 30, 1997 ...............................6


        Notes to Financial Statements ....................................7


        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data ..................................8 & 9


PART II Other Information ...............................................10


        Signatures ......................................................10

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                                BIOMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Six Months Ended                Three Months Ended
                                                 November 30,                     November 30,
                                            1997             1996             1997            1996
                                        -------------    -------------   --------------   -------------

Net Sales.............................  $   4,856,966    $ 4,553,025     $  2,552,939     $ 2,279,638
 Cost of sales .......................      2,870,085      2,595,976        1,520,384       1,281,588
                                        --------------   -------------   -------------    ------------

 Gross profit ........................      1,986,881      1,957,049        1,032,555         998,050
                                        --------------   -------------   -------------    ------------


Operating Expenses:

 Selling, general and administrative .      1,583,714      1,551,104          847,306         804,714
 Research and development ............        275,166        124,995          171,794          62,421
                                        --------------   -------------   --------------   -------------

                                            1,858,880      1,676,099        1,019,100         867,135
                                        --------------   -------------   -------------    -------------


Other Expense (income):
 Interest expense ....................         17,074         31,879            7,601          15,076
 Other (income), net .................        (91,826)       (25,579)         (43,501)        (13,403)
                                        --------------   -------------   -------------    -------------


 Gain before minority interest in
 net profits of consolidated
 subsidiaries and income taxes .......        202,753        274,650           49,355         129,242

Minority interest in net (profits)
 of consolidated subsidiaries ........        (20,642)       (25,918)         (18,908)        (21,579)
                                        --------------    ------------    ------------     ------------


 Income before taxes .................        182,111        248,732           30,447         107,663
 Income taxes ........................         16,390         17,847            2,012           3,982
                                        --------------   -------------   --------------   -------------


 NET  INCOME .........................  $     165,721    $   230,885     $     28,435     $   103,681
                                        ==============   =============   ==============   =============

Net income per share..................  $         .04    $       .07             $.01     $       .03
                                        ==============   =============   ==============   =============

Weighted average
 shares outstanding ..................      3,922,969      3,526,469        3,951,469       3,538,602

The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                 November 30,
                                                                                      1997
                                                                                ---------------

Assets

Current Assets
 Cash and cash equivalents ...................................................  $  1,809,140
 Available for-sale securities ...............................................       389,064
 Accounts receivable, less allowance for doubtful accounts ...................     1,838,956
 Inventory ...................................................................     2,469,968
 Notes receivable ............................................................        18,685
 Prepaid expenses and other ..................................................       143,332
                                                                                ---------------


     Total Current Assets ....................................................     6,669,145

Inventory, non-current........................................................        27,000

Land held for investment......................................................        46,000

Property and Equipment, less accumulated depreciation and amortization........       504,806

Intangible assets, net of accumulated amortization............................       450,380

Other Assets..................................................................         4,596
                                                                                ---------------


                                                                                $  7,701,927
                                                                                ===============


The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                          November 30,
                                                                              1997
                                                                        ---------------
Liabilities and Shareholders' Equity

Current Liabilities
  Current portion of note payable to bank ............................  $      60,000
  Accounts payable and accrued liabilities ...........................        924,470
  Long-term debt and capital lease obligations (current portion) .....          4,074
  Accrued compensation ...............................................        519,807
  Line of credit .....................................................        200,000
                                                                        ---------------


     Total Current Liabilities .......................................      1,708,351

Minority interest.....................................................      2,285,830

Shareholders' Equity
  Common stock .......................................................        318,544
  Additional paid-in-capital .........................................     12,500,012
  Shareholder receivable .............................................        (71,000)
  Unrealized holding gain on available for sale securities ...........         68,028
  Accumulated deficit ................................................     (9,107,838)
                                                                        ---------------


Total Shareholders' Equity............................................      3,707,746
                                                                        ---------------


Total Liabilities and Equity..........................................  $   7,701,927
                                                                        ===============

The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                                              1997                1996
                                                                         --------------     --------------

Cash flows from operating activities:
Net income.............................................................  $    165,721       $   230,885

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization.....................................       162,386           124,571
     Realized gain on sale of available-for-sale securities............       (47,792)                0
     Minority interest in net profits of consolidated subsidiaries.....        21,802            25,918
     Non employee stock options........................................         3,120                 0
     Changes in current assets and liabilities:
       Accounts Receivable.............................................      (383,309)          113,175
       Inventories.....................................................       (29,919)         (236,068)
       Prepaid expenses and other current assets.......................       (23,273)            6,443
       Accounts payable and other accrued liabilities..................       258,277            23,649
       Accrued compensation............................................        52,019            73,012
                                                                         --------------     -------------


Net cash provided by operating activities..............................       179,032           361,585
                                                                         --------------     -------------

Cash flows from investing activities:
     Sale of available-for-sale securities.............................       143,209                 0
     Purchases of property and equipment...............................       (81,375)          (63,727)
     Other assets......................................................        11,178            10,272
     Purchase of intangible assets.....................................          (860)                0
                                                                         --------------     -------------


Net cash used in investing activities..................................        72,152           (53,455)
                                                                         --------------     -------------


Cash flows from financing activities:
     Issuance of stock.................................................             0            55,000
     Offering costs....................................................        (4,675)                0
     Principal payments on note payable to bank........................      (140,000)         (120,000)
     Payments of long-term debt and capital lease obligations..........       (11,774)          (10,519)
     Exercise of stock options.........................................         8,254            55,980

Net cash used in financing activities..................................      (148,195)          (19,539)
                                                                         --------------     --------------


Net increase (decrease) in cash and cash equivalents...................       102,989           288,591
                                                                         --------------     -------------


Cash at beginning of year..............................................     1,706,151           622,828
                                                                         --------------     -------------


Cash at end of six months..............................................     1,809,140       $   911,419
                                                                         ==============     ===========

The accompanying notes are an integral part of these statements.

                                                         BIOMERICA, INC.

                                           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                            FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997

                                                            Unrealized
                                                            Gain on
                       Common Stock            Additional   Available-                   Retained
                       -----------------------
                       Number of               Paid-In      For-Sale      Shareholder    Earnings
                       Shares      Amount      Capital      Securities    Loan           (Deficit)       Total
                       ----------- ----------  ----------   -----------   ------------   ------------    ------------

Balance at
  May 31, 1997         3,889,802   $  311,184  $12,429,673  $   97,924                   $(9,273,559)    $3,565,222


Non-employee stock
  Options (SFAS 123)                                 3,120                                                    3,120

Change in unrealized
  gain on available
  for sale securities                                          (29,896)                                     (29,896)

Offering costs                                      (4,675)                                                  (4,675)

Exercise of employee
  stock options           90,000        7,360       71,894                                                   79,254

Shareholder loan                                                              (71,000)                      (71,000)

Net income                                                                                   165,721        165,721
                       ---------   ----------  -----------  ----------    ------------   -----------     -----------

Balance at
  November 30, 1997    3,979,802   $  318,544  $12,500,012  $   68,028     $  (71,000)   $(9,107,838)    $3,707,746
                       =========   ==========  ===========  ==========     ===========   ============    ===========

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


November 30, 1997

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

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $68,028 at November 30, 1997.

(7) New Disclosure Standards

    In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 (SFAS 128"), "Earnings per Share" was issued which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128: (a) eliminates the presentation of primary EPS and replaces it with basic EPS, (b) eliminates the modified treasury stock method and the three percent materiality provision, and (c) revised the contingent share provision and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; early implementation is not permitted The effect of adopting SFAS l28 has not yet been determined by management of the Company.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that the implementation of SFAS 129 will require significant revision of prior disclosures. The effect of adopting SFAS 129 has not yet been determined by management of the Company.

    In June 1997, SFAS No.130 ("SFAS 130"), "Comprehensive Income" was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 130 has not yet been determined by management of the Company.

    In June 1997, SFAS No 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 131 has not yet been determined by management of the Company.

(8) During the quarter ended November 30, 1997, a stock option for 85,000 shares of common stock was exercised by the estate of Joseph H. Irani. These shares have not been sold.

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


RESULTS OF OPERATIONS

  Consolidated net sales for Biomerica were $4,856,966 for the six months ended November 30, 1997 as compared to $4,553,025 for the same period in the previous fiscal year. This represents an increase of $303,941 (7%). For the quarter then ended November 30, 1997, sales were $2,552,939 as compared to $2,279,638. This represents an increase of $273,301 (12%). The increase in sales was attributable to increases in sales at Biomerica. Lancer had a net sales decrease of $73,988. The decrease at Lancer was attributable to competition pressures and lower prices in the industry. Lancer is continuing to search for and add new distributors, private label customers and sales representatives. Lancer remains active in investigating new products to add to its product line.
  Cost of sales increased from $2,595,976 to $2,870,085 for the six months and from $1,281,588 to $1,520,384 for the three months. These represent increases of $274,109 (11%) and $238,796 (19%). Lancer's cost of sales as a percentage of sales for the six months and three months was slightly higher than the previous
year.    Biomerica had higher cost of sales due to higher sales, higher wages and related costs, repairs and maintenance and shipping costs.
  Selling, general and administrative expenses increased from $1,551,104 to $1,583,714, or $32,610 (2%), for the six months and from $804,714 to $847,306, or $42,592 (5%) for the three months. Lancer had a decrease of $71,076 for the six months and $60,511 for the three months due to decreases in travel, postage, salaries and commissions. Biomerica had increased sales and administrative costs due to higher marketing expenses, such as payroll and trade show costs. In addition, Allergy Immuno Technologies (AIT) had substantially higher general and administrative costs. AIT's administrative costs have increased from $33,699 to $70,499, or $36,800 (109%) for the six months and from $14,168 to $34,778, or
$20,610 (145%) for the three months.
  Research and development increased for the six months from $124,995 to $275,166, or $150,171 (120%), and for the three months from $62,421 to $171,794, or $109,373 (175%). Lancer had increased research and development of $35,677 for the six months and $21,269 for the three months. The balances of the increases were due to increases at Biomerica in wages and related costs as well as other expenses incurred in the effort to complete development of several new products.
  The Company has also incurred additional costs for enhancing its one step in-office prostate specific antigen product (PSA).
  Interest expense was lower compared to the prior year due to reduced debt and interest rates for Lancer's loans.
  Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 1997, for a more in-depth discussion on affiliates and subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

  As of November 30, 1997, the Company had cash and available-for-sale securities in the amount of $2,198,204. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit. Biomerica alone has no material capital commitments.
  At November 30, 1997, Lancer had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at November 30, 1997) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1997 was $140,232. The line of credit expires on March 1, 1998. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.
  At November 30, 1997, Lancer had a note payable to a bank requiring monthly principal payments of $18,889, plus interest at prime plus 1% (9.5% at November 30, 1997). The note expires on May 1, 1998, at which time all unpaid principal and accrued interest is due and payable.

PART II.  OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES.  Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  The annual meeting
        of the Company's stockholders was held on November 10, 1997.   The
        matters voted upon were the election of the directors and a proposal to ratify and approve the amendment to the 1995 Stock Option and Restricted Stock Plan. These matters were set forth in the proxy statement dated October 1, 1997, as filed with the Securities and Exchange Commission pursuant to Regulation 14 under the Securities Act of 1934. All directors for election indicated in the proxy were elected. The number of votes cast were as follows:

        Name                       For              Against
        ----                       ---              -------
        Zackary S. Irani           3,158,473        41,637
        Dr. Philip B. Kaplan       3,158,766        41,344
        Dr. Robert A. Orlando      3,159,766        40,344
        Janet Moore                3,158,566        41,544

        The proposal to amend the 1995 Stock Option and Restricted Stock Plan was approved with 2,574,993 votes in favor of the proposal and 151,407 votes against the proposal.

Item 5. OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.  None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 12, 1998


                                   BIOMERICA, INC.

                                   By: /S/ZACKARY S. IRANI
                                       -------------------
                                   Zackary S. Irani, President
                                   Chief Executive Officer