Form 10QSB
period 1998-02-28
BIOMERICA INC
filed 1998-04-17
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1998               Commission File No. 0-8765
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

                              Yes     X   No
                                   ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,979,802 shares of common Stock as of April 14, 1998.

                                   BIOMERICA, INC.

                                        INDEX



PART I  Financial Statements:


        Statements of Operations - Nine Months and Three Months
        Ended February 28, 1998 and February 28, 1997 ........................2


        Balance Sheet - February 28, 1998  ...............................3 & 4


        Statements of Cash Flows
        Nine Months Ended February 28, 1998 and February 28, 1997 ............5


        Statements of Changes in Shareholders' Equity -
        Nine Months Ended February 28, 1998 ..................................6


        Notes to Financial Statements .................................7, 8 & 9


        Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data ....................................10 & 11


PART II Other Information ...................................................12


        Signatures ..........................................................12

                                            PART I - FINANCIAL INFORMATION
                                           SUMMARIZED FINANCIAL INFORMATION

                                                   BIOMERICA, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Nine Months Ended                    Three Months Ended
                                                          February                              February
                                                  1998                1997               1998               1997
                                             --------------      ---------------    --------------     ---------------


Net Sales................................... $  6,942,738        $  6,856,378       $ 2,085,773        $ 2,303,353
 Cost of sales .............................    4,077,144           4,015,712         1,207,059          1,419,736
                                             ---------------     ---------------    -------------      --------------

 Gross profit ..............................    2,865,594           2,840,666           878,714            883,617
                                             ---------------     ---------------    -------------      --------------


Operating Expenses:

 Selling, general and administrative .......    2,324,073           2,266,394           740,359            715,307
 Research and development ..................      417,824             196,952           142,658             71,957
                                             ---------------     ---------------    --------------     --------------

                                                2,741,897           2,463,346           883,017            787,264
                                             ---------------     ---------------    --------------     --------------

Other Expense (income):
 Interest expense ..........................       23,412              45,227             6,338             13,348
 Other (income), net .......................     (117,828)            (46,774)          (26,002)           (21,195)
                                             ---------------     ----------------   --------------     --------------


 Income before minority
 interest in net profits of consoli-
 dated subsidiaries and income taxes .......      218,113             378,867            15,361            104,200
Minority interest in net (profits) losses
 of consolidated subsidiaries ..............       (6,101)            (19,250)           14,541              6,685
                                             ---------------     ----------------   --------------     --------------


 Income before taxes .......................      212,012             359,617            29,902            110,885

 Income taxes ..............................       20,537              28,875             4,147             11,028
                                             ---------------     ---------------    --------------     --------------


 NET  INCOME ............................... $    191,475        $    330,742       $    25,755        $    99,857
                                             ===============     ===============    ==============     ==============

Net income per share -
 assuming dilution ......................... $        .05        $        .09       $       .01        $       .03
                                             ===============     ===============    ==============     ==============

Weighted average number of
 shares outstanding:
    Basic ..................................    3,936,060           3,587,721         3,978,902          3,718,886
                                             ===============     ===============    =============      ==============

    Diluted ................................    4,043,847           3,802,915         4,051,866          3,909,809
                                             ===============     ===============    =============      ==============


The accompanying notes are an integral part of these statements.

                                    BIOMERICA, INC.

                               CONSOLIDATED BALANCE SHEET

                                                                          February 28,
                                                                              1998
                                                                         ---------------

Assets

Current Assets
  Cash and cash equivalents .............................................$  1,792,651
  Available for-sale securities .........................................     406,366
  Accounts receivable, less allowance for doubtful accounts .............   1,808,265
  Inventory .............................................................   2,397,052
  Notes receivable ......................................................      26,585
  Prepaid expenses and other ............................................     100,408
                                                                         ---------------


  Total Current Assets  .................................................   6,531,327

Inventory, non-current...................................................      27,000

Land held for investment.................................................      46,000

Property and Equipment, less accumulated depreciation and amortization...     514,304

Intangible assets, net of accumulated amortization.......................     434,941

Other Assets.............................................................       4,596
                                                                         ---------------
                                                                         $  7,558,168
                                                                         ===============


The accompanying notes are an integral part of these statements.

                                    BIOMERICA, INC.

                               CONSOLIDATED BALANCE SHEET

                                                                         February 28,
                                                                             1998
                                                                       ----------------


Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities ........................... $      867,073
  Accrued compensation ...............................................        455,531
  Line of credit .....................................................        200,000
                                                                       -----------------


     Total Current Liabilities .......................................      1,522,604

Minority interest.....................................................      2,274,115

Shareholders' Equity
  Shareholder loan ...................................................        (71,000)
  Common stock .......................................................        318,544
  Additional paid-in-capital .........................................     12,503,132
  Unrealized holding gain on available for sale securities ...........         92,857
  Accumulated deficit ................................................    (9,082,084)
                                                                       -----------------


Total Shareholders' Equity............................................      3,761,449
                                                                       -----------------
Total Liabilities and Equity.......................................... $    7,558,168
                                                                       =================

The accompanying notes are an integral part of these statements.


                                         BIOMERICA, INC.

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                          NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                                                                        1998            1997
                                                                   -------------    ------------


Cash flows from operating activities:

Net income.........................................................$   191,475      $    330,742

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ...................................    184,433           187,800
  Realized (gain) loss on sale of marketable securities ...........    (53,447)            6,759
  Minority interest in net profits of consolidated subsidiaries ...     10,087            19,250
  Common Stock options issued for services rendered ...............      6,240                 0
  Changes in current assets and liabilities:
    Accounts Receivable ...........................................   (352,618)         (103,483)
    Inventories ...................................................     42,997          (228,142)
    Prepaid expenses and other current assets .....................     28,751            41,015
    Accounts payable and other accrued liabilities ................    200,880           128,926
    Accrued compensation ..........................................    (12,257)           28,150
                                                                   -------------    -------------


Net cash provided by operating activities..........................    246,541           411,017
                                                                   -------------    -------------
Net cash flows provided by (used in) investing activities:
  Purchases of property and equipment .............................    (94,279)          (95,078)
  Sales of marketable securities, net .............................    156,389            25,946
  Other assets ....................................................     11,178            10,272
  Purchases of intangible assets ..................................     (4,060)             (450)
  Note receivable .................................................    (17,000)           20,000
                                                                   -------------    -------------

Net cash used in investing activities..............................     52,228           (39,310)
                                                                   -------------     ------------

Cash flows from financing activities:
  Issuance of stock ...............................................          0            55,000
  (Costs incurred) proceeds from sale of stock ....................     (4,675)          978,022
  Net payments under line of credit agreement .....................          0            (2,000)
  Principal payments on note payable to bank ......................   (200,000)         (180,000)
  Payments of long-term debt and capital lease obligations ........    (15,848)          (16,005)
  Exercise of stock options .......................................      8,254            56,930
                                                                   -------------    -------------

Net cash (used in) provided by financing activities................   (212,269)          891,947
                                                                   -------------    -------------

Net increase in cash and cash equivalents..........................     86,500         1,263,654
                                                                   -------------    -------------

Cash at beginning of year..........................................  1,706,151           622,828
                                                                   ------------     -------------

Cash at end of Nine Months.........................................$ 1,792,651      $  1,886,482
                                                                   =============    =============

The accompanying notes are an integral part of these statements.

                                                       BIOMERICA, INC.

                                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                         FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998

                                                                  Unrealized
                                                                  Gain on
                              Common Stock          Additional    Available-                     Retained
                       --------------------------
                       Number of                    Paid-In       For-Sale        Shareholder    Earnings
                       Shares        Amount         Capital       Securities      Loan           (Deficit)            Total
                       -----------   ------------   ------------  ------------    -------------  --------------   -------------

Balance at
  May 31, 1997          3,465,819    $   311,184    $12,429,673   $     97,924                   $ (9,273,559)    $ 3,565,222

Offering costs                                           (4,675)                                                       (4,675)

Change in unrealized
  gain on available
  for sale securities                                                   (5,067)                                        (5,067)

Non-employee stock
  options (SFAS 123)                                      6,240                                                         6,240

Exercise of employee
  stock options            90,000          7,360         71,894                                                        79,254

Shareholder loan                                                                     (71,000)                         (71,000)

Net income                                                                                            191,475         191,475
                       -----------   ------------   ------------  -------------   ------------   ---------------  -------------

Balance at
  February 28, 1998     3,979,802    $   318,544    $12,503,132   $     92,857    $  (71,000)    $ (9,082,084)    $ 3,761,449
                       ===========   ============   ============  =============   ============   ==============   =============

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


February 28, 1998

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

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $92,857 at February 28, 1998.

(7) Earnings Per Share
    ------------------

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. All periods presented have been restated to adopt the provisions of SFAS No. 128.

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                              For the Nine Months Ended February 28, 1998
                                          ---------------------------------------------------

                                              Income             Shares          Per Share
                                            (Numerator)      (Denominator)         Amount
                                          ---------------    --------------    --------------

Basic EPS -
  Income available to common
   shareholders ......................... $     191,475         3,936,060      $      0.05
                                                                               ==============

Effect of dilutive securities - Options..             -           101,787
                                          ---------------    --------------


Diluted EPS -
  Income available to common share-
   holders plus assumed conversions ..... $     191,475         4,043,847      $      0.05
                                          ===============    ==============    ==============

                                              For the Nine Months Ended February 28, 1997
                                          ---------------------------------------------------

                                              Income             Shares          Per Share
                                            (Numerator)      (Denominator)         Amount
                                          ---------------    --------------    --------------

Basic EPS -
  Income available to common
   shareholders ......................... $     330,742         3,587,721      $      0.09
                                                                               ==============

Effect of dilutive securities - Options..             -           215,194
                                          ---------------    --------------


Diluted EPS -
  Income available to common share-
   holders plus assumed conversions ..... $     330,742         3,802,915      $      0.09
                                          ===============    ==============    ==============

                                             For the Three Months Ended February 28, 1998
                                          --------------------------------------------------

                                              Income             Shares          Per Share
                                            (Numerator)      (Denominator)         Amount
                                          ---------------    --------------    --------------

Basic EPS -
  Income available to common
   shareholders ......................... $      25,755         3,978,902      $      0.01
                                                                               ==============

Effect of dilutive securities - Options..             -            72,964
                                          ---------------    --------------


Diluted EPS -
  Income available to common share-
   holders plus assumed conversions ..... $      25,755         4,051,866      $      0.01
                                          ===============    ==============    ==============

                                             For the Three Months Ended February 28, 1997
                                          --------------------------------------------------

                                              Income             Shares          Per Share
                                            (Numerator)      (Denominator)         Amount
                                          ---------------    --------------    --------------

Basic EPS -
  Income available to common
   shareholders ......................... $      99,857         3,718,886      $      0.03
                                                                               ==============

Effect of dilutive securities - Options..             -           190,923
                                          ---------------    --------------


Diluted EPS -
  Income available to common share-
   holders plus assumed conversions ..... $      99,857         3,909,809      $      0.03
                                          ===============    ==============    ==============


(8) New Disclosure Standards
    ------------------------

   In June 1997, SFAS No. 130 ("SFAS 130"), "Comprehensive Income" was issued which is effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 130 has not yet been determined by the Company.

   In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 131 has not yet been determined by management of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

Except for historical information contained herein, the statements in this discussion and analysis are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the continued demand for the Company's products, availability of raw materials and the state of the economy. These and other risks are described in the Company's Annual Report on From 10-KSB and in the Company's other fillings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  Consolidated net sales for Biomerica were $6,942,738 for the nine months ended February 28, 1998 as compared to $6,856,378 for the same period in the previous year. This represents an increase of $86,360 (1%). For the quarter then ended, sales were $2,085,773 as compared to $2,303,353 in the previous year. This represents a decrease of $217,580 (9%). Lancer Orthodontics (Lancer) had decreased sales of $326,538 for the nine months and a decrease of $252,550 for the quarter compared to the previous year. The decrease in sales at Lancer is attributable to the current trend towards product discounting. Lancer continues to search for and add new distributors, private label customers, and sales representatives. Lancer remains very active in investigating new products that will contribute strategically to its overall product line.

  Cost of sales increased for the nine months by $61,432 (2%) and decreased by
$212,672 (15%) for the quarter.    Lancer had reduced cost of sales as a
percentage of sales of 1.1% for the nine months and of 5.7% for the quarter due to improved manufacturing efficiencies. This was offset by an increase of cost of goods as a percentage of sales of 3.6% for the nine months at Biomerica and 3.7% for the three months over the prior periods. This was due to lower selling prices on several products.

  Selling, general and administrative expenses increased for the nine months by
$57,679 (3%) and increased for the three months by $25,052 (3.5%).   The
increase was primarily due to increased expenses at Biomerica in the marketing area which was offset by a decrease at Lancer due to lower administrative salaries and commissions. Allergy Immuno Technologies had higher costs due to higher administrative wages.

  Research and development for the nine months increased from $196,952 to $417,824 or $220,872 (112%) and for the three months from $71,957 to $142,658, or $70,701 (98%). For the nine months, Lancer had increased product develop-ment of $64,485 and for the three months of $28,808 due to increased R&D wages. Biomerica also had increased expenses of $168,320 for the nine months and $43,058 for the quarter. Increases at Biomerica were attributable to costs due to the increased effort to ready new products in the areas of cancer detection, gastrointestinal diseases and thyroid diseases for release into the marketplace.

  Interest expense decreased by $21,815 (48.2%) for the nine months and by $7,010 (52.5%) for the three months due to reduced debt and interest rates at Lancer.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 1998, the Company had cash and available-for-sale securities in the amount of $1,792,651. Biomerica is currently able to meet its costs of operations, development and expansion through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit. At February 28, 1998, all unpaid principal and accrued interest on Lancer's note payable to a bank was paid. The note required monthly payments of $18,889, plus interest at prime plus 1% (9.5% at February 28, 1998). Lancer also has a $500,000 line of credit with the bank. The unused portion at February 28, 1998 was $157,698. Lancer may draw upon its line of credit to fund future equipment purchases.

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

Date: April 14, 1998




                                   BIOMERICA, INC.


                                   By: /S/ Zackary S. Irani
                                       ------------------------
                                       Zackary S. Irani, President
                                       and Chief Executive Officer