Form 10KSB
period 1998-05-31
BIOMERICA INC
filed 1998-09-14
CIK 73290

FORM 10-KSB - ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                    MAY 31, 1998
                          ----------------------------------------------------


Commission File No.                            0-8765
                    ----------------------------------------------------------


                                BIOMERICA, INC.
------------------------------------------------------------------------------
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

                                 (714) 645-2111
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.08
------------------------------------------------------------------------------
                                (Title of Class)

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


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,376,498.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 3,485,511 shares held by non-affiliates and the closing price of $1.25 per share for Common Stock in the over-the-counter market as of September 3, 1998: $4,356,889).

Number of shares of the issuer's common stock, par value $.08, outstanding as of September 3, 1998: 3,978,302 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
The issuer's proxy statement for its 1998 Annual Meeting of Stockholders is incorporated into Part III hereof. Also incorporated by reference is the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, for Lancer Orthodontics, Inc.

                                    PART I*
ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

Except for historical information contained herein, the statements in this Annual Report on Form 10-KSB are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the continued demand for he Company's products, competitive and economic factors of the market place, availability of raw materials and the state of the economy.

INTRODUCTION

   Biomerica, Inc. ("Biomerica" or the "Company") is a global biomedical company primarily engaged in the development, manufacture and marketing of medical diagnostic test products. In addition, since 1984, Biomerica has followed a corporate strategy of developing new business opportunities through selected investments in companies in which synergistic benefits could be realized through sharing of technology, corporate administration and/or capital resources. Each of these companies is or has been in a business involving the application of advanced technologies in the biomedical, pharmaceutical, dental and/or other applied sciences. As of May 31, 1998, Biomerica held the following percentage ownership in the issued and outstanding common stock of subsidiaries:

   Subsidiary Company                         Biomerica Percent Ownership
   ------------------                         ---------------------------

   Lancer Orthodontics, Inc. ("Lancer")                29.9%
   Allergy Immuno Technologies, Inc. ("AIT")           74.6%

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

   In addition to Biomerica's ownership of Lancer, a director of Biomerica controls approximately 16.05% of the outstanding Lancer common stock. Two other Biomerica directors serve on Lancer's board of directors. Biomerica's Board controls an additional 4.33% of Lancer's common stock either through proxy or other controlled persons. As a result, Biomerica continues to exercise effective control of Lancer. Therefore, Lancer's financial statements are consolidated with those of Biomerica.

   As of May 31, 1998, the Company's businesses included the following:

   CORE BUSINESS IN DIAGNOSTICS, VIA BIOMERICA, INC.
   -------------------------------------------------

   Biomerica develops, manufactures, and sells unique medical diagnostic products designed to detect certain medical conditions and diseases in the areas of certain cancers, heart attack, fertility, gastritis and ulcers, diabetes and Candida.









  Exhibit 99.2, "Part I of the 1998 Annual Report on Form 10-KSB of Lancer Orthodontics, Inc." is hereby incorporated by reference into this Report.

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

CLINICAL LABORATORY DIAGNOSTIC PRODUCTS
---------------------------------------

   Biomerica currently manufactures and sells diagnostic test kits which utilize enzyme immunoassay (EIA) or radioimmunoassay (RIA) technology. Some of these products have not yet been cleared by the FDA for diagnostic use, but can be sold in various foreign countries. Biomerica's clinical products include:

-------------------------------------------------------------------------------
Diagnostic Test Kit                       Use
-------------------------------------------------------------------------------

ALPHA-SUBUNIT (RIA)      -For measurement of elevated blood levels of alpha
                          subunit which are suspected to be associated with testicular, colorectal, pituitary, and other cancers. It is also used to measure for delayed puberty. This product is used for research only and has not been cleared with the FDA.

MYOGLOBIN (RIA)          -For measurement of myoglobin in blood as a result
                          of skeletal muscle injury including heart. This product is FDA cleared.

THYROID PANEL:           -For measurement of thyroid function in manual and
 T3, T4, TSH (EIA)        automated systems.  These products have been FDA
                          cleared.

THYROGLOBULIN (RIA)      -  For prognostic testing for the detection of
                            metastasis after the treatment or removal of thyroid tumor. This product has not been FDA cleared and is used for research only.

-------------------------------------------------------------------------------
Diagnostic Test Kit                       Use
-------------------------------------------------------------------------------

THYROGLOBULIN AUTO-      -For measurement of autoantibodies to thyroglobulin
ANTIBODY TEST             in human blood.  High levels of patient's Tg
(EIA & RIA)               autoantibodies are present with Hashimoto's disease
                          and lymphadenoid goiter. The EIA format of this kit has just been cleared by the FDA. THE RIA format is not cleared by the FDA and is for research use.

NEONATAL TSH (RIA)       -For early detection of congenital primary hypo-
                          thyroidism. (Newborn thyroid hormone assessment). This product has been FDA cleared.

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

HELICOBACTER PYLORI      -A non-invasive blood test for gastritis and peptic
ANTIBODY (EIA)            ulcer infection.  The "GAP" test is amenable to
("GAP(R)")                screen populations for the bacterium (Helicobacter
FOR GASTRITIS & ULCER     pylori) that causes gastritis and peptic ulcers.
DETECTION                 FDA clearance for the GAP was received in July
                          1991. Since then, Biomerica has entered into a multi-year exclusive agreement with BioRad of Hercules, California, to distribute the GAP test worldwide with the exception of Japan. Biomerica has entered into another exclusive agreement with Nisshin/Fujirebio for distribution of the GAP test in Japan. After 18 months of conducting the necessary clinical studies, Japan's Ministry of Health has approved the GAP test kit for sale in Japan for diagnostic purposes. The Company believes that it is the first test of its kind to receive such clearance in Japan.

ISLET CELL-              -A non-invasive blood test for predisposition of
AUTOANTIBODIES (EIA)      Type I diabetes.  It is for detecting the onset of
(ISLETEST(R))             type I diabetes [insulin dependent diabetes
FOR DETECTION             mellitus (IDDM)] years before the  manifestation of
OF TYPE I DIABETES        the disease.  IDDM is a disease characterized by
                          abnormalities in the regulation of blood sugar.
                          The disease may cause serious injury to the eyes, kidneys, blood vessels, and nervous system.
                          Presently, this kit is provided to medical institutions for investigational use only since it has not been cleared by the FDA. The Company has just received a patent for this test.

INSULIN                  -A non-invasive blood test for assessment of status
AUTOANTIBODY (EIA)        of type I  diabetes.  This kit has not been cleared
                          by the FDA and is provided for investigational use only.

GAD AUTOANTIBODY (EIA)   -A non-invasive blood test for individuals
                          predisposed to Type I diabetes. This product has not been cleared by the FDA and is for research use only.

CANDIDA ALBICANS         -A non-invasive blood test for detection of IgG, IgM
ANTIBODY (CANDIQUANT(TM)) or IgA antibodies to Candida albicans.  This kit is provided for investigational use only since it has not been FDA cleared.

-------------------------------------------------------------------------------
Diagnostic Test Kit                       Use
-------------------------------------------------------------------------------

CANDIDA ALBICANS         -A non-invasive blood test for detection of Candida
ANTIGEN (CANDIGEN(TM))    albicans antigen.  This kit is provided for
                          investigational use only since it has not been FDA cleared.

In March, 1998, the Company entered into an exclusive licensing agreement for the Cytotoxin Associated Gene A (CagA) Patents for the diagnostic applications of the CagA technology. The Company is developing tests to pinpoint individuals who have strains of the bacterium, H. pylori, which can cause peptic ulcers and
can lead to stomach cancer if untreated.   This kit is in the development stage
now and not ready for sale. Sales of this kit are anticipated to begin in the international market in the last quarter of the 1998 calendar year.

PHYSICIANS' OFFICE AND OVER-THE-COUNTER PRODUCTS
------------------------------------------------

   The over-the-counter and professional markets for rapid diagnostic products are expanding as a result of significant economic pressures affecting the health care industry. These types of products are important for the following reasons:
(1) The tests help to manage existing medical conditions and their costs; (2) Rapid tests improve healthcare and may save lives through prompt diagnosis and early detection; and (3) These test help health care providers improve productivity and reduce expenses. At the same time, technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. The Company's objective has been to address these markets by developing rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation.

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

-------------------------------------------------------------------------------
Diagnostic Test Kit                       Use
-------------------------------------------------------------------------------

EZ DETECT(TM)           -Home test kit for both the physician's office and
 HIDDEN BLOOD            over-the-counter markets for determining occult
IN STOOL                 (hidden) blood in stool.  The test produces a color
                         change and requires no instrumentation. It is based on placing a test pad in the toilet bowl after a bowel movement and observing the development of blue color. It serves as an early warning signal for bleeding disorders, including cancer of the colon or rectum, ulcers, hemorrhoids, polyps, colitis, diverticulitis and lower intestinal problems. This test gives accurate results without diet restrictions. Unlike other tests on the market, it does not require the patient to dig in the stool, mail the specimen to the laboratory, and abstain from taking vitamin C or eating certain fruits, vegetables and rare meats for several days before and during testing. This test is FDA approved.

ULTRA SENSITIVE         -An over-the-counter test for the determination of
URINE OCCULT             hidden blood in urine.  It detects very small
BLOOD TEST (UBT)         amounts of blood in urine caused by infections,
                         cancer, stones, prostatic enlargement, kidney disease, trauma, or malformations of the genito-urinary tract. This test is FDA approved.

-------------------------------------------------------------------------------
Diagnostic Test Kit                       Use
-------------------------------------------------------------------------------

OVULATION TEST          -One-step, five minute visual test for laboratory or
(EZ-LH(TM))              home use for determination of the proper time of
                         ovulation.  This test is FDA approved.

PREGNANCY TEST          -One-step, five minute visual test for laboratory or
(FORTEL(R))              home use for determination of pregnancy.  This test
                         is FDA approved.

PSA TEST                -One-step, ten minute visual test to detect Prostate
(EZ-PSA(TM))             Specific Antigen (PSA).  The test is intended for
                         professional use as an aid in the diagnosis of prostate cancer. FDA approval is needed before marketing in the U.S.

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


LANCER ORTHODONTICS, INC.
-------------------------

   Lancer designs, manufactures and sells orthodontic products. The product line includes preformed bands, direct bonding pads, various brackets, buccal tubes, arch wires, lingual attachments and related accessories. The foregoing are assembled to the orthodontists' prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches. Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1998 fiscal year, Lancer had eight sales representatives all in the United States, all of whom are employees of Lancer.

   In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a `private label'' basis. Lancer has entered into a number of distributor agreements whereby it sold or granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia and Japan. The distributors complement the international marketing division which was established in 1982 and currently employs three people.

   Most of Lancer's manufacturing and shipping operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses the administration, the engineering, the sales and marketing, and customer services.

ALLERGY IMMUNO TECHNOLOGIES, INC.
---------------------------------

   AIT and its predecessors commenced development activities in allergy and immune research, diagnostic reagents and services in 1980. AIT currently operates a clinical reference laboratory in Newport Beach, California, for allergy and other esoteric diagnostic testing services for physicians, other laboratories and pharmaceutical companies. AIT employs one medical technologist and two technicians and receives substantial assistance from Biomerica whose laboratory is contiguous to AIT.

   As a result of its research activities, AIT has discovered new methods for treating allergies. AIT has succeeded in obtaining four patents pertaining to its discoveries for allergy treatment. These are:

- Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,116,612 (issued May 6, 1992).

- Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,390 (issued September 17, 1991).

- Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #4,946,945 (issued August 7, 1990).

- Allergen-thymic hormone conjugates for treatment of IgE mediated allergies:
  U.S. Patent #5,275,814 (issued January 4, 1994).

   AIT is focused on the discovery and commercialization of novel bio-pharmaceutical drugs for the treatment of allergies. The Company's research has led to new therapeutic approaches and inventions which are covered by the above patents. AIT's strategy is to utilize its proprietary technologies to create unique drugs for the treatment of allergies, especially those that can be taken orally avoiding the present injection therapy which is tedious, expensive and unpredictable. With help from Biomerica, AIT has begun preclinical animal studies utilizing the technology covered in some of these patents.

   The objective of AIT is to tap the estimated $6 billion allergy market in the U.S. by developing drugs for allergy treatment based on Liposome-Encapsulated Allergens (LEA).

   Liposomes are minute fatty particles in which allergens may be enclosed (encapsulated). LEA favorably alters the immunological response to allergens compared to the response elicited by native allergens presently used in desensitizing immunotherapy. The results of pre-clinical studies conducted on rodents (administering liposome encapsulated house dust mite by both injection and mouth) indicate a dramatic increase in the densensitization process. This new type of therapy may revolutionize allergy treatment for reasons indicated below:

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

   AIT is currently looking for a collaborative partner to continue this effort.

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

   Biomerica owns about 74.6% of AIT's outstanding common stock.

PRODUCTION
----------

   The Company's diagnostic kits include reagents, antibodies, labeled antigens, buffers, standards, and reference controls. The Company supplies each customer with detailed written instructions for the use of its diagnostic products.

   All of the Company's diagnostic test kits are processed and assembled at its facilities in Newport Beach, California. Production of diagnostic tests involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. The Company continually engages in quality control procedures to assure the consistency and quality of its products and to comply with applicable FDA regulations.

   All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. Biomerica has an internal quality control unit that monitors and evaluates product quality and output. In addition, the Company employs a qualified external quality assurance consultant who monitors procedures and provides guidance in conforming to the Good Manufacturing Practices regulations. The Company either produces its own antibodies and antigens or purchases these materials from qualified vendors. The Company has alternate, approved sources for raw materials procurement and it is surmised that material availability into the foreseeable future does not pose a primary constraint for us in our relevant ranges of production.

   Lancer currently utilizes a manufacturing subcontractor to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. The current agreement, which expires in October 1998, allows for the pass through of actual costs plus a weekly administrative fee. This gives Lancer greater control over all costs associated with the manufacturing operation than did the hourly rate per employee cost. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Lancer has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 1998, this obligation was approximately $226,000. Such obligation is contingent in nature and accordingly has not been accrued in the financial statements.


RESEARCH AND DEVELOPMENT
------------------------

   Biomerica is continually engaged in the research and development of additional diagnostic tests to broaden its product line in specific areas such as predisposition of diabetes, cancer diagnostics, and rapid testing kits for the physician's office and the consumer market. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment which are devoted both to research and development. Lancer is engaged in development programs to improve and expand its orthodontic products and production techniques. Lancer consults frequently with practicing orthodontists. Research and development expenses incurred by the Company for the years ended May 31, 1998 and 1997 aggregated $554,000 and $283,000, respectively. These expenses included approximately $188,000 and $93,000 for fiscal 1998 and 1997, respectively, for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION
----------------------------------

   Biomerica has approximately 320 current customers, of which approximately 60 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, drug stores and physicians' offices.

   The Company relies on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market its diagnostic products. Biomerica targets three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter (OTC) drug stores. Separate sales forces and marketing plans are utilized to expand sales in each of the three markets. The newest market to the company is the OTC segment. The Company entered into the OTC market segment during 1985. This market is divided into independent drug stores and chain drug stores. The Company has been aggressively targeting both the chain and independent stores. The independents are widely dispersed and therefore require wholesalers (e.g. Bergen Brunswig, Foxmeyer, etc.) to promote the Company's products. Biomerica sells to chain stores through manufacturers' representatives and directly to chain stores.

   Lancer sells its products directly or indirectly through its sales representatives, to a relative large number of customers. At the end of its 1998 fiscal year, Lancer had eight sales representatives, all in the United States, all of whom are employees of Lancer. Three additional employees work in the international marketing division. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 1998 and 1997.

   The loss of any one or a few customers would not have a material adverse effect upon the revenues of the Company.

BACKLOG
-------

   Biomerica has no backlog. As of May 31, 1998 and 1997, Lancer had a backlog of $268,000 and $237,000, respectively.

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

   The Company maintains inventories of antibodies and antigens as components for its diagnostic test kits. Due to a limited shelf life on some products such as the RIA kits (which averages 60 days) finished kits are prepared as required
for immediate delivery of pending and anticipated orders.   Sales orders are
normally processed on the day of receipt.

   The principal raw materials used by Lancer in the manufacture of its product include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1998 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

COMPETITION
-----------

   Immunodiagnostic products are currently produced by more than 100 companies, a majority of which are located within the United States. The Company and its subsidiaries are not a significant factor in the market. Allergy diagnostic products are currently produced by over five competitors, and there are approximately the same number producing allergy therapeutics.

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

   The Company believes it competes primarily on the basis of its reputation for the quality of its products, the speed of its test results, the unique niches in the market, patent position, and its prompt shipment of orders. The Company offers a broader range of products than many competitors of comparable size, but to date has had limited marketing capability. The Company is working on expanding this capability through strategic cooperations with larger companies and distributors.

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

SEASONALITY OF BUSINESS
-----------------------

   The business of the Company and its subsidiaries has not been subject to significant seasonal fluctuations.

EMPLOYEES
---------

   As of August 15, 1997, the Company and its subsidiaries employed 75 full-time employees and 5 part-time employees, including one Ph.D. Lancer, through its Mexican subcontractor, employs approximately 202 people in Mexico. The Company also engages the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. The Company is not a party to any collective bargaining agreement and has never experienced a work stoppage.

FOREIGN BUSINESS
----------------

   All of the Company's fixed assets, excluding some of Lancer, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Company and its consolidated subsidiaries:

                                            Year ended May 31,
                               ---------------------------------------------
                                      1998                    1997
                               ---------------------   ----------------------
Revenues from sales to:
United States customers....... $5,041,000 /53.8%         $5,208,000 /56.3%
Asia..........................    878,000 /9.4%             822,000 /8.8%
Europe........................  1,798,000 /19.2%          1,660,000 /18.0%
South America.................    810,000 /8.6%             745,000 /8.1%
Other foreign.................    849,000 /9.0%             809,000 /8.9%
                               --------------------     --------------------

Total revenues................ $9,376,000 /100%          $9,244,000 /100%
                               ====================     ====================

   The Company recognizes that its foreign sales could be subject to some special or unusual risks which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations and import restrictions all could impact sales within certain foreign countries. Foreign countries have licensing requirements applicable to the sale of diagnostic products which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States.

   Foreign sales are made primarily through a network of over 30 independent distributors in approximately 20 countries.

YEAR 2000 COMPLIANCE
--------------------

   The Company currently operates a Novell-based LAN system put in place in November 1994. At least sixty percent of the workstations have been up-graded with contemporary equipment in the last twelve months. The remaining stations and server are scheduled to be replaced or updated during calendar year 1999. This will effectively eliminate any Bios-chip hardware issues. Additionally, the accounting and record-keeping software that is employed is actively supported by the developer/vendor and is in wide currency in varied commercial milieus. The vendor has indicated that the 2000 issue has been addressed and that it is not a problem with the current version in use.

   The Company does not place orders electronically nor does it make disbursements to vendors or employees in that medium. The Company has no way of knowing how the Year 2000 may affect its various vendors in their ability to ship raw materials or its customers in their ability to purchase products. The Company believes that the 2000 issue will not have a material impact on its internal data record keeping or the authorized disposition of Company assets.

     Lancer has begun the process of upgrading its hardware and software in order to obtain year 2000 compliance in 1999 and does not anticipate incurring significant additional costs to be year 2000 compliant.

GOVERNMENT REGULATION AND LICENSES
----------------------------------

   Medical diagnostic products in the United States are subject to governmental regulation and supervision by various Federal and state agencies. The Company's facilities, manufacturing procedures and records are periodically inspected by the FDA and other government agencies such as the USDA to review compliance with applicable regulations. Diagnostic test kits are required to comply with certain manufacturing standards of the FDA. Under normal circumstances, FDA clearance of diagnostic test kits takes 90 days after notifications have been filed with the FDA if the diagnostic test is of a type that has already been cleared for marketing by other companies. Many of the Company's products have received FDA clearance. FDA clearance of immunoassays not previously marketed by other companies normally requires longer periods of as much as two years. Various foreign government agencies regulate the sale of medical diagnostic products in foreign countries. Although the Company does not anticipate any unusual difficulties in complying with government regulations applicable to its business, it cannot predict whether future changes in government regulation might increase its cost of conducting business or increase the time required for development and introduction of new products.

   The Company holds two radioactive materials licenses from the State of California (both licenses expire on June 20, 1999), a permit from the U.S. Drug Enforcement Administration (which expires on June 30, 1999) and a permit from the U.S.D.A. (which expires January 28, 1999). The Company also holds a Device Manufacturing License from the State of California, Department of Health Services, which expires March 16, 1999, and is registered with the Department of Health and Human Services, Public Health Service of the FDA as a Device Establishment (this registration expires February 28, 1999). All of the licenses and permits are renewed periodically. Although the Company has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.

   Biomerica, Inc.'s products are regulated by the Food & Drug Administration ("FDA") as "devices", under the purview of the Food, Drug and Cosmetic Act (the "FDCA"). Under the FDCA, medical devices are classified into one of three classes - Class I and II devices are not expressly approved by the FDA, but instead, are "cleared" for marketing. Class III generally must receive "pre-market approval" from the FDA with regards to safety and effectiveness.

   A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to an existing Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval. The 510(k) clearance process for "substantially equivalent" devices allows product sales to be made after the filing of an application and acknowledgement by FDA. If there are no existing FDA-approved products by which to measure "substantially equivalent" for a particular product, approval by the FDA may entail more lengthy pre-market approval procedures. We believe that most of the products under development will be classified as Class I or Class II medical devices and will be eligible for 510(k) clearance.

   Sales of the company's products in foreign countries are subject to foreign government regulations, which vary substantially and are particular to the foreign venue. The rigor and gestation of foreign approval procedures may also differ from the FDA.

   Biomerica, Inc. has been in the business of making Immunoassay Controls for the last twenty-six years. Some of these controls are used by the laboratories for therapeutic monitoring of various chemicals given to the patients which can be bought from vendors only with a DEA license. Biomerica also is actively engaged in the development of laboratory and/or physicians office test kits for drugs of abuse. Those chemicals, even though needed in small quantities, can only be obtained if the company has a DEA license.

   In order to make a test for any analyte the same analyte has to be attached to a measurable, chemical or biochemical signal. These signals depend on the methodology used. In a test using enzymatic methodology, the signal would be an enzyme. If a test utilizes radioimmunoassay (RIA) methodology, the signal is a radioactive chemical. Biomerica uses Iodine-125 and tritium (H3) radioactive signals for some of its test kits which use RIA methodology.

     The Company registered the tradenames, "Fortel", "Isletest", "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. The Company's unregistered tradenames are: "EZ Detect", "CAST", "COT", "EquistiK", "FelistiK", "Tri-Level Controls", "Tru-Level Controls", "T-Marker Controls", "AllerHalt", "Candiquant", "Candigen", "EZ-H.P.", and "EZ-PSA".

   Lancer and many of its products are subject to regulation by the U.S. Food and Drug Administration (`FDA'') pursuant to the Medical Device Amendments of 1976 (`Amendments''). Lancer has registered with the FDA as required by the Amendments. Certain existing products have been listed, and new products of Lancer will be listed with the FDA for classification. The effect on Lancer of complying with the registration and classification requirements of the Amendments has not had a material effect on Lancer's operations to date. As a medical device manufacturer, Lancer is licensed to design, manufacture, and sell orthodontic appliances. As the manufacturer, the Company is required to follow the Code of Federal Regulations, Section 21, parts 800-1299. Lancer's last assessment by the FDA was in November 1997. Lancer is registered and licensed with the state of California's Department of Health Services.

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

ITEM 2.  PROPERTIES
         ----------

   During fiscal 1998 Biomerica leased approximately 21,000 square feet of space in Newport Beach, California for a term which expired May 31, 1993 (and which was renewed until May 31, 1998) at a base rental payment of $12,720 per month, plus taxes and insurance, of which $2,000 per month has been accruing since April 1997 and will be paid in the form of Biomerica common stock. These facilities are used for diagnostic test kit research and development, manufacturing, marketing and administration.

   The facilities are leased from Mrs. Ilse Sultanian and the estate of Mr. Joseph H. Irani (Mr. Joseph H. Irani was an officer, director and stockholder of the Company). The terms of such leases can not be considered to have been negotiated at arms-length, but in the opinion of management are no less favorable to the Company than would be available from an unaffiliated party.

   AIT currently leases approximately 1,600 square feet at the above facility for $1,400 per month. These properties are leased by AIT on a month to month basis from Mrs. Ilse Sultanian and the estate of Mr. Joseph H. Irani.

   Lancer leases a 9,240 square foot manufacturing building in San Marcos, California. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998. In 1998, Lancer renegotiated the lease and extended the terms to December 31, 2003. The Mexicali facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for thirty-one months commencing April 1, 1996 and ending October 31, 1998. The future aggregate minimum annual lease payments for 1999 and 2000 are, respectively, $76,031 and $65,800. Management believes that the properties are currently suitable and adequate for Lancer's operations.

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

                                  Bid Prices
                             ------------------
                               High        Low
                             --------  --------
Quarter ended:
   May 31, 1998............. $2.875     $1.25
   February 28, 1998........ $3.125     $2.188
   November 30, 1997........ $2.643     $2.164
   August 31, 1997.......... $3.104     $2.607
   May 31, 1997............. $3.625     $2.125
   February 29, 1997........ $4.375     $2.875
   November 30, 1996........ $6.75      $3.25
   August 31, 1996.......... $9.875     $2.1875

   As of August 2, 1998, the number of holders of record of the Company's common stock was approximately 1,805, excluding stock held in street name.

   No dividends have been declared or paid by the Company. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

RESULTS OF OPERATIONS
---------------------

FISCAL 1998 COMPARED TO FISCAL 1997
-----------------------------------

   Consolidated net sales for the Company were $9,376,498 for fiscal 1998 compared to $9,243,510 for fiscal 1997. This represents an increase of $132,988, or 1.4% for fiscal 1998. Lancer's sales decreased by $139,615. Biomerica showed a sales increase of $322,916, an 11.6% increase for Biomerica. AIT had a decrease of $52,091. This decrease at Lancer was attributable to
increased discounting and a general reduction in domestic sales.   While the
trend in increased discounting at Lancer continues, it has slowed, partially the result of orthodontic industry consolidation. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, all of which, if successful, will result in increasing sales. Lancer has incorporated a subsidiary in Mexico which will allow Lancer to distribute its products through Mexico and other parts of Latin America at much more competitive prices. This subsidiary may also assume the duties of the subcontractor, which is expected to reduce costs. The increase in sales at Biomerica was primarily due to an increase of sales to foreign distributors as well as an increase in domestic sales at Biomerica.

   Cost of sales in fiscal 1998 as compared to fiscal 1997 increased by $106,439 (2.0%). Lancer's cost of sales as a percentage of sales decreased from 60.6% to 58.6% in fiscal 1998 as compared to fiscal 1997. The decrease was primarily attributable to (1) manufacturing problems that were resolved in fiscal 1997, (2) changes in plant management and (3) the implementation of procedures resulting in reduced expenditures. Biomerica had an increase in cost of goods as a percentage of sales from 51.6% to 57.1% in fiscal 1998 as compared to fiscal 1997 due to more discounting of products in the foreign market, higher labor and other costs. AIT had an increase in cost of goods as a percentage of sales of 84.6% to 107% due to declining revenues offset by higher materials costs and wages.

   Selling, general and administrative costs increased in fiscal 1998 as compared to fiscal 1997 by $158,875 (5.4%). Lancer had a decrease of $31,541 in these costs due to decreased payroll and related expenses and decreased professional fees. These were partially offset by increased payroll and related expenses and advertising in the selling area. Biomerica had an increase in fiscal 1998 as compared to fiscal 1997 of $159,900 due primarily to increased personnel, consulting and advertising costs. AIT had increased costs of $30,516 due to higher personnel costs.

     Research and development expense increased in fiscal 1998 as compared to fiscal 1997 by $270,377 (95.4%). Of this, Lancer had an increase of $95,163, as a result of increased payroll and supplies. Biomerica had an increase in research and development expenses of $188,108, and AIT had a decrease of $12,933. Biomerica and Lancer have been investing more in research and development in an effort to develop new products in order to increase their competitive positions in the marketplace. AIT decreased research expenses due to the current lack of funds.

   Interest expense, which was incurred by Lancer, decreased in fiscal 1998 as compared to fiscal 1997 by $33,299 (57%) due to the payoff of certain term debt and capital lease obligations.

   Other income increased by $91,962 (152%) in fiscal 1998 as compared to fiscal 1997. A decrease of $5,383 is attributable to Lancer, and an increase of $104,637 was attributable primarily to Biomerica. Biomerica had greater dividend and interest income due to the funds that were raised in January 1998. Biomerica also had gains on the sale of marketable securities in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   As of May 31, 1998, the Company had cash and available for sale securities of $2,175,434 (see Note 1 to the Financial Statements) and current working capital of $5,118,126 as opposed to $2,220,528 and $4,705,139, respectively, for the previous year. During fiscal 1998, Lancer paid off the remaining $200,000, plus all accrued interest it owed on its term bank loan. Lancer's management negotiated a renewal of Lancer's line of credit through October 1, 1998. The line of credit allows for borrowing up to $300,000 and is limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1998, was $200,000. Borrowings bear interest at
prime plus 1% per annum (9.5% at May 31, 1998).   The Company and its
subsidiaries are currently able to meet their costs of operations through the collection of trade accounts receivable generated by sales and its working capital position.

   In May 1998, Biomerica's Board of Directors approved the repurchase of up to 1% of Biomerica's outstanding common stock over the next twelve months. Such repurchases will be made from time to time on the open market subject to market pricing and conditions. Repurchases will be made out of current cash flow and all repurchased shares will be retired. Through September 10, 1998, a total of 12,950 shares had been repurchased for an aggregate purchase price of $20,976.

   The Company experienced losses during the period 1983 to 1993 due in part to research and development activities as well as providing support to several startup entities. Biomerica and AIT have no material capital commitments. Please refer to Exhibit 99.2, Lancer Orthodontics, Inc. 1998 Form 10-KSB for Lancer's capital commitments.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------

   Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
        -------------------------------------------------------------------
        REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        ---------------------------------------------------------

   This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1998.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

   This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

   This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1998.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1998.


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

   21   Subsidiaries of Registrant.

   99.1 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 1998 and 1996 and Independent Auditors' Report.

   99.2 Lancer Orthodontics, Inc. Annual Report on Form 10-KSB for Fiscal Year Ended May 31, 1998 (incorporated by reference to Lancer's Form 10-KSB dated August 15, 1998).

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


                                   BIOMERICA, INC.
                                   Registrant


                                   By      /S/ Zackary S. Irani
                                       ------------------------------------
                                          Zackary S. Irani, President


                                   Dated:   September 10, 1998
                                          ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Capacity
----------------------

     /S/ Zackary S. Irani               Date:  9/ 10 /98
------------------------------                --------------
Zackary S. Irani
President, Director, Chief Executive
 Officer


      /S/ P. B. Kaplan                  Date:  9/10/98
------------------------------                -------------
P. B. Kaplan, M.D.
Director


     /S/ Robert Orlando                 Date:  9/10/98
------------------------------                 ------------
Robert Orlando, M.D., Ph.D.
Director


     /S/ Janet Moore                    Date:  9/10/98
------------------------------                 ------------
Janet Moore, Secretary
Controller, Director,
Chief Accounting Officer and