Form 10QSB
period 1998-08-31
BIOMERICA INC
filed 1998-10-15
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  QUARTERLY REPORT UNDER Section 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 1998                  Commission File No. 0-8765
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,966,802 shares of common Stock as of October 8, 1998.

                                   BIOMERICA, INC.

                                        INDEX



Part I   Financial Statements:


         Statement of Operations - Three Months
         Ended August 31, 1998 and 1997.....................................2

         Balance Sheet - August 31, 1998................................3 & 4


         Statement of Cash Flows
         Three Months Ended August 31, 1998 and 1997........................5


         Statement of Changes in Shareholders' Equity -
         Three Months Ended August 31, 1998.................................6


         Notes to Financial Statements....................................7-9


         Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data..................................10 & 11


Part II  Other Information.................................................12


         Signatures........................................................12

                            PART I - FINANCIAL INFORMATION
                           SUMMARIZED FINANCIAL INFORMATION

                                   BIOMERICA, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                               Three Months Ended
                                                                   August 31,
                                                              1998              1997
                                                       ----------------   ---------------


Net sales..............................................   $2,156,005      $   2,304,027

  Cost of sales .......................................    1,311,476          1,326,682
                                                       ---------------    ---------------

  Gross profit ........................................      844,529            977,345

Operating Expenses:
  Selling, general and administrative .................      774,435            759,427
  Research and development ............................      115,452            103,372
                                                       --------------     --------------

                                                             889,887            862,799

Other Expense (income):
  Interest expense ....................................        1,979              9,473
  Other (income) expense, net .........................      (61,244)           (48,325)
                                                       --------------     --------------


  Income before minority interest in net profits of
  consolidated subsidiaries and income taxes ..........       13,907            153,398

Minority interest in net (profits) of
  consolidated subsidiaries ...........................      (28,196)            (1,734)
                                                       --------------     --------------


(Loss) income before taxes.............................      (14,289)           151,664

Income Taxes...........................................        2,400             14,378
                                                       --------------     --------------


NET (LOSS) INCOME......................................     ($16,689)     $     137,286
                                                       ==============     ==============

Per share data:
  Net income (basic) ..................................$         .00      $         .04
                                                       ==============     ==============

  Net income (diluted) ................................$         .00      $         .03
                                                       ==============     ==============

Weighted average number of common and common
equivalent shares outstanding:
  Basic ...............................................    3,974,909          3,896,802
                                                       ==============     ==============

  Diluted .............................................    4,009,578          4,056,618
                                                       ==============     ==============


                                   BIOMERICA, INC.

                              CONSOLIDATED BALANCE SHEET

                                                                                August 31,
                                                                                   1998
                                                                              -------------

Assets

Current Assets
 Cash and cash equivalents .................................................  $  1,802,009
 Available for-sale securities .............................................       240,911
 Accounts receivable, less allowance for doubtful accounts .................     1,648,132
 Inventory .................................................................     2,840,740
 Notes receivable ..........................................................        40,885
 Prepaid expenses and other ................................................       107,930
                                                                              --------------


          Total Current Assets .............................................     6,680,607

Inventory, non-current......................................................        24,000

Land held for investment....................................................        46,000

Property and Equipment, less accumulated depreciation and amortization......       447,815

Intangible assets, net of accumulated amortization..........................       461,900

Other Assets................................................................         6,756
                                                                              --------------

                                                                              $  7,667,078
                                                                              ==============


The accompanying notes are an integral part of these statements

                                   BIOMERICA, INC.

                              CONSOLIDATED BALANCE SHEET

                                                                           August 31,
                                                                               1998
                                                                        ---------------


Liabilities and Shareholders' Equity

Current Liabilities

  Line of credit                                                        $     100,000
  Accounts payable and accrued liabilities..............................    1,013,355
  Accrued compensation .................................................      420,779
                                                                        ----------------


     Total Current Liabilities .........................................    1,534,134

Minority interest.......................................................    2,480,133

Shareholders' Equity
  Shareholder loan .....................................................      (57,000)
  Unrealized holding gain on available for-sale securities .............       37,059
  Common stock, $.08 par value authorized 10,000,000 shares,
    issued and outstanding 3,970,352 in 1998 and 3,896,802 in 1997 .....      317,628
  Additional paid-in-capital ...........................................   12,503,940
  Accumulated deficit ..................................................   (9,148,816)
                                                                        ----------------


Total Shareholders' Equity..............................................    3,652,811
                                                                        ----------------
Total Liabilities and Equity............................................$   7,667,078
                                                                        ================

The accompanying notes are an integral part of these statements.

                                    BIOMERICA, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                    Three Months Ended August 31, 1998 and 1997

                                                                       1998               1997
                                                                  ---------------    -------------

Cash flows from operating activities:

Net (loss) income.................................................$    (16,689)      $   137,286

Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization ..................................      58,860            80,978
  Realized gain on sale of available for-sale securities .........     (39,936)          (28,156)
  Minority interest in net profits of consolidated subsidiaries ..      28,196             2,765
  Options issued for services rendered ...........................       2,619                 0
  Changes in current assets and liabilities:
    Accounts Receivable ..........................................     (41,444)          (15,201)
    Inventories ..................................................    (306,188)         (132,739)
    Prepaid expenses and other current assets ....................      16,567             4,511
    Accounts payable and other accrued liabilities ...............     206,871            68,330
    Accrued compensation .........................................     (24,267)           (9,085)
                                                                  --------------     --------------

Net cash (used by) provided by operating activities...............    (115,411)          108,689
                                                                  --------------     --------------

Cash flows from investing activities:
  Sale of available for-sale securities ..........................     113,041            99,389
  Increase in notes receivable ...................................     (12,400)           (9,100)
  Purchases of property and equipment ............................     (10,473)          (37,198)
  Other assets ...................................................      17,158            11,178
  Purchases of intangible assets .................................     (26,675)             (860)
  Shareholder loan repayment .....................................      14,000                 0
                                                                  --------------     --------------

Net cash provided by investing activities.........................      94,651            63,409
                                                                  --------------     --------------

Cash flows from financing activities:
  Principal payments on line of credit ...........................           0           (25,000)
  Payments of long-term debt and capital lease obligations .......           0           (50,804)
  Investments by minority interests ..............................      (5,491)                0
  Exercise of stock options ......................................           0             8,254
  Stock repurchase ...............................................     (12,315)                0
                                                                  --------------     --------------

Net cash used in financing activities.............................     (17,806)          (67,550)
                                                                  --------------     --------------

Net increase (decrease) in cash and cash equivalents..............     (38,566)          104,548
                                                                  --------------     --------------

Cash at beginning of quarter......................................   1,840,575         1,706,151
                                                                  --------------     -------------
Cash at end of quarter............................................ $ 1,802,009       $ 1,810,699
                                                                  ==============     ==============

The accompanying notes are an integral part of these statements.

                                                BIOMERICA, INC.

                                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  FOR THE THREE MONTHS ENDED AUGUST 31, 1998

                                                                    Unrealized
                                                                    Gain on
                              Common Stock           Additional     Available-                   Accumu-
                       --------------------------
                       Number of                     Paid-In        For-Sale      Shareholder    Lated
                       Shares         Amount         Capital        Securities    Loan           (Deficit)      Total
                       ------------   -----------    ------------   -----------   -----------    ------------   -------------

Balance at
  May 31, 1998          3,978,302     $  318,264     $12,513,000    $   57,902      (71,000)     $(9,132,127)   $  3,686,039

Compensation espense                                       2,619                                                       2,619

Change in unrealized
  gain on available
  for sale securities                                                 (20,843)                                       (20,843)

Stock repurchase          (7,950)          (636)        (11,679)                                                     (12,315)

Repayment of
  Shareholder loan                                                                    14,000                          14,000

Net loss                                                                                             (16,689)        (16,689)
                       ------------   -----------    ------------   -----------   -----------    ------------    ------------

Balance at
  August 31, 1998       3,896,802     $  317,628     $12,503,940    $   37,059    $ (57,000)     $(9,148,816)   $  3,652,811
                      =============   ===========    ============   ===========   ===========    ============   ============


Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

                          NOTES TO FINANCIAL STATEMENTS


August 31, 1998

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, for a summary of significant accounting policies utilized by the Company.

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

(4) Reference is made to Note 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 5 & 10 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, for information on commitments and litigation.

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $37,059 at August 31, 1998.

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

                                                 For the Three Months Ended August 31, 1998
                                            ----------------------------------------------------
                                                Income            Shares            Per Share
                                             (Numerator)      (Denominator)          Amount
                                            -------------     --------------     --------------

Basic EPS -
  Loss available to common
   Shareholders ..........................  $   (16,689)          3,974,909      $        (.00)
                                                                                 ===============

Effect of dilutive securities - Options...            -              34,669
                                            --------------    ---------------

Diluted EPS -
  Loss available to common share-
   holders plus assumed conversions ......  $   (16,689)          4,009,578      $        (.00)
                                            ==============    ===============    ===============

                                                 For the Three Months Ended August 31 , 1997
                                            ----------------------------------------------------
                                                Income            Shares            Per Share
                                             (Numerator)      (Denominator)          Amount
                                            --------------    --------------     ---------------

Basic EPS -

  Income available to common
   shareholders ..........................  $    137,286          3,896,802      $       0.04
                                                                                 ===============

Effect of dilutive securities - Options...             -            159,816
                                            ---------------   --------------

Diluted EPS -
  Income available to common share-
   holders plus assumed conversions ......  $   137,286           4,056,618      $       0.03
                                            ===============   ===============    ===============


(8) New Disclosure Standards

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

Results of Operations

   Consolidated net sales for Biomerica were $2,156,005 for the first quarter of fiscal 1999 as compared to $2,304,027 for the same period in the previous year. This represents a decrease of $148,022, or 6%. Lancer sales increased by $92,519 over the previous fiscal year. Lancer's management continues to search for and add new distributors, private label customers, and sales representatives, as well as investigate new products that could contribute to its product line. Biomerica sales decreased by $239,729 primarily due to a slow down of foreign sales. AIT had a sales decline of $812.

   Cost of sales decreased by $15,206, or 1%. Lancer's cost of sales increased $51,548 due to their higher sales. Biomerica's cost of goods decreased $57,722 and AIT's cost of goods decreased $9,032. Biomerica's cost of goods decreased as a result of lower sales, which was offset in part by higher wages. AIT's cost of goods decreased primarily due to better efficiency and lower payroll costs.

   Selling, general and administrative costs increased by $15,008, or 2%.
Lancer had increased selling, general and administrative costs of $19,003 due to an expansion of sales territories and costs related to increased sales. Biomerica had an increase of $16,940 primarily due to increased payroll and related expenses. AIT had a decrease of $20,935 due to decreased personnel and other related costs.

   Research and development increased by $12,080, or 12%. Lancer had a decrease in research and development costs of $7,320 due to a reclassification of wage costs to cost of sales. Biomerica had increased costs of $19,250 due to higher wages and related costs. AIT had an increase of $150.

   Interest expense decreased by $7,494 compared to the previous year due to lower debt at Lancer. Other income increased due primarily to increased gain on sales of marketable securities at Biomerica.

   Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 1998, for a more in-depth discussion of subsidiaries.

Liquidity and Capital Resources

  As of August 31, 1998, the Company had cash and available-for-sale securities in the amount of $2,042,920 and working capital of $5,146,473. Biomerica is currently able to meet its costs of operations through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit. Biomerica alone has no material capital commitments.

  At August 31, 1998, Lancer had a $300,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at August 31, 1998) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 1998 was $153,318. The line of credit expires on December 1, 1998. Lancer is not required to maintain compensating balances in connection with this borrowing arrangement.

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

Date:  October 9, 1998




                                   BIOMERICA, INC.


                                   By: /S/ Zackary S. Irani
                                       -----------------------------
                                   Zackary Irani
                                   President, Chief Executive Officer