Form 10KSB/A
period 1998-05-31
BIOMERICA INC
filed 1998-11-04
CIK 73290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
                                       TO
 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                    MAY 31, 1998
                          ----------------------------------------------------

Commission File No.                             0-8765
                    -----------------------------------------------------------

                                BIOMERICA, INC.
  -----------------------------------------------------------------------------
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

                              X    Yes      No
                            -----       ----

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

Transitional Small Business Disclosure Format (check one)   Yes         No  X
                                                                ---        ---

                                EXPLANATORY NOTE

     This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998 filed with the Securities and Exchange Commission on September 14, 1998 ("Form 10-KSB") for the purpose of making non-material amendments to Item 7 of Part II (in particular the Consolidated Statements of Cash Flows-Cash Flows From Investing Activities and Note 11-Condensed Unconsolidated Statements of Cash Flows-Cash Flows From Investing and Financing Activities of such item) and Item 13 of Part III of Biomerica, Inc.'s Form 10-KSB.


                                BIOMERICA, INC.
                                 FORM 10-KSB/A

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

                                     INDEX



                                                                         PAGE
                                    PART II

ITEM 7.     Financial Statements and Supplementary Data ....................1

                                    PART III

ITEM 13.    Exhibits List and Reports on Form 8-K ..........................2

                                    PART II


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Exhibit 99.1, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by reference.

                                    PART III



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

    21 Subsidiaries of Registrant (incorporated by reference to Exhibit A to form 10-KSB for the fiscal year ended May 31, 1998).

    99.1 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 1998 and 1997 and Independent Auditors' Report.

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


                                          BIOMERICA, INC.
                                          Registrant


                                          By      /S/ Zackary S. Irani_
                                              --------------------------------
                                                 Zackary S. Irani, President


                                          Dated:   November 3, 1998
                                                 -----------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Capacity
----------------------



     /S/ Zackary S. Irani                 Date:  November 3, 1998
-----------------------------------             ----------------------
Zackary S. Irani
President, Director, Chief Executive
 Officer


      /S/ P. B. Kaplan                    Date:  November 3, 1998
------------------------------------            ----------------------
P. B. Kaplan, M.D.
Director


     /S/ Robert Orlando                   Date:  November 3, 1998
------------------------------------             ---------------------
Robert Orlando, M.D., Ph.D.
Director


     /S/ Janet Moore                      Date:  November 3, 1998
------------------------------------             ---------------------
Janet Moore, Secretary
Controller, Director,
Chief Accounting Officer and
Chief Financial Officer