Form 10QSB
period 1998-11-30
BIOMERICA INC
filed 1999-01-14
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  QUARTERLY REPORT UNDER Section 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1998                   Commission File No. 0-8765
                  -----------------                                       ------


                                BIOMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                        95-2645573
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


1533 Monrovia Avenue, Newport Beach, California       92663
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number including area code:  (714) 645-2111
--------------------------------------------------------------------------------

                                (Not applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X      No
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,964,052 shares of common Stock as of January 10, 1999.

                                   BIOMERICA, INC.

                                        INDEX



Part I   Financial Statements:

         Statement of Operations - Six Months and Three Months
         Ended November 30, 1998 and 1997...................................2


         Balance Sheets - November 30, 1998 ............................3 & 4


         Statements of Cash Flows
         Six Months Ended November 30, 1998 and 1997........................5


         Statement of Changes in Shareholders' Equity -
         Six Months Ended November 30, 1998.................................6


         Notes to Financial Statements.................................7 - 10


         Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data..................................10 & 11


Part II  Other Information.................................................12


         Signatures........................................................12

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                                                          BIOMERICA, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     Six Months Ended                     Three Months Ended
                                                       November 30                           November 30
                                                   1998              1997               1998               1997
                                             --------------   ----------------    ---------------    ---------------

Net Sales..................................  $  4,356,323      $  4,856,966       $  2,200,318       $  2,552,939

   Cost of sales ..........................     2,741,175         2,870,085          1,429,700          1,520,384
                                             --------------    ---------------    ---------------    ---------------

   Gross profit ...........................     1,615,148         1,986,881            770,618          1,032,555
                                             --------------    ---------------    ---------------    ---------------

Operating Expenses:

   Selling, general and administrative ......   1,585,395         1,583,714            809,360            847,306
     Research and development                     229,634           275,166            114,182            171,794
                                             --------------    -------------      -------------      ---------------

                                                1,815,029         1,858,880            923,542          1,019,100
                                             --------------    -------------      -------------      ---------------

Other Expense (income):
 Interest expense .........................         4,608            17,074              2,629              7,601
 Other (income), net ......................      (155,405)          (91,826)           (94,161)           (43,501)
                                             -------------     ---------------    -------------      ---------------

 Income (loss) before minority
 interest in net profits (loss) of consoli-
 dated subsidiaries and income taxes ......       (49,084)          202,753            (61,392)            49,355

Minority interest in net (profits) losses
 Of consolidated subsidiaries .............        27,855           (20,642)            56,052            (18,908)
                                             --------------    ---------------    -------------      ---------------

 Income before taxes ......................       (21,229)          182,111             (5,340)            30,447

 Income taxes .............................         1,600            16,390                800              2,012
                                             --------------    -------------      -------------      ---------------


 NET  INCOME ..............................  $    (22,829)     $    165,721       $     (6,140)      $     28,435
                                             ==============    =============      =============      ===============

per share data:
 Net income (basic) .......................  $       (.01)     $        .04       $        .00       $        .01
 Net income (diluted) .....................  $       (.01)     $        .04       $        .00       $        .01
                                             ==============    =============      =============      ===============

Weighted average number of
 Shares outstanding:
    Basic .................................  $  3,969,513      $  3,922,969       $  3,971,552       $  3,951,469
                                             ==============    =============      =============      ===============
    Diluted ...............................  $  3,969,513      $  4,037,586       $  3,971,552       $  4,049,554
                                             ==============    =============      =============      ===============


The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                              CONSOLIDATED BALANCE SHEET


                                                               November 30,
                                                                  1998
                                                               -------------

Assets

Current Assets
 Cash and cash equivalents ..................................  $1,751,578
 Available for-sale securities ..............................     152,186
 Accounts receivable, less allowance for doubtful accounts ..   1,517,022
 Inventory ..................................................   2,936,458
 Notes receivable ...........................................      41,135
 Prepaid expenses and other .................................     103,293
                                                               ------------

     Total Current Assets ...................................   6,501,672

Inventory, non-current.......................................      24,000

Land held for investment.....................................      46,000

Property and Equipment, less accumulated depreciation and
amortization.................................................     445,058

Intangible assets, net of accumulated amortization...........     491,907

Other Assets.................................................       6,756
                                                               ------------

                                                               $7,515,393
                                                               ============

The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                              CONSOLIDATED BALANCE SHEET


                                                                November 30,
                                                                    1998
                                                               -------------

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities ..................  $    863,774
  Accrued compensation ......................................       384,113
  Line of credit ............................................       200,000
                                                               -------------


     Total Current Liabilities ..............................     1,447,887

Minority interest............................................     2,425,822

Shareholders' Equity
  Shareholder loan ..........................................       (36,000)
  Common stock ..............................................       317,124
  Additional paid-in-capital ................................    12,497,858
  Unrealized holding gain on available for sale securities ..        17,658
  Accumulated deficit .......................................    (9,154,956)
                                                               -------------

Total Shareholders' Equity...................................     3,641,684
                                                               -------------

Total Liabilities and Equity.................................  $  7,515,393
                                                               =============

The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Six Months Ended November 30, 1998 and 1997

                                                                        1998              1997
                                                                   --------------    ---------------

Cash flows from operating activities:

Net income.......................................................  $    (22,829)     $    165,721

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization .................................       117,805           162,386
  Realized (gain) loss on sale of marketable securities .........      (111,885)          (47,792)
  Minority interest in net profits of consolidated subsidiaries .       (27,855)           21,802
  Common Stock options issued for services rendered .............         3,274             3,120
  Changes in current assets and liabilities:
    Accounts Receivable .........................................        89,666          (383,309)
    Inventories .................................................      (401,906)          (29,919)
    Prepaid expenses and other current assets ...................        21,204           (23,273)
    Accounts payable and other accrued liabilities ..............        57,290           258,277
    Accrued compensation ........................................       (60,933)           52,019
                                                                   -------------     --------------

Net cash provided by operating activities........................      (336,169)          179,032
                                                                   -------------     --------------

Net cash flows provided by (used in) investing activities:
  Disposal of fixed assets ......................................         2,309                 0
  Purchases of property and equipment ...........................       (48,977)          (81,375)
  Sale of available-for-sale securities .........................       254,314           143,209
  Other assets ..................................................        17,158            11,178
  Purchases of intangible assets ................................       (76,675)             (860)
  Note receivable ...............................................       (12,650)                0
                                                                   -------------     --------------
Net cash used in investing activities............................       135,479            72,152
                                                                   -------------     --------------

Cash flows from financing activities:
  Shareholder loan repayment.....................................        35,000                 0
  Stock repurchase ..............................................       (25,064)                0
  (Costs incurred) proceeds from sale of stock ..................             0            (4,675)
  Net borrowings on line of credit agreement ....................       100,000                 0
  Principal payments on note payable to bank ....................             0          (140,000)
  Payments of long-term debt and capital lease obligations ......             0           (11,774)
  Exercise of stock options .....................................         1,020             8,254
  Investments by minority interest...............................           737                 0
                                                                   -------------     --------------

Net cash (used in) provided by financing activities..............       111,693          (148,195)
                                                                   -------------     --------------

Net increase (decrease) in cash and cash equivalents.............       (88,997)          102,989
                                                                   -------------     --------------

Cash at beginning of year........................................     1,840,575         1,706,151
                                                                   -------------     --------------

Cash at end of six months........................................  $  1,751,578      $   1,809,14
                                                                   ===============   ==============

The accompanying notes are an integral part of these statements.

                                                  BIOMERICA, INC.

                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998

                                                                    Unrealized
                                                                    Gain on
                             Common Stock           Additional      Available-                   Retained
                      ---------------------------
                      Number of                     Paid-In         For-Sale       Shareholder   Earnings
                      Shares        Amount          Capital         Securities     Loan          (Deficit)      Total
                      -----------   -------------   -------------   ------------   -----------   ------------   -------------

Balance at
  May 31, 1998         3,978,302    $  318,264      $12,513,000     $   57,902       (71,000)    $(9,132,127)    $3,686,039

Stock repurchase         (15,450)       (1,236)         (19,340)                                                     (20,576)

Change in unrealized
 gain on available
 for sale securities                                                  (40,244)                                       (40,244)

Compensation expense                                      3,274                                                        3,274

Exercise of employee
  Stock options            1,200            96              924                                                        1,020

Shareholder loan                                                                      35,000                          35,000

Net loss                                                                                             (22,829)        (22,829)
                      -----------   ------------    -------------   ------------   -----------   ------------    ------------

Balance at
  November 30, 1998    3,964,052    $   317,124     $12,497,858     $   17,658     $ (36,000)    $(9,154,956)    $ 3,641,684
                      ==========    ============    =============   ============   ===========   =============   ============

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


November 30, 1998

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

(5) Reference is made to Note 5 & 10 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, for information on commitments and litigation.

(6) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $17,658 at November 30, 1998.

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

                                                   For the Six Months Ended November 30, 1998
                                          ------------------------------------------------------------
                                                Income               Shares              Per Share
                                             (Numerator)         (Denominator)             Amount
                                          -----------------    ------------------    -----------------

Basic EPS -
  Income available to common
   Shareholders ......................... $    (22,829)            3,969,513         $       (.01)
                                                                                     =================

Effect of dilutive securities - Options.. $                                0
                                          -----------------    ------------------

Diluted EPS -
  Income available to common share-
   Holders plus assumed conversions...... $    (22,829)            3,969,513         $       (.01)
                                          =================    ==================    =================

                                                   For the Six Months Ended November 30, 1997
                                          ------------------------------------------------------------
                                                Income               Shares              Per Share
                                             (Numerator)         (Denominator)             Amount
                                          -----------------    ------------------    -----------------

Basic EPS -
  Income available to common
   Shareholders ......................... $     165,721            3,922,969         $        .04
                                                                                     =================

Effect of dilutive securities - Options..                            114,617
                                          -----------------    ------------------


Diluted EPS -
  Income available to common share-
   Holders plus assumed conversions ..... $     165,721            4,037,586         $        .04
                                          =================    ==================    =================

                                                  For the Three Months Ended November 30, 1998
                                          ------------------------------------------------------------
                                                Income               Shares              Per Share
                                             (Numerator)         (Denominator)             Amount
                                          -----------------    ------------------    -----------------

Basic EPS -
  Income available to common
   Shareholders ......................... $     (6,140)             3,971,552        $       (.00)
                                                                                     =================

Effect of dilutive securities - Options..                                   0
                                          -----------------    ------------------


Diluted EPS -
  Income available to common share-
Holders plus assumed conversions......... $     (6,140)             3,971,552        $       (.00)
                                          =================    ==================    =================


                                                  For the Three Months Ended November 30, 1997
                                          ------------------------------------------------------------
                                                Income               Shares              Per Share
                                             (Numerator)          (Denominator)            Amount
                                          -----------------    -------------------   -----------------

Basic EPS -
  Income available to common
   Shareholders ......................... $      28,435             3,951,469        $         .01
                                                                                     =================

Effect of dilutive securities - Options..                              98,085
                                          -----------------    ------------------


Diluted EPS -
  Income available to common share-
   holders plus assumed conversions ..... $      28,435             4,049,554        $         .01
                                          =================    ==================    =================


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

(9) Biomerica and AIT currently operate a Novell-based LAN system put in place in November 1994. Most of the Company's computers have been upgraded to year 2000 compliant equipment. The Company will be upgrading the remaining systems as well as the software within the second calendar quarter of 1999. The cost of these upgrades will not be material. The accounting and record-keeping software that is employed at Biomerica and AIT is actively supported by the developer/vendor and is in wide currency in varied commercial milieus. Lancer uses a Hewlett-Packard multi-user mainframe computer with manufacturing software from a large software vendor. The software for this system is year 2000 compliant.

    The Company does not place orders electronically nor does it make disbursements to vendors or employees in that medium. The Company has a broad base of customers and suppliers and therefore is not heavily reliant on any one outside company. However, the company has no way of completely knowing how the year 2000 may effect its various vendors or customers if such conversions are not completed on a timely basis by them, and thus it cannot estimate with certainty the impact the year 2000 may have on the Company.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

Except for historical information contained herein, the statements in this discussion and analysis are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the continued demand for the Company's products, the ability of the Company to develop and market new products, availability of raw materials, year 2000 issues and the state of the economy. These and other risks are described in the Company's Annual Report on From 10-KSB and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

  Consolidated net sales for Biomerica were $4,356,323 for the six months ended November 30, 1998 as compared to $4,856,966 for the same period in the previous year. This represents an decrease of $500,643 (10.3%). For the quarter then ended, sales were $2,200,318 as compared to $2,552,939 in the previous year. This represents a decrease of $352,621 (13.8%). Lancer Orthodontics (Lancer) had increased sales of $63,230 for the six months and a decrease of $29,289 for the quarter compared to the previous year. Lancer continues to search for and add new distributors, private label customers, and sales representatives.
Lancer remains very active in investigating new products that will contribute strategically to its overall product line. Biomerica sales decreased for the six months ended by $557,465 as compared to the six month period of the previous fiscal year and by $317,736 for the three month period. This decrease was primarily due to decreases in foreign sales. Allergy Immuno Technologies had a decrease in sales of $6,408 for the six months and a decrease of $5,596 for the three month period due to the loss of some laboratory services users.

  Cost of sales decreased for the six months by $128,910 (4.5%) and decreased by $90,684 (6.0%) for the quarter. Lancer had increased cost of sales as a percentage of sales of 1.9% for the six months and of 4.2% for the quarter due to industry-wide price competition. Biomerica had an increase of cost of goods as a percentage of sales of 6.6% for the six months and 3.5% for the three months over the prior periods. This was due to increased manufacturing labor costs.

  Selling, general and administrative expenses increased for the six months by $1,681 (0%) and increased for the three months by $37,946 (0.5%). Lancer had increased selling, general and administrative costs for the six months and three month periods due to higher wages and commissions. These were offset by decreases at Biomerica and Allergy Immuno Technologies.

     Research and development for the six months decreased from $275,166 to $229,634 or $45,532 (16.5%) and for the three months from $171,794 to $114,182, or $57,612 (33.5%). For the six months, Lancer had decreased product development of $17,621 and for the three months of $10,301 due to decreased wages. Biomerica also had decreased expenses of $28,211 for the six months and $47,461 for the quarter. Decreases at Biomerica were attributable to lower payroll costs. Allergy Immuno Technologies had an increase for the six months of $300 and of $150 for the quarter.

  Interest expense decreased by $12,466 (73%) for the six months and by $4,972 (65.4%) for the three months due to reduced debt and interest rates at Lancer.

Liquidity and Capital Resources

     As of November 30, 1998, the Company had cash and available-for-sale securities in the amount of $1,903,764, and working capital of $5,053,785. Biomerica is currently able to meet its costs of operations, development and expansion through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit.

   At November 30, 1998, Lancer had a $1,000,000 line of credit with a bank. Borrowings are made at prime plus .75% (8.5% at November 30, 1998) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1998 was $181,290. The line of credit expires on November 3, 1999. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth of $2,500,000 and a debt to tangible net worth ratio of no more than 1 to 1. Lancer is not required to maintain compensating balances in connection with this lending agreement.

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

Date: January 14, 1999




                                   BIOMERICA, INC.



                                   By: /S/ Zackary S. Irani
                                       ------------------------
                                   Zackary S. Irani, President
                                    and Chief Executive Officer