Form 10QSB
period 1999-02-28
BIOMERICA INC
filed 1999-04-14
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1999                   Commission File No. 0-8765
                  -----------------                                       ------


                                BIOMERICA, INC.
 -------------------------------------------------------------------------------
              (Exact  name of registrant as specified in its charter)



Delaware                                             95-2645573
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


1533 Monrovia Avenue, Newport Beach, California       92663
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number including area code:  (949) 645-2111
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 4,000,845 shares of common Stock as of April 14, 1999.

                                BIOMERICA, INC.

                                     INDEX



PART I   Financial Statements:


         Statement of Operations - Three Months and Nine Months
         Ended February 28, 1999 and February 28, 1998..................2 & 3


         Balance Sheet - February 28, 1999..................................4


         Statement of Cash Flows
         Nine Months Ended February 28, 1999 and 1998...................6 & 7


         Statement of Changes in Shareholders' Equity -
         Nine Months Ended February 28, 1999................................8


         Notes to Financial Statements...................................9-12


         Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data..................................13 & 14


PART II  Other Information.................................................15


         Signatures........................................................16

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                                BIOMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 Nine Months Ended          Three Months Ended
                                                    February 28,               February 28,
                                               1999            1998          1999           1998
                                            -----------    -----------    -----------    -----------

Net sales...................................$6,182,537     $6,942,738     $1,826,214     $2,085,773
   Cost of sales............................ 3,932,381      4,077,144      1,191,206      1,207,059
                                            -----------    -----------    -----------    -----------
   Gross profit............................. 2,250,156      2,865,594        635,008        878,714

Operating Expenses:
   Selling, general and administrative...... 2,331,495      2,324,073        746,100        740,359
   Research and development.................   336,674        417,824        107,040        142,658
                                            -----------    -----------    -----------    -----------
                                             2,668,169      2,741,897        853,140        883,017

Other Expense (income):
   Interest expense.........................     9,677         23,412          5,069          6,338

   Other (income), net......................  (178,102)      (117,828)       (22,697)       (26,002)
                                             ----------    -----------    -----------    -----------

   (Loss) Income before minority in-
    terest in net profits of consoli-
   dated subsidiaries and income taxes......  (249,588)       218,113       (200,504)        15,361

Minority interest in net losses (profits)
   losses of consolidated subsidiaries......    58,744         (6,101)        30,889         14,541
                                             ----------    -----------    -----------    -----------

(Loss) income before taxes..................  (190,844)       212,012       (169,615)        29,902

Income Taxes................................     2,400         20,537            800          4,147
                                             ----------    -----------    -----------    -----------

NET (LOSS) INCOME...........................$ (193,244)    $  191,475     $ (170,415)    $   25,755

Other Comprehensive (Loss) Income:
   Unrealized gain on available for
   sale securities..........................   (14,601)         5,067         (6,673)        24,829
                                            -----------    -----------    -----------    -----------

Total Comprehensive Income..................$ (207,845)    $  196,542     $ (177,088)    $   50,584
                                            ===========    ===========    ===========    ===========

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                                BIOMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 Nine Months Ended          Three Months Ended
                                                    February 28,               February 28,
                                               1999            1998          1999           1998
                                            ------------   -----------    -----------    -----------

Per share data:
   Net (loss) income - basic................$     (.05)    $      .05     $     (.04)    $      .01
                                            ============   ===========    ===========    ===========
   Net (loss) income - diluted..............$     (.05)    $      .05     $     (.04)    $      .01
                                            ============   ===========    ===========    ===========

Weighted average number of
shares outstanding:
   Basic.................................... 3,974,909      3,936,060      3,981,615      3,978,902
                                            ============   ===========    ===========    ===========
   Diluted.................................. 3,974,909      4,037,847      3,981,615      4,051,866
                                            ============   ===========    ===========    ===========


                                BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                         February 28,
                                                                             1999
                                                                         -------------

Assets

Current Assets
  Cash and cash equivalents............................................  $ 1,683,378
  Available for-sale securities........................................      145,513
  Accounts receivable, less allowance for doubtful accounts............    1,373,154
  Inventory............................................................    2,973,833
  Notes receivable.....................................................       44,734
  Prepaid expenses and other...........................................       60,556
  Insurance claim receivable...........................................      110,000
                                                                        --------------

          Total Current Assets ........................................    6,391,168

Inventory, non-current.................................................       24,000

Land held for investment...............................................       46,000

Property and Equipment, less accumulated depreciation and amortization..     437,445

Intangible assets, net of accumulated amortization.....................      472,007

Other Assets...........................................................        6,756
                                                                        --------------

                                                                         $ 7,377,376
                                                                        ==============


The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                      February 28,
                                                                          1999
                                                                      ------------

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable and accrued liabilities.........................  $   921,328
   Accrued compensation.............................................      336,721
   Line of credit...................................................      200,000
                                                                      ------------

       Total Current Liabilities....................................    1,458,049

Minority interest...................................................    2,391,052

Shareholders' Equity
   Shareholder loan.................................................      (15,000)
   Common stock.....................................................      320,067
   Additional paid-in-capital.......................................   12,537,594
   Other comprehensive income.......................................       10,985
   Accumulated deficit..............................................   (9,325,371)
                                                                      ------------

Total Shareholders' Equity..........................................    3,528,275
                                                                      ------------

Total Liabilities and Equity........................................  $ 7,377,376
                                                                      ============


The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998


                                                                       1999             1998
                                                                   ------------     ------------

Cash flows from operating activities:

Net (loss) income................................................. $ (193,244)      $  191,475

Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization..................................    178,901          184,433
   Realized gain on sale of available for-sale securities.........   (111,885)         (53,447)
   Minority interest in net profits of consolidated subsidiaries..    (58,744)          10,087
   Common Stock options issued for services rendered..............      3,927            6,240
   Common Stock issued for rent...................................     38,000                0
   Loss on disposal of fixed assets...............................      2,310                0
   Changes in current assets and liabilities:
     Accounts Receivable..........................................    233,534         (352,618)
     Inventories..................................................   (439,281)          42,997
     Increase in insurance receivable.............................   (110,000)
     Prepaid expenses and other current assets....................     63,941           28,751
     Accounts payable and other accrued liabilities...............    114,844          200,880
     Accrued compensation.........................................   (108,325)         (12,257)
                                                                   ------------     -----------

Net cash (used by) provided by operating activities...............   (386,022)         246,541
                                                                   ------------     -----------
Net cash flows provided by (used in) investing activities:
   Purchases of property and equipment............................    (80,481)         (94,279)
   Sale of marketable securities, net.............................    254,314          156,389
   Other assets...................................................     17,158           11,178
   Purchases of intangible assets.................................    (78,755)          (4,060)
   Note receivable................................................    (16,249)         (17,000)
                                                                   ------------     -----------

Net cash provided by investing activities.........................     95,987           52,228
                                                                   ------------     -----------

Cash flows from financing activities:
   Shareholder loan repayment.....................................     56,000                0
   Stock repurchase...............................................    (20,575)               0
   (Costs incurred) proceeds from sale of stock...................          0           (4,675)
   Net borrowings under line of credit............................    100,000                0
   Principal payments on note payable to bank.....................          0         (200,000)
   Payments of long-term debt and capital lease obligations.......          0          (15,848)
   Exercise of stock options......................................      5,045            8,254
   Investments by minority interest...............................     (7,632)               0
                                                                   ------------     -----------



                                BIOMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998


                                                                        1999             1998
                                                                    ------------     -----------


Net cash  provided by (used in) financing activities..............     132,838         (212,269)
                                                                    ------------     -----------

Net (decrease) increase in cash and cash equivalents..............    (157,197)          86,500
                                                                    ------------     -----------

Cash at beginning of year.........................................   1,840,575        1,706,151
                                                                    ------------     -----------

Cash at end of Nine Months........................................  $1,683,378       $1,792,651
                                                                    ============     ===========


The accompanying notes are an integral part of these statements.

                                                       BIOMERICA, INC.

                                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999

                                                                 Other
                            Common Stock          Additional     Compre-
                      ------------------------
                      Number of                   Paid-In        hensive       Shareholder   Accumulated
                      Shares        Amount        Capital        Income        Loan          Deficit        Total
                      -----------   ----------    ------------   -----------   ------------  -------------  -----------

Balance at
  May 31, 1998        3,978,302     $ 318,264     $12,513,000    $  57,902      (71,000)     $(9,132,127)   $3,686,039

Stock repurchase        (15,450)       (1,236)        (19,339)                                                 (20,575)

Change in unrealized
  gain on available
  for sale securities                                              (46,917)                                    (46,917)

Compensation expense                                    3,927                                                    3,927

Issuance of shares in
  lieu of rent           31,793         2,543          35,457                                                   38,000

Exercise of employee
  stock options           6,200           496           4,549                                                    5,045

Shareholder loan                                                                  56,000                        56,000

Net loss                                                                                        (193,244)     (193,244)
                      -----------   -----------   ------------   ------------  ------------  -------------  -----------

Balance at
  February 28, 1999   4,000,845     $ 320,067     $12,537,594    $  10,985     $ (15,000)    $(9,325,371)   $3,528,275
                      ===========   ===========   ============   ============  ============  =============  ===========


Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.   The
accompanying notes are an integral part of these statements.  The accompanying notes are an integral part of these statements.


                         NOTES TO FINANCIAL STATEMENTS


February 28, 1999

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

(3) Management of Lancer completed an assessment of a theft of inventory located at its facility in Mexicali, Mexico, on April 6, 1999. A police report and claim with the Company's insurance carrier for the full amount have been filed and the Company is actively assessing its security measures.

     The estimated loss of $110,000, valued at standard cost, has been reflected in the accompanying financial statements as a reduction in inventories and as a recordation of an insurance claim receivable.

     To date, Management of Lancer has no information that would lead to believe that it will not recover for the theft under its insurance policy, however, there can be no assurances given as to the amount that the Company will ultimately recover from its insurance carrier.

(4) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(5) Reference is made to Note 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, for a description of the investments in affiliates and consolidated subsidiaries.

(6) Reference is made to Notes 5 & 11 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, for information on commitments and litigation.

(7) Aggregate market value of available-for-sale securities exceeded aggregate cost by approximately $10,985 at February 28, 1999.

(8)  Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. All periods presented have been restated to adopt the provisions of SFAS No. 128.

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                             For the Nine Months Ended February 28, 1999
                                           ------------------------------------------------
                                                Income           Shares         Per Share
                                             (Numerator)     (Denominator)       Amount
                                           --------------    --------------   -------------
Basic EPS -
   Loss available to common
    Shareholders.........................  $   (193,244)      3,974,909       $     (.05)
                                                                              =============
Effect of dilutive securities - Options..             -               -
                                           -------------      -------------

Diluted EPS -
   Loss available to common share-
    holders plus assumed conversions.....  $   (193,244)      3,974,909       $     (.05)
                                           =============      =============   ============


                                              For the Nine Months Ended February 28, 1998
                                           -----------------------------------------------
                                                Income           Shares         Per Share
                                             (Numerator)     (Denominator)       Amount
                                           --------------    --------------   ------------
Basic EPS -
   Income available to common
    shareholders.........................  $     191,475      3,936,060       $      0.05
                                                                              =============
Effect of dilutive securities - Options..              -        101,787
                                           --------------    --------------

Diluted EPS -
   Income available to common share-
    holders plus assumed conversions.....  $     191,475      4,037,847       $      0.05
                                           ==============    ==============   =============

                                             For the Three Months Ended February 28, 1999
                                          -------------------------------------------------
                                                Income           Shares         Per Share
                                             (Numerator)     (Denominator)       Amount
                                          ----------------  ---------------  --------------
Basic EPS -
   Loss available to common
    shareholders.........................  $   (170,415)      3,981,615       $     (.04)
                                                                             ==============

Effect of dilutive securities - Options..             -               -
                                          ----------------  ---------------

Diluted EPS -
   Income available to common share-
    holders plus assumed conversions.....  $   (170,415)      3,981,615       $     (.04)
                                          ================  ===============   =============


                                             For the Three Months Ended February 28, 1998
                                          -------------------------------------------------
                                                Income           Shares         Per Share
                                             (Numerator)     (Denominator)       Amount
                                          ----------------  ---------------   -------------

Basic EPS -
   Income available to common
    shareholders.........................  $      25,755      3,978,902       $      0.01
                                                                             ==============

Effect of dilutive securities _ Options..              -         72,964
                                          ----------------  ---------------

Diluted EPS -
   Income available to common share-
    holders plus assumed conversions.....  $      25,755      4,051,866       $      0.01
                                          ================   ==============  ==============


(9)  New Disclosure Standards
     ------------------------

     Effective June 1, 1998, the Company adopted Statement of Accounting Standards Number 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

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

(10) Biomerica and AIT currently operate a NT system put in place in March 1999. Most of the Company's computers have been upgraded to year 2000 compliant equipment. The Company upgraded its software and most of its hardware in March of 1999. The cost of these upgrades was not material. The accounting and record-keeping software that is employed at Biomerica and AIT is actively supported by the developer/vendor and is in wide currency in varied commercial milieus. Lancer uses a Hewlett-Packard multi-user mainframe computer with manufacturing software from a large software vendor. The software for this system is year 2000 compliant.

     The Company does not place orders electronically nor does it make disbursements to vendors or employees in that medium. The Company has a broad base of customers and suppliers and therefore is not heavily reliant on any one outside company. However, the Company has no way of completely knowing how the year 2000 may effect its various vendors or customers, if such conversions are not completed on a timely basis by them, and thus it cannot estimate with certainty the impact the year 2000 may have on the Company.

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

RESULTS OF OPERATIONS

   Consolidated net sales for Biomerica were $6,182,537 for the nine months ended February 28, 1999 as compared to $6,942,738 for the same period in the previous year. This represents a decrease of $760,201 (11%). For the quarter then ended, sales were $1,826,214 as compared to $2,085,773 in the previous year. This represents a decrease of $259,559 (12%). Lancer Orthodontics (Lancer) had increased sales of $22,238 for the nine months and a decrease of $40,992 for the quarter compared to the previous year. Lancer continues to search for and add new distributors, private label customers, and sales representatives. Lancer remains very active in investigating new products that
will contribute strategically to its overall product line.   Biomerica had a
sales decrease for the nine month period of $765,213 and AIT had a sales decrease of $17,226 for that period. For the quarter then ended, Biomerica had a sales decrease of $207,749 and AIT had a sales decrease of $10,818. The sales decrease at Biomerica was primarily attributable to lower foreign sales.

   Cost of sales decreased for the nine months by $144,763 (3.6%) and decreased
by $15,853 (1.3%) for the quarter.    Lancer had increased cost of sales as a
percentage of sales of 1.9% for the nine months and of 1.9% for the quarter due to lower selling prices in the industry. Cost of goods as a percentage of sales for the nine months at Biomerica increased 10.1%, and 18.9% for the nine months and three months over the prior periods. This was attributable to increased manufacturing labor costs as well as manufacturing fixed costs resulting in a larger percentage of sales due to the lower sales volume.

   Selling, general and administrative expenses increased for the nine months by
$7,422 (.3%) and increased for the three months by $5,741 (1%).   Expenses
increased at Lancer by $55,840 for the nine months and decreased for the three month period by $8,666. The increase was due to higher marketing salaries and commissions. Biomerica had an increase of $9,017 for the nine months and an increase of $33,964 for the three month period. Considerable time and resources were expended during this quarter in the effort to bring TestatHome.com (for the sale of home tests through the internet) on line. The increase was primarily due to higher marketing expenses in the area of travel and advertising expenses. AIT had decreased expenses of $57,435 for the nine months and $19,557 for the three months due to lower wages.

    Research and development for the nine months decreased from $417,824 to $336,674 or $81,150 (19%) and for the three months from $142,658 to $107,040, or

$35,618 (25%). For the nine months, Lancer had decreased product development of $23,375 and for the three months of $5,754 due to decreased R&D wages.
Biomerica had decreased expenses of $58,075 for the nine months and $29,864 for the quarter. Decreases at Biomerica were primarily attributable to decreased wages. AIT had a decrease of $300 for the nine months.

   Interest expense decreased by $13,735 (59%) for the nine months and by $1,269 (20%) for the three months due to reduced debt and interest rates at Lancer.


LIQUIDITY AND CAPITAL RESOURCES

   As of February 28, 1999, the Company had cash and available-for-sale securities in the amount of $1,828,891. Working capital was $4,933,119. Biomerica is currently able to meet its costs of operations, development and expansion through both collection of trade accounts receivable and its working
capital position.   At February 28, 1999, Lancer had a $1,000,000 line of credit with a bank. Borrowings are made at prime plus 0.75% (8.5% at February 28, 1999) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 1999 was $129,627. The line of credit expires on November 3, 1999. Lancer is not required to maintain compensating balances in connection with this borrowing arrangement.

    The line of credit is collateralized by substantially all the assets of Lancer including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth of $2,500,000 and a debt to tangible net worth ratio of no
more than 1 to 1.   Lancer may draw upon its line of credit to fund future
equipment purchases.

PART II.  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES.  Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The annual meeting of the Company's stockholders was held on December 7, 1998. The only matter voted upon at the meeting was the election of directors. This matter was set forth in the proxy statement dated September 25, 1998, as filed with the Securities and Exchange Commission pursuant to Regulation 4 under the Securities Act of 1934. All directors for election indicated in the proxy were elected. The number of votes cast were as follows:

        Name                        For               Against
        ----                        ---               -------

        Zackary S. Irani            3,498,532         74,868
        Philip B. Kaplan, M.D.      3,532,182         41,218
        Robert A. Orlando, M.D.     3,532,732         40,668
        Janet Moore                 3,532,357         41,043

Item 5. OTHER INFORMATION.

        CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANTS
        ---------------------------------------------

        Effective April 13, 1999, the Company's Board of Directors approved the engagement of BDO Seidman, LLP to serve as the Company's independent public accountants and to conduct the audit of the Company's financial statements for the ensuing fiscal year ending May 31, 1999. In connection with the engagement of BDO Seidman, LLP, the Company dismissed Corbin & Wertz, who had been engaged to audit the Company's financial statements for the prior fiscal years. The audit reports provided by Corbin & Wertz for the fiscal years ended May 31, 1998 and 1997 did not contain any adverse opinion or a disclaimer of opinion nor was any report modified as to uncertainty, audit scope, or accounting principles. Management of the Company knows of no past disagreements between the Company and Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure or auditing,
        scope, or procedure.   Prior to the engagement of BDO Seidman, LLP
        there were no consultations by the Company with BDO Seidman, LLP relating to disclosable disagreements with Corbin & Wertz, how accounting principles would be applied by BDO Seidman, LLP to a specific transaction, or the type of an opinion BDO Seidman, LLP might render. The Company has afforded BDO Seidman, LLP an opportunity to furnish a letter to the Commission with its comments.

        INVENTORY THEFT
        ---------------

        Management of Lancer completed an assessment of a theft of inventory located at its facility in Mexicali, Mexico, on April 6, 1999. A police report and claim with the Company's insurance carrier for the full amount have been filed and the Company is actively assessing its security measures.

        The estimated loss of $110,000, valued at standard cost, has been reflected in the accompanying financial statements as a reduction in inventories and as a recordation of an insurance claim receivable.

        To date, Management of Lancer has no information that would lead to believe that it will not recover for the theft under its insurance policy, however, there can be no assurances given as to the amount that the Company will ultimately recover from its insurance carrier.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.  None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 1999



                                          BIOMERICA, INC.


                                          By: /S/ Zackary S. Irani
                                              ------------------------
                                          Zackary S. Irani, President
                                           and Chief Executive Officer