Form 10QSB/A
period 1999-02-28
BIOMERICA INC
filed 1999-04-23
CIK 73290

FORM 10-QSB/A
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

                              Yes    X     No
                                   ------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,000,845 shares of common Stock as of April 14, 1999.

                                BIOMERICA, INC.

                                     INDEX




ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 16.1. Letter on Change in Certifying Accountant from Corbin and Wertz.

          (b)  Reports on Form 8-K:

               None.



Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 1999



                                          BIOMERICA, INC.


                                          By: /S/ Zackary S. Irani
                                              ------------------------
                                          Zackary S. Irani, President
                                           and Chief Executive Officer

                                  EXHIBIT 16.1



April 15, 1999





Office of the Chief Accountant
SECPS Letter File
Securities and Exchange Commission
Mail Stop 9-5
450 Fifth Street, N.W.
Washington D.C.  20549


RE:  Quarterly Report on Form 10-Q for Biomerica, Inc.


We have read Item 5 included in the quarterly report on Form 10-Q for Biomerica, Inc. (Commission File No. 0-8765) dated April 14, 1999, filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.



/S/  CORBIN & WERTZ
-------------------
Corbin & Wertz




cc: Ms. Janet Moore