Form 10KSB
period 1999-05-31
BIOMERICA INC
filed 1999-09-14
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1999            COMMISSION FILE NUMBER: 0-8765
--------------------------------------            ------------------------------

                                 BIOMERICA, INC.
                     (Small Business Issuer in its Charter)

         DELAWARE                                                95-2645573
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1533 MONROVIA AVENUE, NEWPORT BEACH, CA                                 92663
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

         Issuer's Telephone Number:                  (949) 645-2111

         Securities registered under Section 12(b) of the Exchange Act:
  (Title of each class)              (Name of each exchange on which registered)
  ---------------------              -------------------------------------------
        NONE                                               NASDAQ

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                              ---------------------
                          COMMON STOCK, PAR VALUE $.08

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(x) NO( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)

State issuer's revenues for its most recent fiscal year:  $8,688,106.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 3,619,487 shares held by non-affiliates and the closing price of $2.0625 per share for Common Stock in the over-the-counter market as of August 15, 1999):
$7,949,415.

Number of shares of the issuer's common stock, par value $.08, outstanding as of August 15, 1999: 4,520,945 shares.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's proxy statement for its 1999 Annual Meeting of Stockholders is incorporated into Part III hereof. Also incorporated by reference are the Annual Reports on Form 10-KSB for the fiscal year ended May 31, 1999, for Lancer Orthodontics, Inc. and Allergy Immuno Technologies, Inc.

Transitional Small Business Disclosure Format               YES ( )  NO (X)
--------------------------------------------------------------------------------

                                     PART I*

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO CONSUMMATION OF THE TRANSACTION, ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS DUE TO ITS NEW BUSINESS MODEL AND EXPANSION PLANS AND THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY WILL BE COMPETING. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, YEAR 2000 ISSUES, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY.

INTRODUCTION

THE COMPANY
-----------

         Biomerica ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971. We changed our Corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in Novmeber 1987 to Biomerica, Inc. Our vision is to improve the lives of people with chronic medical conditions while lowering the overall cost of healthcare and improving medical outcomes.

         Historically we have operated as a global biomedical company primarily engaged in developing, manufacturing and distributing medical diagnostic products for early detection and monitoring of chronic diseases to facilitate prevention and cure. We use our expertise to manufacture products in the areas of diabetes, allergy, cancer, gastroenterology, cardiology and endocrinology. Our customers include medical schools and universities, pharmaceutical companies, health maintenance organizations, hospitals, clinics, commercial laboratories, physician's offices, drug stores and individual customers. We also derive revenues and other benefits from two subsidiaries, Lancer Orthodontics, an international manufacturer of orthodontics products, and Allergy Immuno Technologies, Inc. (AIT), which is engaged in developing new allergy treatment therapies and providing specialized services to pharmaceutical firms and physicians.

         With a change in management of the Company in 1997, we embarked upon a strategic commitment to e-commerce as a venue to broaden our corporate vision and build upon our core competence in chronic diseases. We designed a business-to-business e-commerce model to automate the prescribing and dispensing of pharmaceuticals that will increase efficiency, reduce the potential for dispensing errors, and help improve clinical outcomes. In June 1999, we raised $2 million of equity to develop the infrastructure of our new Internet Division. While we will continue to develop products for our existing business, we project the majority of future growth will come from our new e-commerce operations.

OUR EXISTING BUSINESS
---------------------

         We develop, manufacture and sell advanced immunoassay diagnostic test products designed to detect medical conditions and diseases in the areas of heart disease, fertility, certain cancers, gastritis, ulcers, diabetes and Candida. We offer clinical laboratory diagnostic products marketed to large laboratories, hospitals, and researchers; and rapid diagnostic office-based and home-test kits marketed to physician's offices, smaller laboratories, pharmacies and consumers. We also develop, manufacture and sell ceramic brackets, bands, wires, lingual attachments and other orthodontic products through Lancer Orthodontics Inc. We develop and provide allergy-related clinical testing services to healthcare providers and drug firms through Allergy Immuno Technologies, Inc.

Our existing businesses include:

o BIOMERICA DIAGNOSTICS
  ---------------------

         Biomerica develops, manufactures, and sells unique medical diagnostic products designed to detect certain medical conditions and diseases in the areas of certain cancers, heart attack, fertility, gastritis and ulcers, diabetes and candida.

         We have developed, produced and sold immunoassay diagnostic test kits since the early 1970's. Immunoassay kits are used by hospitals, clinical laboratories and medical researchers to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances which may exist in the human body in extremely small concentrations. We have used advances in biotechnology to produce tests which could be used in the physician's office and by the patient at home.

         We target three distinct markets in our core business of diagnostic products. These markets are: (1) clinical laboratories, hospitals and researchers that perform immunoassays; (2) physicians offices and smaller laboratories which could benefit from in-office or rapid diagnostic tests; and
(3) pharmacies and consumers who are interested in performing/marketing tests for home use (over-the-counter products).

CLINICAL LABORATORY DIAGNOSTIC PRODUCTS
---------------------------------------

         Biomerica currently manufactures and sells diagnostic test kits which utilize enzyme immunoassay (EIA) or radioimmunoassay (RIA) technology. Some of these products have not yet been cleared by the FDA for diagnostic use, but can be sold in various foreign countries. Our clinical products include tests for thyroid conditions, diabetes, H. pylori and others.

PHYSICIANS' OFFICE AND OVER-THE-COUNTER PRODUCTS
------------------------------------------------

         The over-the-counter and professional markets for rapid diagnostic products are expanding as a result of significant economic pressures affecting the health care industry. These types of products are important for the following reasons: (1) the tests help to manage existing medical conditions and their costs; (2) rapid tests improve healthcare and may save lives through prompt diagnosis and early detection; and (3) these tests help health care providers improve productivity and reduce expenses. At the same time, technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. Our objective has been to address these markets by developing rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Some of these tests are currently being sold over our website, testathome.com. and will be available for sale at theBigRx.com.

         Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. Most of our over-the-counter tests are FDA cleared. We believe that such tests are as accurate as laboratory tests when used properly, require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the doctor's office.

         The emphasis on producing easy to use tests that require no instrumentation has led to the development of the products indicated below which currently are marketed to physicians, clinics, hospital laboratories and the general public through drugstores such as Walgreen's, CVS, Osco/Sav-On, etc.

o ORTHODONTIC PRODUCTS, VIA LANCER ORTHODONTICS, INC.*
  ----------------------------------------------------

         Lancer is engaged in developing, manufacturing, and selling high technology orthodontic products including, among others, ceramic brackets and wires. Lancer is well established in the field of orthodontics and its products are sold worldwide through a direct sales force and distributors.

         Lancer's product line includes preformed bands, direct bonding pads, various brackets, buccal tubes, arch wires, lingual attachments and related accessories. The foregoing are assembled to the orthodontists' prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches. Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1999 fiscal year, Lancer had seven sales representatives all in the United States, all of whom are employees of Lancer.

         In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a "private label" basis. Lancer has entered into a number of distributor agreements whereby it sold or granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia and Japan. The distributors complement the international marketing division which was established in 1982 and currently employs three people.

         Most of Lancer's manufacturing and shipping operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses the administration, the engineering, the sales and marketing, and customer services.

o ALLERGY, VIA ALLERGY IMMUNO TECHNOLOGIES, INC. (AIT)
  ----------------------------------------------------

         AIT has been providing clinical testing services to doctors, clinics and drug firms in specialized areas of allergy and sensitivity determinations. AIT is also engaged in developing therapeutic methods for treatment of allergies. As a consequence of its development effort in the field of allergy treatment, AIT owns four patents covering several inventions relating to the therapeutic aspect of allergy. AIT intends to utilize these patents to develop new allergy drugs on its own and/or in conjunction with other companies.

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

       SUBSIDIARY COMPANY                            BIOMERICA PERCENT OWNERSHIP
       ------------------                            ---------------------------
       Lancer Orthodontics, Inc. ("Lancer")                    30.76%
       Allergy Immuno Technologies, Inc. ("AIT")                74.6%

         *Incorporated by reference are the Annual Reports on Form 10-KSB for the year ended May 31, 1999 for Lancer Orthodontics, Inc. and Allergy Immuno Technologies, Inc.

         Biomerica controls an additional 20.56% through voting agreements with shareholders of the outstanding Lancer common stock and three Biomerica directors serve on Lancer's board of directors. As a result, Biomerica continues to exercise effective control of Lancer. Therefore, Lancer's financial statements are consolidated with those of Biomerica.

PRODUCTION
----------

         Our diagnostic kits include reagents, antibodies, labeled antigens, buffers, standards, and reference controls. We supply each customer with detailed written instructions for the use of its diagnostic products.

         All of the our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California. Production of diagnostic tests involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations.

         All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control unit that monitors and evaluates product quality and output. In addition, we employ a qualified external quality assurance consultant who monitors procedures and provides guidance in conforming with the Good Manufacturing Practices and Quality Systems regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for raw materials procurement and it is surmised that material availability into the foreseeable future does not pose a primary constraint for us in our relevant ranges of production.

         Lancer currently utilizes a manufacturing subcontractor to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. The current agreement allows for the pass through of actual costs plus a weekly administrative fee. This gives Lancer greater control over all costs associated with the manufacturing operation than did the hourly rate per employee cost. During 1999, Lancer extended the Manufacturing Agreement through December, 2003. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Lancer has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 1999, this obligation was approximately $287,000. Such obligation is contingent in nature and accordingly has not been accrued in the financial statements.

RESEARCH AND DEVELOPMENT
------------------------

         Biomerica is continually engaged in the research and development of additional diagnostic tests to broaden its product line in specific areas such as predisposition of diabetes, cancer diagnostics, and rapid testing kits for the physician's office and the consumer market. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment which are devoted both to research and development. Lancer is engaged in development programs to improve and expand its orthodontic products and production techniques. Lancer consults frequently with practicing orthodontists. In fiscal 1999, development costs of $47,000 and equipment and leasehold costs of $32,000 were incurred by Lancer in the development of PARAGONTM, a dental amalgam, which will be the world's first shperical dispersion system that expands when set. Research and development expenses incurred by Biomerica for the years ended May 31, 1999 and 1998 aggregated $459,000 and $554,000, respectively. These expenses included approximately $165,000 and $188,000 for fiscal 1999 and 1998, respectively, for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------

         Biomerica has approximately 320 current customers for its diagnostic business, of which approximately 60 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, drug stores and physicians' offices.

         We rely on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market our diagnostic products. We target three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter (OTC) drug stores. Separate sales forces and marketing plans are utilized to expand sales in each of the three markets. Our newest market is the OTC segment. We entered into the OTC market segment during 1985. This market is divided into independent drugstores and chain drugstores. Biomerica has been aggressively targeting both the chain and independent stores. The independents are widely dispersed and therefore require wholesalers (e.g. Bergen Brunswig, Foxmeyer, etc.) to promote our products. We sell to chain stores through manufacturers' representatives and directly to chain stores.

         In the third quarter of fiscal 1999, we launched our e-commerce website, testathome.com, for the purpose of selling home tests through the Internet. We intend to launch our internet home drugstore through our BigRX division during Calendar 1999.

         Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its fiscal year, Lancer had seven sales representatives, all in the United States, all of whom are employees of Lancer.

         In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia, and Japan. The distributors complement the international marketing department which was established in 1982 and currently employs three people.

         The loss of any one or a few customers would not have a material adverse effect upon our revenues.

BACKLOG
-------

         At May 31, 1999 and 1998 Biomerica and Allergy Immuno Technologies, Inc. had no backlog. As of May 31, 1999 and 1998, Lancer had a backlog of $213,000 and $268,000, respectively.

RAW MATERIALS
-------------

         The principal raw materials utilized by us consist of various chemicals, serums, reagents, radioactive isotopes and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. Many antibodies used in our immunoassay products are produced by us by injecting antigens into animals which are maintained by us.

         We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Due to a limited shelf life on some products such as the RIA kits (which averages 60 days) finished kits are prepared as required for immediate delivery of pending and anticipated orders. Sales orders are normally processed on the day of receipt.

         The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1999 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

COMPETITION
-----------

         Immunodiagnostic products are currently produced by more than 100 companies, a majority of which are located within the United States. Biomerica and its subsidiaries are not a significant factor in the market. Allergy diagnostic products are currently produced by over five competitors, and there are approximately the same number producing allergy therapeutics.

         Our competitors vary greatly in size. Many are divisions or subsidiaries of well-established medical and pharmaceutical concerns which are much larger than Biomerica and expend substantially greater amounts than we do for research and development, manufacturing, advertising and marketing.

         The primary competitive factors affecting the sale of diagnostic products are uniqueness, quality of product performance, price, service and marketing. The prices for our products compare favorably with those charged by most of our competitors.

         We believe we compete primarily on the basis of our reputation for the quality of our products, the speed of our test results, the unique niches in the market, patent position, and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but to date have had limited marketing capability. We are working on expanding this capability through strategic cooperations with larger companies and distributors.

         Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are: Unitek, a subsidiary or division of 3M; "A" Company, a private company; Ormco, a subsidiary or division of Sybron; RMO Inc., a private company; American Orthodontics, a private company; GAC, a foreign company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, has more diversified product lines and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of these seven major competitors or other competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved wide recognition of both its name and its products.

GOVERNMENT REGULATION
---------------------

         As part of our existing business, we sell products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the FDA, DEA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture (USDA), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters.

         The Food, Drug & Cosmetic Act of 1938 (the FDCA) regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation (QSR) as well as Medical Device Reporting (MDR), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Approval (PMA) or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices.

         If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. The FDA prohibits the advertisement or promotion or any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

         Pursuant to FDCA requirement, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the QSR, which, unless the device is a Class I exempt device, require that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and the MDR regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

         In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2000. We are also registered with the Department of Health and Human Services, Public Health Service of the FDA as a Device establishment. This registration expires on February 28, 2000. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2000), and two permits from the USDA, one expiring on January 28, 2000 and the other expiring on June 30, 2000. These licenses are renewed periodically and to date we have never failed to obtain a renewal.

         We are in compliance with FDA and California regulations, and so may market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a "CE mark" before it can be sold in that market. We intend to comply with new directives that have recently been instituted regarding the use of CE marks. The regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

SEASONALITY OF BUSINESS
-----------------------

       The business of the Company and its subsidiaries has not been subject to significant seasonal fluctuations.

FOREIGN BUSINESS
----------------

       All of our fixed assets, excluding some of Lancer, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Biomerica and its consolidated subsidiaries:

                                                                       Year ended May 31,
                                                    -------------------------     ----------------------
                                                              1999                          1998
                                                    -------------------------     ----------------------
Revenues from sales to:
United States customers........................         $4,638,000 /53.4%            $5,041,000 /53.8%
Asia...........................................            426,000 /4.9%                878,000 /9.4%
Europe.........................................          1,710,000 /19.7%             1,798,000 /19.2%
South America..................................            749,000 /8.6%                810,000 /8.6%
Other foreign..................................          1,165,000 /13.4%               849,000 /9.0%
                                                    -------------------------     ----------------------

Total revenues.................................         $8,688,000 /100%             $9,376,000 /100%
                                                    =========================     ======================

         We recognize that our foreign sales could be subject to some special or unusual risks which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations and import restrictions all could impact sales within certain foreign countries. Foreign countries have licensing requirements applicable to the sale of diagnostic products which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States. We cannot predict the impact that conversion to the Euro in the European countries may have on Biomerica, if any.

         Foreign sales are made primarily through a network of over 60 independent distributors in approximately 20 countries.


OUR NEW BUSINESS
----------------

THE NEXT-GENERATION ONLINE PHARMACY
-----------------------------------

         Our Internet division was established in November 1998 to capitalize on the emerging market for online pharmacy services. We have formed an alliance with an Internet and technology partner, TheBigStore.com, and have fortified our management with a team of executives possessing extensive healthcare industry and technology-based experience.

         Our products and services comprise two key components: 1) ReadyScript, a medication management system, and 2) TheBigRX.com, a retail online pharmacy. Together these products are the next generation of online pharmacy. We will implement our next-generation online pharmacy in two phases. The first phase includes development and implementation of the retail online pharmacy for consumer drugstore product needs. We plan to open TheBigRX.com by the end of 1999. In the second phase, we will beta-test and launch our ReadyScript online medication management system. We plan to complete this phase during the year 2000.

         ReadyScript, a proprietary web-enabled system, will automate the prescribing process at the point of care---in the physician's office. It is intended that physicians will be able to increase efficiency and make better prescribing decisions using a hand held or desktop computer that allows immediate online access to formulary and preferred drug therapy options based on insurer, best practice guidelines for medication by chronic disease state, and, as available, patient medication history. Ultimately, ReadyScript will automatically transmit these prescriptions to an online pharmacy, traditional neighborhood pharmacy, or pharmacy designated by the participating insurer or pharmacy benefit manager. The automatic process will substantially reduce the potential for medication errors inherent in the current system of handwritten and oral prescriptions. Additionally, the integration of best practices will help to improve clinical outcomes and lower overall healthcare costs.

         TheBigRX.com will be our retail online pharmacy offering prescription drugs, personal care and beauty products, non-prescription drugs, vitamins and nutrition products. The site will offer individuals the convenience of shopping for products 24 hours a day from home or office. Prescription orders can be combined with additional purchases, with all products delivered within a few days to the customer's home, reducing the need to visit a brick-and-mortar drugstore.

DIFFERENTIATION THROUGH MEDICATION MANAGEMENT
---------------------------------------------

         We believe medication management, the basis of ReadyScript, will differentiate TheBigRX.com from the first generation of online pharmacies by modernizing the practice of prescribing and dispensing medications. We define medication management as a series of systems and processes to improve healthcare outcomes through: 1) the integration of scientifically-proven best practices, 2) appropriate and optimal drug therapy, and 3) the reduction or avoidance of adverse drug reactions. Simply stated, medication management is ensuring that the right drug is prescribed for the right patient, in the right dose, at the right cost, and at the right time.

         The first-generation online pharmacies tout increased patient convenience, but are unable to deliver on this promise. In fact, they actually create more steps in the prescription fulfillment process. Also, these first-generation online pharmacies do not address the fundamental issues of prescribing inefficiencies and sub-optimal drug use in their systems. Our ReadyScript technnology intends to use medication management at the point of care to provide physicians, pharmacists, insurers and customers significant value--improved healthcare outcomes and decreased costs.

THE DILEMMA
-----------

THE INEFFICIENT PRESCRIBING SYSTEM

         For decades, prescriptions have been handled in basically the same way:
1) the physician writes a prescription on a prescription pad and gives it to the patient, 2) the patient takes the handwritten prescription to the pharmacist, and 3) the pharmacist fills the order. Mail-order fulfillment options and first-generation online drugstores were developed as attempts to make the process more convenient. However, neither of these attempts to increase convenience has significantly changed the prevailing prescribing practice. The fundamental flaws inherent in the system are the inefficiencies and costs of handling handwritten and/or verbal prescriptions, and the sub-optimal drug therapies many patients are receiving.

         Handwritten and verbal prescriptions are inefficient and costly because:

o Verbal and illegible handwritten prescriptions can be misinterpreted, leading to dispensing errors.
o Illegible prescriptions require physicians to use their time inefficiently in clarifying orders to pharmacists trying to decipher the handwriting.
o Dispensing errors can produce adverse drug reactions that can seriously jeopardize a patient's health and be costly to treat.
o Patients are inconvenienced by having to travel to a pharmacy or other dispensing location to get the prescription filled, or go through a series of steps to have the prescription processed by a mail-order fulfillment source or online pharmacy.

         Sub-optimal drug therapy is the result of significant variations in physician practices. Because it is virtually impossible to keep abreast of all new medical developments and treatment standards, physicians' treatment decisions often deviate from the established best practices. This can compromise a patient's health and lead to higher healthcare costs. For example, national medical organizations recommend that beta-blockers be given to heart attack survivors to improve in-hospital and post-discharge mortality. However, beta-blockers are only prescribed about one-third of the time, leaving the other two-thirds at higher risk of suffering a second heart attack. To address the sizeable impact of sub-optimal drug therapy and escalating healthcare costs, physicians are increasingly turning to disease management. Disease management is a comprehensive solution that combines clinically proven best practices with non-clinical interventions to improve patient outcomes and lower costs.

         The key to addressing the inefficiency of the prescribing process and the risks of sub-optimal drug therapy is to effect change at the beginning of the process, namely when the physician writes a prescription. We believe our ReadyScript automated prescription technology is unique in that it focuses on the physician at this pivotal point, and creates efficiencies and enhancements throughout the prescribing and dispensing process. Automated prescriptions through ReadyScript will be accurate and legible, minimizing the potential for misinterpretation and dispensing errors, thereby reducing time spent by pharmacists and physicians clarifying orders. We anticipate that because the physician will be able to electronically route the prescription directly to a participating drugstore, including an online pharmacy such as TheBigRX.com, the patient can receive his/her prescription without any inconvenience, delays or misinterpretations.

THE PHARMACY BENEFIT MANAGER DILEMMA

         In addition to the smaller market for cash-paying retail prescriptions, the first generation of online pharmacies assumed they would have ready access to insurer- and pharmacy benefit manager (PBM)-reimbursed business. In reality, however, many of the first-generation online pharmacies found themselves excluded from insurers' and PBMs' pharmacy networks. This has compelled several of the first-generation online pharmacies to form exclusive alliances with a single PBM or retail pharmacy chain, which we believe significantly limits future market opportunity for these companies. Our solution is designed to work in concert with multiple insurers and PBMs. Our ReadyScript software will ultimately support efficient and appropriate formulary selection. Moreover, it is being designed to facilitate the electronic routing of prescriptions to any pharmacy designated by the insurer or PBM, including their own online or mail-order fulfillment sites.

         Through the coupling of our ReadyScript medication management technology and TheBigRX.com retail online pharmacy, we intend to provide an end-to-end solution that addresses all of the elements of pharmaceutical prescribing and dispensing in one comprehensive, cost-effective manner to benefit patients, physicians, and participating insurers and pharmacy benefit managers.


MARKET CONDITIONS
-----------------

THE HEALTHCARE ENVIRONMENT
--------------------------

CHRONIC MEDICAL CONDITIONS

         According to Advanstar Communications, approximately 73% of the $102 billion annual U.S. prescription drug market is spent on chronic medical conditions. These include, among others, hypertension, diabetes, allergy, arthritis, asthma, chronic obstructive pulmonary disease, osteoporosis, congestive heart failure and depression. This expenditure is expected to grow as the baby boom population ages and as the importance of pharmaceuticals in disease state management increases.

         Pharmaceuticals for chronic medical conditions are primarily dispensed through traditional retail pharmacy outlets. Since many chronic conditions require the recurring, long-term use of medications, mail-order pharmacies are becoming an increasingly important source of pharmaceutical fulfillment.

ESCALATING HEALTHCARE COSTS

         According to the Health Care Financing Administration (HCFA), healthcare expenditures in the United States totaled approximately $1 trillion in 1996, or 14% of the country's gross domestic product, making it the largest sector of the economy. Of this $1 trillion, 60% of expenditures were related to treating chronic conditions. Centers for Disease Control and Prevention studies have demonstrated that proper medication use can significantly impact mortality and morbidity in certain disease states, reducing overall healthcare costs. To maintain profitability, managed care organizations and physicians are under pressure to improve the process of managing physician prescribing as a means of controlling pharmacy and other healthcare costs.

ESCALATING PHARMACEUTICAL COSTS

         One of the fastest growing components of healthcare expenditures is pharmaceutical cost, which increased $42.7 billion or 84% over the past 5 years, according to the National Institute for Health Care Management's Research and Education Foundation. The projected increases in drug spending will be fueled by an aging population, a faster FDA drug approval process, direct-to-consumer advertising, greater reliance on pharmaceuticals as a substitute for other therapies, and potential for expanded insurance coverage for drugs.

         Insurers are seeing prescription drug outlays rising 15% to 20% a year, with prescription drugs accounting for as much as 15% of their total medical costs. The inability to manage these costs successfully and the errors associated with an inefficient manual prescription process make it exceedingly difficult for insurers to maintain profitability without raising premiums. Physicians have also been affected by rising drug costs as insurers continue to transfer to them a significant portion of the financial risk for this cost without a corresponding increase in reimbursement.

         Contributing to the continued increase in pharmaceutical costs is the prescribing process, which has remained largely unchanged over the past 50 years. Virtually all of the 2.8 billion prescriptions written in this country each year are handwritten or verbally transmitted to the dispensing pharmacy. These modes of prescription transmission are inherently inefficient, and prone to misinterpretation and potentially harmful or fatal medication errors.

PHARMACEUTICAL FULFILLMENT CHANNELS
-----------------------------------

RETAIL DRUGSTORE MARKET

         The retail drugstore market, consisting of prescription drugs, personal care and beauty products, non-prescription drugs, vitamins and nutrition products, totaled $165 billion in 1998, according to estimates by Information Resources, Inc. and Frost & Sullivan. The majority of drugstore products are sold through highly fragmented traditional distribution channels such as chain drugstores (e.g., CVS, Eckerd, RiteAid and Walgreen's), mass market retailers (e.g., Kmart, Target and Wal-Mart), supermarkets, warehouse clubs, mail-order companies, and independent drugstores and pharmacies. These distribution sources offer limited selection, impersonal and limited service, lack of privacy, and insufficient information and access to pharmacists.

ONLINE PHARMACIES

         The unique capabilities of the Internet helped make possible the creation of online pharmacies in 1999. The first-generation entrants to the market include Soma.com, drugstore.com and planetRx.com, among others. These first-generation online pharmacies are all based on the business-to-consumer e-commerce model, which in our opinion has limited potential for prescription drug fulfillment.

         First-generation online pharmacies allow customers to receive products delivered through the mail, but we believe they ignore the key issues causing customer inconvenience inherent in the traditional fulfillment system. To use these online pharmacies, customers must have Internet access and must fax or mail their prescriptions to the online pharmacy. Physicians are also inconvenienced because they receive calls from pharmacists once the online request is processed. Additionally, these first-generation online systems have not eliminated the potential for errors or misinterpretation of handwritten prescriptions, nor have they addressed any insurer formulary and prescription approval issues. Instead, these first-generation systems perpetuate the same inaccuracies and cost.

MAIL-ORDER PRESCRIPTION FULFILLMENT

         Mail-order prescription dispensing currently represents about 11% of the prescription fulfillment market and is primarily used to provide medication for chronic medical conditions. Yet, medication for chronic illnesses represents over 73% of prescriptions dispensed. We believe this indicates a vastly underutilized fulfillment opportunity.

EMERGING TECHNOLOGIES
---------------------

THE INTERNET

         International Data Corporation estimates there were 142 million worldwide Internet users at the end of 1998. This number is expected to increase to 502 million worldwide by the end of 2002. The Internet is a powerful communication and commerce medium, enabling individuals and organizations to efficiently interact and conduct transactions over great distances. Without the physical constraints faced by traditional retailers, online retailers are able to carry a larger number of products, at a lower cost, with greater merchandising flexibility. The Internet also offers the added conveniences of privacy, 24-hour access, readily accessible product data information, and auto-delivery to consumers.

BUSINESS-TO-BUSINESS E-COMMERCE

         All of the first-generation online pharmacies are based on a business-to-consumer e-commerce model. Total business-to-consumer e-commerce is expected to increase from $7.8 billion in 1998 to $108 billion in 2003, according to Forrester Research. This growth is projected to be greatly outpaced by business-to-business e-commerce, which is expected to increase from $43 billion in 1998 to $1.3 trillion in 2003.

HEALTHCARE INFORMATION TECHNOLOGY

         Traditional desktop and laptop computers can bring enhanced efficiencies to physician offices, handheld computers are much better suited to meet the needs of highly mobile physicians, since they are lightweight, fit easily into a lab coat, turn on instantly, and have long battery lives. Early corporate users of handheld computers integrated into network environments, such as FedEx and UPS, have seen tremendous benefits from this form of computing. Only recently has handheld technology become advanced enough to support the complex information needs of physician practices, and begun to experience wider physician acceptance. Harvard Medical School, for example, began acclimatizing physicians to handheld technology by requiring its students to have a handheld computer since 1995. With technology becoming more powerful and more affordable, we believe physicians will increasingly use these tools in their practices.


THE NEXT-GENERATION ONLINE PHARMACY
-----------------------------------

         We believe our next-generation online pharmacy creates a comprehensive, compelling healthcare management solution that meets the needs of physicians, insurers and patients. We plan to incorporate our experience with chronic medical conditions and leverage our management team's expertise in the areas of medical management, pharmacy management, e-commerce and Internet technology. More than just another e-commerce venue geared toward retail merchandising, ours will be an end-to-end solution that improves the prescribing and dispensing process from start to finish.

THE READYSCRIPT AND THEBIGRX.COM INTEGRATED SOLUTION
----------------------------------------------------

         We believe that the ReadyScript and TheBigRX.com integrated solution is the only automated prescribing and dispensing system that manages a prescription from beginning to end. Our next-generation online pharmacy will be developed to combine a proprietary system with a retail online pharmacy to add value beyond the first-generation online pharmacies to increase physician efficiency, improve clinical outcomes and decrease healthcare costs.

         ReadyScript's benefits are designed to begin at the point of care --- in the physician's office. As planned, before ordering a prescription, the physician will access ReadyScript using a handheld or desktop computer linked into our information network. The ReadyScript web-enabled software program will be developed to allow the physician to view electronically best practice guidelines for medication based on diagnosis, preferred drug recommendations, formulary guidelines based on the patient's insurance coverage, and ultimately patient medication history. The physician will be able to make the best prescribing decision based on this data, and electronically transmit a prescription. ReadyScript will be designed to route the prescription electronically to a participating pharmacy of the patient's choice, such as an online pharmacy like TheBigRX.com, a mail-order pharmacy offered by the patient's insurance, or a neighborhood pharmacy.

         Once the prescription is transmitted, the pharmacist should receive a legible and accurate prescription instead of a handwritten prescription that can be difficult to interpret. The clarity of the ReadyScript prescription should significantly reduce the possibility of dispensing the wrong medication, and reduce delays associated with the pharmacist having to call the physician to verify an illegibly written order. The prescription can be processed and, when appropriate, the medication delivered to the patient's home, eliminating a trip to the neighborhood pharmacy. As an option, we plan to allow the patient to choose to have the prescription routed to a neighborhood pharmacy where it will be waiting for pick-up on their arrival.

MEETING THE NEEDS OF THREE KEY AUDIENCES
----------------------------------------

THE PHYSICIAN

         We plan to develop our ReadyScript technology to streamline the prescribing of pharmaceuticals through automation and provide physicians immediate access to critical information. We believe ReadyScript's benefits will include:

         o        PROMOTING RATIONAL, COST-EFFECTIVE AND OPTIMAL DRUG THERAPIES.
                  We plan to give physicians immediate access to up-to-date best practice guidelines for medications and formulary preferred drug information when making their prescribing decisions. This should save physicians and insurers money on overall healthcare costs, and save patients money spent out-of-pocket for non-preferred drugs.

         o STREAMLINING THE PRESCRIBING PROCESs. Electronically transmitted prescriptions do not need to be handwritten, phoned or faxed into the pharmacy. Likewise, pharmacists do not need to phone physician offices to verify prescriptions. This should save time and increase productivity for physicians and pharmacies alike.

         o EMPOWERS PHYSICIANs. Physicians should have confidence in their patient management decisions, as they will have immediate access to pertinent patient information and current best practice standards. They will also be able to reference up-to-date chronic disease management information amassed from various health information sources to help educate their patients and increase patient compliance.

         o INCREASING PATIENT SATISFACTION. Physicians should be able to build patient satisfaction by providing patients the convenience of having prescriptions ready for pick up or mailed directly to them.

         o MINIMIZING DANGEROUS AND COSTLY ADVERSE DRUG REACTIONs. Online patient medication histories should allow physicians to make the best prescribing decisions. This should dramatically reduce the potential for adverse reactions and lower the costs of resources and physician time associated with treating them.

         Facing increasing economic pressures, physicians are seeking tools to help them save time, increase productivity, lower the cost of service delivery, manage pharmacy risk, and improve their practice of medicine. We believe our technology solutions will help physicians achieve these benefits and maximize their practice revenues.

THE INSURER

         The benefits of our ReadyScript technology to the insurer are planned to be many of the same ones that should be realized by physicians. Additional benefits should include:

         o IMPROVED FORMULARY COMPLIANCE. Physicians should be able to make more compliant prescribing decisions with the benefit of immediate online access to the insurer's formulary preferences.

         o REDUCED ADMINISTRATIVE BURDEN AND IMPROVED CUSTOMER SATISFACTION. Insurers should realize a reduction in phone calls to their customer service departments regarding formulary guidelines and prescription approvals. This should result in increased physician and patient satisfaction, which can help reduce the number of patients who may consider changing insurance plans.

         o INCREASED MAIL-ORDER PHARMACEUTICAL FULFILLMENT. Electronic prescriptions routed directly to the insurer's designated mail-order pharmacy should contribute to lower overall pharmacy costs.

         o IMPROVED CLINICAL OUTCOMES. Insurers should benefit from lower overall healthcare costs associated with following best practice guidelines for medication, improving clinical outcomes, and minimizing adverse drug reactions.

         We anticipate insurers will support our technology to address their escalating healthcare and pharmacy costs, improve their medical-loss ratios, and assure their financial viability.

THE PATIENT

         For patients, our next-generation online pharmacy is planned to provide many value-added services and benefits, including:

         o IMPROVED CLINICAL OUTCOMEs. Patients should benefit from the improved health and reduced adverse reactions resulting from their physicians' appropriate and optimal drug prescribing practices.

         o GREATER CONVENIENCE. Patients will be able to have their prescriptions automatically filled and mailed to their homes. There will be no need to wait at a neighborhood pharmacy to have the prescription filled, to fill out paperwork to use an insurer's mail-order pharmacy, or to fax or phone in the prescription to a first-generation online pharmacy. Even patients without Internet access will be able to enjoy the benefit of our services.

         o CHRONIC DISEASE MANAGEMENT INFORMATIOn. TheBigRX.com online web site will offer useful tools and information to empower patients to better understand and manage their chronic medical conditions.

         o CONVENIENT, QUALITY SHOPPINg. Patients will have 24-hour shopping access to TheBigRX.com, our retail online pharmacy, and its wide selection of products at everyday low prices. Patients will also enjoy additional discounts for repeat purchases.

         We believe patients will be empowered to be more active in managing their health, and to be more secure in the care they are receiving.


COMPETITIVE ADVANTAGES
----------------------

         We believe our innovative ReadyScript medication management technology, working in concert with TheBigRX.com online pharmacy, is a superior business model compared to other online pharmacies. Our competitive advantages will be designed to include:

         o NON-EXCLUSIVE INSURER AND PHARMACY BENEFIT MANAGER (PBM) RELATIONSHIPS. Our next-generation online pharmacy solution is planned to provide benefits not available through first-generation online pharmacies. Many first-generation online pharmacies that have aligned exclusively with insurers or pharmacy benefit managers are limited to filling prescriptions for patients covered within those plans. Our next-generation online pharmacy will not be as limited because it will not rely on exclusive contracts. In fact, our technology will actually help multiple insurers and PBMs promote compliance with their formularies and direct prescriptions to their mail-order pharmacies as appropriate.

         o DIRECT INTEGRATION WITH PHYSICIANS. We plan to work directly with physicians to capture the prescription at the point of care. Our medication-management influence at the beginning of the prescribing process is not available with first-generation online pharmacies.

         o PRESCRIPTION CAPTURED AT THE POINT OF CARE PRODUCING TOTAL CUSTOMER SATISFACTION. Capturing the prescription at the point of care creates conveniences, enhanced efficiency and improved outcomes for physicians and patients. The increased patient satisfaction should help physicians in their patient retention efforts.

         o BROAD AND DIVERSIFED REVENUE BASE. Due to the comprehensive nature of our business model, and our non-competitive business design, we plan to derive revenue from a broad and diversified client base comprising all benefactors of the system: physician groups, health maintenance organizations, pharmacy benefit managers, insurers, traditional neighborhood pharmacies, and hospitals. Our multi-source revenue model should allow us to generate earnings from sales and service agreements for our ReadyScript software, transaction fees for electronic prescription routing, prescriptions filled through our retail online pharmacy, and consumer product sales from our retail online pharmacy.

         o FOCUS ON PATIENTS WITH CHRONIC MEDICAL CONDITIONS. Our integrated solution is intended to go beyond other online pharmacies in providing useful information and tools designed specifically to help physicians and patients manage chronic medical conditions.

         o STRATEGIC TECHNOLOGY PARTNEr. We have formed a strategic relationship with a technology partner, TheBigStore.com, and an Internet portal, TheBigHub.com. This alliance will provide back-end processing and increase future Internet traffic to TheBigRX.com.

         o EXPERIENCED MANAGEMENT TEAm. Our newly recruited management team has extensive medical management, pharmacy management, healthcare administration, retail sales and technology applications experience.


KEY STRATEGIES
--------------

         To most effectively capitalize on our competitive advantages and the revenue opportunities, we intend to:

         o ENHANCE AND FORM KEY RELATIONSHIPS TO FURTHER REVENUE OPPORTUNITIES. We plan to target strategic relationships in order to increase our revenue opportunities and build our reputation as a leading online healthcare destination. We will emphasize the non-competitive nature of our technology as a cost-savings complement to insurers' and pharmacy benefit managers' dispensing networks. We intend to seek to enhance existing relationships and develop new relationships with:

                  o        pharmacy benefit managers;

                  o        managed care organizations;

                  o        insurance companies;

                  o        pharmaceutical manufacturers;

                  o        content and commerce portals; and

                  o        medical groups and physicians.

         o        TARGET-MARKET OUR READYSCRIPT MEDICATION MANAGEMENT SOLUTION.
                  We plan to target, penetrate and rapidly expand the market for our ReadyScript medication management solution through aa vigorous marketing effort to large physician groups, hospitals and health maintenance organizations. We intend to market ReadyScript as a solution that provides secure, authorized and instant access to insurer formulary information, drug interaction and drug/disease incompatibility alerts at the point of care.

         o DEVELOP A UNIVERSAL INSURER-SAVINGS REIMBURSEMENT MODEL. We intend to develop fee-based and drug cost-savings sharing models for insurers. We intend to create demand for products by demonstrating to insurers the universal benefit of lower costs associated with prescriptions ordered through our ReadyScript technology and filled at TheBigRX.com online pharmacy or their designated mail-order pharmacies, if applicable.

         o        BUILD PREMIER CONTENT TO FOCUS ON CHRONIC MEDICAL CONDITION.
                  We plan to build TheBigRX.com as a trusted resource for individuals seeking a wide product selection and helpful expert information about chronic conditions. We plan to establish relationships with leading online healthcare information providers to enhance the information provided on our web site. We intend to aggressively implement marketing strategies that target and reach these chronic disease patients using traditional media and the Internet.

         o BUILD CONCURRENT ONLINE BEST PRACTICE DATABANK. We plan to continuously provide up-to-date best practice information as it relates to pharmaceutical use in chronic disease management in an easy-to-use format for physicians to integrate the highest standard of care into their prescribing decisions. We intend to establish relationships with leading online healthcare information providers to ensure the integrity of the information provided on our web site.

         o PROVIDE EXCELLENT CUSTOMER SUPPORT TO BUILD LOYALTY. We intend to maximize repeat purchases by our customers by providing excellent customer service; convenient, secure and easy ordering; helpful information; and reliable delivery that exceeds our customers' expectations. We believe that our focus on catering to those with chronic conditions requiring regularly-replenished products will allow us to benefit from repeat-purchase patterns (e.g., vitamins, diabetic supplies, incontinence products).

         o UTILIZE TECHNOLOGY TO IMPROVE THE CUSTOMER SHOPPING EXPERIENCE. We plan to leverage and continue to enhance the scalable architecture, transaction processing and fulfillment verification of our technology partner's systems. Our aim is to utilize technology to continually enhance, simplify and personalize the consumers' experience in using our site.


PRODUCTS AND SERVICES
---------------------

READYSCRIPT MEDICATION MANAGEMENT SYSTEM
----------------------------------------

         Our ReadyScript medication management system is being designed to integrate client/server and Internet-enabled technology. It is intended to enable physicians to prescribe online, and either print the prescription or electronically route it to a participating pharmacy of the patient's choice, including TheBigRX.com. ReadyScript is being developed to give physicians immediate access to drug interaction review, optimal disease-specific drug preferences, formulary drug preference matching, and ultimately patient medication history. With this information, physicians will be able to make the best prescribing decisions.

         Prescriptions generated with ReadyScript will be accurate and legible, substantially reducing unnecessary time and energy spent by pharmacists, physician's offices and health plans verifying plan coverage and deciphering illegible prescriptions.

         We plan to provide comprehensive and up-to-date drug and disease state management information through a dynamic link between ReadyScript and our web site. This capability will promote optimal drug therapy decisions within the context of the diseases for which the drugs are being used.

         ReadyScript is being developed as a proprietary software program designed to operate with off-the-shelf hardware utilizing various platforms such as Windows CE, Windows 98 and Windows NT. Ultimately, we plan incorporate the following features:

         o        industry standard prescription transmission specifications;
         o        Internet enabled;
         o        desktop or handheld technology platform;
         o        eligibility interface;
         o        insurer formulary management;
         o        insurer drugs of choice;
         o        automated drug utilization review and prior authorization; and
         o immediate access to drug information and disease state knowledge tools.

THEBIGRX.COM ONLINE PHARMACY SERVICES
-------------------------------------

         When the physicians using ReadyScript can generate an electronic prescription at the point of care, consumers will not need to own or use a computer to benefit from our online pharmacy services. However, those consumers who do use the Internet will be able to take full advantage of our convenient online retail pharmacy, TheBigRX.com.

         Consumers routinely shop for other products such as health and beauty aids or vitamins while waiting at their neighborhood pharmacy for prescriptions to be filled. We anticipate patients receiving prescriptions from TheBigRX.com will likely take the opportunity to combine their non-prescription product orders with their prescriptions. They will be able to do so by visiting our web site directly at http://www.thebigrx.com or accessing our site through TheBigHub.com, a dedicated Internet portal and search engine.

         Our technology partner's exclusive "one-checkout" Universal Shopping Cart is planned to provide our online retail customers the convenience of entering their credit and shipping information one time only for hassle-free shopping of products and services throughout the "Big" stores. By delivering the lowest possible prices, a large selection of merchandise, the convenience of a Universal Shopping Cart, shopping 24 hours a day, useful product information, merchandising to fit the interests and needs of the customer, and superior customer service, every time, our online customers should never need to shop anywhere else.

         Our pharmacy will only accept prescriptions that can be verified as being written by duly licensed healthcare providers.


RELATIONSHIP WITH THE BIGSTORE.com
----------------------------------

         We have acquired the online domain name of "TheBigRX.com," and entered into a strategic alliance with TheBigStore.com, Inc. and TheBigHub.com. TheBigHub.com's search engine was recently named among the web's top ten search engines by the New York Times and the Miami Herald. By uniting a diverse portfolio of "Big" companies within a web-based network, TheBigHub.com seeks to create a powerful consumer destination with an emphasis on commerce, content and community.

         This strategic alliance allows us to leverage: (1) their technical expertise, (2) the developmental and operational cost of the transactional system, (3) the traffic and attraction of TheBigHub.com metasearch engine, and
(4) the Internet traffic draw of the planned affiliated Internet store sites.

         The back-end processing technology and functionality anticipated to be provided by TheBigStore.com includes: web site hosting, web site design and development, customer order processing, debit/credit card validation, fraud detection, data encryption, order tracking, transaction accounting and record retention. TheBigStore will provide a back-end system that is comprehensive in software and hardware capability, user-friendly and easily navigated, and the system is fully scalable to meet the needs of transactional growth. The transactional system will fully integrate the user site, our web sites, credit card approval and payment process, manufacturer, shipper, customer notification and tracking and the accounting functions. In exchange for these back-end services, TheBigStore.com has an option to buy 410,000 shares of our commmon stock at an exercise price of $5.00 per share.

         We will maintain exclusive control over our business operations, development of our web sites, and content found on our sites. Our strategic marketing agreement with TheBigHub.com provides for continuous free advertising on TheBigHub.com. In exchange for these services, TheBigHub.com has an option to buy 250,000 share of our common stock at an exercise price of $5.00 per share.


MARKETING AND PROMOTION
-----------------------

         We are targeting the marketing of our ReadyScript technology directly to large physician groups, integrated healthcare networks, physician practice management organizations, managed care companies, pharmacy benefit managers and hospital networks. We intend to use a variety of marketing tools--including direct mail, editorials, articles, professional seminars, and advertisements in trade and medical journals---to build brand awareness for the ReadyScript solution and its link to TheBigRX.com retail online pharmacy.

         At the same time, we intend to drive customer traffic to TheBigRX.com by targeting consumers with chronic medical conditions. We plan to use traditional and Internet media, promote our affiliation with the "Big" stores, develop online alliances with leading healthcare information providers, and place ads in magazines read by targeted chronic disease patients.


RETAIL MERCHANDISING
--------------------

         For TheBigRX.com retail online pharmacy, we believe that the depth and breadth of our product selection, focus on chronic medical conditions, and range of helpful and useful shopping services, will enable us to establish an effective merchandising strategy. Key elements of our strategy include:

         o        easy access to a wide variety of products;
         o specific product orientation for individuals with chronic medical conditions;
         o        useful product information;
         o        targeted promotions; and
         o        product samples including diagnostic screening tests.


RETAIL DISTRIBUTION AND ORDER FULFILLMENT
-----------------------------------------

         We intend to outsource our distribution and order fulfillment operations through one or more vendors. The designated vendors will package for shipment all consumer non-prescription orders, including any of our inventory purchased directly from other vendors. We plan to carry minimal inventory and rely to a large extent on rapid shipping from our distributors.

         For TheBigRX.com, we plan to offer a variety of shipping options, including next-day delivery for orders received during the business week. We plan to ship to anywhere in the United States served by the United Parcel Service or U.S. Postal Service. Priority orders will be flagged and expedited through our fulfillment processes.

CUSTOMER SERVICE
----------------

         Excellent client service and customer service support are key to maintaining physician, insurer and consumer satisfaction with the ReadyScript prescription automation technology and TheBigRX.com retail online pharmacy.

         We plan to establish client support services to ensure smooth implementation and on-going support of ReadyScript. We plan to provide workflow analyses, system installation, and usage recommendations to the physicians and their staff. The implementation process is flexible to meet the diverse needs of our client base. Once ReadyScript is developed and installed, our client support services staff will work closely with clients to assure maximum benefit from the system.

         Our customer service representatives will service customers of TheBigRX.com. They will answer questions about orders, how to use our software and web site, assist customers in finding desired products, and register customers' credit card information over the telephone. Our representatives will be a valuable source of feedback regarding user satisfaction. Our web site will also contain a customer service page that outlines our policies and provides answers to frequently asked questions.

         We intend to have an easy-to-use Help online function on both the TheBigRX.com and the ReadyScript.com web sites providing detailed information on frequently asked questions, how to find information, how to order, how to pay, our return policy, and our privacy and security policies.


OPERATIONS AND TECHNOLOGY
-------------------------

         When developed, ReadyScript will be easy to use. It is being designed to operate on the various Microsoft platforms including desktop and handheld operating system environments. Like all of our Internet applications, built-in state-of-the-art security features are planned to prevent unauthorized access to the ReadyScript system.

         In conjunction with TheBigStore.com, we intend to implement a wide range of secure, scalable services and systems for TheBigRX.com. TheBigStore.com is developing proprietary technologies to augment those licensed from vendors such as Microsoft, Oracle, IBM, Sun Microsystems and EMC. To date, internal development efforts have focused on: 1) creating and enhancing proprietary software, and 2) our core merchandise catalog.

         TheBigStore.com system is being designed to include an open application-programming interface that provides connectivity to our distribution center systems for both pharmacy and non-pharmacy products. These systems will include a perpetual inventory system, order tracking system and decision support information system. The use of multiple web servers, application servers and database servers will allow the systems to be resilient and redundant. Our Internet servers will use SSL to help conduct secure communications and transactions over the Internet.

         Our systems infrastructure will be hosted at TheBigStore.com, Inc. in Newport Beach, California.


COMPETITION
-----------

         The online commerce market is new, rapidly evolving and intensely competitive. In particular, the health and personal care categories are intensely competitive and highly fragmented, with no clear dominant leader in any of our market segments. Our competitors can be divided into several groups:

         Medication Management

         o companies that market e-commerce based medication management systems to physicians and insurers, such as Allscripts and Healtheon.

         Retail

         o online pharmacy product retailers, such as planetRx.com, drugstore.com/RiteAid and Soma.com/CVS;
         o        chain drugstores, such as Walgreen's, RiteAid, CVS and Eckerd;
         o        mass market retailers, such as Wal-mart, Kmart and Target;
         o        supermarkets, such as Safeway, Albertson's and Vons;
         o        warehouse clubs;
         o cosmetic departments at major department stores, such as Nordstrom and Macy's;
         o        pharmacy benefit managers and mail-order pharmacies, such as
                  PCS, RiteAid, Express Scripts and Merck-Medco; and
         o        Internet portals and online service providers that feature shopping services, such as AOL, Yahoo!, MSN.com and Lycos.

         Most of these competitors operate within one or more of our market segments. We believe the principal competitive factors in our market:

o        establishment of market awareness and trust;
o        ease of accessibility for customers to reach us and use our site;
o ability of physician practices to easily transmit electronic prescriptions;
         o ability to accept mail-order prescriptions and be reimbursed by insurers;
         o product selection, personalized service, convenience and ease of use;
         o        price;
         o        quality and layout of content; and
         o        reliability and speed of fulfillment.


GOVERNMENT REGULATION
---------------------

         Our business is subject to extensive federal, state and local regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, pharmacists are required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information deemed significant by the pharmacists. We are also subject to federal, state and local licensing and registration regulations with respect to, among other things, our pharmacy operations.

         Automated prescribing and the electronic routing of prescriptions to pharmacies are governed by state and federal law. States have varying prescription format requirements, which will be incorporated into ReadyScript. All states permit electronic, faxed and/or written prescriptions. Many existing laws and regulations when enacted, did not anticipate the methods of e-commerce now being developed. The laws of several states and the U.S. Drug Enforcement Administration (DEA), which governs controlled substances, neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Given the rapid growth of the Internet, it is anticipated that many states, as well as the DEA, will directly address these areas with regulation in the near future.

         The U.S. House of Representatives Committee on Commerce and the General Accounting Office are currently investigating online pharmacies and online prescribing. Their main focus is on those who prescribe drugs online and on pharmacies that fill invalid prescriptions, including those that are written online. The committee requested that the General Accounting Office undertake a formal review of a number of issues pertaining to online pharmacies, including an assessment of mechanisms to ensure that online pharmacies are obeying the various state and federal regulations for the industry. Because we will be making every effort only to fulfill valid prescriptions written by duly licensed providers and we will not prescribe drugs, we believe that our business will not be negatively affected by any regulations that result from the investigations. However, we believe that any regulations resulting from the investigations will likely result in increased reporting and monitoring requirements.

         The National Association of Boards of Pharmacy, a coalition of state pharmacy boards, is in the process of developing the Verified Internet Pharmacy Practice Sites program as a model for self-regulation for online pharmacies. We intend to comply with its criteria for certification.

         Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, electronic access and storage. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations.

         Although the FDA does not regulate the practice of pharmacy, other than pharmacy compounding (which we do not currently plan to engage in), FDA regulations impact some of our product and service offerings. The FDA regulates drug advertising and promotion, including direct-to-consumer advertising, done by or on behalf of drug manufacturers and marketers. As we expand our product and service offerings, more of our products and services will likely be subject to FDA regulation. We intend to ensure that our vendor(s) will dispense only FDA-approved drugs.

         The inclusion of prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, we would be subject to compliance with any corresponding rules and regulations.

         Until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. We are also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level.


INTELLECTUAL PROPERTY
---------------------

         We regard the protection of our copyrights, service marks, trademarks and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our vendors, fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our products brand is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation. We also rely on technologies that we license from third parties, such as Oracle and Microsoft, the suppliers of key database technology, the operating system and specific hardware components for our service. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost.

BRANDS, TRADEMARKS, PATENTS
---------------------------

         We use the trademarks "ReadyScript" and "TheBigRX.com" as identification of our automated medication management prescribing system and online drugstore. We will use readyscript.com and thebigrx.com in small letters as our Internet site addresses, and 1-888-LVBigRX (LoVe BigRX) as our toll-free call center number.

         We have filed applications for the registration of some of our trademarks and service marks in the United States and in some other countries, including ReadyScript(TM) and TheBigRx.com(TM), although we have not secured registration of any of our marks to date. We may be unable to secure such registered marks. It is also possible that our competitors or others will use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion. Additionally, there could be potential trade name or a trademark infringement claim brought by owners of other registered trademarks that incorporate variations of the term ReadyScript(TM) and TheBigRX.com(TM).

         We registered the tradenames "Fortel," "Isletest," "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZDetect," "CAST," "COT," "EquistiK," "FelistiK," "Tri-Level Controls," "Tru-Level Controls," "T-Marker Controls," "AllerHalt," "Candiquant," "Candigen," "EZ-H.P." and "EZ-PSA."

         Allergy Immuno Technologies, Inc. has four patents pertaining to its discoveries for allergy treatment. These are:

         1. Immunotherapy agents for treatment of IgE mediated allergies; U.S. Patent #5,116,612, issued May 6, 1992.
         2. Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,390, issued September 17, 1991.
         3. Immunotherapy agents for treatment of IgE mediated allergies, U.S. Patent #4,946,945, issued August 7, 1990.
         4. Allergen-thymic hormone conjugates for treatment of IgE mediated allergies, U.S. Patent #5,275,814, issued January 4, 1994.

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

         The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content.

EMPLOYEES
---------

         As of August 31, 1999, the Company and its subsidiaries employed 80 full-time employees and 4 part-time employees. Lancer, through its Mexican subcontractor, employs approximately 134 people in Mexico. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         During fiscal 1999 Biomerica leased approximately 21,000 square feet of space in Newport Beach, California for a term which expired May 31, 1998 at a base rental payment of $12,720 per month, plus taxes and insurance. The lease is currently month-to-month. These facilities are used for diagnostic test kit research and development, manufacturing, marketing and administration, as well as for the BigRx.

         The facilities are leased from Mrs. Ilse Sultanian and JSJ Management (a partner of which is an officer and director of Biomerica). The terms of such leases cannot be considered to have been negotiated at arms-length, but in the opinion of management are no less favorable to Biomerica than would be available from an unaffiliated party.

         AIT currently leases approximately 1,600 square feet at the above facility for $1,400 per month. These properties are leased by AIT on a month to month basis from Mrs. Ilse Sultanian and JSJ Management.

         Lancer leases a 9,240 square foot manufacturing building in San Marcos, California. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998. In 1998, Lancer renegotiated the lease and extended the terms to December 31, 2003. The Mexicali facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for sixty months commencing November 1, 1998 and ending October 1, 2003. The future aggregate minimum annual lease payments for 2000 and 2001 are, respectively, $138,362 and $140,994. Management believes that the properties are currently suitable and adequate for Lancer's operations.

      We maintain animals at a ranch in Vista, California, which are treated biologically to produce antibodies used in certain of our immunodiagnostic products. These facilities are utilized on a month-to-month basis at a charge based on the number of animals maintained at the facility.

         We believe that our facilities and equipment are in suitable condition and are adequate to satisfy our requirements and those of our subsidiaries at this time. Additional facilities may be needed in the near future for the Internet operations.

ITEM 3. LEGAL PROCEEDINGS

        -----------------
      Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

      Inapplicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

      Biomerica's common stock is traded on the NASDAQ SmallCap Stock Market under the symbol "BMRA".

      The following table shows the high and low bid prices for Biomerica's common stock over the last two years based upon data reported by NASDAQ. Prices shown represent quotations by dealers, and do not reflect markups, markdowns or commissions.

                                                    Bid Prices
                                           ------------------------------
                                              High              Low
                                           ------------     -------------
Quarter ended:
   May 31, 1999...........................  $5.00              $0.969
   February 28, 1999......................  $1.75              $0.9375
   November 30, 1998......................  $2.25              $0.875
   August 31, 1998........................  $2.125             $1.125
   May 31, 1999...........................  $2.875             $1.25
   February 28, 1998......................  $3.125             $2.188
   November 30, 1997......................  $2.643             $2.164
   August 31, 1997........................  $3.104             $2.607
   May 31, 1997..........................   $3.625             $2.125

       As of August 16, 1999, the number of holders of record of Biomerica's common stock was approximately 1,741, excluding stock held in street name.

       No dividends have been declared or paid by Biomerica. We intend to employ all available funds for development of our business and, accordingly, do not intend to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

         The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Statements and related Notes contained elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS
---------------------

         We currently have tow subsidiaries, Lance Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and evelopment of high technology orthodontic products, and Allegry Immuno technologies, Inc. ("AIT"), which is engaged in the development and commercialization of novel bio-pharmaceutical products for the treatment of allergies. We won 30.75% of the outstanding stock of Lancer and 74.6% of the outstanding stock of AIT. We exercixe effective control of 51.32% over Lancer via voting agreements with certain shareholders. As a result of our control and ownership, our financial statements are consoldiated with those of Lancer and AIT. Both Lancer and AIT are public companies. Lancer is trading on the Nasdaq Small Cap market under the symbol "LANZ" and AIT is trading in the pink sheets under the symbol "ALIM."

FISCAL 1999 COMPARED TO FISCAL 1998
-----------------------------------

         Our consolidated net sales were $8,688,106 for fiscal 1999 compared to $9,376,498 for fiscal 1998. This represents a decrease of $688,392, or 7.3% for fiscal 1999. Of the total consolidated net sales for fiscal 1999, $6,159,496 is attributable to Lancer, $70,351 to AIT, and $2,458,259 to Biomerica. Lancer's sales decreased by $34,687, while Biomerica showed a sales decrease of $624,985, a 20% decrease for Biomerica. AIT had a decrease of $28,720. The decrease at Lancer was attributable to increased discounting. While the trend in increased discounting at Lancer continues, it has slowed, partially the result of orthodontic industry consolidation. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, all of which, if successful, will result in increasing sales. The decrease in sales at Biomerica was in large part due to a decrease of sales to foreign distributors as well as in domestic sales at Biomerica, in particular to a domestic distributor which sells the products internationally.

         Cost of sales in fiscal 1999 as compared to fiscal 1998 decreased by $67,326 (1.2%). Lancer's cost of sales as a percentage of sales increased from 58.6% to 61.4% in fiscal 1999 as compared to fiscal 1998. The increase was primarily attributable to competitive pricing pressures and increased manufacturing costs. Biomerica had an increase in cost of goods as a percentage of sales from 56.7% to 63.0% in fiscal 1999 as compared to fiscal 1998 due to higher labor and other costs. AIT had an increase in cost of goods as a percentage of sales of 107% to 127% primarily due to higher wages as a percentage of sales.

         Selling, general and administrative costs increased in fiscal 1999 as compared to fiscal 1998 by $15,591 (.5%). Lancer had an increase of $62,033 in these costs due to increased payroll and related expenses, increases in bad debt expense, and outside commissions. Biomerica had an increase in fiscal 1999 as compared to fiscal 1998 of $14,587 due primarily to increased personnel, consulting and advertising costs. AIT had decreased costs of $61,029 due to lower personnel costs.

         Research and development expense decreased in fiscal 1999 as compared to fiscal 1998 by $95,130 (17.2%). Of this, Lancer had a decrease of $23,282, as a result of decreased payroll costs partially offset by development costs of new products. Biomerica had a decrease in research and development expenses of $72,109, and AIT had an increase of $261. On an overall basis, AIT decreased research expenses due to the current lack of funds.

         Interest expense, which was incurred by Lancer, decreased in fiscal 1999 as compared to fiscal 1998 by $9,753 (38.5%) due to the payoff of certain term debt in 1998.

         Other income increased by $140,044 (91.8%) in fiscal 1999 as compared to fiscal 1998. An increase of $560 is attributable to Lancer, and an increase of $37,654 is attributable to Biomerica. AIT had an increase of $101,830 due to a $100,000 fee paid to it for consulting services.

         In fiscal 1999 the Company had a net decrease in cash and cash equivalents of $171,370 compared to an increase in fiscal 1998 of $134,424. In fiscal 1999 some of the main items that affected the cash flow were (1) an increase in inventories of $521,543, of which $410,360 was attributable to Lancer; (2) prepaid expenses increased $147,204 due to higher prepaid expenses at Biomerica. This was primarily attributable to higher prepaid insurance due to increased insurance coverage; (3) other assets increased $106,915 due to a receivable for consulting service of $100,000 at AIT; (4) more exercises of employee stock options at Biomerica, which increased cash by $153,866; (5) repayment of $70,000 to the Company for a shareholder loan; and (6) borrowing by Lancer of $80,000 on its line of credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of May 31, 1999, we had cash and available for sale securities of $1,794,955 (see Note 1 to the Consolidated Financial Statements) and current working capital of $5,200,345 as opposed to $2,175,434 and $5,118,126, respectively, for the previous year. During fiscal 1999, Lancer's management negotiated a renewal of Lancer's line of credit through November 3, 1999. The line of credit allows for borrowing up to $1,000,000 and is limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1999, was $239,000. Borrowings bear interest at prime plus .75% per annum (8.5% at May 31, 1999). Biomerica and its subsidiaries are currently able to meet their costs of operations through the collection of trade accounts receivable generated by sales and its working capital position.

         In May 1998, Biomerica's Board of Directors approved the repurchase of up to 1% of Biomerica's outstanding common stock. Such repurchase will be made from time to time on the open market subject to market pricing and conditions. Repurchases will be made out of current cash flow and all repurchased shares will be retired. Through September 10, 1999, a total of 15,450 shares had been repurchased for an aggregate purchase price of $20,976.

         On June 11, 1999, we sold 400,000 shares of our common stock in a private placement for $5 per share to management and an outside investor. This increased our cash position by $2,000,000 and is primarily being utilized to increase the number of personnel for our Internet division to launch our online pharmacy.

         We intend to make significant investments in the Internet division to complete development of and establish a market for our ReadyScript System. We are in the process of trying to raise additional funds through a secondary offering. The proceeds from that offering will be used to launch our on-line drugstore. If we are successful in raising that amount of capital, we anticipate those funds will be sufficient to maintain our current and planned operations for at least the next 24 months.

         As of May 31, 1999, Biomerica had net tax operating loss carryforwards of approximately $4,236,000 and investment tax and research and development credits of approximately $27,525, which are available to offset future Federal tax liabilities. The carryforwards expire at varying dates from 1999 to 2012. (Refer to Lancer Orthodontics' and Allergy Immuno Technologies' Reports on Form 10-KSB for the year ended May 31, 1999 for information on their loss carryforwards.)

         Biomerica and AIT have no material capital commitments. Please refer to
Exhibit 99.2, Lancer Orthodontics, Inc. 1999 Form 10-KSB for Lancer's capital commitments.

YEAR 2000 COMPLIANCE
--------------------

TO THE FULLEST EXTENT PERMITTED BY LAW, THE FOLLOWING DISCUSSION IS A "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT 105 P.L. 271. COMPLIANCE WITH THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT DOES NOT PRECLUDE CLAIMS FOR VIOLATIONS OF FEDERAL SECURITIES LAWS.

         The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year causing computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in computer failures and miscalculations. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. We have undertaken certain corrective actions in an effort to ensure that our hardware and software systems used to manage our business are year 2000 compliant and will continue to function properly in the year 2000. However, there can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material. Additionally, there can be no assurance that the Year 2000 problem will not affect Biomerica by causing disruptions in the business operations of persons with whom we do business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Biomerica.

         Biomerica currently operates a Novell-based LAN system put in place in November 1994. At least 90% of the workstations, the server and the accounting software have been up-graded to be year 2000 compliant in the last twelve months. The remaining stations will be replaced or updated during calendar year 1999. This will effectively eliminate any Bios-chip hardware issues. Additionally, the accounting and record-keeping software that is employed is actively supported by the developer/vendor and is in wide use.

         We have no way of knowing how the Year 2000 may affect our various vendors in their ability to ship raw materials or our customers in their ability to purchase products. We believe that the Year 2000 issue will not have a material impact on our internal data record keeping. We do not anticipate incurring additional costs to the year 2000 compliant.

         We have conducted a vendors and service providers compliance survey to determine which of the companies we deal with are addressing the Year 2000 issue and the progress they are making on it.

         If the necessary providers of power, communications and other such providers of important services are not fully prepared for the year 2000, the Year 2000 could have a material impact on the Biomerica. We have no way of knowing how the Year 2000 will affect Internet functions.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

         Exhibit 99.1, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------------------------------

         Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        -------------------------------------------------------------------

       This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1999.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

       This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

       This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

       This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 1999.

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

      4.1      Specimen Stock Certificate of Common Stock of Registrant.

      10.1 Office lease dated June 1, 1988 between Registrant and Redington Company covering Registrant's lease of premises at 1531/1533 Monrovia Avenue, Newport Beach, California (incorporated by reference to Exhibit 10.1 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

      10.2 Lancer purchase agreement and warrants (incorporated by reference to Exhibit 10.10 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

      10.3 1995 Stock Option and Restricted Stock Plan of Registrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 20, 1996).

      10.4 1991 Stock Option and Restricted Stock Plan of Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 6, 1992).

      10.5 Amendment to Lease Extension/Lease Term effective January 1, 1999, whereby Lancer Orthodontics, Inc. and L&T Corporation, a California corporation entered into an amendment and extension to the terms of that certain lease agreement dated November 4, 1993 for the premises located at 253 Pawnee Street, Suite A, San Marcos, California 92069.

      10.6 Fifth Revision to Manufacturing Shelter Agreement effective November 1, 1998, whereby Lancer Orthodontics, Inc. and Eagleson Industries, Inc. revised and amended that certain Manufacturing Shelter Agreement entered into on May 11, 1990, revised on June 20, 1991, December 2, 1992, July 1, 1994 and April 1, 1996.

      10.7 Technical Skills Consulting Agreement entered into on January 1, 1999 by and between Lancer Orthodontics, Inc. and Alejandro Carnero, a non-resident alien, independent contractor and citizen of the Republic of Mexico.

      10.8 Product Development and Marketing Agreement entered into as of August 3, 1998 by and between Lancer Orthodontics, Inc. and AG Metals, Inc., a Nevada corporation.

      10.9 Agreement between Lancer Orthodontics, Inc. and Gary Weikel, an individual, incorporating by reference that certain Product Development and Marketing Agreement of even date between Lancer Orthodontics, Inc. and AG Metals, Inc.

      10.10 Sublease Agreement between Eagleson de California S.A. de C.V. and Lancer Orthodontics, Inc. commencing on November 1, 1998.

      16 Letter on Change of Certifying Accountant (incorporated by reference to Exhibit A to Form 8-K filed with the Securities and Exchange Commission on May 24, 1993).

      16.1 Letter on change of certifying accountant (incorporated by reference to Exhibit A to Form 10-QSB/A filed with the Securities and Exchange Commission on April 14, 1999).

      21       Subsidiaries of Registrant.

      27.1     Financial Data Schedule.

      99.1 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 1999 and 1998 and Independent Auditors' Report.

      99.2 Lancer Orthodontics, Inc. Annual Report on Form 10-KSB for Fiscal Year Ended May 31, 1999 (incorporated by reference to Lancer's Form 10-KSB dated September, 1999).

      99.3 Allergy Immuno Technologies, Inc. Annual Report on Form 10-KSB for Fiscal Year Ended May 31, 1999 (Incorporated by reference to AIT's Form 10-KSB dated September 14, 1999).

      99.4 Biomerica's report on Form 10-C filed with the Securities and Exchange Commission November 8, 1994 (incorporated by reference to Exhibit 99.3 filed with Form 10-KSB for the fiscal year ended May 31, 1996).


(b)   Reports on Form 8-K
      -------------------

      Biomerica filed a report on Form 8-K with the Securities and Exchange Commission on July 7, 1999.

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


                                                BIOMERICA, INC.
                                                Registrant


                                                By   /s/ Zackary S. Irani
                                                  ------------------------------
                                                     Zackary S. Irani, President


                                                Dated:  9/13/99
                                                      -----------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signature and Capacity
   ----------------------


/s/ Zackary S. Irani                                         Date:    9/13/99
-----------------------------                                     --------------
Zackary S. Irani
President, Director, Chief Executive
Officer


/s/ P.B. Kaplan                                              Date:    9/13/99
-----------------------------                                     --------------
P. B. Kaplan, M.D.
Director


/s/ Robert Orlando                                           Date:    9/13/99
-----------------------------                                     --------------
Robert Orlando, M.D., Ph.D.
Director


/s/ Janet Moore                                              Date:    9/13/99
-----------------------------                                     --------------
Janet Moore, Secretary
Controller, Director,
Chief Accounting Officer