Form 10KSB/A
period 1999-05-31
BIOMERICA INC
filed 1999-10-08
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-KSB/A

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1999            COMMISSION FILE NUMBER: 0-8765
--------------------------------------            ------------------------------

                                 BIOMERICA, INC.
                     --------------------------------------
                     (Small Business Issuer in its Charter)

         DELAWARE                                                95-2645573
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1533 MONROVIA AVENUE, NEWPORT BEACH, CA                             92663
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

         Issuer's Telephone Number:                            (949) 645-2111
         --------------------------                            --------------

         Securities registered under Section 12(b) of the Exchange Act:
  (Title of each class)              (Name of each exchange on which registered)
  ---------------------              -------------------------------------------
          NONE                                        NASDAQ

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                          ----------------------------
                          COMMON STOCK, PAR VALUE $.08

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(x) NO( )
                                                          ------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)
---

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

Transitional Small Business Disclosure Format                 YES ( )   NO (X)
------------------------------------------------------------------------------

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

                                    BUSINESS

                                    OVERVIEW

THE COMPANY

    Biomerica ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. Historically we have operated as a global biomedical company primarily engaged in developing, manufacturing and distributing medical diagnostic products for early detection and monitoring of chronic diseases to facilitate prevention and cure. We use our expertise to manufacture products in the areas of diabetes, allergy, cancer, gastroenterology, cardiology and endocrinology. Our customers include medical schools and universities, pharmaceutical companies, health maintenance organizations, hospitals, clinics, commercial laboratories, physician's offices, drugstores and individual customers. We also derive revenues and other benefits from two subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontics products, and Allergy Immuno Technologies, Inc. ("AIT"), which is engaged in developing new allergy treatment therapies and providing specialized services to pharmaceutical companies and physicians.

    With a change in management of the Company in 1997, we embarked upon a strategic commitment to e-commerce as a venue to broaden our corporate vision and build upon our core competence in chronic diseases. We designed a business-to-business e-commerce model to automate the prescribing and dispensing of pharmaceuticals that will increase efficiency, reduce the potential for dispensing errors, and help improve clinical outcomes. In June 1999, we raised $2 million in equity to develop the infrastructure of our new Internet division. We intend to use the net proceeds of this offering for working capital and general corporate purposes relating to the continued development of our Internet division. While we will continue to develop products for our existing business, we anticipate that our future growth will depend on our new e-commerce operations.

                                OUR NEW BUSINESS

THE NEXT-GENERATION ONLINE PHARMACY

    Our Internet division was established in November 1998 to capitalize on the emerging market for online pharmacy services. We have formed alliances with TheBigStore.com, an Internet and technology partner, and TheBigHub.com, an Internet marketing partner. We have also fortified our management with a team of executives possessing extensive healthcare industry and technology-based experience.

    Our products and services comprise two key components: 1) ReadyScript, a medication management system, and 2) TheBigRX.com, a retail online pharmacy. Together, we believe these products and services are the next generation of online pharmacy. We will implement our next-generation online pharmacy in two phases. The first phase includes development and implementation of the retail online pharmacy for consumer drugstore product needs. We plan to open TheBigRX.com by the end of 1999. In the second phase, we will beta-test and launch our ReadyScript online medication management system. We plan to complete this phase during the year 2000.

    ReadyScript, a proprietary web-enabled system, will automate the prescribing process at the point of care -- in the physician's office. It is intended that physicians will be able to increase efficiency and make better prescribing decisions using a handheld or desktop computer that allows immediate online access to formulary and preferred drug therapy options based on insurer, best practice guidelines for medication by chronic disease state, and, as available, patient medication history. When fully developed, ReadyScript will automatically transmit these prescriptions to an online pharmacy, traditional neighborhood pharmacy, or pharmacy designated by the participating insurer or pharmacy benefit manager ("PBM"). The automatic process will substantially reduce the potential for medication errors inherent in the current system of handwritten and oral prescriptions. Additionally, we believe the integration of best practices will help to improve clinical outcomes and lower overall healthcare costs.

    TheBigRX.com will be our retail online pharmacy offering prescription drugs, personal care and beauty products, non-prescription drugs, vitamins and nutrition products. The site will offer individuals the convenience of shopping for products 24 hours a day from home or office. Prescription orders can be combined with additional purchases, all delivered to the customer's home within a few days, reducing the need to visit a brick-and-mortar drugstore.

DIFFERENTIATION THROUGH MEDICATION MANAGEMENT

    We believe medication management, the basis of ReadyScript, will differentiate us from the first generation of online pharmacies by modernizing the practice of prescribing and dispensing medications. We define medication management as a series of systems and processes to improve healthcare outcomes through: (1) the integration of scientifically-proven best practices; (2) appropriate and optimal drug therapy; and (3) the reduction or avoidance of adverse drug reactions. Simply stated, medication management is ensuring that the right drug is prescribed for the right patient, in the right dose, at the right cost, and at the right time.

    The first-generation online pharmacies tout increased patient convenience, but have been unable to deliver on this promise. In fact, they actually create more steps in the prescription fulfillment process. Also, these first-generation online pharmacies do not address the fundamental issues of prescribing inefficiencies and sub-optimal drug use in their systems. Our ReadyScript technology will be designed to utilize medication management at the point of care to provide physicians, pharmacists, insurers and patients significant value -- improved healthcare outcomes and decreased costs.

THE DILEMMA

THE INEFFICIENT PRESCRIBING SYSTEM

    For decades, prescriptions have been handled in basically the same way: (1) the physician writes a prescription on a prescription pad and gives it to the patient; (2) the patient takes the handwritten prescription to the pharmacist; and (3) the pharmacist fills the order. Mail-order fulfillment options and first-generation online pharmacies were developed as attempts to make the process more convenient. However, neither of these attempts to increase convenience has significantly changed the prevailing prescribing practice. The fundamental flaws inherent in the system are the inefficiencies and costs of handling handwritten and/or verbal prescriptions, and the sub-optimal drug therapies many patients are receiving.

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

    The key to addressing the inefficiency of the prescribing process and the risks of sub-optimal drug therapy is to effect change at the beginning of the process, namely when the physician writes a prescription. We believe our ReadyScript automated prescription technology is unique in that it focuses on the physician at this pivotal point, and creates efficiencies and enhancements throughout the prescribing and dispensing process. Automated prescriptions through ReadyScript will be accurate and legible, minimizing the potential for misinterpretation and dispensing errors, thereby reducing time spent by pharmacists and physicians clarifying orders. We anticipate that because the physician will be able to electronically route the prescription directly to a participating drugstore, including an online pharmacy such as TheBigRX.com, the patient can receive his or her prescription without any inconvenience, delays or misinterpretations.

THE PHARMACY BENEFIT MANAGER DILEMMA

    The first generation of online pharmacies assumed they would have ready access to insurer- and PBM-reimbursed business. In reality, however, many of the first-generation online pharmacies found themselves excluded from insurers' and PBMs' pharmacy networks. This has compelled several of the first-generation online pharmacies to form exclusive alliances with a single PBM or retail pharmacy chain, which we believe significantly limits future market opportunity for these companies. Our solution is designed to work in concert with multiple insurers and PBMs. Our ReadyScript software will ultimately support efficient and appropriate formulary selection. Moreover, it is being designed to facilitate the electronic routing of prescriptions to any pharmacy designated by the insurer or PBM, including their own online or mail-order fulfillment sites.

    Through the coupling of our ReadyScript medication management technology and TheBigRX.com retail online pharmacy, we intend to provide an end-to-end solution that addresses all of the elements of pharmaceutical prescribing and dispensing in one comprehensive, cost-effective manner to benefit patients, physicians, and participating insurers and PBMs.

MARKET CONDITIONS

THE HEALTHCARE ENVIRONMENT

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

ESCALATING HEALTHCARE COSTS

    According to the Health Care Financing Administration, healthcare expenditures in the United States totaled approximately $1 trillion in 1996, or 14% of the country's gross domestic product, making it the largest sector of the economy. Of this $1 trillion, 60% of expenditures were related to treating chronic conditions. Centers for Disease Control and Prevention studies have demonstrated that proper medication use can significantly impact mortality and morbidity in certain disease states, reducing overall healthcare costs. To maintain profitability, managed care organizations and physicians are under pressure to improve the process of managing physician prescribing as a means of controlling pharmacy and other healthcare costs.

ESCALATING PHARMACEUTICAL COSTS

    Pharmaceutical costs are among the fastest growing components of healthcare expenditures, increasing $42.7 billion or 84% over the past 5 years, according to the National Institute for Health Care Management's Research and Education Foundation. Future increases in drug spending will be fueled by an aging population, a faster FDA drug approval process, direct-to-consumer advertising, greater reliance on pharmaceuticals as a substitute for other therapies, and potential for expanded insurance coverage for drugs.

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

EMERGING TECHNOLOGIES

THE INTERNET

    International Data Corporation estimates there were 142 million Internet users worldwide at the end of 1998. This number is expected to increase to 502 million worldwide by the end of 2002. The Internet is a powerful communication and commerce medium, enabling individuals and organizations to efficiently interact and conduct transactions over great distances. Without the physical constraints faced by traditional retailers, online retailers are able to carry a larger number of products, at a lower cost, with greater merchandising flexibility. The Internet also offers the added conveniences of privacy, 24-hour access, readily accessible product data information, and auto-delivery to consumers.

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

HEALTHCARE INFORMATION TECHNOLOGY

    Though traditional desktop and laptop computers can bring enhanced efficiencies to physician offices, handheld computers are much better suited to meet the needs of highly mobile physicians, since they are lightweight, fit easily into a lab coat, turn on instantly, and have long battery lives. Early corporate users of handheld computers integrated into network environments, such as FedEx and UPS, have seen tremendous benefits from this form of computing. Only recently has handheld technology become advanced enough to support the complex information needs of physician practices, and begun to experience wider physician acceptance. Harvard Medical School, for example, began acclimatizing physicians to handheld technology in 1995 by requiring its students to have a handheld computer. With technology becoming more powerful and more affordable, we believe physicians will increasingly use these tools in their practices.

OUR END-TO-END SOLUTION

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

    ReadyScript's benefits are designed to begin at the point of care -- in the physician's office. As planned, before ordering a prescription, the physician will access ReadyScript using a handheld or desktop computer linked into our information network. The ReadyScript web-enabled software program will be developed to allow the physician to view electronically best practice guidelines for medication based on diagnosis, preferred drug recommendations, formulary guidelines based on the patient's insurance coverage, and ultimately patient medication history. The physician will be able to make the best prescribing decision based on this data, and electronically transmit a prescription. ReadyScript will be designed to route the prescription electronically to a participating pharmacy of the patient's choice, such as an online pharmacy like TheBigRX.com, a mail-order pharmacy offered by the patient's insurance, or a neighborhood pharmacy.

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

MEETING THE NEEDS OF THREE KEY AUDIENCES

THE PHYSICIAN

    We plan to develop our ReadyScript technology to streamline the prescribing of pharmaceuticals through automation and provide physicians immediate access to critical information. We believe ReadyScript's benefits to physicians include:

    o PROMOTING RATIONAL, COST-EFFECTIVE AND OPTIMAL DRUG THERAPIES. We plan to give physicians immediate access to up-to-date best practice guidelines for medications and formulary preferred drug information when making their prescribing decisions. We believe this will save physicians and insurers money on overall healthcare costs, and save patients money spent out-of-pocket for non-preferred drugs.

    o STREAMLINING THE PRESCRIBING PROCESS. Electronically transmitted prescriptions do not need to be handwritten, phoned or faxed into the pharmacy. Likewise, pharmacists do not need to phone physician offices to verify prescriptions. We believe this will save time and increase productivity for physicians and pharmacies alike.

    o EMPOWERS PHYSICIANS. We believe our ReadyScript technology will provide physicians greater confidence in their patient management decisions, as they will have immediate access to pertinent patient information and current best practice standards. They will also be able to reference up-to-date chronic disease management information amassed from various health information sources to help educate their patients and increase patient compliance.

    o INCREASING PATIENT SATISFACTION. Physicians should be able to build patient satisfaction by providing patients the convenience of having prescriptions ready for pick up or mailed directly to them.

    o MINIMIZING DANGEROUS AND COSTLY ADVERSE DRUG REACTIONS. Online patient medication histories should allow physicians to make the best prescribing decisions. We expect this will dramatically reduce the potential for adverse reactions and lower the costs of resources and physician time associated with treating them.

    Facing increasing economic pressures, physicians are seeking tools to help them save time, increase productivity, lower the cost of service delivery, manage pharmacy risk, and improve their practice of medicine. We believe our technology solutions will help physicians achieve these benefits and maximize their practice revenues.

THE INSURER

    The benefits of our ReadyScript technology to the insurer overlap with many of the same benefits for physicians. We believe additional benefits to insurers include:

    o IMPROVED FORMULARY COMPLIANCE. We believe physicians will be able to make more compliant prescribing decisions with the benefit of immediate online access to the insurer's formulary preferences.

    o REDUCED ADMINISTRATIVE BURDEN AND IMPROVED CUSTOMER SATISFACTION. We expect insurers will realize a reduction in phone calls to their customer service departments regarding formulary guidelines and prescription approvals. This should result in increased physician and patient satisfaction, which can help reduce the number of patients who may consider changing insurance plans.

    o INCREASED MAIL-ORDER PHARMACEUTICAL FULFILLMENT. Electronic prescriptions routed directly to the insurer's designated mail-order pharmacy should contribute to lower overall pharmacy costs.

    o IMPROVED CLINICAL OUTCOMES. We expect insurers will benefit from lower overall healthcare costs associated with following best practice guidelines for medication, improving clinical outcomes, and minimizing adverse drug reactions.

    We anticipate insurers will support our technology to address their escalating healthcare and pharmacy costs, improve their medical-loss ratios, and assure their financial viability.

THE PATIENT

    For patients, our next-generation online pharmacy is planned to provide many value-added services and benefits, including:

    o IMPROVED CLINICAL OUTCOMES. We expect patients will benefit from the improved health and reduced adverse reactions resulting from their physicians' appropriate and optimal drug prescribing practices.

    o GREATER CONVENIENCE. Patients will be able to have their prescriptions for chronic conditions automatically filled and mailed to their homes. There will be no need to wait at a neighborhood pharmacy to have the prescription filled, to fill out paperwork to use an insurer's mail-order pharmacy, or to fax or phone in the prescription to a first-generation online pharmacy. Even patients without Internet access will be able to enjoy the benefit of our services.

    o CHRONIC DISEASE MANAGEMENT INFORMATION. TheBigRX.com online web site offer useful tools and information to empower patients to better understand and manage their chronic medical conditions.

    o CONVENIENT, QUALITY SHOPPING. Patients will have 24-hour shopping access to TheBigRX.com, our retail online pharmacy, and its wide selection of products at everyday low prices. Patients will also enjoy additional discounts for repeat purchases.

    We anticipate that patients will be empowered to be more active in managing their health, and be more secure in the care they are receiving.

COMPETITIVE ADVANTAGES

    We believe our innovative ReadyScript medication management technology, working in concert with TheBigRX.com online pharmacy, is a superior business model compared to other online pharmacies. Our competitive advantages will be designed to include:

    o NON-EXCLUSIVE INSURER AND PBM RELATIONSHIPS. Our next-generation online pharmacy solution is being designed to provide benefits not available through first-generation online pharmacies. Many first-generation online pharmacies that have aligned exclusively with an insurer or PBM and are limited to filling prescriptions for patients covered within those plans. Our next-generation online pharmacy will not be as limited because it will not rely on exclusive contracts. In fact, our technology will actually help multiple insurers and PBMs promote compliance with their formularies and direct prescriptions to their mail-order pharmacies as appropriate.

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

    o BROAD AND DIVERSIFIED REVENUE BASE. Due to the comprehensive nature of our business model, and our non-competitive business design, we will seek derive revenue from a broad and diversified client base comprising all benefactors of the system: physician groups, health maintenance organizations, PBMs, insurers, traditional neighborhood pharmacies, and hospitals. Our multi-source revenue model should allow us to generate earnings from sales and service agreements for our ReadyScript software, transaction fees for electronic prescription routing, prescriptions filled through our retail online pharmacy, and consumer product sales from our retail online pharmacy.

    o FOCUS ON PATIENTS WITH CHRONIC MEDICAL CONDITIONS. Our integrated solution is intended to go beyond other online pharmacies in providing useful information and tools designed specifically to help physicians and patients manage chronic medical conditions.

    o STRATEGIC TECHNOLOGY PARTNER. We have formed a strategic relationship with a technology partner, TheBigStore.com, and an Internet portal, TheBigHub.com. This alliance will provide back-end processing and is expected to increase future Internet traffic to TheBigRX.com.

    o EXPERIENCED MANAGEMENT TEAM. Our management team has extensive medical management, pharmacy management, healthcare administration, retail sales and technology applications experience.

KEY STRATEGIES

    To most effectively capitalize on our competitive advantages and the revenue opportunities, we intend to:

    o ENHANCE AND FORM KEY RELATIONSHIPS TO FURTHER REVENUE OPPORTUNITIES. We plan to target strategic relationships in order to increase our revenue opportunities and build our reputation as a leading online healthcare destination. We will emphasize the non-competitive nature of our technology as a cost-savings complement to insurers' and PBMs' dispensing networks. We intend to seek to enhance existing relationships and develop new relationships with:

        o  PBMs;

        o  managed care organizations;

        o  insurance companies;

        o  pharmaceutical manufacturers;

        o  content and commerce portals; and

        o  medical groups and physicians.

    o TARGET-MARKET OUR READYSCRIPT MEDICATION MANAGEMENT SOLUTION. We plan to target, penetrate and rapidly expand the market for our ReadyScript medication management solution through a vigorous marketing effort to large physician groups, hospitals and health maintenance organizations. We intend to market ReadyScript as a solution that provides secure, authorized and instant access to insurer formulary information, drug interaction and drug/disease incompatibility alerts at the point of care.

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

PRODUCTS AND SERVICES

READYSCRIPT MEDICATION MANAGEMENT SYSTEM

    Our ReadyScript medication management system is being designed to integrate client/ server and Internet-enabled technology. It is intended to enable physicians to prescribe online, and either print the prescription or electronically route it to a participating pharmacy of the patient's choice, including TheBigRX.com. ReadyScript is being developed to give physicians immediate access to drug interaction review, optimal disease-specific drug preferences, formulary drug preference matching, and ultimately patient medication history. With this information, physicians will be able to make the best prescribing decisions.

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

    ReadyScript is being developed as a proprietary software program designed to operate with off-the-shelf hardware utilizing various platforms such as Windows CE, Windows 98 and Windows NT. Ultimately, we plan to incorporate the following features:

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

TheBigRX.com RETAIL ONLINE PHARMACY SERVICES

    We anticipate that we will attract retail customers to TheBigRX.com retail online pharmacy from multiple channels to purchase pharmaceuticals and/or non-prescription health and beauty aid products. Some consumers will be drawn from the growing population of online Internet shoppers interested in taking full advantage of our convenient online pharmacy. Other consumers, who do not have Internet access, may have a prescription transmitted by their physician's office, and will call or mail their purchase orders.

    Consumers routinely shop for other products such as health and beauty aids or vitamins while waiting at their neighborhood pharmacy for prescriptions to be filled. We anticipate patients receiving prescriptions from TheBigRX.com may want to combine their non-prescription product orders with their prescriptions.

    We also anticipate that some consumers will utilize our retail online pharmacy for many of their health and beauty aid product needs because of the convenience, product selection and favorable pricing of our products.

    For customers visiting our online web site at http://www.thebigrx.com, TheBigStore.com is developing a "one-checkout" Universal Shopping Cart to provide our online retail customers the convenience of entering their credit and shipping information one time only for hassle-free shopping of products and services throughout the "Big" stores. We anticipate we will attract many new and repeat customers to our online retail pharmacy by our large selection of merchandise, everyday low prices, the convenience of a Universal Shopping Cart, 24-hour shopping, useful product information, and merchandising tailored to the consumer's needs.

    Our pharmacy will only accept prescriptions that can be verified as being written by duly licensed healthcare providers.

RELATIONSHIP WITH TheBigStore.com AND TheBigHub.com

    We have acquired the online domain name of "TheBigRX.com," and entered into a strategic alliance with TheBigStore.com, Inc. and a strategic marketing agreement with TheBigHub.com. TheBigHub.com's search engine was recently named among the web's top ten search engines by the NEW YORK TIMES and the MIAMI HERALD. By uniting a diverse portfolio of "Big" companies within a web-based network, TheBigHub.com seeks to create a powerful consumer destination with an emphasis on commerce, content and community.

    These agreements allow us to leverage: (1) their technical expertise, (2) the developmental and operational cost of the transactional system, (3) the traffic and attraction of TheBigHub.com metasearch engine, and (4) the Internet traffic draw of the planned affiliated Internet store sites. However, we will maintain exclusive control over our business operations, development of our web sites, and content found on our sites.

    TheBigStore.com will provide a back-end system that is comprehensive, user-friendly, easy to navigate, and fully scalable to accommodate transactional growth. TheBigStore.com back-end services will include web site hosting, web site design and development, customer order processing, debit/credit card validation, fraud detection, data encryption, order tracking, transaction accounting and record retention. In exchange for these back-end services, TheBigStore.com received an option to buy 410,000 shares of our common stock at an exercise price of $5.00 per share.

    Our strategic marketing agreement with TheBigHub.com provides for continuous free advertising on TheBigHub.com. In exchange for these services, TheBigHub.com has an option to buy 250,000 share of our common stock at an exercise price of $5.00 per share.

MARKETING AND PROMOTION

    We are targeting the marketing of our ReadyScript technology directly to large physician groups, integrated healthcare networks, physician practice management organizations, managed care companies, PBMs and hospital networks. We intend to use a variety of marketing tools -- including direct mail, editorials, articles, professional seminars, and advertisements in trade and medical journals -- to build brand awareness for the ReadyScript solution and its link to TheBigRX.com retail online pharmacy.

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

    We plan to offer a variety of shipping options, including next-day delivery for orders received during the business week. We plan to ship to anywhere in the United States served by the United Parcel Service or the U.S. Postal Service. Priority orders will be flagged and expedited through our fulfillment processes.

CUSTOMER SERVICE

    Excellent client service and customer service support are key to maintaining physician, insurer and consumer satisfaction with the ReadyScript prescription automation technology and TheBigRX.com retail online pharmacy.

    We plan to establish physician support services to ensure smooth implementation and on-going support of ReadyScript. We plan to provide workflow analyses, system installation, and usage recommendations to the physicians and their staff. Once ReadyScript is developed and installed, our client support services staff will work closely with physicians to assure maximum benefit from the system.

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

OPERATIONS AND TECHNOLOGY

    When completed, ReadyScript will be easy to use. It is being designed to operate on the various Microsoft platforms including desktop and handheld operating system environments. Like all of our Internet applications, built-in state-of-the-art security features are planned to prevent unauthorized access to the ReadyScript system.

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

    TheBigStore.com system is being designed to include an open application-programming interface that provides connectivity to our distribution center systems for both pharmacy and non-pharmacy products. These systems are being developed to include a perpetual inventory system, order tracking system and decision support information system. The use of multiple web servers, application servers and database servers will allow the systems to be resilient and redundant. Our Internet servers will use SSL to help conduct secure communications and transactions over the Internet.

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

    o PBMs and mail-order pharmacies, such as PCS, RiteAid, Express Scripts and Merck-Medco; and

    o Internet portals and online service providers that feature shopping services, such as AOL, Yahoo!, MSN.com and Lycos.

    Most of these competitors operate within one or more of our market segments. We believe the principal competitive factors in our market are:

    o   establishment of market awareness and trust;

    o   ease of accessibility for customers to reach us and use our site;

    o ability of physician practices to easily transmit electronic prescriptions;

    o ability to accept mail-order prescriptions and be reimbursed by insurers;

    o   product selection, personalized service, convenience and ease of use;

    o   price;

    o   quality and layout of content; and

    o   reliability and speed of fulfillment.

GOVERNMENT REGULATION OF OUR NEW BUSINESS

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

    Automated prescribing and the electronic routing of prescriptions to pharmacies are governed by state and federal law. States have varying prescription format requirements, which will be incorporated into ReadyScript. All states permit electronic, faxed and/or written prescriptions. Many existing laws and regulations when enacted, did not anticipate the methods of e-commerce now being developed. The laws of several states and the U.S. Drug Enforcement Administration ("DEA"), which governs controlled substances, neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Given the rapid growth of the Internet, it is anticipated that many states, as well as the DEA, will directly address these areas with regulation in the near future.

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

    Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, electronic access and storage. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard procedures with regard to the provision of health insurance benefits. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations.

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

                              OUR EXISTING BUSINESS

    Our existing business is conducted through three companies: (1) Biomerica, engaged in the diagnostic products field; (2) Lancer Orthodontics, Inc., engaged in orthodontic products; and (3) Allergy Immuno Technologies, Inc., engaged in allergy-related testing services.

BIOMERICA -- DIAGNOSTIC PRODUCTS

    Biomerica develops, manufactures, and sells medical diagnostic products designed to detect certain medical conditions and diseases in the areas of certain cancers, heart attack, fertility, gastritis and ulcers, diabetes and candida.

    Since 1971, our immunoassay diagnostic test kits have been used by hospitals, clinical laboratories and medical researchers to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances which may exist in the human body in extremely small concentrations. Our over-the-counter products such as EZDetect and Fortel are rapid diagnostic test products that are used in the physician's office and by the patient at home.

    Our clinical laboratory diagnostic products include tests for thyroid conditions, pregnancy, H. pylori, and others. These diagnostic test kits utilize enzyme immunoassay or radioimmunoassay technology. Some of these products have not yet been cleared by the FDA for diagnostic use, but can be sold in various foreign countries.

    Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions care and may save lives through prompt diagnosis and early detection. Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. Our objective has been to develop rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation.

    Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. Most of our over-the-counter tests are FDA cleared. We believe that such tests are as accurate as laboratory tests when used properly, require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

LANCER ORTHODONTICS, INC. -- ORTHODONTIC PRODUCTS

    Lancer is engaged in developing, manufacturing, and selling orthodontic products including, among others, ceramic brackets and wires. Lancer is well established in the field of orthodontics and its products are sold worldwide through a direct sales force and distributors.

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

    Most of Lancer's manufacturing and shipping operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses administration, engineering, sales and marketing, and customer services.

ALLERGY IMMUNO TECHNOLOGIES, INC. -- ALLERGY SERVICES

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

    AIT employs one medical technologist and two technicians, and receives substantial assistance from Biomerica whose laboratory is contiguous to that of AIT.

PRODUCTION

    All of our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California. Production of diagnostic tests involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations.

    All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control unit that monitors and evaluates product quality and output. In addition, we employ a qualified external quality assurance consultant who monitors procedures and provides guidance in conforming with the Good Manufacturing Practices regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for raw materials procurement and it is surmised that material availability in the foreseeable future does not pose a primary constraint for us in our relevant ranges of production.

    Lancer currently utilizes a manufacturing subcontractor to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. The current agreement allows for the pass through of actual costs plus a weekly administrative fee. This gives Lancer greater control over all costs associated with the manufacturing operation. During 1999, Lancer extended the Manufacturing Agreement through December, 2003. Lancer has retained an option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 1999, this obligation was approximately $287,000. Such obligation is contingent in nature and accordingly has not been accrued in the financial statements.

RESEARCH AND DEVELOPMENT

    Biomerica is engaged in research and development to broaden its product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment. Lancer is engaged in development programs to improve and expand its orthodontic products and production techniques. Lancer consults frequently with practicing orthodontists.

    Research and development expenses incurred by Biomerica for the years ended May 31, 1999 and 1998 aggregated $459,000 and $554,000, respectively. These expenses included approximately $165,000 and $188,000 for fiscal 1999 and 1998, respectively, for Lancer's product development.

    In fiscal 1999, development costs of $47,000 and equipment and leasehold costs of $32,000 were incurred by Lancer in the development of PARAGON(TM), a dental amalgam, which will be the world's first spherical dispersion system that expands when set.

MARKETS AND METHODS OF DISTRIBUTION

    Biomerica has approximately 320 current customers for its diagnostic business, of which approximately 60 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

    We rely on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market our diagnostic products. We target three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter drug stores. Separate sales forces and marketing plans are utilized in each of the three markets.

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

    We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Due to a limited shelf life on some products such as the RIA kits, which averages 60 days, finished kits are prepared as required for immediate delivery of pending and anticipated orders. Sales orders are normally processed on the day of receipt.

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

    We believe we compete primarily on the basis of our reputation for the quality of our products, the speed of our test results, the unique niches we fill in the market, our patent position, and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but to date have had limited marketing capability. We are working on expanding this capability through strategic cooperations with larger companies and distributors.

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

GOVERNMENT REGULATION OF OUR EXISTING BUSINESS

    As part of our existing business, we sell products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the FDA, DEA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters.

    The Food, Drug & Cosmetic Act of 1938 (the "FDCA") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation ("QSR") as well as Medical Device Reporting (MDR), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Approval ("PMA") or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices.

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

    Pursuant to FDCA requirement, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the QSR, which, unless the device is a Class I exempt device, requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and the MDR regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

    In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2000. We are also registered with the Department of Health and Human Services, Public Health Service of the FDA as a Device establishment. This registration expires on February 28, 2000. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2000), and two permits from the USDA, one expiring on January 28, 2000 and the other expiring on June 30, 2000. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

FOREIGN BUSINESS

    All of our fixed assets, excluding some of Lancer, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Biomerica and its consolidated subsidiaries:


                                                             YEAR ENDED MAY 31,
                                                   -----------------------------------------
                                                         1999                     1998
                                                   ----------------         ----------------
Revenues from sales to:
  United States customers.................         $4,638,000/53.4%         $5,041,000/53.8%
  Asia....................................            426,000/ 4.9%            878,000/ 9.4%
  Europe..................................          1,710,000/19.7%          1,798,000/19.2%
  South America...........................            749,000/ 8.6%            810,000/ 8.6%
  Other foreign...........................          1,165,000/13.4%            849,000/ 9.0%
                                                   ----------------         ----------------
          Total revenues..................         $8,688,000/ 100%         $9,376,000/ 100%
                                                   ================         ================

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

                              INTELLECTUAL PROPERTY

    We regard the protection of our copyrights, service marks, trademarks and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our vendors, fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our products brand is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation. We also rely on technologies that we license from third-parties, such as Oracle and Microsoft, the suppliers of key database technology, the operating system and specific hardware components for our service. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost.

BRANDS, TRADEMARKS, PATENTS

    We use the trademarks "ReadyScript" and "TheBigRX.com" as identification of our automated medication management prescribing system and online pharmacy. We will use readyscript.com and thebigrx.com in small letters as our Internet site addresses, and 1-888-LVBigRX (LoVe BigRX) as our toll-free call center number.

    We have filed intent-to-use applications with the U.S. Patent and Trademark Office for the registration of some of our trademarks and service marks, including ReadyScript(TM) and TheBigRX.com(TM). We have not secured registration of any of our marks to date, and may be unable to secure such registered marks. It is also possible that our competitors or others will use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion. Additionally, there could be potential trade name or a trademark infringement claim brought by owners of other registered trademarks that incorporate variations of the term ReadyScript(TM) and/or TheBigRX.com(TM).

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

    Allergy Immuno Technologies, Inc. has four patents pertaining to its discoveries for allergy treatment. These are:

    1. Immunotherapy agents for treatment of IgE mediated allergies; U.S. Patent #5,116,612, issued May 6, 1992.

    2. Liposome containing immunotherapy agents for treatment of IgE medicated allergies, U.S. Patent #5,049,390, issued September 17, 1991.

    3. Immunotherapy agents for treatment of IgE mediated allergies, U.S. Patent #4,946,945, issued August 7, 1990.

    4. Allergen-thymic hormone conjugates for treatment of IgE mediated allergies, U.S. Patent #5,275,814, issued January 4, 1994.

    On April 4, 1989, Lancer was granted a patent on its CounterForce design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances. On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of 17 years. Lancer has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales. Lancer has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets.

    The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content.

                                    EMPLOYEES

    As of August 31, 1999, the Company and its subsidiaries employed 80 full-time employees and 4 part-time employees. Lancer, through its Mexican subcontractor, utilizes the services of approximately 134 people in Mexico. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

    During fiscal 1998 we leased approximately 21,000 square feet of space in Newport Beach, California for a term which expired May 31, 1998 (and which was renewed until May 31, 1999) and is currently being renegotiated. Pursuant to the lease and the current month-to-month tenancy, we pay an annual base rent, set initially at $143,880 and adjusted annually to reflect cost of living increases, plus all real estate taxes and insurance costs. In each of the last two fiscal years a portion of the rent was paid through the issuance of shares of our restricted common stock to JSJ Management. During fiscal 1999, an aggregate of 31,793 shares of our restricted common stock was issued at quoted market prices in satisfaction of accrued rent totaling $38,000. These facilities are used for diagnostic test kit research and development, manufacturing, marketing, administration, and our Internet operations.

    The facilities are leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of our Company, is a partner in JSJ Management. The terms of such leases cannot be considered to have been negotiated at arms-length, but in the opinion of our management are no less favorable to us than would be available from an unaffiliated party.

    AIT currently leases approximately 1,600 square feet at the above facility for $1,400 per month. These properties are leased by AIT on a month-to-month basis from Mrs. Sultanian and JSJ Management.

    Lancer leases a 9,240-square-foot manufacturing building in San Marcos, California. The term of the initial lease was for five years commencing January 1, 1994. In 1998, Lancer renegotiated the lease and extended the terms to December 31, 2003. The Mexicali facility consists of a 16,000-square-foot manufacturing and office building. The lease expires in October 2003 and requires monthly rentals of approximately $5,200. Our management believes that the properties are currently suitable and adequate for Lancer's operations.

    We maintain animals at a ranch in Vista, California, which are treated biologically to produce antibodies used in certain of our immunodiagnostic products. These facilities are utilized on a month-to-month basis at a charge based on the number of animals maintained at the facility.

    We believe that our facilities and equipment are in suitable condition and are adequate to satisfy the current requirements of our Company and our subsidiaries.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

    The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this prospectus. This prospectus contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

    Operations for the past two years relate to our historic diagnostic, orthodontic and allergy product businesses. Operations for the Internet division began after we raised $2 million in equity in June 1999. Start-up costs for this division are included in administrative costs. The Internet division has generated no revenues to date.

RESULTS OF OPERATIONS

    We currently have two subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products, and Allergy Immuno Technologies, Inc. ("AIT"), which is engaged in developing allergy treatment therapies and providing specialized services to pharmaceutical companies and physicians. We own 30.76% of the outstanding stock of Lancer and 74.6% of the outstanding stock of AIT. We exercise effective control of 51.32% over Lancer via voting agreements with certain shareholders. As a result of our control and ownership, our financial statements are consolidated with those of Lancer and AIT. Both Lancer and AIT are public companies. Lancer is trading on the Nasdaq SmallCap market under the symbol "LANZ," and AIT is trading in the pink sheets under the symbol "ALIM."

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

    Cost of sales in fiscal 1999 as compared to fiscal 1998 decreased by $67,326 (1.2%). Lancer's cost of sales as a percentage of sales increased from 58.6% to 61.4% in fiscal 1999 as compared to fiscal 1998. The increase was primarily attributable to competitive pricing pressures and increased manufacturing costs. Biomerica had an increase in cost of goods as a percentage of sales from 56.7% to 63.0% in fiscal 1999 as compared to fiscal 1998 due to higher labor and other costs. AIT had an increase in cost of goods as a percentage of sales of 107% to 127% primarily due to higher wages as a percentage of sales. Except for AIT, these cost of sales trends are not expected to continue.

    Selling, general and administrative costs increased in fiscal 1999 as compared to fiscal 1998 by $15,591 (0.5%). Lancer had an increase of $62,033 in these costs due to increased payroll and related expenses, increases in bad debt expense, and outside commissions. Biomerica had an increase in fiscal 1999 as compared to fiscal 1998 of $14,587 due primarily to increased personnel, consulting and advertising costs. On an overall basis, AIT had decreased costs of $61,029 due to lower personnel costs.

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

    Other income increased by $140,044 (91.8%) in fiscal 1999 as compared to fiscal 1998. An increase of $560 is attributable to Lancer, and an increase of $37,654 was attributable to Biomerica. Biomerica had greater dividend and interest income due to the funds that were raised in January 1999 and greater income from sale of marketable securities. AIT had an increase of $101,830 due to a $100,000 fee paid to it for consulting services.

    As of May 31, 1999, Biomerica had net tax operating loss carryforwards of approximately $4,236,000 and investment tax and research and development credits of approximately $27,525, which are available to offset future federal tax liabilities. As of May 31, 1999, Lancer had net operating loss carryforwards of approximately $1,848,000 and business tax credits of approximately $173,174 available to offset future Federal tax liabilities. As of May 31, 1999, AIT had net tax operating loss carryforwards of $1,719,000 and business tax credits of approximately $29,395 to offset future Federal tax liabilities. The carryforwards expire at varying dates from 2000 to 2012. The Company's effective tax rates for fiscal 1999 and fiscal 1998 were 8% and 13%, respectively. These differ from the statutory tax rates primarily as a result of changes in the Company's valuation allowance.

Liquidity and Capital Resources

    As of May 31, 1999, we had cash and available for sale securities of $1,794,955 (see Note 1 of Notes to Consolidated Financial Statements) and current working capital of $5,200,345. The Company and its subsidiaries are currently expected to meet their costs of their historic operations through the collection of trade accounts receivable generated by sales and its working capital position and existing available financing. The Company's Internet division will require raising a significant amount of capital to fund its planned operations until the business can support itself through its operations.

    During 1999, the Company used cash in operations of $358,366, primarily as a result of increased inventories. During 1998, the Company provided cash flows from operations of $430,914, primarily from increased net income at both Biomerica and Lancer. The Company used cash in investing activities of $42,286 during 1999 as a result of increased investments in capital equipment and other assets, offset by the sales of available-for-sale securities. During 1998, the Company generated cash flow from investing activities of $26,009 by selling its available-for-sale securities, offset by investments in capital equipment and other assets. The Company generated cash from investing activities of $230,282 during 1999, primarily as a result of the exercises of stock options, a decrease in shareholder receivable and an increase in its line of credit. This compares to a use of funds of $322,499 in 1998, primarily as a result of debt repayment.

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

    We intend to make significant investments in the Internet division to complete development of and establish a market for our medication management oriented online pharmacy and ReadyScript prescription automation software. A portion of the proceeds from this offering will be used to launch our online pharmacy. We anticipate those funds will be sufficient to maintain our current and planned operations for at least the next 12 months.

YEAR 2000 COMPLIANCE

    TO THE FULLEST EXTENT PERMITTED BY LAW, THE FOLLOWING DISCUSSION IS A "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT 105 P.L. 271. COMPLIANCE WITH THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT DOES NOT PRECLUDE CLAIMS FOR VIOLATIONS OF FEDERAL SECURITIES LAWS.

    The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year. This causes computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in computer failures and miscalculations. The effects of this issue will vary from system to system and may adversely affect an entity's operations and its ability to prepare financial statements. We have undertaken certain corrective actions to ensure that our hardware and software systems used to manage our business are Year 2000 compliant and will continue to function properly in the year 2000. However, there can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material. Additionally, there can be no assurance that the Year 2000 problem will not affect the Company by causing disruptions in the business operations of persons with whom the Company does business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Company.

    We currently operate a Microsoft-based LAN system upgraded in 1999. At least 90% of the workstations, the server and the accounting software have been upgraded to be year 2000 compliant in the last 12 months. Year 2000 costs to date have been immaterial and are not expected to be material in the future. The remaining stations will be replaced or updated during calendar year 1999. This will effectively eliminate any Bios-chip hardware issues. Additionally, the accounting and record-keeping software that is employed is actively supported by the developer/vendor and is in wide use.

    Historically we have not placed orders electronically, nor do we make disbursements to vendors or employees in that medium. However, we anticipate establishing such orders with vendors in the future. We have no way of knowing how the Year 2000 may affect our various vendors in their ability to ship products or our customers in their ability to purchase products. We believe that the Year 2000 issue will not have a material impact on our internal data record.

    We have conducted a vendor and service provider compliance survey to determine which of the companies we deal with are addressing the Year 2000 issue and the progress they are making on it. No responses received by our vendors and/or service providers indicate that their Year 2000 issues will adversely affect the Company.

    However, if the necessary providers of power, communications and other such providers of important services are not fully prepared for the year 2000, the Year 2000 could have a material impact on the Company. We have no way of knowing how the Year 2000 will affect Internet functions.

    AIT outsources its computer needs to Biomerica. Lancer has begun the process of upgrading its hardware and software in order to obtain Year 2000 compliance in 1999 and does not anticipate incurring significant additional costs to be Year 2000 compliant.

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

       3.5 Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on November 4, 1987 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

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

       4.1 Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

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

       10.3 1999 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit B filed with Registrant's Preliminary Proxy Statement for the 1999 Annual Meeting of Stockholders on September 13, 1999.)

       10.4 1995 Stock Option and Common Stock Plan of Registrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 20, 1996).

       10.5 1991 Stock Option and Restricted Stock Plan of Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 6, 1992).

       10.6 Stock Purchase Agreement by and between Biomerica, Inc., RidgeRose Capital Partners, LLC and Zackary Irani and Janet Moore dated June 11, 1999 (incorporated by reference to Exhibit 10.10 filed with Form 8-K on July 7, 1999).

       10.7             Stock Purchase Agreement by and between Biomerica, Inc.
                        and Zackary Irani and Janet Moore dated June 11, 1999 (incorporated by reference to Exhibit 10.11 filed with Form 8-K on July 7, 1999).

       10.8 Back-end Processing Agreement by and between TheBigStore.com, Inc. and Biomerica, Inc. and dated June 11, 1999 (incorporated by reference to Exhibit 10.12 filed with Form 8-K on July 7, 1999).

       10.9             Common Stock Purchase Warrant granted to
                        TheBigStore.com, Inc. dated June 11, 1999 (incorporated by reference to Exhibit 10.13 filed with Form 8-K on July 7, 1999).

       10.10 Common Stock Purchase Warrant granted to RJM Consulting, LLC dated June 11, 1999 (incorporated by reference to
                        Exhibit 10.14 filed with Form 8-K on July 7, 1999).

       10.11 Non-Qualified Option Agreement by and between Zackary Irani and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.15 filed with Form 8-K on July 7, 1999).

       10.12 Non-Qualified Option Agreement by and between Janet Moore and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.16 filed with Form 8-K on July 7, 1999).

       10.13 Non-Qualified Option Agreement by and between Philip Kaplan, M.D. and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.17 filed with Form 8-K on July 7, 1999).

       10.14            Non-Qualified Option Agreement by and between Robert A.
                        Orlando, M.D. , Ph.D. and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.18 filed Form 8-K on July 7, 1999).

       10.15 Strategic Marketing Agreement entered into as of the 2nd day of September, 1999 by and between TheBigHub.com, Inc., a Florida corporation and Biomerica, Inc. (incorporated by reference to Exhibit 10.16 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.16 First Amendment to Back-End Processing Agreement entered into as of September 2, 1999 whereby TheBigStore.com, Inc., a Delaware corporation and Biomerica amend the Back-End Agreement dated June 11, 1999 (incorporated by reference to Exhibit 10.17 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.17 Private Placement Memorandum of Biomerica, Inc. dated June 9, 1999 offering 400,000 shares of its Common Stock at $5.00 per share (incorporated by reference to Exhibit
                        10.18 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.18 Employment Agreement entered into as of August 30, 1999 by and between the Internet division of Biomerica, Inc. and Steven J. Goto (incorporated by reference to Exhibit
                        10.19 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.19 Employment Offer Letter dated August 12, 1999 from Biomerica, Inc. to Pete McKinley to join the Internet division of Biomerica, Inc. (incorporated by reference to Exhibit 10.20 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.20 Employment Offer Letter dated August 12, 1999 from Biomerica, Inc. to Richard Jay, Pharm.D. to join the Internet division of Biomerica, Inc. (incorporated by reference to Exhibit 10.21 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.21 Amendment to Lease Extension/Lease Term effective January 1, 1999, whereby Lancer Orthodontics, Inc. and L&T Corporation, a California corporation entered into an amendment and extension to the terms of that certain lease agreement dated November 4, 1993 for the premises located at 253 Pawnee Street, Suite A, San Marcos, California 92069 (incorporated by reference to Exhibit
                        10.22 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on
                        September 16, 1999).

       10.22 Sublease Agreement entered into by and between Eagleson de California S.A. de C.V. and Lancer Orthodontics, Inc. commencing on November 1, 1998 covering approximately 16,000 square feet located in the Industrial Park at Ave. Saturno No. 20 and of certain improvements constructed on the land as detailed in that certain sublease between the parties dated April 1, 1996 (incorporated by reference to Exhibit 10.23 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.23 Fifth Revision to Manufacturing Shelter Agreement effective November 1, 1998, whereby Lancer Orthodontics, Inc. and Eagleson Industries, Inc. revised and amended that certain Manufacturing Shelter Agreement entered into on May 11, 1990, revised on June 20, 1991, December 2, 1992, July 1, 1994 and April 1, 1996 (incorporated by reference to Exhibit 10.24 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.24 Technical Skills Consulting Agreement entered into on January 1, 1999 by and between Lancer Orthodontics, Inc. and Alejandro Carnero, a non-resident alien, independent contractor and citizen of the Republic of Mexico (incorporated by reference to Exhibit 10.25 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.25 Product Development and Marketing Agreement entered into as of August 3, 1998 by and between Lancer Orthodontics, Inc. and AG Metals, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.26 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

       10.26 Agreement between Lancer Orthodontics, Inc. and Gary Weikel, an individual, incorporating by reference that certain Product Development and Marketing Agreement of even date between Lancer Orthodontics, Inc. and AG Metals, Inc. (incorporated by reference to Exhibit 10.27 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16,
                        1999).

       16.1 Letter on Change of Certifying Accountant (incorporated by reference to Exhibit A to Form 8-K filed with the Securities and Exchange Commission on May 24, 1993).

       16.2 Letter on change of certifying accountant (incorporated by reference to Exhibit A to Form 10-QSB/A filed with the Securities and Exchange Commission on April 14,
                        1999).

       21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Form 10-KSB filed with the Securities and Exchange Commission on September 14, 1999).

       27.1             Financial Data Schedule (incorporated by reference to
                        Exhibit 21.1 to Form 10-KSB filed with the Securities and Exchange Commission on September 14, 1999).

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


                                              BIOMERICA, INC.
                                              Registrant


                                              By   /s/ Zackary S. Irani
                                                   -----------------------------
                                                   Zackary S. Irani, President


                                              Dated:  10/08/99
                                                      --------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signature and Capacity



/s/ Zackary S. Irani                                            Date: 10/08/99
------------------------------------
Zackary S. Irani
President, Director, Chief Executive
Officer


/s/ Janet Moore                                                 Date: 10/08/99
------------------------------------
Janet Moore, Secretary
Director, Chief Financial Officer


/s/ Jagdish Sandhu                                              Date: 10/08/99
------------------------------------
Jagdish Sandhu
Chief Operating Officer


/s/ Peter W. McKinley                                           Date: 10/08/99
------------------------------------
Peter W. McKinley
Executive Vice President


/s/ Robert Orlando                                              Date: 10/08/99
------------------------------------
Robert Orlando, M.D., Ph.D.
Director


/s/ Carlos St. Aubyn Beharie                                    Date: 10/08/99
------------------------------------
Carlos St. Aubyn Beharie
Director


/s/ David Burrows                                               Date: 10/08/99
------------------------------------
David Burrows
Director


/s/ Francis R. Cano                                             Date: 10/08/99
------------------------------------
Francis R. Cano
Director