Form 10QSB
period 1999-08-31
BIOMERICA INC
filed 1999-10-20
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 1999               Commission File No. 0-8765
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,535,195 shares of common Stock as of October 13, 1999.

                                BIOMERICA, INC.

                                     INDEX



PART I

Item 1    Financial Statements:


          Statement of Operations and Comprehensive Loss (unaudited) -
          Three Months Ended August 31, 1999 and 1998...................2 & 3


          Balance Sheet (unaudited) - August 31, 1999...................4 & 5


          Statement of Cash Flows (unaudited)
          Three Months Ended August 31, 1999 and 1998.......................6


          Statement of Changes in Shareholders' Equity (unaudited)
          Three Months Ended August 31, 1999................................7


          Notes to Financial Statements..................................8-12


Item 2    Management's Discussion and Analysis of Financial Condition


          and Selected Financial Data...................................13-15


PART II   Other Information................................................16


          Signatures.......................................................15

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                                BIOMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                            August 31,
                                                                                   1999                     1998
                                                                            ---------------            ---------------

Net sales................................................................   $    1,824,584             $    2,156,005

    Cost of sales........................................................        1,275,974                  1,311,476
                                                                           ----------------            ---------------
    Gross profit.........................................................          548,610                    844,529

Operating Expenses:
    Selling, general and administrative..................................          952,698                    772,216
    Research and development.............................................          133,387                    115,452
    Non-cash expense in connection with issuance of options and
     warrants to strategic partners......................................          687,780                      2,619
                                                                          ----------------            ---------------
                                                                                 1,773,865                    889,887

Other Expense (income):
    Interest expense.....................................................            3,705                      1,979
    Other (income) expense, net..........................................         (203,610)                   (61,244)
                                                                           ----------------            ---------------

    (Loss) income before minority interest in net losses of con-
    solidated subsidiaries and income taxes                                     (1,025,350)                    13,907

Minority interest in net losses (profits)  of
    consolidated subsidiaries............................................           40,550                    (28,196)
                                                                           ----------------            ---------------

Loss before taxes .......................................................         (984,800)                   (14,289)


Income Taxes.............................................................            2,400                      2,400
                                                                           ----------------            ---------------


Net loss.................................................................   $     (987,200)            $      (16,689)
                                                                           ----------------            ---------------
                                                                           ----------------            ---------------

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities................            2,219                     (7,637)
                                                                           ----------------            ---------------

  Comprehensive loss.....................................................   $     (984,981)            $      (24,326)
                                                                           ----------------            ---------------
                                                                           ----------------            ---------------

<CAPTION

                                                                                      Three Months Ended
                                                                                            August 31,
                                                                                  1999                       1998
                                                                            ----------------            ---------------

Per share data:

    Net loss (basic).....................................................   $          (.22)           $          (.00)
                                                                            ----------------            ---------------
                                                                            ----------------            ---------------
    Net loss (diluted)...................................................   $          (.22)           $          (.00)
                                                                            ----------------            ---------------
                                                                            ----------------            ---------------

Weighted average number of common and common
equivalent shares:
    Basic and diluted....................................................         4,469,010                  3,974,909
                                                                            ----------------            ---------------
                                                                            ----------------            ---------------

The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)



                                                                August 31,
                                                                   1999
                                                               -------------

Assets

Current Assets
  Cash and cash equivalents................................... $  3,391,564
  Available for-sale securities...............................      127,969
  Accounts receivable, less allowance for doubtful accounts       1,443,318
   of $193,242................................................
  Inventory...................................................    3,177,498
  Notes receivable............................................       35,285
  Prepaid expenses and other..................................      239,865
                                                               --------------

          Total Current Assets ...............................    8,415,499

Inventory, non-current........................................       25,000

Land held for investment......................................       46,000

Property and Equipment, less accumulated depreciation and           447,519
amortization..................................................

Intangible assets, net of accumulated amortization............      429,126

Other Assets..................................................        6,756
                                                                -------------
                                                                $ 9,369,900
                                                                -------------
                                                                -------------



The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 August 31,
                                                                    1999
                                                                -------------

Liabilities and Shareholders' Equity

Current Liabilities

   Line of credit.............................................. $   180,000
      Accounts payable and accrued liabilities.................     902,152
   Accrued compensation........................................     435,160
                                                                -------------

       Total Current Liabilities...............................   1,517,312

Minority interest..............................................   2,336,774

Shareholders' Equity

   Unrealized holding (loss)on available for-sale securities...      (6,560)
   Common stock, $.08 par value authorized 10,000,000 shares,
     issued and outstanding 4,530,945..........................     362,475
   Additional paid-in-capital..................................  15,351,774
   Accumulated deficit......................................... (10,191,875)
                                                                -------------

Total Shareholders' Equity.....................................   5,515,814
                                                                -------------

Total Liabilities and Equity................................... $ 9,369,900
                                                                -------------
                                                                -------------


The accompanying notes are an integral part of these statements.

                                BIOMERICA, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                  THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

                                                                                   1999                     1998
                                                                            ------------------        ------------------
Cash flows from operating activities:

Net loss.................................................................   $       (987,200)         $        (16,689)

Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization........................................             60,651                    58,860
    Realized gain on sale of available for-sale securities...............                  0                   (39,936)
    Minority interest in net (loss) profits of consolidated subsidiaries.            (40,550)                   28,196
    Common stock issued for services rendered............................             16,000                         0
    Provision for losses on accounts receivable..........................             (6,386)                        0
    Options issued for services rendered.................................            687,780                     2,619
    Changes in current assets and liabilities:
      Accounts Receivable................................................            166,325                   (41,444)
      Inventories........................................................           (122,403)                 (306,188)
      Prepaid expenses and other current assets..........................             56,875                    16,567
      Accounts payable and other accrued liabilities.....................           (112,699)                  206,871
      Accrued compensation...............................................             35,824                   (24,267)
                                                                            ------------------        ------------------

Net cash (used in) operating activities..................................           (245,783)                 (115,411)
                                                                            ------------------        ------------------

Cash flows from investing activities:
    Sale of available for-sale securities................................                  0                   113,041
    Decrease (increase) in notes receivable..............................              9,200                   (12,400)
    Purchases of property and equipment..................................            (84,090)                  (10,473)
    Other assets.........................................................            124,073                    17,158
    Purchases of intangible assets.......................................                  0                   (26,675)
    Shareholder loan repayment...........................................              1,000                    14,000
                                                                            ------------------        ------------------

Net cash provided by investing activities................................             50,183                    94,651
                                                                            ------------------        ------------------

Cash flows from financing activities:
    Private placement net of offering costs..............................          1,965,557                         0
    Repurchase by minority interests.....................................            (60,336)                   (5,491)
    Exercise of stock options............................................             12,738                         0
    Stock repurchase.....................................................                  0                   (12,315)
                                                                            ------------------        ------------------

Net cash provided by (used in) financing activities......................          1,917,959                   (17,806)
                                                                            ------------------        ------------------

Net increase (decrease) in cash and cash equivalents.....................          1,722,359                   (38,566)
                                                                            ------------------        ------------------

Cash at beginning of period..............................................          1,669,205                 1,840,575
                                                                            ------------------        ------------------

Cash at end of period....................................................   $      3,391,564          $      1,802,009
                                                                            ------------------        ------------------
                                                                            ------------------        ------------------
The accompanying notes are an integral part of these statements.

                                       6

                                           BIOMERICA, INC.
                       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                FOR THE THREE MONTHS ENDED AUGUST 31, 1999

                                                                       Accumulated
                                                                       Other Com-
                                  Common Stock           Additional    prehensive                    Accumu-
                          -----------------------------
                          Number of                      Paid-In       Income         Shareholder    lated
                          Shares           Amount        Capital       (Loss)         Loan           (Deficit)       Total
                          -------------    ------------  ------------- -------------- -------------  --------------  ------------

Balance at
  May 31, 1999               4,110,445     $  328,835    $12,703,339   $    (8,779)   $    (1,000)   $(9,204,675)    $ 3,817,720

Compensation expense
in connection with options
and warrants granted                                         687,780                                                     687,780

Change in unrealized
gain on available
for sale securities                                                          2,219                                         2,219

Private placement, net of
offering costs of $34,443      400,000         32,000      1,933,557                                                   1,965,557

Shares issued for
Services rendered                8,000            640         15,360                                                      16,000

Repayment of
Shareholder loan                                                                             1,000                         1,000

Exercise of stock options       12,500          1,000         11,738                                                      12,738

Net loss                                                                                                 (987,200)      (987,200)
                          -------------    ------------  ------------- -------------- -------------  --------------  ------------

Balance at
  August 31, 1999            4,530,945     $  362,475    $15,351,774   $    (6,560)   $          0   $(10,191,875)   $ 5,515,814
                          -------------    ------------  ------------- -------------- -------------  --------------  ------------
                          -------------    ------------  ------------- -------------- -------------  --------------  ------------

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


August 31, 1999

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, for a summary of significant accounting policies utilized by the Company.

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

(4) Reference is made to Note 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 5 & 10 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, for information on commitments and contingencies.

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $6,560 at August 31, 1999.

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

                                                                 For the Three Months Ended August 31, 1999
                                                   -------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   --------------------      ------------------     ------------------
Basic EPS -
    Loss attributable to common
     Shareholders................................  $         (987,200)             4,469,010        $          (.22)
                                                                                                    ------------------
                                                                                                    ------------------

Effect of dilutive securities - Options..........                   -                      -
                                                   --------------------      ------------------

Diluted EPS -
    Loss attributable to common share-
     Holders plus assumed conversions............  $         (987,200)             4,469,010        $          (.22)
                                                   --------------------      ------------------     ------------------
                                                   --------------------      ------------------     ------------------


                                                                 For the Three Months Ended August 31, 1998
                                                   -------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   --------------------      ------------------     ------------------
Basic EPS -
    Loss attributable to common
     Shareholders................................  $          16,689)              3,974,909        $          (.00)
                                                                                                    ------------------
                                                                                                    ------------------


Effect of dilutive securities - Options..........                   -                      -
                                                   --------------------      ------------------

Diluted EPS -
    Loss attributable to common share-
     Holders plus assumed conversions............  $          (16,689)             3,974,909        $          (.00)
                                                   --------------------      ------------------     ------------------
                                                   --------------------      ------------------     ------------------


(8) Financial information about foreign and domestic operations and export sales is as follows:

                                             For the Three Months Ended
                                                        8/31/99      8/31/98
                                                        -------      -------

      Revenues from sales to unaffiliated customers:
      United States                                  $1,098,675   $1,154,870
      Asia                                               70,481      109,169
      Europe                                            319,282      418,525
      South America                                     114,332      201,927
      Other                                             221,814      271,514
                                                        -------      -------
                                                      1,824,584   $2,156,005

      No other geographic concentrations exist where net sales exceed 10% of total net sales.
      Operating profit (loss):
      United States                                 $(1,067,245)    $ 10,494


      Asia                                              (18,416)      (9,701)
      Europe                                            (71,608)     (21,614)
      South America                                     (22,664)      (8,343)
      Other                                             (45,322)     (16,194)
                                                        --------     --------
                                                    $(1,225,255)     (45,358)

(9) On June 11, 1999, the Company completed two private placement agreements to sell and issue a total of 400,000 (50,000 of which were sold to related parties) shares of the Company's common stock at $5.00 per share. The Company also issued 8,000 shares of common stock to a consultant for services provided.

     On June 11,1999, the company issued 1,200,000 options to purchase shares of the Company's stock to employees and non-employees. The purchase price of the options is $3.00 per share. The options are exercisable for a period of ten years. The Company recorded $58,806 related to the fair value of options granted to non-employees.

     One June 11, 1999, the Company issued 1,000,000 stock purchase warrants to an unaffiliated entity for consulting and fund raising services rendered. The holders are granted the right to purchase common stock at an exercise price of $3.00 per share through the year 2005. The Company valued these warrants at $1,362,880. Of this, $588,063 was expensed for consulting services and $588,063 was recorded as reduction of paid in capital.

     On June 11, 1999, the Company entered into a Five Year Back-End Processing Agreement with an unaffiliated entity. The unaffiliated entity will develop customized back-end processing to enable the Company to process customer prescription orders on-line and insurance claims and payments. In addition, the unaffiliated entity transferred and assigned to the Company the right, title and interest in and to the internet domain name "TheBigRX.com" and all rights to any trademark relating thereto. The Company issued 410,000 stock purchase warrants for these services. The holder is granted the right to purchase common stock at an exercise price of $5.00. The Company valued these warrants at $333,000 and will be expensing them over sixty months. During the three months ended August
     31, 1999, $16,646 of this was expensed.

     On June 11, 1999, the Company entered into a Five Year Strategic Marketing Agreement with TheBigHub.com whereby The BigHub.com will provide strategic placement of advertising and marketing for Biomerica's BigRX.com on its website. "TheBigRX.com" and all rights to any trademark relating thereto. The Company issued 250,000 stock purchase warrants for these services. The holder is granted the right to purchase common stock at an exercise price of $5.00. The Company valued these warrants at $203,000 and will be expensing them over sixty months. During the quarter ended August 31, 1999, $10,150 of this was expensed.

     During the three months ended August 31, 1999, the Company recorded compensation expense of $3,112 related to the amortization of the fair value of options to purchase common stock previously issued.

     Between July 1, 1999 and October 10, 1999, the Company granted 424,000 options to purchase shares of the Company's stock to employees and non-employees. The purchase price of the options range from $2.06 to $3.00 per share.

     On June 16, 1999, the Company entered into a Letter of Intent with an underwriter with respect to a secondary public offering. It is anticipated the offering will consist of approximately 1,500,000 to 1,700,000 shares of the Company's previously unissued common stock. The offering price per share will be subject to market and other conditions at the time of the offering.

(10) The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year. This causes computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in computer failures and miscalculations. The effects of this issue will vary from system to system and may adversely affect an entity's operations and its ability to prepare financial statements. The Company has undertaken certain corrective actions to ensure that our hardware and software systems used to manage our business are Year 2000 compliant and will continue to function properly in the year 2000. However, there can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material. Additionally, there can be no assurance that the Year 2000 problem will not affect the Company by causing disruptions in the business operations of persons with whom the Company does business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Company.

     The Company currently operates a Microsoft-based LAN system upgraded in 1999. Biomerica and AIT have upgraded all accounting related hardware, the server and the accounting software. Year 2000 costs to date have been immaterial and are not expected to be material in the future. The accounting and record-keeping software that is employed is actively supported by the developer vendor and is in wide use.

     Historically the Company has not placed orders electronically, nor does the Company make disbursements to vendors or employees in that medium.
     However, the Company anticipates establishing such orders with vendors in the future. The Company has no way of knowing how the Year 2000 may affect its various vendors in their ability to ship products or its customers in their ability to purchase products. The Company believes that the Year 2000 issue will not have a material impact on our internal data records.

     The Company has conducted a vendor and service provider compliance survey to determine which of the companies we deal with are addressing the Year 2000 issue and the progress they are making on it. No responses received by the Company's vendors and/or service providers indicate that their Year 2000 issues will adversely affect the Company.

     However, if the necessary providers of power, communications and other such providers of important services are not fully prepared for the Year 2000, the Year 2000 could have a material impact on the Company. The Company has no way of knowing how the Year 2000 will affect Internet functions and if Internet functions are interrupted, there could be a material impact on the Company.

     AIT outsources its computer needs to Biomerica. Lancer has upgraded its accounting and MRP software for its main frame computer system to be Year 2000 compliant. This software is actively supported by the developer. Lancer does not anticipate incurring significant additional costs too be completely Year 2000 compliant.

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

     Operations for the past two years relate to Biomerica's historic diagnostic, orthodontic and allergy product businesses. Operations for the Internet division began after the Company raised $2 million in equity in June 1999. Start-up costs for this division are included in administrative costs. The Internet division has generated no revenues to date.

RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $1,824,584 for the first quarter of fiscal 2000 as compared to $2,156,005 for the same period in the previous year. This represents a decrease of $331,421, or 15%. Of the total consolidated net sales, $1,271,545 is attributable to Lancer, $24,899 to AIT and $528,140 to Biomerica. Lancer sales decreased by $268,757 over the previous fiscal year primarily due to decreased foreign sales in Europe and South America attributable to economic conditions and seasonal demand. Increased discounting
contributed to slightly lower domestic sales at Lancer.    Biomerica sales
decreased by $60,912 primarily due to slower foreign sales. AIT had a sales decline of $1,752.

     Cost of sales decreased by $35,502, or 4%. Lancer's cost of sales as a percentage of sales increased from 61.1% to 70.9%. This increase was attributable to decreased production and capitalization, while costs remained fixed for the lower volume of sales. Biomerica's costs increased from 59.4% of sales to 66.7% due to fixed costs and increased wages and related costs AIT had an increase in cost of goods from 85.5% of sales to 93.1% of sales due higher wages and materials.

     Selling, general and administrative costs increased by $180,482, or 23%. Lancer had increased selling, general and administrative costs of $14,980 due to an increase in financial personnel and professional fees. Biomerica had an increase of $120,178, which was due to increased payroll and other expenses related to the BigRx.com division of Biomerica. AIT had an increase of $45,324 due to increased legal and accounting costs associated with the filing of AIT's Form 10-SB and Form 10-KSB.

     Non-cash expenses in connection with the issuance of options and warrants increased by $685,161 to $687,780 which was due to a one-time transaction charge from the issuance of options and warrants to strategic partners and other entities as described in Note 9.

     Research and development increased by $17,935, or 16%. Lancer had an increase in research and development costs of $24,343 due to the development costs of an innovative dental amalgam. Biomerica had decreased costs of $6,258 due to lower wages and related costs. AIT had a decrease of $150.

     Interest expense increased by $1,726 compared to the previous year due to higher borrowings at Lancer and an increase in prime rate. Other income increased as a result of an insurance claim settlement of $279,672 for the theft of inventory at Lancer's Mexicali facility, less $110,000 insurance claim receivable valued at cost.

     Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 1999, for a more in-depth discussion of subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

   As of August 31, 1999, the Company had cash and available-for-sale securities in the amount of $3,519,533 and working capital of $6,898,187. The Company and its subsidiaries are currently expected to meet their costs of operations through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable generated by sales, its working capital position and existing available financing. The Company's Internet division will require raising a significant amount of capital to fund its planned operations until the business can support itself through its operations.

          At August 31, 1999, Lancer had a $1,000,000 line of credit with a bank of which $180,000 was outstanding at August 31, 1999. Borrowings are made at prime plus .75% (9.0% at August 31, 1999) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 1999 was $182,442. The line of credit expires on November 3, 1999. Lancer is not required to maintain compensating balances in connection with this borrowing arrangement.

     During the first quarter of fiscal 2000, cash and cash equivalents increased by $1,722,359 due to the private placement of $2,000,000 in June (see
Note 9). This was offset by private placement expenses. Cash flow was also affected by the purchase of $84,090 of property and equipment, primarily as a result of purchases related to the BigRx.com at Biomerica. Cash flow declined by $112,699 due to payment of accounts payables and other accrued liabilities and by $122,403 due to an increase in inventories. Cash flow increased due to the collection of $100,000 by AIT for consulting services, by $110,000 for the collection by Lancer of an insurance claim and by $166,325 for decreases in accounts receivable.

     The Company intends to make significant investments in the Internet division to complete development of and establish a market for our medication management oriented online pharmacy and ReadyScript prescription automation pharmacy. The Company will have to raise additional capital for this operation. An SB-2 has been filed with the Securities and Exchange Commission for this purpose.

                          PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS.  Inapplicable.

Item 2.   CHANGES IN SECURITIES IN SECURITIES AND USE OF PROCEEDS

          1. On June 11, 1999, pursuant to a stock purchase agreement, the Company sold 350,000 shares of restricted common stock to RidgeRose Capital Partners, LLC at a purchase price of $5.00 per share.

          2. On June 11, 1999, pursuant to a stock purchase agreement, the Company sold 50,000 shares of restricted common stock to Zackary Irani and Janet Moore at a purchase price of $5.00 per share.

          3. One June 11, 1999, pursuant to a back-end processing agreement, the Company issued a warrant to purchase 660,000 shares of restricted common stock to TheBigStore.com. The warrants are exercisable for a period of 5 years at an exercise price of $5.00 per share.

          4. One June 10, 1999, in consideration for services rendered, the Company issued a warrant to purchase 1,000,000 shares of restricted common stock to RJM Consulting, LLC. The warrant is exercisable for a period of 5 years at an exercise price of $3.00 per share.

          5. On June 10, 1999, pursuant to a non-qualified option agreement, the Company granted to Zackary Irani options to purchase 1,000,000 shares of restricted common stock. The options are exercisable for a period of 10 years at an exercise price of $3.00 per share.

          6. One June 10, 1999, pursuant to non-qualified option agreements, the Company granted to various of its directors, consultants and employees options to purchase an aggregate of 200,000 shares of restricted common stock. The options are exercisable for a period of 10 years at an exercise price of $3.00 per share.

          No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act (including, in certain instances Regulation D promulgated thereunder) on the basis that they were issued under circumstances not involving a public offering.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable.

Item 5.   OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K. The Company filed a Form 8-K on July 7, 1999.

          Exhibit
            No.    Description
          -------  -----------

            3.1 Certificate of Incorporatin of Registrant filed with the Secretary of the State of Delaware on September 22, 1971 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).
            3.2 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on February 6, 1978 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).
            3.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on February 4, 1983 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).
            3.4 Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on January 19, 1987 (incorporated by reference to Exhibit 3.4 filed with Form 8 Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.)
            3.5 Certificate of Amendment of Certificate of Incorporation of Registrant filed November 4, 1987 with the Secretary of the State of Delaware (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

            3.6 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).
            3.7 Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on December 20, 1994 (incorporated by reference to Exhibit
                   3.7 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995).
            4.1 Specimen Stock Certificate of Common Stock of Registrant. (incorporated by reference Exhibit filed with the Registration Statement on Form SB-2 on September 16, 1999).
            10.1 Stock Purchase Agreement by and between Biomerica, Inc., RidgeRose Capital Partners, LLC and Zackary Irani and Janet Moore dated June 11, 1999 (incorporated by reference to
                   Exhibit 10.10 filed with Form 8-K on July 7, 1999).
            10.2 Stock Purchase Agreement by and between Biomerica, Inc. and Zackary Irani and Janet Moore dated June 11, 1999 (incorporated by reference to Exhibit 10.10 filed with Form 8-K on July 7, 1999).
            10.3 Back-end Processing Agreement by and between TheBigSore.com, Inc. and Biomerica, Inc. and dated June 11, 1999 (incorporated by reference to Exhibit 10.12 filed with Form 8-K on July 7, 1999).
            10.4 Common Stock Purchase Warrant granted to TheBigStore.com, Inc. dated June 11, 1999 (incorporated by reference to
                   Exhibit 10.13 filed with Form 8-K on July 7, 1999).
            10.5   Common Stock Purchase Warrant granted to RJM Consulting,
                   LLC dated June 11, 1999 (incorporated by reference to
                   Exhibit 10.14 filed with Form 8-K on July 7, 1999).
            10.6   Non-Qualified Option Agreement by and between Zackary
                   Irani and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.15 filed with Form 8-K on July 7,
                   1999).
            10.7 Non-Qualified Option Agreement by and between Janet Moore and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.16 filed with Form 8-K on July 7,
                   1999).
            10.8   Non-Qualified Option Agreement by and between Philip
                   Kaplan, M.D. and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.17 filed with Form 8-K on July 7, 1999).
            10.9 Non-Qualified Option Agreement by and between Robert A. Orlando, M.D. and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.18 filed with Form 8-K on July 7, 1999).
            10.10 Private Placement Memorandum of Biomerica, Inc. dated June 9, 1999 offering 400,000 shares of its Common Stock at $5.00 per share (incorporated by reference to Exhibit 10.18 filed with the Registration Statement on Form SB-2 on September 16, 1999).
            10.11 Employment Agreement entered into as of August 30, 1999 by and between Internet division of Biomerica, Inc. and Steven
                   J. Goto (incorporated by reference to Exhibit 10.19 filed with the Registration Statement on Form SB-2 on September
                   16, 1999).
            10.12 Employment Offer Letter dated August 12, 1999 from Biomerica, Inc. to Pete McKinley to join the Internet division of Biomerica, Inc. (incorporated by reference to Exhibit 10.20 filed with the Registration Statement on Form SB-2 on September 16, 1999).
            10.13 Employment Offer Letter dated July 2, 1999 from Biomerica, Inc. to Richard Jay, Pharm.D. to join the Internet division Biomerica, Inc. (incorporated by reference to Exhibit 10.21 filed with the Registration Statement on Form SB-2 on September 16, 1999).


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 20, 1999




                                          BIOMERICA, INC.


                                          By: /S/ Zackary S. Irani
                                              -----------------------------
                                          Zackary Irani
                                          President, Chief Executive Officer