Form 10QSB
period 1999-11-30
BIOMERICA INC
filed 2000-01-14
CIK 73290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

 X       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

         For the Quarter Period Ended November 30, 1999
                                      -----------------

--- Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


                                                      Commission File No. 0-8765
                                                                          ------

                                 BIOMERICA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,536,070 shares of Common Stock as of January 10, 2000.


                                           BIOMERICA, INC.

                                               INDEX


                                   PART I - FINANCIAL INFORMATION

ITEM I  Financial Statements:


        Statements of Operations and Comprehensive Loss (unaudited) - Six Months
        And Three Months Ended November 30, 1999 and 1998..............................................2 & 3


        Balance Sheets (unaudited) - November 30, 1999 ................................................4 & 5


        Statements of Cash Flows (unaudited)
        Six Months Ended November 30, 1999 and 1998........................................................6


        Statement of Changes in Shareholders' Equity (unaudited)
        Six Months Ended November 30, 1999.................................................................7


        Notes to Financial Statements...................................................................8-12


ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data....................................................................13-15


                           PART II - OTHER INFORMATION

        Other Information..............................................................................16-17


        Signatures........................................................................................18


                                          PART I - FINANCIAL INFORMATION
                                         SUMMARIZED FINANCIAL INFORMATION

                                                  BIOMERICA, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                                                   (UNAUDITED)

                                                           Six Months Ended                          Three Months Ended
                                                              November 30                                November 30
                                                     1999                  1998                  1999                   1998
                                               ------------------    ------------------    ------------------    -------------------
Net Sales...................................   $       3,770,328     $       4,356,323     $       1,945,744     $        2,200,318
    Cost of sales...........................           2,517,158             2,741,175             1,241,184              1,429,700
                                               ------------------    ------------------    ------------------    -------------------
    Gross profit............................           1,253,170             1,615,148               704,560                770,618
                                               ------------------    ------------------    ------------------    -------------------

Operating Expenses:

    Selling, general and administrative.....           2,900,772             1,585,395             1,277,416                809,360
    Research and development................             331,209               229,634               180,701                114,182
                                               ------------------    ------------------    ------------------    -------------------
                                                       3,231,981             1,815,029             1,458,117                923,542
Other Expense (income):
    Interest expense........................               8,171                 4,608                 4,466                  2,629
    Other (income), net.....................            (230,853)             (155,405)              (27,244)               (94,161)
                                               ------------------    ------------------    ------------------    -------------------

    (Loss) before minority interest
      in net (loss) of consolidated
      subsidiaries and income taxes.........          (1,756,129)              (49,084)             (730,779)               (61,392)

Minority interest in net losses
    of consolidated subsidiaries............              96,616                27,855                56,066                 56,052
                                               ------------------    ------------------    ------------------    -------------------

    Loss before taxes.......................          (1,659,513)              (21,229)             (674,713)                (5,340)


    Income taxes............................               2,400                 1,600                     0                    800
                                               ------------------    ------------------    ------------------    -------------------

    NET  LOSS...............................   $      (1,661,913)    $         (22,829)    $        (674,713)    $           (6,140)

Other comprehensive gain (loss),
net of tax
    Unrealized (loss) gain on available
      for sale securities...................              (2,735)               21,772                (4,954)                18,406
                                               ------------------    ------------------    ------------------    -------------------
    Comprehensive (loss) income.............   $      (1,664,648)    $          (1,057)    $        (679,667)    $           12,266
                                               ==================    ==================    ==================    ===================

Per share data:

    Net loss, basic.........................   $            (.37)    $            (.01)    $            (.15)    $             (.00)
    Net loss, diluted.......................   $            (.37)    $            (.01)    $            (.15)    $             (.00)
                                               ==================    ==================    ==================    ===================


                                                  BIOMERICA, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                                                    (UNAUDITED)
                                                    (CONTINUED)


                                                           Six Months Ended                          Three Months Ended
                                                              November 30                                November 30
                                                     1999                  1998                  1999                   1998
                                               ------------------    ------------------    ------------------    -------------------
Weighted average number of common
  and common equivalent shares:
       Basic and diluted....................           4,501,766             3,969,513             4,534,522             3,971,552
                                               ==================    ==================    ==================    ===================

The accompanying notes are an integral part of these statements.

                                                BIOMERICA, INC.

                                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                  November 30,
                                                                                      1999
                                                                                -----------------

Assets

Current Assets
    Cash and cash equivalents...................................................$      2,600,509
    Available for-sale securities...............................................         103,711
    Accounts receivable, less allowance for doubtful accounts...................       1,491,090
    Inventory...................................................................       3,116,759
    Notes receivable............................................................          30,994
    Prepaid expenses and other..................................................         450,265
                                                                                -----------------

         Total Current Assets ..................................................       7,793,328

Inventory, non-current..........................................................          25,000

Land held for investment........................................................          46,000

Property and Equipment, less accumulated depreciation and amortization..........         477,683

Intangible assets, net of accumulated amortization..............................         409,588

Other Assets....................................................................           6,756
                                                                                -----------------

                                                                                $      8,758,355
                                                                                =================


The accompanying notes are an integral part of these statements.


                                                 BIOMERICA, INC.

                                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                    November 30,
                                                                                        1999
                                                                                -------------------

Liabilities and Shareholders' Equity

Current Liabilities
    Line of credit............................................................. $          220,000
    Accounts payable and accrued liabilities...................................          1,142,971
    Accrued compensation.......................................................            279,340
                                                                                -------------------

          Total Current Liabilities.............................................         1,642,311

Minority interest...............................................................         2,246,244

Shareholders' Equity
    Common stock...............................................................            362,885
    Additional paid-in-capital.................................................         15,385,017
    Accumulated other comprehensive loss.......................................            (11,514)
    Accumulated deficit........................................................        (10,866,588)
                                                                                -------------------

Total Shareholders' Equity......................................................         4,869,800
                                                                                -------------------

Total Liabilities and Equity....................................................$        8,758,355
                                                                                ===================


The accompanying notes are an integral part of these statements.


                                                  BIOMERICA, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Six Months
                                                                                            Ended November 30
                                                                                     1999                      1998
                                                                               ----------------          ----------------
Cash flows from operating activities:

Net loss..................................................................     $    (1,661,913)          $       (22,829)

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization........................................             125,763                   117,805
     Realized gain on sale of marketable securities.......................              (1,113)                 (111,885)
     Minority interest in net loss of consolidated subsidiaries...........             (96,616)                  (27,855)
     Common stock issued for services rendered............................              16,000                         0
     Options and warrants issued for services rendered....................             715,230                     3,274
     Changes in current assets and liabilities:
       Accounts Receivable................................................             112,167                    89,666
       Inventories........................................................             (61,664)                 (401,906)
       Prepaid expenses and other current assets..........................            (153,525)                   21,204
       Accounts payable and other accrued liabilities.....................             128,120                    57,290
       Accrued compensation...............................................            (119,996)                  (60,933)
                                                                               ----------------          ----------------

Net cash used in operating activities.....................................            (997,547)                 (336,169)
                                                                               ----------------          ----------------

Net cash flows (used in) provided by investing activities:
     Disposal of fixed assets.............................................                   0                     2,309
     Purchases of property and equipment..................................            (159,828)                  (48,977)
     Sale of available-for-sale securities................................              20,417                   254,314
     Other assets.........................................................             124,073                    17,158
     Purchases of intangible assets.......................................                   0                   (76,675)
     Decrease (increase) in note receivable...............................              13,491                   (12,650)
                                                                               ----------------          ----------------
Net cash (used in) provided by investing activities......................               (1,847)                  135,479
                                                                               ----------------          ----------------

Cash flows from financing activities:
     Shareholder loan repayment..........................................                1,000                    35,000
     Stock repurchase.....................................................                   0                   (25,064)
     Private placement, net of offering costs.............................           1,965,557                         0
     Net borrowings on line of credit agreement...........................              40,000                   100,000
     Exercise of stock options............................................              18,941                     1,020
     Repurchase of minority interest......................................             (94,800)                      737
                                                                               ----------------          ----------------
Net cash provided by financing activities.................................           1,930,698                   111,693
                                                                               ----------------          ----------------

Net increase (decrease) in cash and cash equivalents......................             931,304                   (88,997)
                                                                               ----------------          ----------------

Cash at beginning of period...............................................           1,669,205                 1,840,575
                                                                               ----------------          ----------------

Cash at end of period.....................................................     $     2,600,509           $     1,751,578
                                                                               ================          ================


The accompanying notes are an integral part of these statements.

                                                         BIOMERICA, INC.

                                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                            FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999


                                                                          Accumulated
                                     Common Stock                         Other Com-
                              -------------------------   Additional      Prehensive                  Accumu-
                              Number of                   Paid-In         Income        Shareholder   Lated
                              Shares        Amount        Capital         (Loss)        Loan          (Deficit)       Total
                              -----------   -----------   -------------   -----------   -----------   -------------   ------------
Balance at
  May 31, 1999                 4,110,445    $  328,835    $ 12,703,339    $   (8,779)   $   (1,000)   $ (9,204,675)   $ 3,817,720

Private placement, net of
offering costs of $34,443        400,000        32,000       1,933,557                                                  1,965,557

Compensation expense in
  connection with options
  and warrants granted                                         715,230                                                    715,230

Change in unrealized
  gain (loss) on available                                                    (2,735)                                      (2,735)
  for sale securities

Shares issued for
Services rendered                  8,000           640          15,360                                                     16,000

Exercise of employee
  Stock options                   17,625         1,410          17,531                                                     18,941

Repayment of
  shareholder loan                                                                           1,000                          1,000

Net loss                                                                                                (1,661,913)    (1,661,913)
                              -----------   -----------   -------------   -----------   -----------   -------------   ------------
Balance at
  November 30, 1999            4,536,070    $  362,885    $ 15,385,017    $  (11,514)   $        0    $(10,866,588)   $ 4,869,800
                              ===========   ===========   =============   ===========   ===========   =============   ============

Note:  The authorized capital stock consists of 10,000,000 shares of common stock, par value $.08 per share.

The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


November 30, 1999

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, for a summary of significant accounting policies utilized by the Company.

(2) The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

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

(5) Reference is made to Note 5 & 10 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, for information on commitments and litigation.

(6) Aggregate cost of available-for-sale securities exceeded market value by approximately $11,514 at November 30, 1999.

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


                                                                        For the Six Months Ended November 30, 1999
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
     Loss attributable to common
      Shareholders..................................      $          (1,661,913)             4,501,766     $              (.37)
                                                                                                           ====================

Effect of dilutive securities - Options.............                                                 0
                                                          ----------------------    -------------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions..............      $          (1,661,913)             4,501,766     $              (.37)
                                                          ======================    ===================    ====================


                                                                        For the Six Months Ended November 30, 1998
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
     Loss attributable to common
      Shareholders..................................      $             (22,829)             3,969,513     $              (.01)
                                                                                                           ====================

Effect of dilutive securities - Options.............                                                 0
                                                          ----------------------    -------------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions..............      $             (22,829)             3,969,513     $              (.01)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended November 30, 1999
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
     Loss attributable to common
      Shareholders..................................      $            (674,713)             4,534,522     $              (.15)
                                                                                                           ====================

Effect of dilutive securities - Options.............                                                 0
                                                          ----------------------    -------------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions..............      $            (674,713)             4,534,522     $              (.15)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended November 30, 1999
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
     Loss attributable to common
      Shareholders..................................      $              (6,140)             3,971,552     $              (.00)
                                                                                                           ====================

Effect of dilutive securities - Options.............                                                 0
                                                          ----------------------    -------------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions..............      $              (6,140)             3,971,552     $              (.00)
                                                          ======================    ===================    ====================


(8) Financial information about foreign and domestic operations and export sales is as follows:

                                                                         For the Six Months Ended
                                                                         11/30/99           11/30/98
                                                                      -----------        -----------
Revenues from sales to unaffiliated customers:
United States                                                          $2,184,000         $2,369,000
Asia                                                                      140,000            243,000
Europe                                                                    741,000            880,000
South America                                                             205,000            322,000
Other                                                                     500,000            542,000
                                                                       -----------        -----------
                                                                       $3,770,000         $4,356,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Operating (loss) profit:

United States                                                          $(1,739,000)       $  (170,000)
Asia                                                                       (31,000)           (15,000)
Europe                                                                    (108,000)            (2,000)
South America                                                              (25,000)             2,000
Other                                                                      (76,000)           (15,000)
                                                                       ------------       ------------
                                                                       $(1,979,000)       $  (200,000)

(9) On June 11, 1999, the Company completed two private placement agreements to sell and issue a total of 400,000 (50,000 of which were sold to related parties) shares of the Company'common stock at $5.00 per share. The Company also issued 8,000 shares of common stock to a consultant for services rendered.

       On June 11, 1999, the Company issued 1,200,000 options to purchase shares of the Company's common stock to employees and non-employees. The purchase price of the options is $3.00 per share. The options are exercisable for a period of ten years. The Company recorded $58,806 related to the fair value of options granted to non-employees.

       On June 11, 1999, the Company issued 1,000,000 stock purchase warrants to an unaffiliated entity for consulting and fund raising services rendered. The holder was granted the right to purchase common stock at an exercise price of $3.00 per share through the year 2005. The Company valued these warrants at $1,362,880. Of this, $588,063 was expensed for consulting services and $588,063 was recorded as reduction of paid in capital.

       On June 11, 1999, the Company entered into a five year Back-End Processing Agreement with an unaffiliated entity. The unaffiliated entity will develop customized back-end processing to enable the Company to process customer prescription orders on-line and insurance claims and payments. In addition, the unaffiliated entity transferred and assigned to the Company the right, title and interest in and to the internet domain name "TheBigRx.com" and all rights to any trademark relating thereto. The Company issued 410,000 stock purchase warrants for these services. The holder is granted the right to purchase common stock at an exercise price of $5.00. The Company valued these warrants at $333,000 and will be expensing them over sixty months. During the six months ended November 30, 1999, $33,300 of this was expensed.

       On June 11, 1999, the Company entered into a Five Year Strategic Marketing Agreement with TheBigHub.com whereby the BigHub.com will provide strategic placement of advertising and marketing for Biomerica's BigRX.com on its website. The Company issued 250,000 stock purchase warrants for these services. The holder is granted the right to purchase common stock at an exercise price of $5.00. The Company valued these warrants at $203,000 and will be expensing them over sixty months. During the six months ended November 30, 1999, $20,300 of this was expensed.

       During the six months ended November 30, 1999, the Company recorded additional compensation expense of $14,761 related to the amortization of the fair value of options to purchase common stock previously issued.

       Between July 1, 1999 and December 31, 1999, the Company granted 424,000 Options to purchase shares of the Company's common stock to employees. The purchase price of the options ranges from $2.06 to $3.50 per share.

       On June 16, 1999, the Company entered into a Letter of Intent with an underwriter with respect to a secondary public offering. It is anticipated the offering will consist of approximately 1,500,000 to 1,700,000 shares of the Company's previously unissued common stock. The offering price per share will be subject to market and other conditions at the time of the offering. The Company is currently determining the best method and timing to access additional funding.

(10) The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year. This causes computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in computer failures and miscalculations. The effects of this issue will vary from system to system and may adversely affect an entity's operations and its ability to prepare financial statements. The Company has undertaken certain corrective actions to ensure that our hardware and software systems used to manage out business are Year 2000 compliant and will continue to function properly in the year 2000. However, there can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material. Additionally, there can be no assurance that the Year 2000 problem will not affect the Company by causing disruptions in the business operations of persons with whom the Company does business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Company.

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

       The Company has conducted a vendor and service provider compliance survey to determine which of the companies we deal with are addressing the Year 2000 issue and the progress they are making on it. No responses received by the Company's vendors and-or service providers indicate that their Year 2000 issues will adversely affect the Company.

       However, if the necessary providers of power, communications and other such providers of important services are not fully prepared for the Year 2000, the Year 2000 could have a material impact on the Company. The Company has no way of knowing how the Year 2000 will affect Internet functions and if Internet functions are interrupted, there could be a material impact on the Company.

       AIT outsources its computer needs to Biomerica. Lancer has upgraded its accounting and MRP software for its main frame computer system to be Year 2000 compliant. This software is actively supported by the developer. Lancer does not anticipate incurring significant additional costs to be completely Year 2000 compliant.

       As of January 11, 2000, the Company has not experienced any Year 2000 related problems internally and is not aware of any Year 2000 problems with vendors, customers or external Internet functions. However, the Company has no way of knowing whether there will be any future problems related to the Year 2000 issue and cannot guarantee that these would not have an adverse affect on the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS DISCUSSION AND ANALYSIS ARE FORWARD-LOOKING STATEMENTS THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS, THE ABILITY OF THE COMPANY TO DEVELOP AND MARKET NEW PRODUCTS, AVAILABILITY OF RAW MATERIALS, YEAR 2000 ISSUES AND THE STATE OF THE ECONOMY. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

     The quarter ending November 30, 1999 and subsequent month and a half period to the release of this Form 10-QSB included the following accomplishments:

         o We completed a clearly defined plan and strategy for our business-to-business e-healthcare division. We plan to be the first company to combine a proprietary point-of-care medication management system (ReadyScript(R)) with an online drugstore (TheBigRX.com(R)) designed to meet the needs of the physician, patient, health plan and pharmacy. As part of drafting that business plan, we completed and filed a Registration Statement as the first step of our efforts to raise additional funds for the development and marketing of our medication management system.

         o We completed hiring a capable and experienced core management team and staff for our new e-healthcare division.

         o     We strengthened and expanded our board of directors.

         o We made significant strides in the development and marketing of our ReadyScript medication management system. The ReadyScript system will allow physicians to generate and electronically send prescriptions via the Internet to retail, mail order and Internet pharmacies and managed care organizations. We have completed a demonstration version and are actively using it to market our prescription automation solution to medical groups. The product is still in development and is expected to be ready for beta deployment in the first half of calendar year 2000.

         o We launched a retail online drugstore (www.thebigrx.com) in December 1999. The launch occurred within the timeframe we had previously announced and was achieved at a cost significantly below that spent by any other public company launching an online drugstore. We initiated a "soft" launch of TheBigRX.com without any special promotion in order to obtain feedback on light traffic volumes in preparation for heavier volumes. We expect that a greater level of traffic and promotion originating from our business-to-business strategy, including affiliations with medical groups, will begin to have an effect as early as March 2000.

         o We launched the TheBigRX.com without the prescription component. We are in the process of obtaining all necessary regulatory approvals to provide prescription medication in all fifty states. We expect to have that process complete and launch the prescription portion of the store at approximately the same time as the implementation of the beta release of ReadyScript.

         o We redesigned our corporate website at www.biomerica.com. This site includes a summary of our e-commerce strategy.

         o We made strides in marketing EZ Detect in conjunction with the upcoming March 2000 National Colorectal Cancer Awareness Month. We expect significant increases in EZ Detect sales will result during the Company's fourth quarter.

     Consolidated net sales for Biomerica were $3,770,328 for the six months ended November 30, 1999 as compared to $4,356,323 for the same period in the previous year. This represents a decrease of $585,995 (13%). For the quarter then ended, sales were $1,945,744 as compared to $2,200,318 in the previous year. This represents a decrease of $254,574 (12%). Lancer Orthodontics (Lancer) had decreased sales of $415,606 for the six months and $146,848 for the quarter compared to the previous year. The sales decrease at Lancer was primarily attributable to decreased foreign sales due to decreased sales in Europe and South America. Within the U.S., sales were lower due to increased discounting as a result of competitive pressures. Biomerica sales decreased for the six months ended by $175,785 as compared to the six month period of the previous fiscal year and by $109,478 for the three month period. This decrease was primarily due to decreases in foreign sales. Allergy Immuno Technologies had a increase in sales of $5,396 for the six months and of $1,752 for the three month period.

     Cost of sales decreased for the six months by $224,017 (8%) and decreased by $188,516 (13%) for the quarter. Lancer had cost of sales as a percentage of sales of 66% for the six months and 62% for the quarter. At Lancer the six months increase was primarily attributable to fixed production costs not being absorbed into inventory due to decreased demand and the three months decrease was attributable to a decrease in production labor costs. Biomerica had cost of goods as a percentage of sales of 66% for the six months of fiscal 2000 as compared to 63% for the six months of fiscal 1999. Cost of sales as a percentage of sales for the three months of fiscal 2000 compared to fiscal 1999 were 67% and 63%, respectively. The increases were attributable to lower sales in relation to fixed costs.

     Selling, general and administrative expenses increased for the six months by $1,315,377 (83%) and increased for the three months by $468,056 (58%). Lancer's expenses increased $10,097 and decreased by $4,882 for the six and three month periods, respectively. Expenses at Biomerica increased by $1,240,200 and $453,182 for the six and three month periods due to expenses related to theBigRx division. Included in this are non-cash expenses in connection with issuance of options and warrants to strategical partners of $715,230 and $27,450 for the six and three months, respectively. AIT had increased expenses of $65,080 and $19,756 for the six and three month periods due to increased legal and accounting costs associated with new filings required by the Securities and Exchange Commission for bulletin board companies. In addition, AIT had higher payroll costs associated with business development.

     Research and development for the six months increased from $229,634 to $331,209 or $101,575 (44%) and for the three months from $114,182 to $180,701, or $66,519 (58%). For the six months, Lancer had increased product development costs of $37,783 and for the three months of $13,440 due to the development of a dental amalgam. Biomerica had increased expenses of $63,792 for the six months and $53,079 for the quarter primarily due to development costs for the ReadyScript software.

     Interest expense increased by $3,563 (77%) for the six months and by $1,837 (70%) for the three months due to increased debt and interest rates at Lancer.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 1999, the Company had cash and available-for-sale securities in the amount of $2,704,220, and working capital of $6,151,017. Biomerica is currently able to meet its costs of operations, development and expansion through both collection of trade accounts receivable and its working capital position. Lancer is currently able to meet its costs of operations through collection of trade accounts receivable, its working capital position and its line of credit.

       At November 30, 1999, Lancer had a $800,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (9.5% at November 30, 1999) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1999 was $121,464.

       The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. Lancer is not required to maintain compensating balances in connection with this lending agreement.

PART II.  OTHER INFORMATION



Item 1.        LEGAL PROCEEDINGS.  Inapplicable.

Item 2.        CHANGES IN SECURITIES.  Inapplicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Annual Meeting of the Company's stockholders was held on October 25, 1999. The matters voted on were set forth in the proxy statement dated September 15, 1999, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Exchange Act of 1934. The following summarizes the voting on each matter:

Proposal No. 1:  Election of Directors

               Name                    Yes                   Vote Withheld
               ----                    ---                   -------------

Dr. Carlos St. Aubyn Beharie           3,519,651             295,977
David Burrows                          3,602,093             213,535
Dr. Francis Cano                       3,602,493             213,135
Zackary S. Irani                       3,614,200             201,428
Dr. Philip Kaplan*                     3,604,700             210,928
Janet Moore                            3,614,475             201,153
Dr. Robert Orlando                     3,606,400             209,228

*Dr. Philip Kaplan passed away in October, 1999, prior to the Annual Meeting. Accordingly, as explained in the proxy statement, the proxy was voted for a nominee designated by the Board of Directors. This nominee was Allen Barbieri.


Proposal No. 2: Approval of Amendment to the Company's Certificate of Incorporation To Change the Company's Name to TheBigRX.com, Inc.

               Yes                     No                    Abstain
               ---                     --                    -------

               3,573,087               178,147               64,394

Proposal No. 3: Approval of Amendment to the Company's Certificate of Incorporation To Increase the Authorized Common Stock of the Company


               Yes                     No                    Abstain
               ---                     --                    -------

               3,421,017               329,937               64,674


Proposal No. 4: Approval of Amendment to the Company's Certificate of
Incorporation To Authorize Issuance of Preferred Stock

               Yes                     No              Abstain           Broker Non-Votes
               ---                     --              -------           ----------------

               1,242,902               367,916         134,686           2,085,124

Proposal No. 5: Approval of Restatement of the Company's Certificate of Incorporation

               Yes                     No              Abstain
               ---                     --              -------

               3,530,561               228,262         56,805

Proposal No. 6:  Approval of 1999 Stock Incentive Plan

               Yes                     No              Abstain           Broker Non-Votes
               ---                     --              -------           ----------------

               1,368,517               253,916         123,071           2,085,124

According to the provisions indicated in the Proxy Statement, all proposals were adopted.

Item 5.        OTHER INFORMATION.  Inapplicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2000




                                                    BIOMERICA, INC.


                                                    By: /S/ Zackary S. Irani
                                                        ------------------------
                                                    Zackary S. Irani, President
                                                     and Chief Executive Officer