Form 10QSB
period 2000-02-29
BIOMERICA INC
filed 2000-04-14
CIK 73290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

 x       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

         For the Quarter Period Ended February 29, 2000

         Transition Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the transition period from         to        .
                                                    -------    -------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,563,195 shares of Common Stock as of April 4, 2000.

                                 BIOMERICA, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM I    Financial Statements:

          Statements of Operations and Comprehensive Loss (unaudited) -
          Nine Months and Three Months Ended February 29, 2000 and
          February 28, 1999............................................... 2 & 3


          Balance Sheet (unaudited) - February 29, 2000 .................. 4 & 5


          Statements of Cash Flows (unaudited)
          Nine Months Ended February 29, 2000 and February 28, 1999....... 6 & 7


          Statement of Changes in Shareholders' Equity (unaudited) -
          Nine Months Ended February 29, 2000................................. 8


          Notes to Financial Statements.................................... 9-14


ITEM 2    Management's Discussion and Analysis of Financial Condition
          and Selected Financial Data..................................... 15-19

                           PART II - OTHER INFORMATION

          Other Information.................................................. 20


          Signatures......................................................... 20

                                             PART I - FINANCIAL INFORMATION
                                            SUMMARIZED FINANCIAL INFORMATION

                                                     BIOMERICA, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                       (UNAUDITED)

                                                           Nine Months Ended                Three Months Ended
                                                           February 29 and 28               February 29 and 28
                                                          2000           1999             2000             1999
                                                     --------------  --------------  --------------  --------------

Net Sales........................................    $   5,615,304   $   6,182,537   $   1,844,976   $   1,826,214

    Cost of sales................................        3,853,246       3,932,381       1,336,088       1,191,206
                                                     --------------  --------------  --------------  --------------
    Gross profit.................................        1,762,058       2,250,156         508,888         635,008
                                                     --------------  --------------  --------------  --------------

Operating Expenses:
    Selling, general and administrative..........        4,286,551       2,331,495       1,385,779         746,100
    Research and development.....................          467,882         336,674         136,673         107,040
                                                     --------------  --------------  --------------  --------------
                                                         4,754,433       2,668,169       1,522,452         853,140
                                                     --------------  --------------  --------------  --------------

Other Expense (income):
    Interest expense.............................           13,308           9,677           5,137           5,069
    Other income, net............................         (258,939)       (178,102)        (28,086)        (22,697)
                                                     --------------  --------------  --------------  --------------

    Loss  before minority
    interest in net losses of consoli-
    dated subsidiaries and income taxes                 (2,746,744)       (249,588)       (990,615)       (200,504)

Minority interest in net losses
    of consolidated subsidiaries.................          200,969          58,744         104,353          30,889
                                                     --------------  --------------  --------------  --------------

    Loss income before taxes.....................       (2,545,775)       (190,844)       (886,262)       (169,615)

    Income taxes.................................            2,400           2,400               0             800
                                                     --------------  --------------  --------------  --------------

    NET LOSS.....................................       (2,548,175)       (193,244)       (886,262)       (170,415)

Other Comprehensive Loss, net of tax:
    Unrealized loss on available for sale securities
                                                            (8,860)        (14,601)         (6,125)         (6,673)
                                                     --------------  --------------  --------------  --------------

    Total Comprehensive loss.....................    $  (2,557,035)  $    (207,845)  $    (892,387)  $    (177,088)
                                                     ==============  ==============  ==============  ==============

                                             PART I - FINANCIAL INFORMATION
                                            SUMMARIZED FINANCIAL INFORMATION

                                                     BIOMERICA, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                       (UNAUDITED)
                                                       (CONTINUED)

                                                           Nine Months Ended                Three Months Ended
                                                           February 29 and 28               February 29 and 28
                                                          2000           1999             2000             1999
                                                     --------------  --------------  --------------  --------------

Per share data:
    Net loss - basic.............................    $        (.57)  $        (.05)  $        (.20)  $        (.04)
                                                     ==============  ==============  ==============  ==============
    Net loss - diluted...........................    $        (.57)  $        (.05)  $        (.20)  $        (.04)
                                                     ==============  ==============  ==============  ==============

Weighted average number of common
and common equivalent shares
       Basic and diluted.........................        4,513,607       3,974,909       4,537,795       3,981,615
                                                     ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these statements.

                                                     BIOMERICA, INC.

                                         CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                                      February 29,
                                                                                                          2000
                                                                                                     --------------

Assets

Current Assets
    Cash and cash equivalents......................................................................  $   1,647,692
    Available for-sale securities..................................................................         97,587
    Accounts receivable, less allowance for doubtful accounts......................................      1,450,826
    Inventory......................................................................................      3,228,344
    Notes receivable...............................................................................         34,994
    Prepaid expenses and other.....................................................................        506,712
                                                                                                     --------------

         Total Current Assets .....................................................................      6,966,155

Inventory, non-current.............................................................................         25,000

Land held for investment...........................................................................         46,000

Property and Equipment, less accumulated depreciation and amortization.............................        470,902

Intangible assets, net of accumulated amortization.................................................        390,049

Other Assets.......................................................................................          6,756
                                                                                                     --------------

                                                                                                     $   7,904,862
                                                                                                     ==============

The accompanying notes are an integral part of these statements.

                                                     BIOMERICA, INC.

                                         CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                                      February 29,
                                                                                                          2000
                                                                                                     --------------

Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities......................................................  $   1,265,435
     Accrued compensation..........................................................................        266,223
     Line of credit................................................................................        220,000
                                                                                                     --------------

          Total Current Liabilities................................................................  $   1,751,658

Minority interest..................................................................................      2,141,977

Shareholders' Equity
     Common stock..................................................................................        363,245
     Additional paid-in-capital....................................................................     15,418,471
     Other comprehensive income....................................................................        (17,639)
     Accumulated deficit...........................................................................    (11,752,850)
                                                                                                     --------------

Total Shareholders' Equity.........................................................................      4,011,227
                                                                                                     --------------

Total Liabilities and Equity.......................................................................  $   7,904,862
                                                                                                     ==============

The accompanying notes are an integral part of these statements.

                                                     BIOMERICA, INC.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                                          2000            1999
                                                                                     --------------  --------------

Cash flows from operating activities:

Net loss...........................................................................  $  (2,548,175)  $    (193,244)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................................        188,804         178,901
     Provision for losses on accounts receivable...................................         (5,272)              -
     Realized gain on sale of available for-sale securities........................         (1,114)       (111,885)
     Minority interest in net loss of consolidated subsidiaries....................       (200,969)        (58,744)
     Common Stock options issued for services rendered.............................         16,000           3,927
     Common stock issued for rent..................................................              0          38,000
     Options and warrants issued for services rendered.............................        742,680               -
     Loss on disposal of fixed assets..............................................          1,703           2,310
     Changes in current assets and liabilities:
       Accounts Receivable.........................................................        157,703         233,534
       Inventories.................................................................       (173,249)       (439,281)
       Increase in insurance receivable............................................              -        (110,000)
       Prepaid expenses and other current assets...................................       (209,972)         63,941
       Accounts payable and other accrued liabilities..............................        250,584         114,844
       Accrued compensation........................................................       (133,113)       (108,325)
                                                                                     --------------  --------------

Net cash used in operating activities..............................................     (1,914,390)       (386,022)
                                                                                     --------------  --------------

Net cash flows (used in) provided by investing activities:
     Purchases of property and equipment...........................................       (198,252)        (80,481)
     Sales of marketable securities, net...........................................         20,417         254,314
     Other assets..................................................................        124,073          17,158
     Purchases of intangible assets................................................              -         (78,755)
     Note receivable...............................................................          9,491         (16,249)
                                                                                     --------------  --------------

Net cash (used in) provided by investing activities................................        (44,271)         95,987
                                                                                     --------------  --------------

Cash flows from financing activities:
     Shareholder loan repayment....................................................          1,000          56,000
     Stock repurchase..............................................................              -         (20,575)
     Private placement, net of offering costs......................................      1,965,557               -
     Net borrowings under line of credit...........................................         40,000         100,000
     Exercise of stock options.....................................................         25,305           5,045
     Repurchase of minority interest...............................................        (94,714)         (7,632)
                                                                                     --------------  --------------

                                                     BIOMERICA, INC.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                NINE MONTHS ENDED FEBRUARY 29 AND FEBRUARY 28, 2000 AND 1999

                                                                                          2000            1999
                                                                                     --------------  --------------

Net cash provided by financing activities..........................................      1,937,148         132,838
                                                                                     --------------  --------------

Net decrease in cash and cash equivalents..........................................        (21,513)       (157,197)
                                                                                     --------------  --------------

Cash at beginning of period........................................................      1,669,205       1,840,575
                                                                                     --------------  --------------

Cash at end of period..............................................................  $   1,647,692   $   1,683,378
                                                                                     ==============  ==============

The accompanying notes are an integral part of these statements.

                                                     BIOMERICA, INC.
                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                       FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000

                                       Common Stock                       Other
                            -----------------------------  Additional     Compre-
                              Number of                    Paid-In        hensive        Shareholder    Accumulated
                              Shares        Amount         Capital        Loss           Loan           Deficit        Total
                            -------------- -------------- -------------- -------------- -------------- -------------- --------------
Balance at
  May 31, 1999                  4,110,445  $     328,835     12,703,339  $      (8,779)        (1,000) $  (9,204,675) $   3,817,720

Private placement, net of
 offering costs of $34,443        400,000         32,000      1,933,557                                                   1,965,557

Change in unrealized
  gain on available
  for sale securities                                                           (8,860)
                                                                                                                             (8,860)

Compensation expense in                                                                                                     742,680
  connection with options
  and warrants granted                                          742,680

Shares issued for
  services rendered                 8,000            640                                                                     16,000
                                                                 15,360

Exercise of employee
  stock options                    22,125          1,770         23,535                                                      25,305
Repayment of
  shareholder loan                                                                              1,000                         1,000

Net loss                                                                                                  (2,548,175)    (2,548,175)
                            -------------- -------------- -------------- -------------- -------------- -------------- --------------

Balance at
  February 29, 2000             4,540,570  $     363,245  $  15,418,471  $     (17,639) $           0  $ (11,752,850) $   4,011,227
                            ============== ============== ============== ============== ============== ============== ==============

 The accompanying notes are an integral part of these statements.



                          NOTES TO FINANCIAL STATEMENTS


February 29, 2000

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

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $17,639 at February 29, 2000.

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

                                                                       For the Nine Months Ended February 29, 2000
                                                                     ----------------------------------------------
                                                                         Income          Shares        Per Share
                                                                      (Numerator)     (Denominator)      Amount
                                                                     --------------  --------------  --------------

Basic EPS -
     Loss available to common
      Shareholders.................................................  $  (2,548,175)      4,513,607   $        (.57)
                                                                                                     ==============

Effect of dilutive securities - Options............................              -               -
                                                                     --------------  --------------

Diluted EPS -
     Loss available to common share-
      holders plus assumed conversions.............................  $  (2,548,175)      4,513,607   $        (.57)
                                                                     ==============  ==============  ==============


                                                                       For the Nine Months Ended February 28, 1999
                                                                     ----------------------------------------------
                                                                         Income          Shares        Per Share
                                                                      (Numerator)     (Denominator)      Amount
                                                                     --------------  --------------  --------------

Basic EPS -
     Income available to common
      Shareholders.................................................  $    (193,244)      3,974,909   $        (.05)
                                                                                                     ==============

Effect of dilutive securities - Options............................              -               -
                                                                     --------------  --------------

Diluted EPS -
     Income available to common share-
      holders plus assumed conversions.............................  $    (193,244)      3,974,909   $        (.05)
                                                                     ==============  ==============  ==============

                                                                      For the Three Months Ended February 29, 2000
                                                                     ----------------------------------------------
                                                                         Income          Shares        Per Share
                                                                      (Numerator)     (Denominator)      Amount
                                                                     --------------  --------------  --------------

Basic EPS -
     Loss available to common
      shareholders.................................................  $    (886,360)      4,537,795   $        (.20)
                                                                                                     ==============

Effect of dilutive securities - Options............................              -               -
                                                                     --------------  --------------

Diluted EPS -
     Loss available to common share-
      holders plus assumed conversions.............................  $    (886,360)      4,537,795   $        (.20)
                                                                     ==============  ==============  ==============


                                                                      For the Three Months Ended February 28, 1999
                                                                     ----------------------------------------------
                                                                         Income          Shares        Per Share
                                                                      (Numerator)     (Denominator)      Amount
                                                                     --------------  --------------  --------------

Basic EPS -
     Income available to common
      shareholders.................................................  $    (170,415)      3,981,615   $        (.04)
                                                                                                     ==============

Effect of dilutive securities - Options............................              -               -
                                                                     --------------  --------------

Diluted EPS -
     Income available to common share-
      holders plus assumed conversions.............................  $    (170,415)      3,981,615   $        (.04)
                                                                     ==============  ==============  ==============

(8) Financial information about foreign and domestic operations and export sales is as follows:

                                                                       For the Nine Months Ended
                                                                         2/29/00        2/28/99
                                                                     --------------  --------------

Revenues from sales to unaffiliated customers:
United States                                                        $   3,160,000   $   3,384,000
Asia                                                                       258,000         346,000
Europe                                                                   1,220,000       1,304,000
South America                                                              260,000         387,000
Other                                                                      717,000         762,000
                                                                     --------------  --------------
                                                                     $   5,615,000   $   6,183,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Operating (loss) profit:                                                 2/29/00        2/28/99
                                                                     --------------  --------------


United States                                                        $  (2,628,000)  $    (351,000)
Asia                                                                       (59,000)        (37,000)
Europe                                                                    (163,000)         (4,000)
South America                                                              (30,000)          1,000
Other                                                                     (112,000)        (27,000)
                                                                     --------------  --------------
                                                                     $  (2,992,000)  $    (418,000)

(8) On June 11, 1999, the Company completed two private placement agreements to sell and issue a total of 400,000 (50,000 of which were sold to related parties) shares of the Company'common stock at $5.00 per share. The Company also issued 8,000 shares of common stock to a consultant for services rendered.

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

       On June 11, 1999, the Company entered into a five year Back-End Processing Agreement with an unaffiliated entity. The unaffiliated entity will develop customized back-end processing to enable the Company to process customer prescription orders on-line and insurance claims and payments. In addition, the unaffiliated entity transferred and assigned to the Company the right, title and interest in and to the internet domain name "TheBigRx.com" and all rights to any trademark relating thereto. The Company issued 410,000 stock purchase warrants for these services. The holder is granted the right to purchase common stock at an exercise price of $5.00. The Company valued these warrants at $333,000 and will be expensing them over sixty months. During the nine months ended February 29, 2000, $49,938 of this was expensed.

       On June 11, 1999, the Company entered into a Five Year Strategic Marketing Agreement with TheBigHub.com whereby the BigHub.com will provide strategic placement of advertising and marketing for Biomerica's BigRX.com on its website. The Company issued 250,000 stock purchase warrants for these services. The holder is granted the right to purchase common stock at an exercise price of $5.00. The Company valued these warrants at $203,000 and will be expensing them over sixty months. During the nine months ended February 29, 2000, $30,450 of this was expensed.

       During the nine months ended February 29, 2000, the Company recorded additional compensation expense of $15,423 related to the amortization of the fair value of options to purchase common stock previously issued.

       As of March 21, 2000 options to purchase 440,000 shares of common stock have been granted under the 1999 Stock Incentive Plan and the grant of options to purchase an aggregate of 170,000 shares of common stock are pending approval of the Company's Board of Directors. The purchase price of the options ranges from $2.06 to $3.69 per share.

       On June 16, 1999, the Company entered into a Letter of Intent with an underwriter with respect to a secondary public offering. If an offering were to occur the offering price per share will be subject to market and other conditions at the time of the offering. The Company is currently determining the best method and timing to access additional funding and the Company's efforts in this area have been progressing.


(9) The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year. This causes computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in computer failures and miscalculations. The effects of this issue will vary from system to system and may adversely affect an entity's operations and its ability to prepare financial statements. The Company has undertaken certain corrective actions to ensure that our hardware and software systems used to manage out business are Year 2000 compliant and will continue to function properly in the year 2000. However, there can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material. Additionally, there can be no assurance that the Year 2000 problem will not affect the Company by causing disruptions in the business operations of persons with whom the Company does business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Company.


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

       AIT outsources its computer needs to Biomerica. Lancer has upgraded its accounting and MRP software for its mainframe computer system to be Year 2000 compliant. This software is actively supported by the developer. Lancer does not anticipate incurring significant additional costs to be completely Year 2000 compliant.

       As of March 21, 2000, the Company has not experienced any Year 2000 related problems internally and is not aware of any Year 2000 problems with vendors, customers or external Internet functions. However, because of the complexity of the Year 2000 issue, the Company has no way of knowing whether there will be any future problems related to the Year 2000 issue and cannot guarantee that these would not have a material adverse affect on the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS DISCUSSION AND ANALYSIS ARE FORWARD-LOOKING STATEMENTS THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS, AVAILABILITY OF RAW MATERIALS AND THE STATE OF THE ECONOMY. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Included in consolidated results of operations are the results of Biomerica, Inc. through its two divisions: the diagnostics products division and the e-health division; and the results of its controlling interests in two publicly traded subsidiaries: Lancer Orthodontics, Inc. (NasdaqSC: LANZ) and Allergy Immuno Technologies (OTC: ALIM).

Management believes that the Company has been highly productive since June 1999, when $2 million in capital was raised through a private placement offering to start a business-to-business e-health internet division.

During the second and third fiscal quarters and subsequent month and a half period to the release of this Form 10-QSB the following were accomplished:

1. An e-health division was established with a business-to-business focus and business model. Our plan is to be a leading company in the rapidly emerging wireless point-of-care handheld prescribing industry. Our e-health division is the first to combine a proprietary point-of-care medication management system (ReadyScript(r)) with the value added benefits of a private label/co-branded online drugstore (TheBigRX.com).

2. Significant strides in the development and marketing of our ReadyScript medication management system have been made. ReadyScript will allow physicians to generate and send prescriptions via fax or the internet to retail, mail order and Internet pharmacies.

         ReadyScript operates on wireless handheld or desktop computing systems to provide physicians with critical medication and patient information and allows them to issue and route prescriptions directly to pharmacies while meeting with patients (at the point of care). The system reduces the potential for dispensing errors and fraud, and will help improve treatment outcomes as well as increase revenues. The ReadyScript system will ultimately provide physicians access to other health care information (laboratory results, etc.) and connectivity with their patients.

         Specific Readyscript progress includes:

         o Two large Southern California physician groups have signed contracts to participate in the alpha, beta and commercial deployment of ReadyScript with the intent of utilizing the ReadyScript system when it is complete. Two more large Southern California groups have expressed interest in entering into contracts with us. Upon completion of these contracts and full deployment of the product, ReadyScript is expected to be the leading prescription automation software being implemented in Southern California.

         o We are actively marketing our prescription automation solution to medical groups, insurance companies, pharmacy benefit managers and chain drugstores.

         o ReadyScript is expected to be ready for commercial release in the second half of calendar year 2000.

3. A Registration Statement was filed as the first step of our efforts to raise additional money to fund the development and marketing of our e-health division's wireless handheld point-of-care solution. We have been making progress in our capital raising activities. Management is actively determining the best method and timing to access additional funding.

4. We completed hiring an experienced core management team and staff for our new e-health division. We are continuing to add other talented individuals to that team.

5. Our board of directors was strengthened and expanded with the addition of four new outside directors.

6. In December 1999 our e-health division launched an online drugstore, www.TheBigRX.com., which can be private labeled or co-branded as well as used by consumers. The launch occurred on schedule at a cost significantly below that spent by any other public company launching an online drugstore. We expect our business-to-business strategy, of co-branding/private-labeling our online drugstore with partner medical groups and health plans will be the main business driver. We do not intend to spend significant sums promoting the site via the traditional advertising methods used by other leading online drugstores. Instead, we are using our business affiliations, directories, "search" and "compare" engines, and other forms of innovative promotional campaigns to generate traffic.

         We are in the process of obtaining all necessary regulatory approvals to provide prescription medication in all fifty states. We expect to have that process complete and launch the prescription service portion of the store at approximately the same time as the commercial release of ReadyScript.

7. We redesigned our corporate website, www.biomerica.com. This site includes a summary of our e-commerce strategy. We intend to continue to expand this site to e-commerce enable online ordering of Biomerica's diagnostic product line and improve investor communications.

8. In March the diagnostics division launched a new website, www.ezdetect.com. The site offers extensive information and resources on colorectal cancer prevention and early detection and online ordering of EZ Detect tests. The site has attracted national media exposure and thousands of visitors and purchasers from our free EZ Detect offer (shipping is $3.65) in support of National Colorectal Cancer Awareness Month. Due to ongoing publicity for the national awareness campaign, we have extended the offer through May 31, 2000. Our diagnostics division will continue to make efforts to increase awareness of this product and colorectal cancer prevention and early detection to the over 75 million individuals age 50 and over and the over 41 million individuals between the ages of 40 and 50 that this site is intended to serve.

9. The e-health division began developing a complementary and innovative health site that we plan to launch in the second half of calendar 2000.

10. Our diagnostics division signed an exclusive two-year agreement with a major Italian medical diagnostic products distributor to market and distribute our Allerquant Med90 food allergy kit in Italy.

11. Our diagnostics division introduced to the international market only its new GliaQuant(TM) test to detect and monitor the presence of gliadin, a protein that causes Celiac disease in many individuals worldwide.

Revenues

    For the third quarter ended February 29, 2000, consolidated sales were $1,844,976 compared to $1,826,214 in prior year third quarter sales. This represents an increase of $18,762 (1%). The revenue growth is primarily attributable to e-health division revenues and an increase in sales at Lancer Orthodontics.

    For the nine months ended February 29, 2000, consolidated sales were $5,615,304 compared to $6,182,537 for the same period in the previous year. This represents a decrease of $567,233 (9%). For the nine-month period Lancer Orthodontics (Lancer) had decreased sales of $372,473, Biomerica had decreased sales of $203,092 and AIT had a sales increase of $8,332.

    The decline in year-to-date sales for Lancer is primarily attributable to decreased foreign sales due to social policy changes in Germany and economic conditions in Brazil. The sales decrease at Biomerica was primarily attributable to lower foreign sales in Asia.

    Lancer has obtained new distributors in other countries to increase foreign sales. Lancer remains very active in investigating new products that will contribute strategically to its overall product line. Biomerica is in the process of creating media and consumer awareness of certain of its products and establishing contracts and programs with independent sales organizations conducting mass health screening programs to increase sales of certain of its diagnostic products.


Profits and Losses

    For the third quarter ended February 29, 2000, the consolidated net loss was $886,262 compared to a net loss of $170,415 for the same period in the previous year. For the nine months ended February 29, 2000, the net loss was $2,548,175 compared to $193,244 for the same period in the previous year. The loss is primarily attributable to increased operating expenses associated with starting the e-health division. We anticipate that our e-health business will be reporting continuing losses and will make increased fixed asset investments over the next year as our e-health division business plan is implemented.

Costs and Expenses

    For the third quarter ended February 29, 2000, consolidated Cost of Sales were $1,336,088 compared to $1,191,206 in the prior year third quarter. Costs of sales as a percentage of sales were 72% for the third quarter ended February 29, 2000 compared to 65% for the prior year third quarter. The decrease in gross profit margin was attributable to increased manufacturing labor costs as well as manufacturing fixed costs as a result of building up inventory in anticipation of increased fourth quarter sales.

    For the nine months ended February 29, 2000, consolidated Cost of Sales were $3,853,246 compared to $3,932,381 for the same period in the previous year. Costs of sales as a percentage of sales were 69% for the nine months ended February 29, 2000 compared to 64% for the prior comparable period. Lancer cost of sales as a percentage of sales increase was primarily due to fixed costs of the Mexicali location not producing at full capacity. Cost of goods as a percentage of sales at Biomerica increased due to increased manufacturing labor costs as well as manufacturing fixed costs resulting in a larger percentage of sales due to the lower sales volume and build up of inventory for fourth quarter sales.

    For the third quarter ended February 29, 2000, Selling, General and Administrative expenses were $1,385,779 compared to $746,100 in the prior year third quarter. The increase is primarily attributable to the operating costs of the e-health division.

    For the nine months ended February 29, 2000, consolidated Selling, General and Administrative expenses were $4,286,551 compared to $2,331,495 for the same period in the previous year. The increases are primarily attributable to the operating costs of the e-health division. Included in the nine-month cost was $660,134 in one-time, non-cash expenses related to the issuance of options and warrants. Also, AIT had increased expenses of $85,878 for the nine months and $20,799 for the three months due higher costs related to legal and accounting costs associated with the filing of AIT's Form 10-SB, Form 10-KSB and Form 10-QSBs, which were not required to be filed in the prior fiscal year.

    For the third quarter ended February 29, 2000, Research and Development costs were $136,673 compared to $107,040 in the prior year third quarter. Increases at Biomerica were primarily attributable to the costs associated with the development of the ReadyScript software.

    For the nine months ended February 29, 2000, consolidated Research and Development costs were $467,882 compared to $336,674 for the same period in the previous year an increase of $131,208 (39%). Increases were primarily attributable to the costs associated with the development of the ReadyScript software.

    Interest expense increased by $3,631 (38%) for the nine months and by $68 (1%) for the three months due to borrowings against the line of credit and an increase in the interest rate at Lancer.

Liquidity and Capital Resources

    As of February 29, 2000, the Company had cash and available-for-sale securities in the amount of $1,745,279. Working capital was $5,214,497. Management is currently exploring capital raising options to increase our cash reserves to fund the build out of the e-health business until that business is able to sustain itself from continuing operations.

    At February 29, 2000, Lancer had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (10.0% at February 29, 2000) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 29, 2000 was $103,297. The line of credit expires on November 3, 2000. Lancer is not required to maintain compensating balances in connection with this borrowing arrangement.

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

Date: April 4, 2000



                                                     BIOMERICA, INC.


                                                     By: /s/ Zackary S. Irani
                                                        ------------------------
                                                     Zackary S. Irani, President
                                                     and Chief Executive Officer