Form 10KSB40
period 2000-05-31
BIOMERICA INC
filed 2000-09-13
CIK 73290

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2000            COMMISSION FILE NUMBER: 0-8765
--------------------------------------            ------------------------------

                                BIOMERICA, INC.
                    ------------------------------------
                    (Small Business Issuer in its Charter)

          DELAWARE                                                95-2645573
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1533 MONROVIA AVENUE, NEWPORT BEACH, CA                             92663
---------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

         Issuer's Telephone Number:                            (949) 645-2111
         --------------------------                             -------------

         Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)              (Name of each exchange on which registered)
 -------------------                -----------------------------------------
        NONE                                          NASDAQ

         Securities registered under Section 12(g) of the Exchange Act:
                             (Title of each class)
                         -----------------------------
                         COMMON STOCK, PAR VALUE $0.08

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[x] NO[_]
                                                          ------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
---

State issuer's revenues for its most recent fiscal year:  $8,033,708.

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer (based upon 3,896,865 shares held by non-affiliates and the closing price of $1.3125 per share for Common Stock in the over-the-counter market as of August 21, 2000): $5,114,635.

Number of shares of the issuer's common stock, par value $0.08, outstanding as of August 21, 2000: 4,578,623 shares.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's proxy statement for its 2000 Annual Meeting of Stockholders is incorporated into Part III hereof. Also incorporated by reference are the Annual Reports on Form 10-KSB for the fiscal year ended May 31, 2000, for Lancer Orthodontics, Inc.

Transitional Small Business Disclosure Format                 YES [_]   NO [X]
------------------------------------------------------------------------------

                                    PART I*

  ITEM 1.   DESCRIPTION OF BUSINESS
            -----------------------

  THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND
  SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS DUE TO ITS NEW BUSINESS MODEL AND EXPANSION PLANS AND THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY WILL BE COMPETING. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, YEAR 2000 ISSUES, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                                   BUSINESS

                                   OVERVIEW

THE COMPANY

     Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. We have three subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontics products, Allergy Immuno Technologies, Inc.("AIT"), which is engaged in providing specialized laboratory testing services and ReadyScript, Inc. ("ReadyScript"), which is a development stage company which that was created to provide wireless handheld point of care systems to physicians. Both Lancer and AIT are majority-controlled subsidiaries, while ReadyScript is a wholly owned subsidiary of Biomerica. Our business is focused in two separate areas, our diagnostic business and our proposed point-of-care wireless handheld technology solutions. We also continue to develop products for the diagnostics business.

     We conduct our medical device business through Biomerica, Lancer and AIT. We operate as a global medical technology company primarily engaged in developing, manufacturing and distributing medical diagnostic products for early detection and monitoring of chronic diseases to facilitate prevention and cure. We use our expertise to manufacture products in the areas of diabetes, allergy, cancer, gastroenterology, cardiology and endocrinology. Our customers include medical schools and universities, pharmaceutical companies, health maintenance organizations, hospitals, clinics, commercial laboratories, physician's offices, drugstores and individual customers.

     We intend to conduct our proposed wireless point-of-care business through ReadyScript. In June 1999, we raised $2 million in equity to develop the infrastructure of our e-health business, now incorporated as ReadyScript, Inc. Since that time we have used proceeds for developing an on-line drugstore and ReadyScript's infrastructure (a wireless medication management system that enable physicians to wirelessly transmit legible, pre-qualified formulary-compliant prescription orders directly to the patient's choice of pharmacy).

In order to focus our efforts on the point of care portion of our e-health business, we have closed our former online drugstore, the bigrx.com

                          OUR MEDICAL DEVICE BUSINESS

     Our existing medical device business is conducted through three companies:
(1) Biomerica, Inc., engaged in the diagnostic products field; (2) Lancer Orthodontics, Inc., engaged in orthodontic products; and (3) Allergy Immuno Technologies, Inc., engaged in allergy-related testing services.

BIOMERICA - DIAGNOSTIC PRODUCTS

     Biomerica develops, manufactures, and markets medical diagnostic products designed to detect certain medical conditions and diseases, such as, certain cancers, heart attack, fertility, gastritis and ulcers, diabetes and candida.

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

     Our clinical laboratory diagnostic products include tests for thyroid conditions, yeast infections, H. pylori, and others. These diagnostic test kits utilize enzyme immunoassay or radioimmunoassay technology. Some of these products have not yet been submitted for clearance by the FDA for diagnostic use, but can be sold in various foreign countries.

     Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through prompt diagnosis and early detection. Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. Our objective has been to develop rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation.

     Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. The majority of our over-the-counter tests are FDA cleared. We believe that such tests are as accurate as laboratory tests when used properly, require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

LANCER ORTHODONTICS, INC. -- ORTHODONTIC PRODUCTS

     Lancer is engaged in developing, manufacturing, and selling orthodontic products including, among others, ceramic brackets and wires. Lancer is established in the field of orthodontics and its products are sold worldwide through a direct sales force and distributors.

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

ALLERGY IMMUNO TECHNOLOGIES, INC. -- ALLERGY SERVICES

     AIT has been providing clinical testing services to doctors, clinics and drug firms in specialized areas of allergy and immunology determinations. AIT also owns four patents covering several inventions relating to the therapeutic treatment of allergy.

AIT employs one medical technologist and one technician, and receives substantial assistance from Biomerica whose laboratory is contiguous to that of AIT.

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

     All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control unit that monitors and evaluates product quality and output. In addition, we employ a qualified external quality assurance consultant who monitors procedures and provides guidance in conforming with the Good Manufacturing Practices regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for raw materials procurement and we believe that material availability in the foreseeable future does not pose a primary constraint for us in our relevant ranges of production.

     Lancer currently utilizes a manufacturing subcontractor to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. The current agreement allows for the pass through of actual costs plus a weekly administrative fee. This gives Lancer greater control over all costs associated with the manufacturing operation. During 1999, Lancer extended the Manufacturing Agreement through December, 2003. Lancer has retained an option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2000, this obligation was approximately $256,000. Such obligation is contingent in nature and accordingly has not been accrued in the financial statements.

RESEARCH AND DEVELOPMENT

     Biomerica is engaged in research and development to broaden its diagnostic product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment. Lancer is engaged in development programs to improve and expand its orthodontic products and production techniques. Lancer consults frequently with practicing orthodontists.

     Research and development expenses incurred by Biomerica for the years ended May 31, 2000 and 1999 aggregated $898,000 and $459,000, respectively. These expenses included approximately $184,000 and $165,000 for fiscal 2000 and 1999, respectively, for Lancer's product development.

     In fiscal 1999, development costs of $47,000 and equipment and leasehold costs of $32,000 were incurred by Lancer in the development of PARAGON(TM), a dental amalgam.

MARKETS AND METHODS OF DISTRIBUTION

     Biomerica has approximately 320 current customers for its diagnostic business, of which approximately 60 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

     We rely on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market our diagnostic products. We target three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter drug stores. Separate marketing plans are utilized in targeting each of the three markets.

     Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its fiscal year, Lancer had five sales representatives, all in the United States, all of whom are employees of Lancer.

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

BACKLOG

     At May 31, 2000 and 1999 Biomerica and Allergy Immuno Technologies, Inc. had no backlog of product orders. As of May 31, 2000 and 1999, Lancer had a backlog of $146,000 and $213,000, respectively.

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


COMPETITION

     Immunodiagnostic products are currently produced by more than 100 companies, a majority of which are located within the United States. Biomerica and its subsidiaries are not a significant factor in the market. Allergy diagnostic products are currently produced by over ten competitors, and there are approximately the same number producing allergy therapeutics.

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

     Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are: Unitek, a subsidiary or division of 3M; "A" Company, a private company; Ormco, a subsidiary or division of Sybron; RMO Inc., a private company; American Orthodontics, a private company; GAC, a foreign company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, have more diversified product lines and have financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of these seven major competitors or other competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved recognition of both its name and its products.

     With respect to AIT, the independent clinical laboratory industry in the U.S. and in California is highly competitive and fragmented. According to one industry source, there are approximately 4,500 independent clinical laboratories in the U.S. These independent clinical laboratories fall into two separate categories: (1) smaller, local laboratories that generally offer fewer tests and services and (2) larger laboratories. The Company is a small laboratory.


GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

     As part of our diagnostic business, we sell products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the Food and Drug Administration (the "FDA"), the United States Drug Enforcement Agency (the "DEA"), Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters.

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

     In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2001. We are also registered with the Department of Health and Human Services, Public Health Service of the FDA as a Device establishment. This registration expires on February 28, 2001. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2001), and two permits from the USDA, one expiring on January 28, 2001 and the other expiring on June 30, 2001. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

     Through compliance with FDA and California regulations, we can market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a "CE Mark" in order to be sold in EU countries. The directive goes into effect beginning March 2003. The Company has already started the application process and believes it will be compliant by the time the "CE Mark" directive becomes effective. At present the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

     Lancer is licensed to design, manufacture, and sell orthodontic appliances and is subject to the Code of Federal Regulations, Section 21, parts 800-1299. The FDA is the governing body that assesses and issues Lancer's license to assure that it complies with these regulations. Lancer is currently licensed, and its last assessment was in November 1997. Also, Lancer is registered and licensed with the state of California's Department of Health Services.

     Effective June 18, 1998, fifteen major European countries are requiring a CE (European Community) certification to sell products within their countries. In order to obtain this CE certification Lancer retained British Standards Institution (BSI) to evaluate Lancer's quality system. Lancer's quality system is imaged under International Standards Organization (ISO) 9002. ISO 9002 is an internationally recognized standard in which companies establish their methods of operation and commitment to quality. There are 20 clauses for which Lancer has developed standard operating procedures in accordance with these ISO 9002 requirements.

     EN 46002 is the medical device directive (MDD) for the European Community. Strict standards and clauses within the MDD are required to be implemented to sell within the European Community. In order for Lancer's medical devices to be sold within the European Community with the CE Mark, Lancer must fully comply with the EN 46002 requirements. Lancer has also constructed a technical file that gives all certifications and risk assessments for Lancer's products as a medical device (the "Product Technical Files").

     With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community.

     AIT currently holds an annually renewed clinical laboratory license with the Department of Health Services, State of California. The current license expires December 31, 2000. The Company also holds a clinical laboratory license from the state of Florida. This current license expires November 11, 2000 and is renewed every two years. The Company holds a CLIA Certificate of Compliance, which is a requirement of the Federal government for clinical laboratories. This certificate expires in February 2001 and is renewed every two years. Although the Company has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.

                             OUR E-HEALTH BUSINESS

   Our e-health business is conducted through ReadyScript.

READYSCRIPT - E-HEALTH TECHNOLOGY

     Our e-health division was established in November 1998 to capitalize on the emerging market for healthcare technology. We have fortified the ReadyScript management with a team of executives possessing extensive healthcare industry and technology-based experience.

     ReadyScript is engaged in developing point-of-care, wireless handheld technology solutions for the healthcare industry. The Company's first product offering is invested to be ReadyScript-Rx, a wireless medication management system that has been designed to enable physicians to provide legible, pre-qualified, formulary-compliant prescription orders directly to the patient's choice of pharmacy. The ReadyScript point-of-care technology system is being designed to automate today's inefficient and manual processes, substantially reduce healthcare and administrative costs, increase efficiency and enhance patient satisfaction. The Company plans to complement ReadyScript-Rx with other point-of-care applications such as ReadyScript-lab, ReadyScript-Imaging, ReadyScript-Encounter/Billing, ReadyScript-Vitals and ReadyScript-referral currently under development.

     The Company's proprietary solution utilizes an embedded relational database installed directly on a wireless handheld computer that is small enough to fit into the pocket of a physician's lab coat. The system will be supported by a wireless local area network (LAN) in the physician's office that is controlled and maintained by ReadyScript. The Company believes that wireless LANs offer (i) stronger in-building coverage and thus enhanced reliability and performance;
(ii) greater bandwidth to support additional point-of-care applications; (iii) greater speed and (iv) higher security.

     ReadyScript's strategy is to forge strategic relationships with large and mid-size physician groups to rapidly achieve high physician adoption of the ReadyScript-Rx system in strategic markets throughout the nation. To date, the Company has signed agreements with four highly respected and leading medical groups: Facey Medical Group, HealthCare Partners Medical Group, Talbert Medical group and another major medical group on the West Coast. These groups represent more than 4,000 physicians and provide care to over 600,000 managed care lives. Three of these groups have signed exclusive 5-year agreements.

     The First ReadyScript-Rx application is currently being tested in two of the four medical groups. The Company plans to beta test six (6) new software applications outlined above with the Company's leading physician group partner beginning in September/October 2000.

     The First ReadyScript-Rx system, with future applications being developed, is offered to medical group practices at a nominal monthly subscription fee per physician. However, the Company plans to derive the majority of its revenue from transaction fees and data management fees collected from health plans, pharmacy benefit managers (PBMs), mail order pharmacies and retail pharmacy chains.

     In order to focus our efforts we have closed operations of our former online drugstore, the BigRx.com. The operations were shut down in August 2000 due to insignificant revenue and non-performance by the other party of a third party backend processing agreement.

HEALTHCARE INFORMATION TECHNOLOGY

     Though traditional desktop and laptop computers can bring enhanced efficiencies to physician offices, the Company believes that handheld computers are much better for use at the point-of-care, since they are lightweight, fit easily into a lab coat, turn on instantly, and have long battery lives. Early corporate users of handheld computers integrated into network environments, such as FedEx and UPS, have seen tremendous benefits from this form of computing. Only recently has handheld technology become advanced enough to support the complex information needs of physician practices, and begun to experience wider physician acceptance. Harvard Medical School, for example, began acclimating physicians to handheld technology in 1995 by requiring its students to have a handheld computer. With technology becoming more powerful and more affordable, we believe physicians will increasingly use these tools in their practices.

MEETING THE NEEDS OF THREE KEY AUDIENCES

THE PHYSICIAN

     We are developing our ReadyScript technology to streamline the prescribing of pharmaceuticals through automation and provide physicians immediate access to critical information. We believe ReadyScript's benefits to physicians include:

       . PROMOTING RATIONAL, COST-EFFECTIVE AND OPTIMAL DRUG THERAPIES. We can provide physicians immediate access to up-to-date best practice guidelines for medications and formulary preferred drug information when making their prescribing decisions. We believe this will save physicians and insurers money on overall healthcare costs, and save patients money spent out-of-pocket for non-preferred drugs.

       . STREAMLINING THE PRESCRIBING PROCESS. Electronically transmitted prescriptions do not need to be handwritten, phoned or faxed into the pharmacy. Likewise, pharmacists do not need to phone physician offices to verify prescriptions. We believe this will save time and increase productivity for physicians and pharmacies alike.

       . EMPOWERS PHYSICIANS. We believe our ReadyScript technology will provide physicians greater confidence in their patient management decisions, as they will have immediate access to pertinent patient information and current best practice standards. We believe they will also be able to reference up-to-date chronic disease management information amassed from various health information sources to help educate their patients and increase patient compliance.

       . INCREASING PATIENT SATISFACTION. Physicians should be able to build patient satisfaction by providing patients the convenience of having prescriptions ready for pick up or mailed directly to them.

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

THE INSURER

     The benefits of our ReadyScript technology to the insurer overlap with many of the same benefits for physicians. We believe additional benefits to insurers include:

     . IMPROVED FORMULARY COMPLIANCE. We believe physicians can make more compliant prescribing decisions with the benefit of immediate online access to the insurer's formulary preferences.

     . REDUCED ADMINISTRATIVE BURDEN AND IMPROVED CUSTOMER SATISFACTION. We expect insurers will realize a reduction in phone calls to their customer service departments regarding formulary guidelines and prescription approvals. We believe this should result in increased physician and patient satisfaction, which can help reduce the number of patients who may consider changing insurance plans.

     . INCREASED MAIL-ORDER PHARMACEUTICAL FULFILLMENT. Electronic prescriptions routed directly to the insurer's designated mail-order pharmacy should contribute to lower overall pharmacy costs.

     . IMPROVED CLINICAL OUTCOMES. We expect insurers will benefit from lower overall healthcare costs associated with following best practice guidelines for medication, improving clinical outcomes, and minimizing adverse drug reactions.

     We anticipate insurers will support our technology to address their escalating healthcare and pharmacy costs, improve their medical-loss ratios, and improve their financial viability.


THE PATIENT

 For patients, ReadyScript provides many value-added services and benefits, including:

     . IMPROVED CLINICAL OUTCOMES. We expect patients will benefit from the improved health and reduced adverse reactions resulting from their physicians' appropriate and optimal drug prescribing practices.

     .  Convenience

     . Possible reduction of medication errors as a result of 1) poor handwriting and transcription errors and 2) adverse drug interactions. We also expect that ReadyScript will help reduce these errors at the point of care.


     We anticipate that patients will be empowered to be more active in managing their health, and be more secure in the care they are receiving.

OPERATIONS AND TECHNOLOGY

     We believe our ReadyScript product is easy to use. It is was designed to operate on the various Microsoft platforms including desktop and handheld operating system environments. Built-in state-of-the-art security features are planned to prevent unauthorized access to the ReadyScript system.

COMPETITION

     There are many competitors for the ReadyScript system, however we believe there are only two other competitors that use a wireless LAN. We believe that the unique features of ReadyScript offer substantial benefits to users. However, our competitors vary greatly in size. Some are divisions of larger, well established medical companies which are much larger than Biomerica and can expend substantially greater resources then ReadyScript.

GOVERNMENT REGULATION OF OUR READYSCRIPT BUSINESS

     Automated prescribing and the electronic routing of prescriptions to pharmacies are governed by state and federal law. States have varying prescription format requirements, which will be incorporated into ReadyScript. Many states permit electronic, and/or faxed prescriptions. Many existing laws and regulations when enacted, did not contemplate the methods of e-commerce now being developed. The laws of several states and the DEA, which governs controlled substances, neither specifically permit nor specifically prohibit electronic transmission of prescription orders. Given the rapid growth of the Internet, it is anticipated that many states, as well as the DEA, will directly address these areas with regulation in the near future.

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

FOREIGN BUSINESS

     All of our fixed assets, excluding some of Lancer, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Biomerica and its consolidated subsidiaries:

                                                                                 YEAR ENDED MAY 31,
                                                              ----------------------------------------------------
                                                                    2000                                   1999
                                                              ------------------------         -------------------
Revenues from sales to:
 United States customers................................           $   4,451,000/55.4%         $  4,638,000/53.4%
 Asia...................................................                 349,000/ 4.3%              426,000/ 4.9%
 Europe.................................................               1,683,000/21.0%            1,710,000/19.7%
 South America..........................................                 543,000/ 6.8%              749,000/ 8.6%
 Other foreign..........................................               1,008,000/12.6%            1,165,000/13.4%
                                                                   -------------------        -------------------
  Total revenues........................................           $   8,034,000/ 100%        $   8,688,000/ 100%
                                                                   ===================        ===================


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

     Foreign sales are made primarily through a network of over 60 independent distributors in approximately 40 countries.

INTELLECTUAL PROPERTY

     We regard the protection of our copyrights, service marks, trademarks and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our vendors, fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our products brand is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation. We also rely on technologies that we license from third-parties, such as Sybase and Microsoft, the suppliers of key database technology, the operating system and specific hardware components for our service. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost.

BRANDS, TRADEMARKS, PATENTS

     We use the trademark "ReadyScript" as identification of our automated medication management prescribing system and have received approval from the United States Department of Commerce, Patent and Trademark Office to use that trademark.

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

     3. Immunotherapy agents for treatment of IgE mediated allergies, U.S. Patent #4,946,945, issued August 7, 1990.

     4. Allergen-thymic hormone conjugates for treatment of IgE mediated allergies, U.S. Patent #5,275,814, issued January 4, 1994.

     On April 4, 1989, Lancer was granted a patent on its CounterForce design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances. On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of 17 years. Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer. Lancer has also entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales.

The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content.

                              RECENT DEVELOPMENTS

     Our e-health division was incorporated in California in May 2000, as ReadyScript, Inc. In connection with the organization of ReadyScript as our wholly owned subsidiary, we have transferred employees and property (both physical and intellectual) to ReadyScript. As of August 2000, ReadyScript has raised $715,000 through issuance of convertible notes at an interest rate of 8%. The notes can be converted into ReadyScript common stock based on a pre-determined valuation. Further, upon a qualified financing or corporate transaction defined within the note, the principal amount of the notes will automatically convert to ReadyScript common stock in an amount that is equal to the principal amount of the note divided by 60% of the per share purchase price of the conversion stock in the financing or corporate transaction, as defined. If no financing occurs prior to July 31, 2001, the principal amount of the notes, plus accrued interest will become due and payable.

                                   EMPLOYEES

     As of August 31, 2000, the Company and its subsidiaries employed 89 full-time employees. Lancer, through its Mexican subcontractor, utilizes the services of approximately 100 people in Mexico. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     During fiscal 1998 we leased approximately 21,000 square feet of space in Newport Beach, California for a term which expired May 31, 1998 (and which was renewed until May 31, 1999) and is currently being renegotiated. Pursuant to the lease and the current month-to-month tenancy, we pay an annual base rent, set initially at $143,880 and adjusted annually to reflect cost of living increases, plus all real estate taxes and insurance costs. In fiscal 1999 a portion of the rent was paid through the issuance of shares of our restricted common stock to JSJ Management and another individual. During fiscal 1999, an aggregate of 31,793 shares of our restricted common stock were issued at quoted market prices in satisfaction of accrued rent totaling $38,000. During fiscal 2000 the Company paid a total of $172,640 in rent for approximately 24,500 square feet of space. These facilities are used for diagnostic test kit research and development, manufacturing, marketing, administration, and our ReadyScript operations.

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
                                                         Bid Prices
                                             -----------------------------------
                                                  High             Low
                                             --------------  -------------------
Quarter ended:

 May 31, 2000 . . . . . . . ..............         $4.375           $1.438
 February 29, 2000........................         $4.563           $2.031
 November 30, 1999........................         $4.25            $2.00
 August 31, 1999..........................         $3.75            $1.875
 May 31, 1999.............................         $5.00            $0.969
 February 28, 1999........................         $1.75            $0.9375
 November 30, 1998........................         $2.25            $0.875
 August 31, 1998..........................         $2.125           $1.125

     As of August 21, 2000, the number of holders of record of Biomerica's common stock was approximately 1,641, excluding stock held in street name.

     No dividends have been declared or paid by Biomerica. We intend to employ all available funds for development of our business and, accordingly, do not intend to pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

     The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

     Operations for fiscal 1999 relate to our historic diagnostic, orthodontic and allergy product businesses. Operations for the ReadyScript division began after we raised $1,965,557 in equity in June 1999.

RESULTS OF OPERATIONS

     We currently have three subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products, Allergy Immuno Technologies, Inc. ("AIT"), which is engaged in providing specialized testing services to pharmaceutical companies and physicians and has obtained four patents related to allergy treatment therapies, and ReadyScript, which is engaged in developing innovative point-of-care, wireless handheld technology solutions for the healthcare industry. We own approximately 30.78% of the outstanding stock of Lancer and 74.6% of the outstanding stock of AIT. We exercise effective control of 53.23% over Lancer via voting agreements with certain shareholders. ReadyScript is a wholly owned subsidiary of Biomerica. As a result of our control and ownership, our financial statements are consolidated with those of Lancer and AIT. Both Lancer and AIT are public companies. The common stock of Lancer is traded on the Nasdaq SmallCap market under the symbol "LANZ," and the common stock of AIT is traded in the pink sheets under the symbol "ALIM."

Fiscal 2000 Compared to Fiscal 1999

     Our consolidated net sales were $8,033,708 for fiscal 2000 compared to $8,688,106 for fiscal 1999. This represents a decrease of $654,398, or 7.5% for fiscal 2000. Of the total consolidated net sales for fiscal 2000, $5,650,512 is attributable to Lancer, $79,976 to AIT, $2,283,433 to Biomerica and $19,787 to ReadyScript. Lancer's sales decreased by $508,984, Biomerica showed a sales decrease of $174,004, AIT had an increase of $9,625 and ReadyScript had an increase of $18,965. The decrease at Lancer was attributable to increased discounting due to competitive pressures and lower foreign sales as a result of economic conditions in Europe and South America. While the trend in increased discounting at Lancer continues, it has slowed, partially the result of orthodontic industry consolidation. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, any of which, if successful, could result in increased sales. The decrease in sales at Biomerica was in large part due to a decrease of sales to foreign distributors as well as in domestic sales at, in particular to a domestic distributor which sells the products internationally. ReadyScript had some sales from the on-line pharmacy this fiscal year which increased sales over the prior fiscal year.

     Cost of sales in fiscal 2000 as compared to fiscal 1999 increased by $207,910 or (3.7%). Lancer's cost of sales as a percentage of sales increased from 61.4% to 68.4% in fiscal 2000 as compared to fiscal 1999. The increase was primarily attributable to fixed costs of the Mexicali location not producing at full capacity. Biomerica had an decrease in cost of goods as a percentage of sales from 63.1% to 72.1% in fiscal 2000 as compared to fiscal 1999 due to higher labor and other costs as well as a write-down for obsolete inventory of approximately $80,000. AIT had a decrease in cost of goods as a percentage of sales of 127% to 115% primarily due to lower material costs.

     Selling, general and administrative costs increased in fiscal 2000 as compared to fiscal 1999 by $2,577,223 (82.5%). Lancer had a decrease of $85,222 in these costs due to decreases in commissions and bad debt expense, partially offset by increases in show expenses and other expenses. Biomerica and ReadyScript had an increase in fiscal 2000 as compared to fiscal 1999 of $2,445,580. This increase was a result of the ReadyScript operation, which has had minor revenues to date, but high start-up costs. AIT had increased costs of $46,421 due to higher legal and accounting costs related to new SEC filing requirements.

     Research and development expense increased in fiscal 2000 as compared to fiscal 1999 by $439,512 (95.8%). Of this, Lancer had an increase of $19,211, as a result of increased payroll and development costs of new products. Biomerica and ReadyScript had an increase in research and development expenses of $367,701, primarily due to the expenses related to the development of ReadyScript. AIT had an increase of $52,300 as a result of research on a new project.

     Interest expense, which was incurred by Lancer, increased in fiscal 2000 as compared to fiscal 1999 by $3,955 (25.3%) due to borrowings against the line of credit to finance development costs and an increase in the interest rate.

     Other income net, decreased by $174,269 (59.6%) in fiscal 2000 as compared to fiscal 1999. An increase of $220,000 is attributable to Lancer due to payment from an insurance claim for inventory theft and the reversal of an accrual for taxes assessed by a subcontractor in the prior year which was determined by legal counsel in fiscal 2000 not to be owed, a decrease of $125,126 was attributable to Biomerica due to a decrease in the sale of available-for-sale securities, a decrease of $100,000 was attributable to AIT due to a non-recurring consulting fee paid to AIT in fiscal 1999 and a decrease of 251,574 due to the write-off of offering expenses.

     As of May 31, 2000, Biomerica had net tax operating loss carryforwards of approximately $6,648,158 and investment tax and research and development credits of approximately $23,000, which are available to offset future federal tax liabilities. As of May 31, 2000, Lancer had net operating loss carryforwards of approximately $2,101,000 and business tax credits of approximately $115,000 available to offset future Federal tax liabilities. As of May 31, 2000, AIT had net tax operating loss carryforwards of $1,866,000 and business tax credits of approximately $29,000 to offset future Federal tax liabilities. The carryforwards expire at varying dates from 2000 to 2012. The Company's effective tax rates for fiscal 2000 and fiscal 1999 were 0% and 8%, respectively. These differ from the statutory tax rates primarily as a result of changes in the Company's valuation allowance.

Liquidity and Capital Resources

     As of May 31, 2000, we had cash and available for sale securities of $732,984 (see Note 1 of Notes to Consolidated Financial Statements) and current working capital of $3,981,161. The Company's fiscal 2000 losses were substantially the result of its investment in ReadyScript. ReadyScript subsidiary is a development-stage enterprise and will require the of a significant amount of capital to fund its short-term and longer-term working capital needs until it can support itself through its planned operations. The Board of Directors of the Company have decided that the ReadyScript subsidiary will no longer be funded in any way by Biomerica, Inc. or its other subsidiaries. ReadyScript currently is trying to raise additional capital through a private placement memorandum and through the issuance of convertible debt. ReadyScript has raised $715,000 in convertible debt since May 31, 2000 (See Note 11). Management of the Company expects these funds to sustain ReadyScript through October 31, 2000. There can be no assurances that ReadyScript will be successful in its plans to raise additional capital to meet its short-term and/or future working capital needs. Biomerica, Inc. and its subsidiaries, with the exception of ReadyScript, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit (See Note 11).

     During 2000, the Company used cash in operations of $2,563,803, primarily as a result of increased losses at the ReadyScript subsidiary. During 1999, the Company used cash flows from operations of $358,366, primarily due to increased in inventories. Cash used in investing activities increased during fiscal 2000 as a result of increased Investments in capital equipment and other assets. During 1999, the Company invested in capital equipment but this was offset by cash obtained by the sale of available-for-sale securities. The Company generated cash flow from financing activities of $1,889,295 during fiscal 2000, primarily due to the sale of common stock (net of offering costs) of $1,965,557. This compares to cash provided by financing activities of $230,282 in 1999, as a result of exercise of stock options, repayment of shareholder loan and an increase in the credit line at Lancer.

     During fiscal 2000, Lancer's management negotiated a renewal of Lancer's line of credit through November 3, 2000. The line of credit allows for borrowing up to $500,000 and is limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 2000, was approximately $173,000. Borrowings bear interest at prime plus 1.25% per annum (10.75% at May 31, 2000).

     On June 11, 1999, we sold 400,000 shares of our common stock in a private placement for $5 per share to management and an outside investor. This increased our cash position by $1,965,557 (net of offering costs) which was primarily used for launching of the on line drugstore, theBigRx and development of ReadyScript.

     Biomerica, Inc. entered into an agreement, in substance, for a line of credit on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2001. Biomerica and the shareholder are in the process of formalizing this line of credit.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

 Inapplicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          -------------------------------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2000.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

      This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2000.

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

   3.8 First Amended and Restated Certificate of Incorporation Of Biomerica, Inc. filed with the Secretary of State of Delaware on August 1, 2000.

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

  10.3 1999 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 29,
                 2000).

  10.4 1995 Stock Option and Common Stock Plan of Registrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 20, 1996).

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

  10.13 Non-Qualified Option Agreement by and between Philip Kaplan, M.D. and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.17 filed with Form 8-K on July 7,
                 1999).

  10.14          Non-Qualified Option Agreement by and between Robert A.
                 Orlando, M.D., Ph.D. and the Company dated June 10, 1999 (incorporated by reference to Exhibit 10.18 filed Form 8-K on July 7, 1999).

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

  27.1           Financial Data Schedule.

  99.1 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 2000 and 1999 and Independent Auditors' Report.


(b)  Reports on Form 8-K
     -------------------

     Biomerica filed a report on Form 8-K with the Securities and Exchange Commission on July 7, 1999.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BIOMERICA, INC.
                                       Registrant


                                       By   /s/ Zackary S. Irani
                                            -----------------------------
                                            Zackary S. Irani, Chief Executive
                                            Officer

                                       Dated:  9/12/00
                                               -------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature and Capacity


/s/ Zackary S. Irani                                            Date: 9/12/00
------------------------------------
Zackary S. Irani
President, Director, Chief Executive
Officer


/s/ Janet Moore                                                 Date: 9/12/00
------------------------------------
Janet Moore, Secretary
Director, Chief Financial Officer


                                                                Date: 9/12/00


/s/ Robert Orlando                                              Date: 9/12/00
------------------------------------
Robert Orlando, M.D., Ph.D.
Director


/s/ Carlos St. Aubyn Beharie                                    Date: 9/12/00
------------------------------------
Carlos St. Aubyn Beharie
Director


/s/ David Burrows                                               Date: 9/12/00
------------------------------------
David Burrows
Director

/s/ Francis R. Cano
------------------------------------            Date: 9/12/00
Francis R. Cano
Director

/s/ Allen Barbieri                              Date: 9/12/00
------------------------------------
Allen Barbieri
Director