Form 10QSB
period 2000-08-31
BIOMERICA INC
filed 2000-10-16
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 2000                    Commission File No. 0-8765
                  ---------------                                        ------


                                 BIOMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                     95-2645573
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


1533 Monrovia Avenue, Newport Beach, California               92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number including area code:  (949) 645-2111
--------------------------------------------------------------------------------


                                (Not applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,737,911 shares of common Stock as of October 13, 2000.

                                 BIOMERICA, INC.

                                      INDEX


PART I

Item 1.  Financial Statements:


         Statements of Operations and Comprehensive Loss (unaudited)
         - Three Months Ended August 31, 2000 and 1999....................2 & 3


         Balance Sheet (unaudited) - August 31, 2000......................4 & 5


         Statements of Cash Flows (unaudited)
         Three Months Ended August 31, 2000 and 1999..........................6


         Statement of Changes in Shareholders' Equity (unaudited)
         Three Months Ended August 31, 2000...................................7


         Notes to Financial Statements.....................................8-10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data......................................11-12


PART II  Other Information...................................................13


         Signatures..........................................................14

                                 PART I - FINANCIAL INFORMATION
                                SUMMARIZED FINANCIAL INFORMATION
                                  ITEM 1. FINANCIAL STATEMENTS

                                        BIOMERICA, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                        Three Months Ended
                                                                            August 31,
                                                                        2000           1999
                                                                    ------------   ------------
Net sales .......................................................     1,971,216    $ 1,824,584

     Cost of sales ..............................................    (1,310,512)    (1,275,974)
                                                                    ------------   ------------
     Gross profit ...............................................       660,704        548,610
                                                                    ------------   ------------

Operating Expenses:
     Selling, general and administrative ........................     1,235,174        952,698
     Research and development ...................................       398,690        133,387
     Non-cash expense in connection with issuance of
      options and warrants to strategic partners ................        29,902        687,780
                                                                    ------------   ------------
                                                                      1,664,566      1,773,865
                                                                    ------------   ------------

Other Expense (income):
     Interest expense ...........................................         5,207          3,705
     Other income, net ..........................................       (11,629)      (203,610)
                                                                    ------------   ------------
                                                                         (6,422)      (199,905)
                                                                    ------------   ------------

     Loss before minority interest in net losses of
      consolidated subsidiaries and income taxes ................      (997,440)    (1,025,350)

Minority interest in net losses (profits) of
     consolidated subsidiaries ..................................        71,156         40,550
                                                                    ------------   ------------

Loss before taxes ...............................................      (926,284)      (984,800)

Income Taxes ....................................................           800          2,400
                                                                    ------------   ------------

Net loss ........................................................   $  (927,084)   $  (987,200)

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities .......        (8,554)         2,219
                                                                    ------------   ------------

  Comprehensive loss ............................................   $  (935,638)   $  (984,981)
                                                                    ============   ============


Per share data:


     Net loss (basic) ...........................................   $      (.20)   $      (.22)
                                                                    ============   ============
     Net loss (diluted) .........................................   $      (.20)   $      (.22)
                                                                    ============   ============

Weighted average number of common and common equivalent shares:
     Basic and diluted ..........................................     4,576,554      4,469,010
                                                                    ============   ============

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                      August 31,
                                                                         2000
                                                                     -----------
Assets

Current Assets
    Cash and cash equivalents ..................................     $  658,063
    Available for-sale securities ..............................         74,451
    Accounts receivable, less allowance for doubtful
     accounts of $179,375 ......................................      1,623,448
    Inventory ..................................................      2,829,833
    Notes receivable ...........................................         33,294
    Prepaid expenses and other .................................        384,589
                                                                     -----------

          Total Current Assets .................................      5,603,678

Inventory, non-current .........................................         21,405

Land held for investment .......................................         46,000

Property and Equipment, less accumulated depreciation
 and amortization ..............................................        483,386

Intangible assets, net of accumulated amortization .............        362,389

Other Assets ...................................................          6,756
                                                                     -----------
                                                                     $6,523,614
                                                                     ===========

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                     August 31,
                                                                       2000
                                                                   -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ...........................................    $    200,000
      Accounts payable and accrued liabilities ................       1,171,872
      Convertible promissory notes ............................         710,000
      Accrued compensation ....................................         327,662
                                                                   -------------

          Total Current Liabilities ...........................       2,409,534
                                                                   -------------

Minority interest .............................................       2,041,012
                                                                   -------------

Shareholders' Equity
     Preferred stock, $0.08 par value, 5,000,000 authorized,
      none outstanding ........................................               -
     Accumulated other comprehensive loss .....................         (12,877)
     Common stock, $0.08 par value authorized 25,000,000
      shares, issued and outstanding 4,687,911 ................         375,032
     Additional paid-in-capital ...............................      15,733,521
     Accumulated deficit ......................................     (14,022,608)
                                                                   -------------

Total Shareholders' Equity ....................................       2,073,068
                                                                   -------------

Total Liabilities and Equity ..................................    $  6,523,614
                                                                   =============

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999


                                                         2000           1999
                                                     ------------   ------------
Cash flows from operating activities:

Net loss .........................................   $  (927,084)   $  (987,200)

Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization ...............        55,231         60,651
     Realized gain on sale of available for-sale
      securities .................................        (6,412)             0
     Minority interest in net loss of consolidated
       Subsidiaries ..............................       (71,156)       (40,550)
     Common stock issued for services rendered ...       180,000         16,000
     Provision for losses on accounts receivable .             -         (6,386)
     Options issued for services rendered ........        29,902        687,780
     Changes in current assets and liabilities:
       Accounts Receivable, net ..................        78,486        166,325
       Inventories ...............................        30,451       (122,403)
       Prepaid expenses and other current assets .        93,937         56,875
       Accounts payable and other accrued
        liabilities ..............................      (142,175)      (112,699)
       Accrued compensation ......................       (25,853)        35,824
                                                     ------------   ------------

Net cash used in operating activities ............      (704,672)      (245,783)
                                                     ------------   ------------

Cash flows from investing activities:
     Sale of available for-sale securities .......        22,181              0
     Decrease in notes receivable ................         1,700          9,200
     Purchases of property and equipment .........       (47,704)       (84,090)
     Other assets ................................        15,161        124,073

     Purchases of intangible assets ..............       (16,038)             0
     Shareholder loan repayment ..................             0          1,000
                                                     ------------   ------------

Net cash (used in) provided by investing
 activities ......................................       (24,700)        50,183
                                                     ------------   ------------

Cash flows from financing activities:
     Private placement net of offering costs .....             0      1,965,557
     Repurchase by minority interests ............             0        (60,336)
     Exercise of stock options ...................         3,225         12,738

     Increase in line of credit ..................        40,000              0
     Proceeds from issuance of convertible
      promissory notes ...........................       710,000              0
                                                     ------------   ------------

Net cash provided by financing activities ........       753,225      1,917,959
                                                     ------------   ------------

Net increase in cash and cash equivalents ........        23,853      1,722,359

Cash at beginning of period ......................       634,210      1,669,205
                                                     ------------   ------------

Cash at end of period ............................   $   658,063    $ 3,391,564
                                                     ============   ============

The accompanying notes are an integral part of these statements.

                                                        BIOMERICA, INC.
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                          FOR THE THREE MONTHS ENDED AUGUST 31, 2000

                                         Common Stock                            Accumulated
                                 -----------------------------   Additional      Other Com-
                                 Number of                       Paid-In         Prehensive      Accumulated
                                 Shares          Amount          Capital         Income (Loss)   (Deficit)       Total
                                 -------------   -------------   -------------   -------------   -------------   -------------
Balance at                          4,575,070    $    366,005    $ 15,529,421    $     (4,323)   $(13,095,524)   $  2,795,579
 May 31, 2000

Compensation expense in
connection with
options
and warrants granted                                                   29,902                                          29,902

Stock issued for
Consulting                            109,091           8,727         171,273                                         180,000

Change in unrealized
gain on available
for sale securities                                                                    (8,554)                         (8,554)

Exercise of stock
options                                 3,750             300           2,925                                           3,225

Net loss                                                                                             (927,084)       (927,084)
                                 -------------   -------------   -------------   -------------   -------------   -------------

Balance at
  August 31, 2000                   4,687,911    $    375,032    $ 15,733,521    $    (12,877)   $(14,022,608)   $  2,073,068
                                 =============   =============   =============   =============   =============   =============

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


August 31, 2000

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for a summary of significant accounting policies utilized by the Company.

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

(4) Reference is made to Note 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 5 & 10 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for information on commitments and contingencies.

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $12,877 at August 31, 2000.

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

(8) Please refer to Note 11 to the Notes to Consolidated Financial Statements Years Ended May 31, 2000 and 1999 as reported in the Form 10-KSB filed with the Securities and Exchange Commission September 13, 2000 for information on Convertible Promissory Notes totaling $710,000 entered into by the ReadyScript subsidiary during the quarter ended August 31, 2000.

         The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                            For the Three Months Ended August 31, 2000
                                                          ---------------------------------------------
                                                             Income          Shares         Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                          -------------   -------------   -------------
Basic EPS -
     Loss attributable to common
      Shareholders..................................      $   (927,084)      4,576,554    $       (.20)
                                                                                          =============

Effect of dilutive securities - Options.............                 -               -
                                                          -------------   -------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions..............      $   (927,084)      4,576,554    $       (.20)
                                                          =============   =============   =============


                                                            For the Three Months Ended August 31, 1999
                                                          ---------------------------------------------
                                                             Income          Shares         Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                          -------------   -------------   -------------

Basic EPS -
     Loss attributable to common
      Shareholders..................................      $   (987,200)      4,469,010    $       (.22)
                                                                                          =============

Effect of dilutive securities - Options.............                 -               -
                                                          -------------   -------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions..............      $   (987,200)      4,469,010    $       (.22)
                                                          =============   =============   =============

(8) Financial information about foreign and domestic operations and export sales is as follows:

                                                    For the Three Months Ended
                                                     8/31/00         8/31/99
                                                     -------         -------
         Revenues from sales to unaffiliated
          customers:
         United States                             $   982,000      $ 1,099,000
         Asia                                           84,000           71,000
         Europe                                        500,000          319,000
         South America                                 135,000          114,000
         Other                                         270,000          222,000
                                                   ------------     ------------
                                                   $ 1,971,000      $ 1,825,000
                                                   ============     ============

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

         Operating profit (loss):
         United States                             $  (933,000)     $(1,067,000)
         Asia                                          (14,000)         (18,000)
         Europe                                        (24,000)         (72,000)
         South America                                  (5,000)         (23,000)
         Other                                         (28,000)         (45,000)
                                                   ------------     ------------
                                                   $(1,004,000)      (1,225,000)
                                                   ============     ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OR CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS DUE TO ITS NEW BUSINESS MODEL AND EXPANSION PLANS AND THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY WILL BE COMPETING. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, YEAR 2000 ISSUES, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $1,971,216 for the first quarter of fiscal 2001 as compared to $1,824,584 for the same period in the previous year. This represents an increase of $146,632, or 8%. Of the total consolidated net sales, $1,331,099 is attributable to Lancer, $33,054 to AIT and $607,063 to Biomerica. Lancer sales increased by $59,554 over the previous fiscal year primarily due to increased foreign sales in Europe and South America. Increased discounting contributed to lower domestic sales at Lancer. Biomerica sales increased by $96,526 primarily due to greater EZ Detect sales. AIT had a sales increase of $8,155 due to a special testing project AIT performed for a pharmaceutical company.

         Cost of sales increased by $34,538, or 2.7%. Lancer's cost of sales as a percentage of sales decreased from 70.9% to 69.5%. This decrease was attributable to decreased production and royalty expense. Biomerica's costs decreased from 66.6% of sales to 59.6% due to higher sales in relation to some fixed costs and a planned increase in finished inventory items. AIT had a decrease in cost of goods from 93.1% of sales to 69.8% of sales due higher sales in relation to fixed costs.

         Selling, general and administrative costs increased by $283,276, or 30.2%. Lancer had decreased selling, general and administrative costs of $71,224 due to a decrease in labor costs and commissions. Biomerica had an increase of $59,437, which was due to various increases, but in particular wages, insurance and accounting expenses. ReadyScript had increased expenses of $329,602 since it has increased its overall operation as compared to last fiscal year. AIT had a decrease of $34,539 due to decreased legal and accounting costs associated with the filing of AIT's Form 10-SB and Form 10-KSB.

         Research and development increased by $265,303, or 199%. Lancer had a decrease in research and development costs of $20,425 due to the discontinuance of the dental amalgam development. Biomerica had decreased costs of $11,980 primarily due to lower wages and related costs. ReadyScript had increased expenses of $297,708 due to an overall increase of the development of the ReadyScript system.

         Non-cash expenses in connection with the issuance of options and warrants decreased by $657,878 to $29,902 which was due to expense incurred in connection with the issuance of options and warrants to strategic partners and other entities in the prior fiscal year and the discontinuance of the amortization of such expense in the current fiscal year as a result of a breach of the agreement by the strategic parties and other entities.

         Interest expense increased by $1,502 compared to the previous year due to the borrowings at Lancer and an increase in prime rate. Other income decreased as a result of an insurance claim settlement of $279,672 for the theft of inventory at Lancer's Mexicali facility, less $110,000 insurance claim receivable valued at cost.

         Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2000, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2000, the Company had cash and available-for-sale securities in the amount of $732,514 and working capital of $3,194,146. Cash and working capital totaling $136,358 and $2,639,567, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. The Company's first quarter losses were substantially the result of its investment in ReadyScript. The ReadyScript subsidiary is a development-stage enterprise and will require a significant amount of capital to fund its short-term and longer-term working capital needs until it can support itself through its planned operations. The Board of Directors of the Company have decided that the ReadyScript subsidiary will no longer be funded in any way by Biomerica, Inc. or its other subsidiaries. ReadyScript currently is trying to raise additional capital through a private placement memorandum and through the issuance of convertible debt. During this quarter ReadyScript raised $710,000 in convertible debt. Management of the Company expects these funds to sustain ReadyScript through October 31, 2000. There can be no assurances that ReadyScript will be successful in its plans to raise additional capital to meet its short-term and/or future working capital needs. Biomerica, Inc. and its subsidiaries, with the exception of ReadyScript, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

         During the quarter ended August 31, 2000, the Company used cash in operations of $704,672, primarily as a result of increased losses at the ReadyScript subsidiary. This compares to cash used from operations of $245,783 in the same period in the prior fiscal year. The Company generated cash flow from financing activities of $753,225 during the first quarter, primarily due to $710,000 in convertible promissory notes entered into by the ReadyScript subsidiary. During the quarter ended August 31, 1999 the Company generated cash flow from financing activities of $1,917,959 as a result of the sale of common stock, net of offering costs.

         At August 31, 2000, Lancer had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (10.75% at August 31, 2000) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 2000 was $110,089. The line of credit expires on November 3, 2000. The line of credit is collateralized by substantially all the assets of the Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Lancer maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. Lancer is not required to maintain compensating balances in connection with this borrowing arrangement. Lancer was in violation of certain of its debt covenants at August 31, 2000. A waiver has been requested but not yet received a of the date of filing.

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

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.  Inapplicable.

Item 3.      DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Inapplicable.

Item 5.      OTHER INFORMATION.  Inapplicable.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.  None.


          Exhibit
            No.     Description
            ---     -----------

            3.1 First Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 13, 2000


                                            BIOMERICA, INC.


                                            By: /S/ Zackary S. Irani
                                                -----------------------------
                                            Zackary Irani
                                            Chief Executive Officer