Form 10QSB
period 2000-11-30
BIOMERICA INC
filed 2001-01-19
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2000                  Commission File No. 0-8765
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

                            Yes [X]      No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,858,112 shares of common Stock as of January 19, 2001.

                                 BIOMERICA, INC.

                                      INDEX



PART I

Item 1.   Financial Statements:

          Statements of Operations and Comprehensive Loss (unaudited) -  Six Months and
          Three Months Ended November 30, 2000 and 1999..................................................2 & 3


          Balance Sheet (unaudited) - November 30, 2000..................................................4 & 5


          Statements of Cash Flows (unaudited)
          Six Months Ended November 30, 2000 and 1999....................................................6 & 7


          Statement of Changes in Shareholders' Equity (unaudited)
          Six Months Ended November 30, 2000.................................................................8


          Notes to Financial Statements...................................................................9-13


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Selected Financial Data....................................................................14-16


PART II   Other Information.................................................................................17


          Signatures........................................................................................18



                                             PART I - FINANCIAL INFORMATION
                                            SUMMARIZED FINANCIAL INFORMATION
                                              ITEM 1. FINANCIAL STATEMENTS

                                                     BIOMERICA, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS (UNAUDITED)

                                                       Six Months Ended                Three Months Ended
                                                          November 30,                    November 30,
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
Net sales ....................................    $ 4,253,732     $ 3,770,328     $ 2,282,516     $ 1,945,744
     Cost of sales ...........................      2,575,171       2,517,158       1,264,659       1,241,184
                                                  ------------    ------------    ------------    ------------
     Gross profit ............................      1,678,561       1,253,170       1,017,857         704,560
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
     Selling, general and administrative .....      2,556,105       2,900,772       1,290,229       1,277,416
     Research and development ................        763,628         331,209         364,938         180,701
                                                  ------------    ------------    ------------    ------------
                                                    3,319,733       3,231,981       1,655,167       1,458,117
                                                  ------------    ------------    ------------    ------------

Other Expense (income):
     Interest expense ........................          9,860           8,171           4,653           4,466
     Other income, net .......................        (14,805)       (230,853)         (3,176)        (27,244)
                                                  ------------    ------------    ------------    ------------


     Loss before minority interest in net
     losses of consolidated subsidiaries
     and income taxes ........................     (1,636,227)     (1,756,129)       (638,787)       (730,779)

Minority interest in net losses (profits) of
     consolidated subsidiaries ...............        118,716          96,616          47,560          56,066
                                                  ------------    ------------    ------------    ------------


Loss before taxes ............................     (1,517,511)     (1,659,513)       (591,227)       (674,713)

Income Taxes .................................          1,600           2,400             800               0
                                                  ------------    ------------    ------------    ------------

Net loss .....................................    $(1,519,111)    $(1,661,913)    $  (592,027)    $  (674,713)



                                                     BIOMERICA, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE LOSS (UNAUDITED), CONTINUED


                                                       Six Months Ended                Three Months Ended
                                                          November 30,                    November 30,
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale
     securities ..............................            608          (2,735)          9,162          (4,954)
                                                  ------------    ------------    ------------    ------------

  Comprehensive loss .........................    $(1,518,503)    $(1,664,648)    $  (582,866)    $  (679,667)
                                                  ============    ============    ============    ============

Per share data:

     Net loss (basic)
                                                  $      (.32)    $      (.37)    $      (.12)    $      (.15)
     Net loss (diluted) ......................    $      (.32)    $      (.37)    $      (.12)    $      (.15)
                                                  ============    ============    ============    ============

Weighted average number of common and
  common equivalent shares:
     Basic and diluted .......................      4,694,734       4,501,766       4,814,213       4,534,522
                                                  ============    ============    ============    ============


The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                             November 30,
                                                                                 2000
                                                                             -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................    $  247,004
    Available for-sale securities .......................................        83,614
    Accounts receivable, less allowance for doubtful accounts of $179,965     1,630,739
    Inventory, net ......................................................     2,950,397
    Notes receivable ....................................................        44,379
    Prepaid expenses and other, net .....................................       473,075
                                                                             -----------

          Total Current Assets ..........................................     5,429,208

Inventory, non-current ..................................................        21,405

Land held for investment ................................................        46,000

Property and Equipment, net of accumulated depreciation and amortization        512,850

Intangible assets, net of accumulated amortization ......................       341,925

Other Assets ............................................................         6,756
                                                                             -----------
                                                                             $6,358,144
                                                                             ===========



The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                CONSOLIDATED BALANCE SHEET (UNAUDITED), CONTINUED

                                                                                 November 30,
                                                                                     2000
                                                                                 -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .........................................................    $    220,000
     Accounts payable and accrued liabilities ...............................       1,142,174
     Convertible promissory notes ...........................................         503,000
     Accrued compensation ...................................................         453,635
                                                                                 -------------

          Total Current Liabilities .........................................       2,318,809
                                                                                 -------------

Minority interest ...........................................................       2,007,361
                                                                                 -------------

Shareholders' Equity
     Preferred stock, $0.08 par value, 5,000,000 authorized, none outstanding               -
     Common stock, $0.08 par value authorized 25,000,000 shares,
       issued and outstanding  4,858,112 ....................................         388,648
     Additional paid-in-capital .............................................      16,261,676
     Accumulated other comprehensive loss ...................................          (3,715)
     Accumulated deficit ....................................................     (14,614,635)
                                                                                 -------------

Total Shareholders' Equity ..................................................       2,031,974
                                                                                 -------------

Total Liabilities and Shareholders' Equity ..................................    $  6,358,144
                                                                                 =============


The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                                                       2000            1999
                                                                   ------------    ------------
Cash flows from operating activities:

Net loss ......................................................    $(1,519,111)    $(1,661,913)

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization ............................        110,663         125,763
     Realized gain on sale of available for-sale securities ...         (6,412)         (1,113)
     Minority interest in net loss of consolidated subsidiaries       (118,716)        (96,616)
     Common stock issued for services rendered ................        248,489          16,000
     Provision for losses on accounts receivable ..............        (16,829)
     Options issued for services rendered .....................         58,378         715,230
     Changes in current assets and liabilities:
       Accounts Receivable ....................................         88,025         112,167
       Inventories ............................................        (90,113)        (61,664)
       Prepaid expenses and other current assets ..............          5,451        (153,525)
       Accounts payable and other accrued liabilities .........       (171,873)        128,120
       Accrued compensation ...................................        100,120        (119,996)
                                                                   ------------    ------------

Net cash used in operating activities .........................     (1,311,928)       (997,547)
                                                                   ------------    ------------

Cash flows from investing activities:
     Sale of available for-sale securities ....................         22,180          20,417
     Increase in notes receivable .............................         (9,385)         13,491
     Purchases of property and equipment ......................       (112,136)       (159,828)
     Other assets .............................................         15,161         124,073
     Purchases of intangible assets ...........................        (16,038)              -
                                                                   ------------    ------------

Net cash used in investing activities .........................       (100,218)         (1,847)
                                                                   ------------    ------------

Cash flows from financing activities:
     Private placement net of offering costs ..................        153,922       1,965,557
     Repurchase by minority interests .........................              -         (94,800)
     Exercise of stock options ................................          6,018          18,941
     Increase in line of credit ...............................         60,000          40,000
     Shareholder loan payment .................................              -           1,000
     Proceeds from issuance of convertible promissory notes ...        805,000               -
                                                                   ------------    ------------



                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                                                       2000            1999
                                                                   ------------    ------------

Net cash provided by financing activities .....................      1,024,940       1,930,698
                                                                   ------------    ------------

Net increase in cash and cash equivalents .....................       (387,206)        931,304

Cash at beginning of period ...................................        634,210       1,669,205
                                                                   ------------    ------------

Cash at end of period .........................................    $   247,004     $ 2,600,509
                                                                   ============    ============


The accompanying notes are an integral part of these statements.

                                                          BIOMERICA, INC.
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                            FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000

                                         Common Stock                           Accumulated
                                 ----------------------------   Additional          Other
                                  Number of                       Paid-In       Comprehensive    Accumulated
                                   Shares           Amount        Capital       Income (Loss)      (Deficit)          Total
                                -------------   -------------   -------------   -------------    -------------    -------------
Balance at May 31, 2000            4,575,070    $    366,005    $ 15,529,421    $     (4,323)    $(13,095,524)    $  2,795,579

Compensation expense in
connection with options                    -               -          58,378               -                -           58,378
and warrants granted

Stock issued for
Consulting                           159,091          12,727         232,898               -                -          245,625

Change in unrealized
gain on available
for sale securities                        -               -               -             608                -              608

Exercise of stock options              7,000             560           5,458               -                -            6,018

Stock issued in satisfaction           2,083             167           2,697               -                -            2,864
of payable

Private placement, net of            114,868           9,189         144,733               -                -          153,922
issuance costs of $0

Conversion of a
subsidiary debt into
common stock of the
subsidiary                                 -               -         288,091               -                -          288,091

Net loss                                   -               -               -               -       (1,519,111)      (1,519,111)
                                -------------   -------------   -------------   -------------    -------------    -------------

Balance at
  November 30, 2000                4,858,112    $    388,648    $ 16,261,676    $     (3,715)    $(14,614,635)    $  2,031,974
                                =============   =============   =============   =============    =============    =============

The accompanying notes are an integral part of these statements

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


November 30, 2000

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

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $3,715 at November 30, 2000.

(7)      Earnings Per Share
         ------------------

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. For all periods presented, no common stock equivalents have been included in the computation of diluted earnings per share as they were determined to be anti-dilutive.

(8) Please refer to Note 11 to the Notes to Consolidated Financial Statements for the Years Ended May 31, 2000 and 1999 as reported in the Form 10-KSB filed with the Securities and Exchange Commission on September 13, 2000 for information on Convertible Promissory Notes totaling $805,000 ($715,000 as of September 12, 2000) entered into by the ReadyScript subsidiary during the six months ended November 30, 2000, and raised an additional $30,000 subsequent to that date. As of November 30, 2000, $302,000 of that debt had been converted to 579,351 shares of ReadyScript common stock. The Company recorded an increase to additional paid-in-capital of $288,091 as a result of this conversion.

(9) The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                    For the Six Months Ended November 30, 2000
                                                   --------------------------------------------
                                                      Income           Shares       Per Share
                                                   (Numerator)     (Denominator)      Amount
                                                   ------------    ------------    ------------
Basic loss per share -
     Loss attributable to common
      Shareholders ...........................     $(1,519,111)      4,694,734     $      (.32)
                                                                                   ============

Effect of dilutive securities - Options.......               -               -
                                                   ------------    ------------

Diluted loss per share -
     Loss attributable to common share-
      Holders plus assumed conversions .......     $(1,519,111)      4,694,734     $      (.32)
                                                   ============     ===========    ============


                                                    For the Six Months Ended November 30, 1999
                                                   --------------------------------------------
                                                      Income           Shares       Per Share
                                                   (Numerator)     (Denominator)      Amount
                                                   ------------    ------------    ------------

Basic loss per share -
     Loss attributable to common
      Shareholders............................     $(1,661,913)      4,501,766     $     (.37)
                                                                                   ============

Effect of dilutive securities - Options.......               -               -
                                                   ------------    ------------

Diluted loss per share -
     Loss attributable to common share-
      Holders plus assumed conversions........     $(1,661,913)      4,501,766     $      (.37)
                                                   ============    ============    ============





                                                   For the Three Months Ended November 30, 2000
                                                   --------------------------------------------
                                                       Income         Shares         Per Share
                                                    (Numerator)    (Denominator)      Amount
                                                   ------------    ------------    ------------

Basic EPS -
     Loss attributable to common
      Shareholders............................     $  (592,027)      4,814,213     $      (.12)
                                                                                   ============

Effect of dilutive securities - Options.......               -               -
                                                   ------------    ------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions........     $  (592,027)      4,814,213     $      (.12)
                                                   ============    ============    ============



                                                   For the Three Months Ended November 30, 1999
                                                   --------------------------------------------
                                                      Income           Shares       Per Share
                                                   (Numerator)     (Denominator)      Amount
                                                   ------------    ------------    ------------

Basic EPS -
     Loss attributable to common
      Shareholders............................     $  (674,713)       4,534,522    $      (.15)
                                                                                   ============

Effect of dilutive securities - Options.......               -               -
                                                   ------------    ------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions........     $  (674,713)      4,534,522     $      (.15)
                                                   ============    ============    ============

(10) Financial information about foreign and domestic operations and export sales is as follows:

                                                                For the Six Months Ended
                                                                 11/30/00     11/30/99
                                                                -----------  -----------
         Revenues from sales to unaffiliated customers:
         United States                                          $ 2,346,000  $ 2,184,000
         Asia                                                     1,026,000      140,000
         Europe                                                     214,000      741,000
         South America                                              109,000      205,000
         Other                                                      559,000      500,000
                                                                -----------  -----------
                                                                $ 4,254,000  $ 3,770,000
                                                                ===========  ===========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

         Operating profit (loss):
         United States                                         $(1,559,000)   $(1,739,000)
         Asia                                                      (14,000)       (31,000)
         Europe                                                    (26,000)      (108,000)
         South America                                              (8,000)       (25,000)
         Other                                                     (34,000)       (76,000)
                                                               ------------   ------------
                                                               $(1,641,000)   $(1,979,000)
                                                               ============   ============

(11) The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). NASDAQ advised the Company on January 3, 2001, that it was not in compliance with the minimum bid price and that the Company was being afforded a ninety-day grace period, until April 3, 2001, to remedy this deficiency. If the deficiency is not remedied by then the Company's stock will trade under the Bulletin Board rather than on the NASDAQ SmallCap Stock Market.

(12) During the six months ended November 30, 2000, the subsidiary, Lancer Orthodontics, Inc., granted options to purchase 157,000 shares of its common stock at an exercise price of $.875 to certain employees of it, with one half vested immediately and the other half vesting one year from the date of grant. The options have a term of five years.

(13) During the six months ended November 30, 2000, the subsidiary, ReadyScript, Inc., granted options to purchase 1,574,287 shares of its common stock at an exercise price of $.25 per share to certain employees and directors. The options vest at different times over a three year period with all options expiring five years from date of grant.

(14) During the six months ended November 30, 2000, the Company sold 114,868 shares of its common stock at a price of $1.34 per share to various employees and outside investors. Each investor also received one warrant for each two shares purchased. The warrants have an exercise price of $2.00 per share with one-half vesting immediately and the other half vesting one year from date of grant. The warrants expire five years from date of grant.

(15) During the six months ended November 30, 2000, the Company issued 159,091 shares of its common stock for consulting services related to the ReadyScript division.

(16) During the six months ended November 30, 2000, the Company issued 2,083 shares of its restricted common stock in lieu of cash.

(17) As of November 30, 2000, the Company had cash and available-for-sale securities in the amount of $330,618 and working capital of $3,110,399. Cash and working capital totaling $185,631 and $2,600,392, respectively, relates to the Lancer subsidiary. Of the Company's $2,031,974 net worth, 44%, or $893,367, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. The Company's six-month losses were substantially the result of its investment in ReadyScript. The ReadyScript subsidiary is a development-stage enterprise and will require a significant amount of capital to fund its short-term and longer-term working capital needs until it can support itself through its planned operations. During the first quarter the Board of Directors of the Company decided that the ReadyScript subsidiary would no longer be funded by Biomerica, Inc. or its other subsidiaries. However, subsequent to such decision an immaterial advance was forwarded to ReadyScript as the Company decided it was in the best interest of the Company to advance further funds in order to protect the investment while outside funding is being sought. ReadyScript currently is trying to raise additional capital through a private placement memorandum and through the issuance of convertible debt. During the first six months ReadyScript raised $805,000 in convertible debt and raised an additional $30,000 subsequent to that. There can be no assurances that ReadyScript will be successful in its plans to raise additional capital to meet its short-term and/or future working capital needs. Biomerica, Inc. and its subsidiaries, with the exception of ReadyScript, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder $500,000 line of credit of which $0 was drawn at November 30, 2000.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $4,253,732 for the six months ended November 30, 2000 as compared to $3,770,328 for the same period in the previous year. This represents an increase of $483,404, or 13%. For the quarter then ended sales were $2,282,516 as compared to $1,945,744 for the same period in the prior fiscal year. This represents an increase of $336,771, or 17%. The increases for the two quarters were primarily attributable to sales increases at Biomerica of the EZ Detect product and to other diagnostic products.

         Cost of sales for the six months decreased as a percentage of sales from 66.8% to 60.5% and for the three months decreased from 63.8% to 55.4%. Most of the decrease was due to higher sales in relation to some fixed costs and operational efficiencies.

         Selling, general and administrative costs decreased by $344,667, or 12% for the six months and increased by $12,813, or 1% for the three months ended November 30, 2000. Lancer had decreased selling, general and administrative costs of $107,804 for the six months and $36,581 for the three months due to a decrease in labor costs and commissions.

         Research and development increased by $432,419, or 131% for the six months and $184,236, or 102% for the three months. Most of the increase was due to the research and development of the handheld point-of-care-technology at ReadyScript.

         Interest expense increased by $1,689 for the six months and $187 for the three months compared to the previous year due to the borrowings at Lancer and an increase in prime rate. Other income decreased as a result of an insurance claim settlement of $279,672 for the theft of inventory at Lancer's Mexicali facility, less $110,000 insurance claim receivable valued at cost.

         The following is a breakdown of the income or losses for the six and three month periods by company:

                                           Six Months          Three Months
                                          ------------         ------------

Biomerica diagnostics                     $    30,753          $    78,081
Lancer Orthodontics                           (52,821)             (21,196)
Allergy Immuno Technologies                   (31,378)             (16,202)
ReadyScript                                (1,465,665)            (632,711)
                                          ------------         ------------

Total loss                                $(1,519,111)         $  (592,028)
                                          ============         ============

       At November 30, 2000, the Company retained a 30.78% interest of Lancer Orthodontics, a 100% interest in Allergy Immuno Technologies and a 100% interest ReadyScript. Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2000, for a more in-depth discussion of subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2000, the Company had cash and available-for-sale securities in the amount of $330,618 and working capital of $3,110,399. Cash and working capital totaling $185,631 and $2,600,392, respectively, relates to the Lancer subsidiary. Of the Company's $2,031,974 net worth, 44%, or $893,367 relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. The Company's six-month losses were substantially the result of its investment in ReadyScript. The ReadyScript subsidiary is a development-stage enterprise and will require a significant amount of capital to fund its short-term and longer-term working capital needs until it can support itself through its planned operations. During the first quarter the Board of Directors of the Company decided that the ReadyScript subsidiary would no longer be funded by Biomerica, Inc. or its other subsidiaries. However, subsequent to such decision an immaterial advance was forwarded to ReadyScript as the Company decided it was in the best interest of the Company to advance further funds in order to protect the investment while outside funding is being sought. ReadyScript currently is trying to raise additional capital through a private placement memorandum and through the issuance of convertible debt. During the first six months ReadyScript raised $805,000 in convertible debt and raised an additional $30,000 subsequent to that. There can be no assurances that ReadyScript will be successful in its plans to raise additional capital to meet its short-term and/or future working capital needs. Biomerica, Inc. and its subsidiaries, with the exception of ReadyScript, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit of which $0 was drawn at November 30, 2000.

         During the six months ended November 30, 2000, the Company used cash in operations of $1,311,928, primarily as a result of losses at the ReadyScript subsidiary. This compares to cash used in operations of $997,547 in the same period in the prior fiscal year. The Company generated cash flow from financing activities of $1,024,940 during the six months, primarily due to $805,000 in convertible promissory notes entered into by the ReadyScript subsidiary. The Company recorded an increase to additional paid-in capital of $288,091 as a result of this conversion as described in the accompanying financial statements. During the six months ended November 30, 1999, the Company generated cash flow from financing activities of $1,930,698 as a result of the sale of common stock, net of offering costs.

         During the six months ended November 30, 2000, the Company sold 114,868 shares of its common stock at a price of $1.34 per share to various employees and outside investors. Each investor also received one warrant for each two shares purchased. The warrants have an exercise price of $2.00 per share with one-half vesting immediately and the other half vesting one year from date of grant. The warrants expire five years from date of grant.

         During the six months ended November 30, 2000, the Company issued 159,091 shares of its common stock for consulting services related to the ReadyScript division.

         During the six months ended November 30, 2000, the Company issued 2,083 shares of its restricted common stock in satisfaction of a payable.

         At November 30, 2000, Lancer had a $300,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (10.75% at November 30, 2000) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 2000 was $80,000. The line of credit expires on September 10, 2001. The line of credit is collateralized by substantially all the assets of the Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Lancer maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to
1. Lancer is not required to maintain compensating balances in connection with this borrowing arrangement. Lancer was in violation of certain of its debt covenants at November 30, 2000. A waiver has been requested but not yet received a of the date of filing.

         Biomerica, Inc. entered into an agreement, in substance, for a line of credit on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2001. Biomerica and the shareholder are in the process of formalizing this line of credit. As of November 30, 2000, $0 had been drawn on that line of credit.

                           PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS. Inapplicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Company's stockholders was held on November 13, 2000. The only matter voted on was election of directors, as set forth in the proxy statement dated September 28, 2000, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Exchange Act of 1934. The following summarizes the voting:

Name                                   For                 Vote Withheld
----                                   ---                 -------------

Allen Barbieri                      4,185,991                 81,844
Dr. Carlos St. Aubyn Beharie        4,185,991                 81,844
David Burrows                       4,185,893                 81,942
Dr. Francis Cano                    4,185,893                 81,942
Zackary Irani                       4,186,143                 81,844
Janet Moore                         4,185,844                 81,991
Dr. Robert Orlando                  4,186,143                 81,692

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

Date:  January 19, 2001


                                           BIOMERICA, INC.


                                           By: /S/ Zackary S. Irani
                                               -----------------------------
                                               Zackary Irani
                                               Chief Executive Officer