Form 10QSB
period 2001-02-28
BIOMERICA INC
filed 2001-04-23
CIK 73290

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 2001                  Commission File No. 0-8765
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

                           Yes     X       No
                                --------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,851,112 shares of common Stock as of April 20, 2001.

                                 BIOMERICA, INC.

                                      INDEX



PART I

Item 1.  Consolidated Financial Statements:


         Consolidated Statements of Operations and Comprehensive Loss -
              Nine Months and Three Months Ended February 28, 2001 and
             February 29, 2000.............................................2 & 3


         Consolidated Balance Sheet - February 28, 2001....................4 & 5


         Consolidated Statements of Cash Flows
         Nine Months Ended February 28, 2001 and February 29,  2000........6 & 7


         Consolidated Statement of Changes in Shareholders' Equity
         Nine Months Ended February 28, 2001.................................8&9


         Notes to Consolidated Financial Statements........................10-14


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................15-17


PART II  Other Information....................................................18


         Signatures...........................................................19


                                             PART I - FINANCIAL INFORMATION
                                            SUMMARIZED FINANCIAL INFORMATION
                                              ITEM 1. FINANCIAL STATEMENTS

                                                     BIOMERICA, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS (UNAUDITED)

                                                            Nine Months Ended             Three Months Ended
                                                       February 28,    February 29,    February 28,    February 29,
                                                           2001             2000           2001           2000
                                                       ------------    ------------    ------------    ------------
Net sales .........................................    $ 6,536,541     $ 5,615,304     $ 2,282,809     $ 1,844,976
     Cost of sales ................................      4,320,209       3,853,246       1,745,038       1,336,088
                                                       ------------    ------------    ------------    ------------
     Gross profit .................................      2,216,332       1,762,058         537,771         508,888
                                                       ------------    ------------    ------------    ------------

Operating
Expenses:
     Selling, general and administrative ..........      3,382,024       4,286,551         825,919       1,385,779
     Research and development .....................      1,021,094         467,882         257,466         136,673
                                                       ------------    ------------    ------------    ------------
                                                         4,403,118       4,754,433       1,083,385       1,522,452
                                                       ------------    ------------    ------------    ------------

Operating Loss ....................................     (2,186,786)     (2,992,375)       (545,614)     (1,013,564)

Other Expense (income):
     Interest expense .............................         16,467          13,308           6,607           5,137
     Other income, net ............................        (67,724)       (258,939)        (52,919)        (28,086)
                                                       ------------    ------------    ------------    ------------

     Loss before minority interest in net losses of
     consolidated subsidiaries and income taxes ...     (2,135,529)     (2,746,744)       (499,302)       (990,615)

Minority interest in net losses (profits) of
     consolidated subsidiaries ....................        132,459         200,969         (13,743)        104,353
                                                       ------------    ------------    ------------    ------------

Loss before taxes .................................     (2,003,070)     (2,545,775)       (513,045)       (886,262)

Income Taxes ......................................          2,400           2,400             800               0
                                                       ------------    ------------    ------------    ------------

Net loss ..........................................     (2,005,470)     (2,548,175)       (513,845)       (886,262)



                                                            Nine Months Ended             Three Months Ended
                                                       February 28,    February 29,    February 28,    February 29,
                                                           2001             2000           2001           2000
                                                       ------------    ------------    ------------    ------------
Other comprehensive loss, net of tax
  Unrealized loss on available-for- sale securities           (972)         (8,860)         (1,608)         (6,125)
                                                       ------------    ------------    ------------    ------------

  Comprehensive loss ..............................    $(2,006,442)    $(2,557,035)    $  (515,433)    $  (892,387)
                                                       ============    ============    ============    ============

Per share data:
     Net loss basic ...............................    $      (.42)    $      (.57)    $      (.11)    $      (.20)
     Net loss diluted .............................    $      (.42)    $      (.57)    $      (.11)           (.20)
                                                       ============    ============    ============    ============

Weighted average number of common and common
equivalent shares:
     Basic and diluted ............................      4,745,003       4,513,607       4,851,112       4,537,795
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                             February 28,
                                                                                 2001
                                                                             -----------
Assets

Current Assets
    Cash and cash equivalents ............................................    $  234,351
    Available for-sale securities ........................................        54,802
    Accounts receivable, less allowance for doubtful accounts of $180,018.     1,444,943
    Inventory, net .......................................................     3,077,493
    Notes receivable .....................................................        42,319
    Prepaid expenses and other, net ......................................       348,183
                                                                             -----------

          Total Current Assets ...........................................     5,202,091

Inventory, non-current ...................................................        21,405

Land held for sale .......................................................        46,000

Property and Equipment, net of accumulated depreciation and amortization..       497,263

Intangible assets, net of accumulated amortization .......................       321,463

Other Assets .............................................................        13,718
                                                                             -----------
                                                                             $ 6,102,940
                                                                             ===========

The accompanying notes are an integral part of these statements.


                                      BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED), CONTINUED


                                                                                 February 28,
                                                                                     2001
                                                                                 -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ..........................................................    $    180,000
      Line of credit, shareholder ............................................          30,000
      Accounts payable and accrued liabilities ...............................       1,150,455
      Convertible promissory notes ...........................................          53,000
     Accrued compensation ....................................................         606,477
                                                                                 -------------

          Total Current Liabilities ..........................................       2,019,932
                                                                                 -------------

Minority interest ............................................................       2,022,803
                                                                                 -------------

Shareholders' Equity
     Preferred stock, $0.08 par value, 5,000,000 authorized, none outstanding
     Common stock, $0.08 par value authorized 25,000,000 shares,
       issued and outstanding  4,858,112 .....................................         388,648
     Additional paid-in-capital ..............................................      16,723,846
      Accumulated other comprehensive loss ...................................          (5,295)
      Common stock subscribed ................................................          53,000
     Accumulated deficit .....................................................     (15,100,994)
                                                                                 -------------

Total Shareholders' Equity ...................................................       2,059,205
                                                                                 -------------

Total Liabilities and Shareholders' Equity ...................................    $  6,102,940
                                                                                 =============

The accompanying notes are an integral part of these statements.


                                           BIOMERICA, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                   2001            2000
                                                               ------------    ------------
Cash flows from operating activities:

Net loss ..................................................    $(2,005,470)    $(2,548,175)

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization ........................        169,827         188,804
     Realized gain on sale of available for-sale securities        (30,408)         (1,114)
     Minority interest in net loss of consolidated
       Subsidiaries .......................................       (158,351)       (200,969)
     Common stock issued for services rendered ............        248,489          16,000
     Provision for losses on accounts receivable ..........              -          (5,272)
     Losses on disposal of fixed assets ...................              -           1,703
     Options issued for services rendered .................         97,035         742,680
     Changes in current assets and liabilities:
       Accounts Receivable ................................        256,992         157,703
       Inventories ........................................       (217,209)       (173,249)
       Prepaid expenses and other current assets ..........        130,343        (209,972)
       Accounts payable and other accrued liabilities .....       (163,592)        250,584
       Accrued compensation ...............................        252,962        (133,113)
                                                               ------------    ------------

Net cash used in operating activities .....................     (1,419,382)     (1,914,390)
                                                               ------------    ------------

Cash flows from investing activities:
     Sale of available for-sale securities ................         73,408          20,417
     Increase in notes receivable .........................         (7,325)          9,491
     Purchases of property and equipment ..................       (135,251)       (198,252)
     Other assets .........................................          8,199         124,073
     Purchases of intangible assets .......................        (16,038)              0
                                                               ------------    ------------

Net cash used in investing activities .....................        (77,007)        (44,271)
                                                               ------------    ------------

Cash flows from financing activities:
     Private placement net of offering costs ..............        152,512       1,965,557
     Repurchase by minority interests .....................              -         (94,714)
     Exercise of stock options ............................          6,018          25,305
     Increase in line of credit ...........................         20,000          40,000
     Increase in line of credit, shareholder ..............         30,000               -
     Shareholder loan payment .............................              -           1,000
     Proceeds from common stock subscribed ................         53,000               -
     Proceeds from issuance of convertible promissory notes        835,000               -
                                                               ------------    ------------


                                           BIOMERICA, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (CONTINUED)

                      NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                   2001            2000
                                                               ------------    ------------

Net cash provided by financing activities .....................$ 1,096,530     $ 1,937,148

Net decrease in cash and cash equivalents .....................   (399,859)        (21,513)

Cash at beginning of period ...................................    634,210       1,669,205
                                                               ------------    ------------

Cash at end of period .........................................$   234,351     $ 1,647,692
                                                               ============    ============

The accompanying notes are an integral part of these statements.


                                                     BIOMERICA, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                       FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001


                                    Common Stock                       Accumulated
                            --------------------------  Additional     Other Com-       Common
                            Number of                   Paid-In        Prehensive       Stock         Accumulated
                            Shares       Amount         Capital        Income (Loss)    Subscribed    (Deficit)       Total
                            -----------  -------------  -------------  -------------    ------------  -------------   -------------
Balances at                  4,575,070   $    366,005   $ 15,529,421   $     (4,323)    $         -   $(13,095,524)   $  2,795,579
  May 31, 2000

Compensation expense in
connection with options
and warrants granted                 -              -         97,035              -               -              -          97,035

Stock issued for
Consulting                     159,091         12,727        232,898              -               -              -         245,625

Common stock subscribed              -              -              -              -          53,000              -          53,000

Change in unrealized
gain on available
for sale securities                  -              -              -           (972)              -              -            (972)

Exercise of stock
options                          7,000            560          5,458              -               -              -           6,018

Stock issued in
satisfaction of payable          2,083            167          2,697              -               -              -           2,864

Private placement, net of      114,868          9,189        143,323              -               -              -         152,512
issuance costs of $1,140

Conversion of a
subsidiary debt into
common stock of the
subsidiary                            -             -        713,014              -               -              -         713,014

Net loss                              -             -              -              -               -     (2,005,470)     (2,005,470)
                            -----------  -------------  -------------  -------------    ------------  -------------   -------------

Balances at
  February 28, 2001          4,858,112   $    388,648   $ 16,723,846   $     (5,295)    $    53,000   $(15,100,994)   $  2,059,205
                            ===========  =============  =============  =============    ============  =============   =============


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


February 28, 2001

(1) Reference is made to Note 1 of the Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for a summary of significant accounting policies utilized by the Company.

(2) The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of the consolidated financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(3) Consolidated results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(4) Reference is made to Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 5 & 10 of the Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for information on commitments and contingencies.

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $5,295 at February 28, 2001.

(7)      Earnings Per Share
---      ------------------

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

(8) Please refer to Note 11 to the Notes to Consolidated Financial Statements for the Years Ended May 31, 2000 and 1999 as reported in the Form 10-KSB filed with the Securities and Exchange Commission on September 13, 2000 for information on Convertible Promissory Notes totaling $835,000 ($715,000 as of September 12, 2000) entered into by the ReadyScript subsidiary during the nine months ended February 28, 2001, and raised an additional $30,000 subsequent to that date. As of February 28, 2001, $782,000 of that debt had been converted to 1,500,175 shares of ReadyScript common stock. The Company recorded an increase to additional paid-in-capital of $713,014 as a result of this conversion.

(9) The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                            For the Nine Months Ended February 28, 2001
                                            -------------------------------------------
                                              Income          Shares       Per Share
                                            (Numerator)   (Denominator)     Amount
                                            ------------  -------------  -------------
Basic loss per share -
     Loss attributable to common
      Shareholders                          $(2,005,470)     4,745,003   $       (.42)
                                                                         =============

Effect of dilutive securities - Options               -              -
                                            ------------  -------------

Diluted loss per share -
     Loss attributable to common share-
      Holders plus assumed conversions      $(2,005,470)     4,745,003   $       (.42)
                                            ============  =============  =============



                                            For the Nine Months Ended February 29, 2000
                                            -------------------------------------------
                                              Income          Shares       Per Share
                                            (Numerator)   (Denominator)     Amount
                                            ------------  -------------  -------------

Basic loss per share -
     Loss attributable to common
      Shareholders..........................$(2,548,175)     4,513,607   $       (.57)
                                                                         =============

Effect of dilutive securities - Options.....
                                            ------------  -------------

Diluted loss per share -
     Loss attributable to common share-
      Holders plus assumed conversions......$(2,548,175)     4,513,607   $       (.57)
                                            ============  =============  =============


                                            For the Three Months Ended February 28, 2001
                                            -------------------------------------------
                                              Income          Shares       Per Share
                                            (Numerator)   (Denominator)     Amount
                                            ------------  -------------  -------------
Basic EPS -
     Loss attributable to common
      Shareholders..........................$  (513,845)     4,851,112   $       (.11)
                                                                         =============

Effect of dilutive securities - Options.....
                                            ------------  -------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions......$  (513,845)     4,851,112   $       (.11)
                                            ============  =============  =============



                                            For the Three Months Ended February 29, 2000
                                            -------------------------------------------
                                              Income          Shares       Per Share
                                            (Numerator)   (Denominator)     Amount
                                            ------------  -------------  -------------

Basic EPS -
     Loss attributable to common
      Shareholders..........................$  (886,262)     4,537,795   $       (.20)
                                                                         =============

Effect of dilutive securities - Options.....
                                            ------------  -------------

Diluted EPS -
     Loss attributable to common share-
      Holders plus assumed conversions......$  (886,262)     4,537,795   $       (.20)
                                            ============  =============  =============

(10) Financial information about foreign and domestic operations and export sales is as follows:

                                                      For the Nine Months Ended
                                                        2/28/01        2/29/00
                                                     ------------   ------------

Revenues from sales to unaffiliated customers:
United States                                        $ 3,609,000    $ 3,160,000
Asia                                                     129,000        258,000
Europe                                                 1,620,000      1,220,000
South America                                            322,000        260,000
Other                                                    857,000        717,000
                                                     ------------   ------------
                                                     $ 6,537,000    $ 5,615,000


No other geographic concentrations exist
  where net sales exceed 10% of total net sales
Operating profit (loss):
United States                                        $(2,167,000)   $(2,628,000)
Asia                                                     (24,000)       (59,000)
Europe                                                    34,000       (163,000)
South America                                              4,000        (30,000)
Other                                                    (34,000)      (112,000)
                                                     ------------   ------------
                                                     $(2,187,000)   $(2,992,000)

(11) The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). NASDAQ advised the Company on January 3, 2001, that it was not in compliance with the minimum bid price and that the Company was being afforded a ninety-day grace period, until April 3, 2001, to remedy this deficiency. On April 4, 2001, NASDAQ advised the Company that the Company's common stock had maintained a minimum $1.00 bid price for at least 10 consecutive trading days and therefore complies with the Rule. Accordingly, the matter is now closed.

(12) During the nine months ended February 28, 2001, the subsidiary, Lancer Orthodontics, Inc., granted options to purchase 157,000 shares of its common stock at an exercise price of $.875 to certain employees of it, with one half vested immediately and the other half vesting one year from the date of grant. The options have a term of five years.

(13) During the nine months ended February 28, 2001, the subsidiary, ReadyScript, Inc., granted options to purchase 1,574,287 shares of its common stock at an exercise price of $.25 per share to certain employees and directors. The options vest at different times over a three year period with all options expiring five years from date of grant.

(14) During the nine months ended February 28, 2001, the Company sold 114,868 shares of its common stock at a price of $1.34 per share to various employees and outside investors. For total proceeds of $152,512 net of offering costs of $1,140, each investor also received one warrant for each two shares purchased. The warrants have an exercise price of $2.00 per share with one-half vesting immediately and the other half vesting one year from date of grant. The warrants expire five years from date of grant.

(15) During the nine months ended February 28, 2001, the Company issued 159,091 shares of its common stock for consulting services related to a subsidiary.

(16) During the nine months ended February, 2001, the Company issued 2,083 shares of its restricted common stock in lieu of cash for a payable.

(17) During the three months ended February 28, 2001, stock options for 103,000 shares of common stock were granted at an exercise price of $.50 per share, with one-quarter vesting immediately and the remainder vesting one quarter per year. The options have a five-year expiration. Additionally, 20,000 shares were granted at an exercise price of $.75 per share with one quarter vesting one year from date of grant and the remainder vesting one quarter per year. The options have a five-year expiration. Also, 50,000 shares were granted at an exercise price of $.63 per share. The options shall have a five-year expiration and are exercisable in full on the first anniversary of the date of grant.

(18) As of February 28, 2001, the Company had cash and available-for-sale securities in the amount of $289,153 and working capital of $3,182,159. Cash and working capital totaling $237,351 and $2,644,017, respectively, relates to the Lancer subsidiary. Of the Company's $2,059,205 net worth, 43.7%, or $899,478, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. The Company's nine-month losses were substantially the result of its investment in ReadyScript. The ReadyScript subsidiary was a development-stage enterprise. During the first quarter the Board of Directors of the Company decided that the ReadyScript subsidiary would no longer be funded by Biomerica, Inc. or its other subsidiaries. However, subsequent to such decision an immaterial advance was forwarded to ReadyScript as the Company decided it was in the best interest of the Company to advance further funds in order to protect the investment while outside funding or a business combination is being sought. During the third quarter and subsequent to that the ReadyScript division was in negotiations with a company to have some of its assets acquired. On March 30, 2001, ReadyScript received notice from the other party that they were terminating the proposed deal with ReadyScript. On April 4, 2001, Readyscript filed a lawsuit against the company for fraud, breach of contract, unfair competition and misappropriation of trade secrets. Due to lack of funding, further development efforts at ReadyScript have been ceased.

       Biomerica, Inc. and its subsidiaries, with the exception of ReadyScript, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder $500,000 line of credit of which $30,000 was drawn at February 28, 2001.

(19) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the Company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has completed an evaluation of the effects of this statement and does not believe that it will have a materials effect on the Company's financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the Company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a materials effect on the Company's financial statements.





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

RESULTS OF OPERATIONS

       Consolidated net sales for Biomerica were $6,536,541 for the nine months ended February 28, 2001 as compared to $5,615,304 for the same period in the previous year. This represents an increase of $921,237, or 16.4%. For the quarter then ended sales were $2,282,809 as compared to $1,844,976 for the same period in the prior fiscal year. This represents an increase of $437,833, or 23.7%. The increases for the nine and three months were primarily attributable to sales increases at Biomerica of the EZ Detect product and to other diagnostic products, although Lancer Orthodontics also realized an increase in sales for these periods.

       Cost of sales for the nine months decreased as a percentage of sales from 68.6% to 66.1% and for the three months increased from 72.4% to 76.4%. Most of the decrease in the nine months was due to higher sales in relation to some fixed costs and operational efficiencies. For the three months the increase was primarily attributable to the write-off of $213,088 of a prepaid which related to one of the subsidiaries.

       Selling, general and administrative costs decreased by $904,527, or 21.1% for the nine months and by $559,860, or 40.4% for the three months ended February 28, 2001. Lancer had decreased selling, general and administrative costs of $86,781 for the nine months and $21,024 for the three months due to a decrease in labor costs and commissions. The remainder of the decrease was attributable to lower expenses at the ReadyScript division.

       Research and development increased by $553,212, or 118% for the nine months and $120,723, or 88.4% for the three months. Most of the increase was due to the research and development of the handheld point-of-care-technology at ReadyScript.

       Interest expense increased by $3,159 for the nine months and $1,470 for the three months compared to the previous year due to the borrowings at Lancer and an increase in prime rate. Other income decreased as a result of a prior year insurance claim settlement of $279,672 for the theft of inventory at Lancer's Mexicali facility, less $110,000 insurance claim receivable valued at cost.

     The following is a breakdown of the income or losses for the nine and three month periods by company:
                                                 Nine Months        Three Months
                                               ------------        ------------

Biomerica diagnostics                          $   (96,191)        $  (126,943)
Lancer Orthodontics                                (46,710)              6,111
Allergy Immuno Technologies                        (48,316)            (16,939)
ReadyScript                                     (1,814,253)           (376,074)
                                               ------------        ------------

Total loss                                     $(2,005,470)        $  (513,845)

       At February 28, 2001, the Company retained a 30.78% interest in Lancer Orthodontics, a 100% interest in the losses of Allergy Immuno Technologies and a 100% interest in the losses of ReadyScript. Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2000, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

       As of February, 2001, the Company had cash and available-for-sale securities in the amount of $289,153 and working capital of $3,182,159. Cash and working capital totaling $237,351 and $2,644,017, respectively, relates to the Lancer subsidiary. Of the Company's $2,059,205 net worth, 43.7%, or $899,478 relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. The Company's nine-month losses were substantially the result of its investment in ReadyScript. The ReadyScript subsidiary is a development-stage enterprise. During the first quarter the Board of Directors of the Company decided that the ReadyScript subsidiary would no longer be funded by Biomerica, Inc. or its other subsidiaries. However, subsequent to such decision an immaterial advance was forwarded to ReadyScript as the Company decided it was in the best interest of the Company to advance further limited funds in order to protect the investment while outside funding or a business combination is being sought. During the third quarter and subsequent to that the ReadyScript division was in negotiations with a company to have some of its assets acquired. On March 30, 2001, ReadyScript received notice from the other party that they were terminating the proposed deal with ReadyScript. Due to lack of funding, further development efforts at ReadyScript have been ceased. Biomerica, Inc. and its subsidiaries, with the exception of ReadyScript, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit of which $30,000 was drawn at February 28, 2001.

       During the nine months ended February 28, 2001, the Company used cash in operations of $1,419,382, primarily as a result of losses at the ReadyScript subsidiary. This compares to cash used in operations of $1,914,390 in the same period in the prior fiscal year. The Company generated cash flow from financing activities of $1,096,530 during the nine months, primarily due to $835,000 in convertible promissory notes entered into by the ReadyScript subsidiary. The Company recorded an increase to additional paid-in capital of $713,014 as a result of this conversion as described in the accompanying financial statements. During the nine months ended February 29, 2000, the Company generated cash flow from financing activities of $1,937,148 as a result of the sale of common stock, net of offering costs.

       During the nine months ended February 28, 2001, the Company sold 114,868 shares of its common stock at a price of $1.34 per share to various employees and outside investors for total proceeds of $152,512, net of offering costs of $1,140. Each investor also received one warrant for each two shares purchased. The warrants have an exercise price of $2.00 per share with one-half vesting immediately and the other half vesting one year from date of grant. The warrants expire five years from date of grant.

       During the nine months ended February 28, 2001, the Company issued 159,091 shares of its common stock valued at $245,625 for consulting services related to a subsidiary.

       During the nine months ended February 28, 2001, the Company issued 2,083 shares of its restricted common stock in lieu of cash for a payable.

       During the three months ended February 28, 2001, stock options for 103,000 shares of common stock were granted at an exercise price of $.50 per share, with one-quarter vesting immediately and the remainder vesting one quarter per year. The options have a five-year expiration. Additionally, 20,000 shares were granted at an exercise price of $.75 per share with one quarter vesting one year from date of grant and the remainder vesting one quarter per year. The options have a five-year expiration. Also, 50,000 shares were granted at an exercise price of $.63 per share. The options shall have a five-year expiration and are exercisable in full on the first anniversary of the date of grant.

       During the quarter $53,000 was raised in a private placement of the Company's common stock at the price of $.72 per share with a 50% warrant attached which is exercisable at $1.50 per share. Subsequent to that an additional $52,700 was raised with the same terms.

       At February 28, 2001, Lancer had a $300,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (9.75% at February 28, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 2001 was $120,000. The line of credit expires on September 10, 2001. The line of credit is collateralized by substantially all the assets of the Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Lancer maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to
1. Lancer is not required to maintain compensating balances in connection with this borrowing arrangement. Lancer was in violation of certain of its debt covenants at February 28, 2001. A waiver has been requested but not yet received as of the date of filing.

       Biomerica, Inc. entered into an agreement, in substance, for a line of credit on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2001. Biomerica and the shareholder are in the process of formalizing this line of credit. As of February, 2001, $30,000 had been drawn on that line of credit.



                           PART II. OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS.  Inapplicable.

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.  Inapplicable.

Item 3.      DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable.

Item 5.      OTHER INFORMATION.  Inapplicable.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.  None.

      Exhibit No.            Description
      -----------            -----------

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

Date:  April 20, 2001


                                                    BIOMERICA, INC.


                                                    By: /S/ Zackary S. Irani
                                                        ------------------------
                                                    Zackary Irani
                                                    Chief Executive Officer