Form 10KSB
period 2001-05-31
BIOMERICA INC
filed 2001-09-13
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2001            COMMISSION FILE NUMBER: 0-8765
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
        NONE                                          NASDAQ

         Securities registered under Section 12(g) of the Exchange Act:
                             (Title of each class)
                         -----------------------------
                         COMMON STOCK, PAR VALUE $0.08

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[x] NO[_]
                                                          ------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
---

State issuer's revenues for its most recent fiscal year:  $8,939,522.

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer (based upon 4,223,822 shares held by non-affiliates and the closing price of $0.70 per share for Common Stock in the over-the-counter market as of September 4, 2001): $2,970,475.

Number of shares of the issuer's common stock, par value $0.08, outstanding as of August 21, 2001: 5,036,754 shares.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's proxy statement for its 2001 Annual Meeting of Stockholders is incorporated into Part III hereof. Also incorporated by reference are the Annual Reports on Form 10-KSB for the fiscal year ended May 31, 2001, for Lancer Orthodontics, Inc. and Allergy Immuno Technologies, Inc.

Transitional Small Business Disclosure Format                 YES [_]   NO [X]
--------------------------------------------------------------------------------

                                    PART I*

  ITEM 1.   DESCRIPTION OF BUSINESS
            -----------------------

  THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE ABILITY OF THE COMPANY TO MAINTAIN REQUIREMENTS TO BE LISTED ON NASDAQ, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                                    BUSINESS

                                    OVERVIEW

THE COMPANY

     Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. We have three subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontics products, Allergy Immuno Technologies, Inc.("AIT"), which is engaged in providing specialized laboratory testing services and ReadyScript, Inc. ("ReadyScript"), which developed a wireless handheld point of care system for physicians. All subsidiaries are majority-controlled subsidiaries.

     In June 1999, we raised $2 million in equity to develop the infrastructure of our e-health business, now incorporated as ReadyScript, Inc. Since that time we used the proceeds for developing an on-line drugstore and ReadyScript's infrastructure (a wireless medication management system that enables physicians to wirelessly transmit legible, pre-qualified formulary- compliant prescription orders directly to the patient's choice of pharmacy).

     In August 2000 operations of the online drugstore, the BigRx.com, were shut down due to insignificant revenue and non-performance by the other party of a third party backend processing agreement. The Company adopted a formal plan in April 2001 to discontinue operations of its ReadyScript subsidiary. The sale of some of the ReadySript assets is being discussed with various parties. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

                           OUR MEDICAL DEVICE BUSINESS

     Our existing medical device business is conducted through three companies:
(1) Biomerica, Inc., engaged in the diagnostic products market; (2) Lancer Orthodontics, Inc., engaged in orthodontic products market; and (3) Allergy Immuno Technologies, Inc., engaged in allergy-related testing services market.

BIOMERICA - DIAGNOSTIC PRODUCTS

     Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company's medical diagnostic products are sold into three markets: 1) clinical laboratories, 2) physicians offices and 3) over-the-counter (drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances which may exist in the human body in extremely small concentrations.

     Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. One of our main objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through prompt diagnosis and early detection. Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. We believe that such tests are as accurate as laboratory tests when used properly, require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office. The majority of our over-the-counter tests are FDA cleared.

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


LANCER ORTHODONTICS, INC. -- ORTHODONTIC PRODUCTS

     Lancer is engaged in developing, manufacturing, and selling orthodontic Products. Its products are sold worldwide through a direct sales force and distributors.

     Lancer's product line includes preformed bands, direct bonding pads, various brackets, buccal tubes, arch wires, lingual attachments and related accessories. The foregoing are assembled to standard prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches.

     Most of Lancer's manufacturing and shipping operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses administration, engineering, sales and marketing, and customer services.


ALLERGY IMMUNO TECHNOLOGIES, INC. -- ALLERGY SERVICES

     AIT has been providing clinical testing services to doctors, clinics and drug firms in specialized areas of allergy and immunology. AIT also owns four patents covering several inventions relating to the therapeutic treatment of allergy.

     AIT employs one medical technologist and has received assistance in the past from Biomerica whose operations are adjacent to that of AIT.


DISCONTINUED OPERATIONS

     The Company's fiscal 2001 and 2000 losses were partially the result of its investment in ReadyScript. The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001. The net assets and operating results of ReadyScript are shown separately in the accompanying consolidated financial statements as discontinued operations and are held for sale. Prior periods have been restated to reflect the results of ReadyScript as discontinued.


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

     All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control unit that monitors and evaluates product quality and output. In addition, we employ a qualified external quality assurance consultant who monitors procedures and provides guidance in conforming with the Good Manufacturing Practices regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for raw materials procurement and we do not believe that material availability in the foreseeable future will be a problem.

     Lancer currently utilizes a manufacturing subcontractor to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. The current agreement allows for the pass through of actual costs plus a weekly administrative fee. This gives Lancer greater control over all costs associated with the manufacturing operation. During 1999, Lancer extended the Manufacturing Agreement through October 2000. Lancer has retained an option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty.

     Lancer is in the process of converting Mexican assets and obligations to its own division, a Mexican corporation named Lancer Orthodontics de Mexico (Lancer de Mexico). This division will administer services previously provided by an independent manufacturing contractor. A new lease was negotiated effective April 1, 2001, for the 16,000 square foot facility used for Lancer's Mexican operations. Utility and Mexican vendor obligations have been converted to the Lancer de Mexico name. This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations.

     Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2001, this obligation was approximately $361,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

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

     Research and development expenses incurred by Biomerica for the years ended May 31, 2001 and 2000 aggregated approximately $322,000 and $465,000, respectively. These expenses included approximately $72,000 and $184,000 for fiscal 2001 and 2000, respectively, for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION

     Biomerica has approximately 300 current customers for its diagnostic business, of which approximately 60 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

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

BACKLOG

     At May 31, 2001 and 2000 Biomerica had a backlog of $80,000 and $0, respectively and Allergy Immuno Technologies, Inc. had no backlog of product orders. As of May 31, 2001 and 2000, Lancer had a backlog of $167,000 and $146,000, respectively.

RAW MATERIALS

     The principal raw materials utilized by us consist of various chemicals, serums, reagents, radioactive isotopes and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.

     We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Due to a limited shelf life on some products such as the RIA kits, finished kits are prepared as required for immediate delivery of pending and anticipated orders. Sales orders are normally processed on the day of receipt.

     The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2001 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

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

     Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are: Unitek, a subsidiary or division of 3M; "A" Company and Ormco, subsidiaries or divisions of Sybron; RMO Inc., a private company; American Orthodontics, a private company; GAC, a private company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, has more diversified product lines and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of these seven major competitors or other competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved recognition of both its name and its products.

     With respect to AIT, the independent clinical laboratory industry in the U.S. and in California is highly competitive and fragmented. According to one industry source, there are approximately 4,500 independent clinical laboratories in the U.S. AIT is not a significant factor in the market.

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

     Pursuant to FDA requirement, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the QSR, which, unless the device is a Class I exempt device, requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and the MDR regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

     In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2002. We are also registered with the Department of Health and Human Services, Public Health Service of the FDA as a Device establishment. This registration expires on February 28, 2002. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2002), and two permits from the USDA, one expiring on January 28, 2002 and the other expiring on June 30, 2002. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

     Through compliance with FDA and California regulations, we can market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a "CE Mark" in order to be sold in EU countries. The directive goes into effect beginning March 2003. The Company has begun the process of complying with the "CE Mark" directives and believes it will be in full compliance by the time the directive becomes effective. At present the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

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

     With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE.

     AIT currently holds an annually renewed clinical laboratory license with the Department of Health Services, State of California. The current license expires December 31, 2001. AIT also holds a clinical laboratory license from the state of Florida. This current license expires November 11, 2001 and is renewed every two years. AIT holds a CLIA Certificate of Compliance, which is a requirement of the Federal government for clinical laboratories. This certificate expires in February 2002 and is renewed every two years. Although AIT has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.

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


FOREIGN BUSINESS

     All of our fixed assets, excluding some of Lancer, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Biomerica and its consolidated subsidiaries:

                                                  Year Ended May 31,
                                                  ------------------
                                             2001                 2000
                                             ----                 ----
     U.S. Customers                   $4,700,000/52.6%       $4,431,000/55.3%
     Asia                                221,000/2.5%           349,000/ 4.4%
     Europe                            2,207,000/24.7%        1,683,000/21.0%
     S. America                          558,000/6.2%           543,000/ 6.8%
     Other foreign                    1,254,000/14.0%         1,008,000/12.6%
                                      ---------------         --------------

                Total Revenues       $8,940,000/100%         $8,014,000/100%

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

     Foreign diagnostic sales are made primarily through a network of over 60 independent distributors in approximately 40 countries.

INTELLECTUAL PROPERTY

     We regard the protection of our copyrights, service marks, trademarks and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with most of our vendors, fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our product brands is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

BRANDS, TRADEMARKS, PATENTS

     We registered the tradenames "Fortel," "Isletest," "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect," "CAST," "COT," "EquistiK," "FelistiK," "Tri-Level Controls," "Tru-Level Controls," "T-Marker Controls," "AllerHalt," "Candiquant," "Candigen," "EZ-H.P." and "EZ-PSA."

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

     Lancer has made a practice of selling its products under trademarks and of obtaining protection for those trademarks in the United States and certain foreign countries. Lancer considers these trademarks to be of importance in the operation of its business.

     The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content.

EMPLOYEES

     As of August 14, 2001, the Company and its subsidiaries employed 73 full-time employees and 9 part-time employees. Lancer, through its Mexican subcontractor, utilizes the services of approximately 129 people in Mexico. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     During fiscal 1993 we leased approximately 21,000 square feet of space in Newport Beach, California for a term which expired May 31, 1998. Pursuant to the prior lease and the current month-to-month tenancy, we pay an annual base rent, set initially at $143,880 and adjusted annually to reflect cost of living increases, plus all real estate taxes and insurance costs. In fiscal 1999 a portion of the rent was paid through the issuance of shares of our restricted common stock to JSJ Management and another individual. During fiscal 2001 the Company paid a total of $169,440 in rent for approximately 24,500 square feet of space. These facilities were used for diagnostic test kit research and development, manufacturing, marketing, administration, and our ReadyScript operations. The ReadyScript subsidiary still owed $12,500 in back rent as of May 31, 2001.

     The facilities are leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of our Company, is a partner in JSJ Management.

     AIT currently leases approximately 1,600 square feet at the above facility for $1,400 per month. These properties are leased by AIT on a month-to-month basis from Mrs. Sultanian and JSJ Management.

     Lancer leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $11,032 at May 31, 2001, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2001 and 2000 was approximately $69,000.

     Lancer has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the years ended May 31, 2001 and 2000, was approximately $74,000.

     At May 31, 2001, future aggregate minimum lease payments for Lancer are as follows:

                       Years ending
                       ------------
                       May 31, 2002                     $133,543
                       May 31, 2003                      136,397
                       May 31, 2004                      106,511
                       May 31, 2005                       62,292
                       Thereafter                         51,910

                       Total                            $490,653

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
                                                         Bid Prices
                                             --------------------------------
                                                  High             Low
                                             --------------  ----------------
Quarter ended:
 May 31, 2001 . . . . . . . . . . . . . .         $1.25          $0.656
 February 28, 2001 . . . . . . . . . . . .        $0.969         $0.313
 November 30, 2000 . . . . . . . . . . . .        $1.75          $0.75
 August 31, 2000 .. . . . . . . . . . . .         $1.875         $1.25
 May 31, 2000 . . . . . . . ..............        $4.375         $1.438
 February 29, 2000........................        $4.563         $2.031
 November 30, 1999........................        $4.25          $2.00
 August 31, 1999..........................        $3.75          $1.875

     As of August 21, 2001, the number of holders of record of Biomerica's common stock was approximately 1,222, excluding stock held in street name.

     No dividends have been declared or paid by Biomerica. We intend to employ all available funds for development of our business and, accordingly, do not intend to pay cash dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

     THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE ABILITY OF THE COMPANY TO MAINTAIN REQUIREMENTS TO BE LISTED ON NASDAQ, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


RESULTS OF OPERATIONS

     We currently have three subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products, Allergy Immuno Technologies, Inc. ("AIT"), which is engaged in providing specialized testing services to pharmaceutical companies and physicians and has obtained four patents related to allergy treatment therapies, and ReadyScript, which developed an innovative point-of-care, wireless handheld technology solutions for the healthcare industry. We own approximately 30.78% of the outstanding stock of Lancer and 74.6% of the outstanding stock of AIT. We exercise effective control of 51.19% over Lancer via voting agreements with certain shareholders. ReadyScript is a 88.9% owned subsidiary of Biomerica. As a result of our control and ownership, our financial statements are consolidated with those of Lancer, AIT and ReadyScript. Both Lancer and AIT are public companies. The common stock of Lancer is traded on the bulletin board system under the symbol "LANZ," and the common stock of AIT is traded in the pink sheets under the symbol "ALIM."

     In August 2000 operations of the online drugstore, the BigRx.com, were shut down due to insignificant revenue and non-performance by the other party of a third party backend processing agreement. The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001. The sale of some of the ReadyScript assets is being discussed with various parties. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

Fiscal 2001 Compared to Fiscal 2000

     Our consolidated net sales were $8,939,522 for fiscal 2001 compared to $8,013,921 for fiscal 2000. This represents an increase of $925,601, or 11.5% for fiscal 2001. Of the total consolidated net sales for fiscal 2001, $5,927,603 is attributable to Lancer, $100,270 to AIT and $2,911,649 to Biomerica. Lancer's sales increased by $277,091, Biomerica showed a sales increase of $628,216 and AIT had an increase of $20,294. The increase at Lancer was attributable to an increase in European sales. The increase in sales at Biomerica was in large part due to an increase of sales in the over-the-counter market domestically.

     Cost of sales in fiscal 2001 as compared to fiscal 2000 increased by $526,248 or 9.4%. Lancer's cost of sales as a percentage of sales decreased from 68.4% to 67.4% in fiscal 2001 as compared to fiscal 2000. The decrease was primarily attributable to product mix. Biomerica had a decrease in cost of goods as a percentage of sales from 72.0% to 70.4% in fiscal 2001 as compared to fiscal 2000 due to a more profitable sales mix offset by a write-down for obsolete inventory and scrap of approximately $150,000. AIT had a decrease in cost of goods as a percentage of sales of 118.0% to 86.7% primarily due to lower material costs.

     Selling, general and administrative costs decreased in fiscal 2001 as compared to fiscal 2000 by $712,152 or 18.3%. Lancer had a decrease of $144,652 in these costs due to decreases in labor costs and travel expenses, partially offset by increases in bad debt expense and other expenses. Biomerica had a decrease in fiscal 2001 as compared to fiscal 2000 of $535,427, primarily due to warrant expenses incurred in fiscal 2000. AIT had decreased costs of $32,073 due to higher legal and accounting costs related to new SEC filing requirements in fiscal 2000.

     Research and development expense decreased in fiscal 2001 as compared to fiscal 2000 by $142,916 or 30.7%. Of this, Lancer had a decrease of $112,744, as a result of the termination of the dental amalgam development. Biomerica had an increase in research and development expenses of $22,828 primarily due to the expenses related to consulting services. AIT had a decrease of $52,600 as a result of termination of a research project.

     Interest expense, which was incurred primarily by Lancer, increased in fiscal 2001 as compared to fiscal 2000 by $1,996 or 10.2% due to borrowings against the line of credit to finance development costs and an increase in the interest rate.

     Other income net, decreased by $70,636 or 59.7% in fiscal 2001 as compared to fiscal 2000. A decrease of $225,900 is attributable to Lancer due to income received in the prior fiscal year from an insurance claim for inventory theft. An increase of $152,478 was attributable to Biomerica due to the sale of marketable securities offset by lower interest and dividend income. An increase of $3,722 was attributable to AIT due to income realized from the sale of land this fiscal year.

     As of May 31, 2001, Biomerica had net tax operating loss carryforwards of approximately $9,466,000 and investment tax and research and development credits of approximately $45,000, which are available to offset future federal tax liabilities. These carryforwards expire at varying dates from 2001 to 2021. As of May 31, 2001, Biomerica has net operating tax loss carryforwards of approximately $2,127,000 available to offset future state income tax liabilities, which expire through 2011. As of May 31, 2001, Lancer had net operating loss carryforwards of approximately $2,049,000 and business tax credits of approximately $98,000 available to offset future Federal tax liabilities. The Lancer carryforwards expire through 2021. As of May 31, 2001, AIT had net tax operating loss carryforwards of $1,931,000 and business tax credits of approximately $29,000 to offset future Federal tax liabilities. The carryforwards expire at varying dates through 2021. AIT also had net tax operating loss carryforwards of approximately $580,000 to offset future California taxable income, expiring at varying dates through 2011.

Liquidity and Capital Resources

     As of May 31, 2001, we had cash and available for sale securities of $136,299 (see Note 1 of Notes to Consolidated Financial Statements) and current working capital of $2,944,596. Of the current working capital, $2,697,500 is attributable to the Lancer subsidiary, which is restricted from distribution to Biomerica as a result of Lancer's line of credit agreement. The Company's fiscal 2001 losses were substantially the result of its investment in ReadyScript, which has been reported as a discontinued operation. During 2001, cash provided by operations was $108,955. During 2000, the Company used cash flows from operations of $723,997. Cash provided by investing activities was $50,532, partially due to the sale of marketable securities and land. The Company generated cash flow from financing activities of $339,662 during fiscal 2001, primarily due to two private placements and a shareholder loan at Biomerica. This compares to cash provided by financing activities of $1,889,295 in 2000 primarily a result of the sale of common stock net of offering proceeds.

     The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings and may have to do so in the future.

     ReadyScript was discontinued in May 2001. ReadyScript was a primary contri-butor to the Company's losses. The Company also plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or sustain the necessary equity or debt financing to fund operations in the future.

     At May 31, 2001, Lancer had a $300,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (8.25% at May 31, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available to Lancer under the line of credit at May 31, 2001 was $160,000. The line of credit expired on September 10, 2001. As of May 31, 2001, there was $140,000 outstanding under the line of credit.

    The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of no more than 1 to 1, and a current ratio in excess of 2 to 1, and prohibits the advancing of funds to Biomerica. Lancer is not required to maintain compensating balances in connection with this lending agreement. Lancer was in violation of certain of its debt covenants at May 31, 2001. Lancer is currently in discussions with a new lender to replace its existing line of credit. Management believes it will be successful in such discussions, however, there can be no assurance of this success nor that management would be successful in finding a replacement lender with acceptable terms.

     Biomerica, Inc. entered into an agreement, in substance, for a line of credit on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and was due to expire September 12, 2001. On September 12, 2001 the line of credit was extended until September 13, 2002 at an interest rate of 8% and is secured by accounts receivable and inventory. The unused portion available under the line of credit at May 31, 2001, was approximately $405,000. During June and July 2001 the Company borrowed an additional $130,000 on the line of credit; therefore, the unused portion of the line of credit as of September 10, 2001, is $275,000.

     The Company has been notified by Nasdaq that it has failed to maintain the listing requirement that its minimum bid price be $1.00 or more and that it must regain compliance by October 4, 2001, or it will be subject to delisting. The Company will be subject to that and other continuing requirements to be listed on the Nasdaq SmallCap Market. There can be no assurance that the Company can continue to meet such requirements. The price and liquidity of the Common Stock may be materially adversely affected if the Company is unable to meet such requirements in the future.


     Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in derivative or hedging activities, and accordingly, believes that there will be no impact to its consolidated financial statements upon implementation in the Company's fiscal year 2002.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amor-tized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption per-mitted. The Company has not yet determined the impact on the Company's fin-ancial position or results of operations as a result of the future adoption of SFAS 142.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

     Inapplicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          -------------------------------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     This information is incorporated by reference to the Company's proxy statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2001.

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

   3.8 First Amended and Restated Certificate of Incorporation Of Biomerica, Inc. filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

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

  27.1           Financial Data Schedule.

  99.1 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 2001 and 2000 and Independent Auditors' Report.


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


                                       BIOMERICA, INC.
                                       Registrant


                                       By   /s/ Zackary S. Irani
                                            -----------------------------
                                            Zackary S. Irani, Chief Executive
                                            Officer

                                       Dated:  9/12/01
                                               -------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature and Capacity


/s/ Zackary S. Irani                                            Date: 9/12/01
------------------------------------
Zackary S. Irani
President, Director, Chief Executive
Officer


/s/ Janet Moore                                                 Date: 9/12/01
------------------------------------
Janet Moore, Secretary
Director, Chief Financial Officer


/s/ Robert Orlando                                              Date: 9/12/01
------------------------------------
Robert Orlando, M.D., Ph.D.
Director


/s/ Carlos St. Aubyn Beharie                                    Date: 9/12/01
------------------------------------
Carlos St. Aubyn Beharie
Director


/s/ David Burrows                                               Date: 9/12/01
------------------------------------
David Burrows
Director


/s/ Francis R. Cano
------------------------------------                            Date: 9/12/01
Francis R. Cano
Director

/s/ Allen Barbieri                                              Date: 9/12/01
------------------------------------
Allen Barbieri
Director