Form 10QSB
period 2001-08-31
BIOMERICA INC
filed 2001-10-22
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 2001                    Commission File No. 0-8765
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,050,920 shares of common Stock as of October 13, 2001.

                                 BIOMERICA, INC.

                                      INDEX


PART I

Item 1.  Consolidated Financial Statements:


         Consolidated Statements of Operations and Comprehensive Loss
         (unaudited) - Three Months Ended August 31, 2001 and 2000.........2 & 3


         Consolidated Balance Sheet (unaudited) - August 31, 2001..........4 & 5


         Consolidated Statements of Cash Flows (unaudited)
         Three Months Ended August 31, 2001 and 2000...........................6


         Consolidated Statement of Changes in Shareholders' Equity
         (unaudited) - Three Months Ended August 31, 2001......................7


         Notes to Consolidated Financial Statements.........................8-11


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................12-14


PART II  Other Information....................................................15


         Signatures...........................................................16

                               PART I - FINANCIAL INFORMATION
                              SUMMARIZED FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                                       BIOMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                     Three Months Ended
                                                                          August 31,
                                                                     2001           2000
                                                                 ------------   ------------
Net sales ....................................................   $ 1,942,712    $ 1,969,990

     Cost of sales ...........................................     1,456,393      1,306,755
                                                                 ------------   ------------
     Gross profit ............................................       486,319        663,235
                                                                 ------------   ------------

Operating Expenses:
     Selling, general and administrative .....................       812,018        757,042
     Research and development ................................        57,835        100,982
                                                                 ------------   ------------
                                                                     869,853        858,024
                                                                 ------------   ------------

Operating loss from continuing operations ....................      (383,534)      (194,789)
                                                                 ------------   ------------

Other Expense (income):
     Interest expense ........................................         6,210          5,207
     Other income, net .......................................        (5,641)       (11,629)
                                                                 ------------   ------------
                                                                         569         (6,422)
                                                                 ------------   ------------

     Loss from continuing operations, before minority interest
     in net loss of consolidated subsidiaries and income taxes      (384,103)      (188,367)

Minority interest in net losses of consolidated subsidiaries .        95,341         71,156
                                                                 ------------   ------------


Loss from continuing operations, before income taxes .........      (288,762)      (117,211)

Income tax expense ...........................................           800            800
                                                                 ------------   ------------

Net loss from continuing operations ..........................      (289,562)      (118,011)


Discontinued operations:
  Loss from discontinued operations, net .....................       (14,632)      (809,073)
                                                                 ------------   ------------
Net loss .....................................................      (304,194)      (927,084)


Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities ....        (3,702)        (8,554)
                                                                 ------------   ------------

  Comprehensive loss .........................................   $  (307,896)   $  (935,638)
                                                                 ============   ============

Basic net loss per common share:

     Net loss from continuing operations .....................   $      (.06)   $      (.02)
     Net loss from discontinued operations ...................          (.00)          (.18)
                                                                 ------------   ------------
Basic net loss per common share ..............................   $      (.06)   $      (.20)
                                                                 ============   ============

Diluted net loss per common share:
     Net loss from continuing operations .....................   $      (.06)   $      (.02)
     Net loss from discontinued operations ...................          (.00)          (.18)
                                                                 ------------   ------------

Diluted net loss per common share ............................   $      (.06)   $      (.20)
                                                                 ============   ============

Weighted average number of common and common
equivalent shares:
     Basic and diluted .......................................     5,043,760      4,576,554
                                                                 ============   ============

The accompanying notes are an integral part of these statements.

                                             3

                                    BIOMERICA, INC.

                         CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                             August 31,
                                                                                2001
                                                                            -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................   $  149,364
    Available for-sale securities .......................................       32,628
    Accounts receivable, less allowance for doubtful accounts of $190,500    1,536,570
    Inventories, net ....................................................    2,992,705
    Notes receivable ....................................................       18,394
    Prepaid expenses and other ..........................................       89,157
                                                                            -----------

          Total Current Assets ..........................................    4,818,818

Inventory, non-current ..................................................       15,000

Property and Equipment, net of accumulated depreciation and amortization       290,912

Intangible assets, net of accumulated amortization ......................      273,876

Other Assets ............................................................       28,531
                                                                            -----------
                                                                            $5,427,137
                                                                            ===========

The accompanying notes are an integral part of these statements.

                                           4

                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                     August 31,
                                                                        2001
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .............................................  $    160,000
     Accounts payable and accrued liabilities ...................     1,248,124
     Accrued compensation .......................................       244,655
     Net liabilities from discontinued operations ...............       399,122
                                                                   -------------

          Total Current Liabilities .............................     2,051,901

Shareholder loan ................................................       225,000

Minority interest ...............................................     1,951,615

Shareholders' Equity

     Common stock, $0.08 par value authorized  25,000,000 shares,
       subscribed or issued and outstanding 5,050,920 ...........       404,073
     Additional paid-in-capital .................................    16,880,575
     Accumulated other comprehensive loss .......................       (13,991)
     Accumulated deficit ........................................   (16,072,036)
                                                                   -------------

Total Shareholders' Equity ......................................     1,198,621
                                                                   -------------

Total Liabilities and Equity ....................................  $  5,427,137
                                                                   =============

The accompanying notes are an integral part of these statements.

                                       BIOMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the quarter ended August 31,                                         2001        2000
                                                                     ----------   ----------
Cash flows from operating activities:
Net loss from continuing operations ..............................   $(289,562)   $(118,011)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation and amortization ...............................      50,899       49,143
     Realized gain on sale of available for-sale securities ......        (977)      (6,412)
     Minority interest in net loss of consolidated
       Subsidiaries ..............................................     (95,341)     (71,156)
     Common stock issued for services rendered ...................           -      180,000
     Provision for losses on accounts receivable .................      (2,059)           -
     Warrants and options issued for services rendered ...........      23,453       29,902
     Changes in current assets and liabilities:
       Accounts Receivable .......................................      (9,256)      78,486
       Inventories ...............................................    (126,749)      30,451
       Prepaid expenses and other current assets .................         265          369
       Accounts payable and other accrued liabilities ............     317,159       83,690
       Accrued compensation ......................................     (18,622)     (52,390)
                                                                     ----------   ----------

Net cash used in operating activities ............................    (150,790)    (204,072)
                                                                     ----------   ----------

Cash flows from investing activities:
     Sale of available for-sale securities .......................       6,217       22,181
     Decrease in notes receivable ................................           -        1,700
     Purchases of property and equipment .........................           -       (5,424)
     Other assets ................................................      11,007       13,336
     Purchases of intangible assets ..............................           -      (16,038)
                                                                     ----------   ----------
Net cash provided by investing activities ........................      17,224       15,755
                                                                     ----------   ----------

Cash flows from financing activities:
      Increase in shareholder loan ...............................     130,000            -
     Private placement net of offering costs .....................      10,199            -
     Exercise of stock options ...................................           -        3,225
     Increase in line of credit ..................................      20,000       40,000
                                                                     ----------   ----------

Net cash provided by financing activities ........................     160,199       43,225
                                                                     ----------   ----------

Net cash used in discontinued operations .........................     (13,568)    (259,973)
                                                                     ----------   ----------

Net increase in cash and cash equivalents ........................      13,065     (405,065)

Cash at beginning of period ......................................     136,299      615,057
                                                                     ----------   ----------

Cash at end of period ............................................   $ 149,364    $ 209,992
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements.

                                             6

                                                           BIOMERICA, INC.
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE THREE MONTHS ENDED AUGUST 31, 2001

                                                                      Common Stock
                           Common Stock                                Subscribed
                    ---------------------------               ---------------------------
                                                                                          Accumulated
                       Number                     Additional                              Other
                       of                         Paid-in                                 Comprehensive  Accumulated
                       Shares        Amount       Capital        Shares        Amount     Loss           (Deficit)        Total
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
 May 31, 2001          4,890,679  $    391,254  $ 16,748,968       146,075  $    110,774  $    (10,289) $(15,767,842) $  1,472,865

Compensation
expense in
connection with
options and
warrants granted                                      23,453                                                                23,453

Change in
unrealized
gain on available
for sale securities                                                                             (3,702)                     (3,702)

Common stock
issued for
private placement        140,241        11,219        89,754      (126,075)      (90,774)                                   10,199

Net loss                                                                                                    (304,194)     (304,194)
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at
August 31, 2001        5,030,920  $    402,473  $ 16,862,175        20,000  $     20,000  $    (13,991) $(16,072,036) $  1,198,621
                    ============= ============= ============= ============= ============= ============= ============= =============

                                                                 7

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


August 31, 2001

(1) Reference is made to Note 2 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for a summary of significant accounting policies utilized by the Company.

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

(4) Reference is made to Note 3 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 5 & 10 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for information on commitments and contingencies.

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $13,991 at August 31, 2001.

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

                                               For the Three Months Ended August 31, 2001
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------

Basic EPS -
     Loss from continuing
       operations ......................     $  (289,562)               -      $      (.06)
     Loss from discontinued
        operations .....................         (14,632)               -             (.00)
                                             ------------     ------------     ------------
                                                (304,194)       5,043,760             (.06)
Diluted EPS -
     Loss attributable to common share -
      Holders plus assumed conversions .     $  (304,194)       5,043,760      $      (.06)
                                             ============     ============     ============


                                               For the Three Months Ended August 31, 2000
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (118,011)               -      $      (.02)
     Loss from discontinued
       operations ......................        (809,073)               -             (.18)
                                             ------------     ------------     ------------
                                                (927,084)       4,576,554             (.20)
Diluted EPS -
     Loss attributable to common share -
      Holders plus assumed conversions .     $  (927,084)       4,576,554      $      (.20)
                                             ============     ============     ============

     Loss attributable to common share -
      Holders plus assumed conversions .     $  (927,084)       4,576,554      $      (.20)
                                             ============     ============     ============

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management believes that its current revenue recognition policies comply with SAB No. 101.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill And Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect that SFAS 142 will have a material impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.


(8) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Three Months Ended
                                                  8/31/01         8/31/00
                                                  -------         -------

         Revenues from sales to
            unaffiliated customers:
         United States                           $973,000        $981,000
         Asia                                      41,000          84,000
         Europe                                   477,000         500,000
         South America                            171,000         135,000
         Other                                    281,000         270,000
                                               ----------      ----------
                                               $1,943,000      $1,970,000
                                               ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

                                                For the Three Months Ended
                                                  8/31/01         8/31/00
                                                  -------         -------
         Operating profit (loss):
            United States                      $ (167,000)     $ (124,000)
            Asia                                  (29,000)        (14,000)
            Europe                                (59,000)        (24,000)
            South America                         (18,000)         (5,000)
            Other                                (111,000)        (28,000)
                                               -----------     -----------
                                               $ (384,000)     $ (195,000)
                                               ===========     ===========

(9) The Company has been notified by Nasdaq that it has failed to maintain the listing requirement that its minimum bid price be $1.00 or more and that it must regain compliance by October 4, 2001 or it will be subject to delisting. On September 27, 2001, Nasdaq implemented an across-the-board moratorium on minimum bid and public float requirements. This moratorium will suspend the requirements until January 2, 2002, thereby extending the Company's October 4, 2001, deadline until January 2, 2002. On September 24, 2001, the Company was notified by Nasdaq that it was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires the Company to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in shareholders' equity or a market capitalization of $35,000,000 or $500,000 of net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company has provided Nasdaq with its plan to achieve and sustain compliance.

(10) The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001. ReadyScript was a primary contributor to the Company's losses. The Company also plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

(11) At August 31, 2001, Lancer had a $300,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (7.75% at August 31, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 2001 was $140,000. The line of credit was collateralized by substantially all the assets of the Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Lancer maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. Lancer is not required to maintain compensating balances in connection with this lending agreement. Lancer was in violation of certain of its debt covenants at August 31, 2001. The line of credit expired on September 30, 2001. As of the date of this filing, Lancer has been approved under a line of credit with a new lender, however, the final documents have not yet been executed.

         Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at August 31, 2001, was $275,000.

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


RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $1,942,712 for the first quarter of fiscal 2002 as compared to $1,969,990 for the same period in the previous year. This represents a decrease of $27,278, or 1%. Of the total consolidated net sales for fiscal 2002, $1,434,788 is attributable to Lancer, $15,514 to AIT and $492,410 to Biomerica. Lancer sales increased by $103,689 over the previous fiscal year primarily due to increases in both international and domestic sales. Biomerica sales decreased by $113,427 primarily due to slowing of order intake for the quarter, however, order intake has increased during the second quarter as compared to the first quarter of this fiscal year. AIT had a sales decrease of $17,540 due to a special testing project AIT performed for a pharmaceutical company in fiscal 2001 only.

         Cost of sales increased by $149,638, or 11.5%. Lancer's cost of sales as a percentage of sales increased from 69.5% to 75.1%. This increase was attributable to higher expenses in the Mexicali manufacturing plant partially as a result of moving out of a Mequiladora operation into a wholly -owned Mexican subsidiary. Biomerica's costs increased from 59.6% of sales to 73.2% due to lower sales in relation to fixed costs. AIT had an increase in cost of goods from 69.8% of sales to 125.7% of sales due to lower sales in relation to fixed costs.

         Selling, general and administrative costs increased by $54,976, or 7.3%. Lancer had increased selling, general and administrative costs of $15,940 due to increased marketing costs. Biomerica had an increase of $47,008, which was primarily due to a credit in the prior year to professional fees. AIT had a decrease of $7,172 due to decreased legal and accounting costs associated with the filing of AIT's Form 10-SB and Form 10-KSB in the prior period.

         Research and development decreased by $43,147, or 42.7%. Lancer had a decrease in research and development costs of $36,240 due to the reclassification of labor costs to cost of sales. Biomerica had decreased costs of $6,907 primarily due to lower wages and related costs.

         Interest expense increased by $1,003 compared to the previous year due to increased borrowings at Lancer and Biomerica.

         Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2001, for a more in-depth discussion of subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2001, the Company had cash and available-for-sale securities in the amount of $181,992 and working capital of $2,766,917. Cash and working capital totaling $112,219 and $2,588,233, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

         The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001. ReadyScript was a primary contributor to the Company's losses. The Company also plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

         During the quarter ended August 31, 2001, the Company used cash in operations of $150,790. This compares to cash used in operations of $204,072 in the same period in the prior fiscal year.

         The Company has been notified by Nasdaq that it has failed to maintain the listing requirement that its minimum bid price be $1.00 or more and that it must regain compliance by October 4, 2001 or it will be subject to delisting. On September 27, 2001, Nasdaq implemented an across-the-board moratorium on minimum bid and public float requirements. This moratorium will suspend the requirements until January 2, 2002, thereby extending the Company's October 4, 2001, deadline until January 2, 2002. On September 24, 2001, the Company was notified by Nasdaq that it was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires the Company to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in shareholders' equity or a market capitalization of $35,000,000 or $500,000 of net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company has provided Nasdaq with its plan to achieve and sustain compliance.

         At August 31, 2001, Lancer had a $300,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (7.75% at August 31, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 2001 was $140,000. The line of credit was collateralized by substantially all the assets of the Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Lancer maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. Lancer is not required to maintain compensating balances in connection with this lending agreement. Lancer was in violation of certain of its debt covenants at August 31, 2001. The line of credit expired on September 30, 2001. As of the date of this filing, Lancer has been approved under a new line of credit with a new lender, however the final documents have not yet been executed.

         Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at August 31, 2001, was $275,000.

         WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITIES MEASURES IN RESPONSE TO TERRORISM:

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

Date:  October 22, 2001


                                             BIOMERICA, INC.


                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                             Zackary Irani
                                             Chief Executive Officer