Form 10QSB
period 2001-11-30
BIOMERICA INC
filed 2002-01-22
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2001                  Commission File No. 0-8765
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

                         Yes  [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,121,295 shares of common stock as of January 21, 2002.

                                 BIOMERICA, INC.

                                      INDEX



PART I

Item 1.  Financial Statements:


         Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Six Months and Three Months Ended November
         30, 2001 and 2000................................................ 2 & 3


         Consolidated Balance Sheet (unaudited) - November 30, 2001....... 4 & 5


         Consolidated Statements of Cash Flows (unaudited) Six Months
         Ended November 30, 2001 and 2000................................. 6 & 7


         Consolidated Statement of Changes in Shareholders' Equity
         (unaudited) Six Months Ended November 30, 2001................... 8


         Notes to Consolidated Financial Statements....................... 9-14


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data...................................... 15-16


PART II  Other Information................................................ 17


         Signatures....................................................... 18



                                           PART I - FINANCIAL INFORMATION
                                          SUMMARIZED FINANCIAL INFORMATION
                                            ITEM 1. FINANCIAL STATEMENTS

                                                  BIOMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         AND COMPREHENSIVE LOSS (UNAUDITED)

                                                              Six Months Ended              Three Months Ended
                                                                 November 30,                  November 30,
                                                             2001           2000           2001           2000
                                                         ------------   ------------   ------------   ------------
Net sales ............................................   $ 4,167,026    $ 4,264,478    $ 2,224,444    $ 2,284,592
     Cost of sales ...................................     2,864,686      2,578,530      1,408,423      1,261,882
                                                         ------------   ------------   ------------   ------------
     Gross profit ....................................     1,302,340      1,685,948        816,021      1,022,710
                                                         ------------   ------------   ------------   ------------

Operating
Expenses:
     Selling, general and administrative .............     1,674,303      1,680,384        868,188        947,223
     Research and development ........................        88,650        180,646         30,815         79,663
                                                         ------------   ------------   ------------   ------------
                                                           1,762,953      1,861,030        899,003      1,026,886
                                                         ------------   ------------   ------------   ------------

Operating loss from continuing operations ............      (460,613)      (175,082)       (82,982)        (4,176)
                                                         ------------   ------------   ------------   ------------

Other Expense
(income):
     Interest expense ................................        15,253          9,860          9,043          4,653
     Other (income) expense, net .....................        12,116        (14,311)        17,757         (2,682)
                                                         ------------   ------------   ------------   ------------
                                                              27,369         (4,451)        26,800          1,971
                                                         ------------   ------------   ------------   ------------

     Loss from continuing operations, before minority
     interest in net loss of consolidated subsidiaries
     and income taxes
                                                            (487,982)      (170,631)      (109,782)        (6,147)
                                                         ------------   ------------   ------------   ------------
Minority interest in net losses (profits)
of consolidated subsidiaries .........................        38,880        118,716        (49,955)        47,560
                                                         ------------   ------------   ------------   ------------

Loss (income) from continuing operations, before
income taxes .........................................      (449,102)       (51,915)      (159,737)        41,413

Income Tax Expense ...................................         1,600          1,600          1,600            800
                                                         ------------   ------------   ------------   ------------

Net (loss) income from continuing operations .........      (450,702)       (53,515)      (161,337)        40,613



                                                              Six Months Ended              Three Months Ended
                                                                 November 30,                  November 30,
                                                             2001           2000           2001           2000
                                                         ------------   ------------   ------------   ------------

Discontinued operations:
   (Gain) loss from discontinued operations,net.......         4,704     (1,465,596)        19,337       (632,640)
                                                         ------------   ------------   ------------   ------------
Net loss                                                    (445,998)    (1,519,111)      (142,000)      (592,027)

Other comprehensive gain (loss), net of tax
   Unrealized gain (loss) on available-for-
   sale securities....................................        (5,186)           608         (1,484)         9,162
                                                         ------------   ------------   ------------   ------------

  Comprehensive loss..................................   $  (451,184)   $(1,518,503)   $  (143,484)   $  (582,865)
                                                         ============   ============   ============   ============

Basic net loss per common share:

   Net income (loss) from continuing operations.......   $      (.09)   $      (.01)   $      (.03)   $       .01
   Net gain (loss) from discontinued operations.......          (.00)          (.31)           .00           (.13)
                                                         ------------   ------------   ------------   ------------
Basic net loss per common share.......................   $      (.09)   $      (.32)   $      (.03)   $      (.12)
                                                         ============   ============   ============   ============

Diluted net loss per common share:
   Net gain (loss) from continuing operations.........   $      (.09)   $      (.01)   $      (.03)   $       .01
   Net gain (loss) from discontinued operations.......          (.00)          (.31)           .00           (.13)
                                                         ------------   ------------   ------------   ------------
Diluted net loss per common share                        $      (.09)   $      (.32)   $      (.03)   $      (.12)
                                                         ============   ============   ============   ============

Weighted average number of common and common
equivalent shares:
     Basic and diluted................................     4,999,466      4,694,734      5,031,349      4,814,213
                                                         ============   ============   ============   ============



The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                            November 30,
                                                                               2001
                                                                            -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................   $   53,928
    Available-for-sale securities .......................................       13,340
    Accounts receivable, less allowance for doubtful accounts of $192,198    1,486,192
    Inventory, net ......................................................    2,953,426
    Notes receivable ....................................................       18,394
    Prepaid expenses and other ..........................................       96,484
                                                                            -----------

          Total Current Assets ..........................................    4,621,764

Inventory, non-current ..................................................       15,000

Property and Equipment, net of accumulated depreciation and amortization       266,217

Intangible assets, net of accumulated amortization ......................      262,060

Other Assets ............................................................       36,318
                                                                            -----------
                                                                            $5,201,359
                                                                            ===========






The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                                                                    November 30,
                                                                        2001
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ............................................   $    172,845
      Accounts payable and accrued liabilities .................        980,367
     Accrued compensation ......................................        304,034
      Net liabilities from discontinued operations .............        365,095
                                                                   -------------

          Total Current Liabilities ............................      1,822,341

Shareholder loan ...............................................        260,000

Minority interest ..............................................      2,008,077

Shareholders' Equity
     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,121,295 ..........        409,703
     Additional paid-in-capital ................................     16,930,553
      Accumulated other comprehensive loss .....................        (15,475)
     Accumulated deficit .......................................    (16,213,840)
                                                                   -------------

Total Shareholders' Equity .....................................      1,110,941
                                                                   -------------

Total Liabilities and Shareholders' Equity .....................   $  5,201,359
                                                                   =============


The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                                                 2001          2000
                                                              ----------   ----------
Cash flows from operating activities:

Net loss from continuing operations .......................   $(450,702)   $ (53,515)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation and amortization ........................     107,891       97,960
     Realized gain on sale of available for-sale securities      (3,626)      (6,412)
     Minority interest in net gain (loss) of consolidated
       subsidiaries .......................................     (38,880)    (118,716)
     Common stock issued for services rendered ............      42,625      248,489
     Provision for losses on accounts receivable ..........        (361)     (16,829)
     Warrants and options issued for services rendered ....      35,308       58,378
     Changes in current assets and liabilities:
       Accounts Receivable ................................      39,424       88,025
       Inventories ........................................     (87,470)     (90,113)
       Prepaid expenses and other current assets ..........      (7,062)      (4,319)
       Accounts payable and other accrued liabilities .....      49,402       29,055
       Accrued compensation ...............................      40,757      (57,545)
                                                              ----------   ----------

Net cash provided by (used in) operating activities .......    (253,876)     174,458
                                                              ----------   ----------

Cash flows from investing activities:
     Sale of available for-sale securities ................      26,670       22,180
     Increase in notes receivable .........................           -       (9,385)
     Purchases of property and equipment ..................      (9,890)     (26,230)
     Other assets .........................................       3,220       11,261
     Purchases of intangible assets .......................     (10,591)     (16,038)
                                                              ----------   ----------

Net cash used in investing activities .....................       9,409      (18,212)
                                                              ----------   ----------

Cash flows from financing activities:
     Private placement net of offering costs ..............      10,199      153,922
     Exercise of stock options ............................       1,128        6,018
     Increase in line of credit ...........................      32,845       60,000
     Increase in shareholder loan .........................     165,000            -
                                                              ----------   ----------




                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                                                 2001         2000
                                                              ----------   ----------

Net cash provided by financing activities..................     209,172      219,940
                                                              ----------   ----------


Net cash provided by (used in) discontinued operations.....     (47,076)    (777,185)

Net decrease in cash and cash equivalents..................     (82,371)    (400,999)

Cash at beginning of period................................     136,299      615,057
                                                              ----------   ----------

Cash at end of period......................................   $  53,928    $ 214,058
                                                              ==========   ==========




The accompanying notes are an integral part of these statements.




                                                           BIOMERICA, INC.
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001

                                                                   Common Stock
                        Common Stock                                Subscribed
                 --------------------------                 ---------------------------
                                                                                         Accumulated
                     Number                    Additional                                   Other
                       of                       Paid-in                                  Comprehensive  Accumulated
                     Shares        Amount       Capital        Shares         Amount        Loss         (Deficit)         Total
                 -------------  -----------  -------------  ------------  -------------  -----------   -------------   -------------
Balance at
  May 31, 2001      4,890,679   $  391,254   $ 16,748,968       146,075   $    110,774   $  (10,289)   $(15,767,842)   $  1,472,865
                 -------------  -----------  -------------  ------------  -------------  -----------   -------------   -------------
Compensation
expense in
connection with
options and
warrants granted                                   35,308                                                                    35,308

Change in unrealized
gain on available
for sale securities                                                                          (5,186)                         (5,186)

Exercise of
stock options           1,625          130            998                                                                     1,128

Common stock
issued for
private placement     140,241       11,219         89,754      (126,075)       (90,774)                                      10,199

Common stock
Issued for
consulting
services               68,750        5,500         37,125                                                                    42,625

Net loss                                                                                               $   (445,998)   $   (445,998)
                 -------------  -----------  -------------  ------------  -------------  -----------   -------------   -------------

Balance at
November 30,
2001                5,101,295   $  408,103   $ 16,912,153        20,000   $     20,000   $  (15,475)   $(16,213,840)   $  1,110,941
                 =============  ===========  =============  ============  =============  ===========   =============   =============


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


November 30, 2001

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

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $15,475 at November 30, 2001.

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

                                               For the Six Months Ended November 30, 2001
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------

Basic EPS -
     Loss from continuing operations ...     $  (450,702)                      $      (.09)
     Gain from discontinued operations .           4,704                               .00
                                             ------------     ------------     ------------
                                                (445,998)       4,994,466             (.09)
Diluted EPS -
     Loss attributable to common share -
      holders plus assumed conversions .     $  (445,998)       4,994,466      $      (.09)
                                             ============     ============     ============


                                               For the Six Months Ended November 30, 2000
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing operations ...     $   (53,515)                      $      (.01)
     Loss from discontinued operations .      (1,465,596)                             (.31)
                                             ------------     ------------     ------------
                                             $(1,519,111)       4,694,734             (.32)
Diluted EPS -
     Loss attributable to common share -
      holders plus assumed conversions .     $(1,519,111)       4,694,734      $      (.32)
                                             ============     ============     ============



                                              For the Three Months Ended November 30, 2001
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------

Basic EPS -
     Loss from continuing operations ...     $  (161,337)                      $      (.03)
     Gain from discontinued operations .          19,337                               .00
                                             ------------     ------------     ------------
                                                (142,000)       5,031,349             (.03)
Diluted EPS -
     Loss attributable to common share -
      holders plus assumed conversions .     $  (142,000)       5,031,349      $      (.03)
                                             ============     ============     ============


                                             For the Three Months Ended November 30, 2000
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Income from continuing operations .     $    40,613                       $       .01
     Loss from discontinued operations .        (632,640)                             (.13)
                                             ------------     ------------     ------------
                                             $  (592,027)       4,814,213             (.12)
Diluted EPS -
     Loss attributable to common share -
      holders plus assumed conversions .     $  (592,027)       4,814,213      $      (.12)
                                             ============     ============     ============


(8) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and was effective for the company's fourth quarter of fiscal year 2001. Management believes that its current revenue recognition policies comply with SAB No. 101.

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

(9) Financial information about foreign and domestic operations and export sales is as follows:

                                                                    For the Six Months Ended
                                                                    11/30/01      11/30/00
                                                                   ----------    ----------
         Revenues from sales to unaffiliated customers:
         United States                                             $1,993,000    $2,356,000
         Asia                                                         115,000       109,000
         Europe                                                     1,151,000     1,026,000
         South America                                                285,000       214,000
         Oceania                                                      183,000       152,000
         Other                                                        440,000       407,000
                                                                   ----------    ----------
                                                                   $4,167,000    $4,264,000
                                                                   ==========    ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

         Operating profit (loss):
         United States                                             $(296,000)    $ (93,000)
         Asia                                                        (22,000)      (14,000)
         Europe                                                      (28,000)      (26,000)
         South America                                               (26,000)       (8,000)
         Other                                                       (50,000)      (12,000)
         Oceania                                                     (39,000)      (22,000)
                                                                   ----------    ----------
                                                                   $(461,000)    $(175,000)
                                                                   ==========    ==========

(10) Biomerica received a NASDAQ Staff determination letter on January 15, 2002 indicating that the Company failed to comply with Market Place rule 4310(c)(2)(b) requirements regarding net tangible assets or stockholder equity. As a result NASDAQ notified the Company that its common shares are subject to delisting. The Company has filed for an appeal of this decision with the NASDAQ Listing Qualification Panel and has requested a hearing. A hearing request will stay the delisting of the Company's securities pending the Panel's decision. There can be no assurances that the Panel will grant the Company's request for continued listing.

(11) The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001. ReadyScript was a primary contributor to the Company's losses. The Company also plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

(12) At November 30, 2001, Lancer had a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (7.0% at November 30, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 2001 was $42,588. The line of credit expires October 24, 2003.

         The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables and equipment. The lending agreement requires, among other things, that Lancer maintain a tangible net worth of $2,100,000 and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

         Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at November 30, 2001, was $250,000. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


       THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OR CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS DUE TO ITS NEW BUSINESS MODEL AND EXPANSION PLANS AND THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY WILL BE COMPETING. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, THE EFFECTS OF TERRORISM, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

       Consolidated net sales for Biomerica were $4,167,026 for the six months ended November 30, 2001 as compared to $4,264,478 for the same period in the previous year. This represents a decrease of $97,452, or 2%. For the quarter then ended sales were $2,224,444 as compared to $2,284,592 for the same period in the prior fiscal year. This represents a decrease of $60,148, or 3%. The decreases for the six and three months were primarily attributable to a decrease in the diagnostic product sales.

       Cost of sales for the six months increased as a percentage of sales from 60% to 69% and for the three months increased from 55% to 63%. Most of the increase for the six months was due to lower sales in relation to some fixed costs and lower sales of higher margin diagnostic products.

       Selling, general and administrative costs decreased by $6,081, or 0% for the six months and by $79,035, or 8% for the three months ended November 30, 2001. The decrease was primarily due to a decrease in commissions at Biomerica. Lancer had increased selling, general and administrative costs of $16,703 for the six months and $763 for the three months due to an increase in labor costs and commissions.

       Research and development decreased by $91,996, or 51% for the six months and $48,848, or 61% for the three months. The decreases were primarily due to overall decreases of $69,724 and $33,484 for the six and three months, respectively at Lancer, as well as some decreases in wages and related costs at Biomerica.

       Interest expense increased by $5,393 for the six months and $4,390 for the three months compared to the previous year due to borrowings on the line of credit at Biomerica.

       At November 30, 2001, the Company retained a 30.78% interest in Lancer Orthodontics. The Company maintains a 51.19% indirect voting control over Lancer Orthodontics via agreements with certain shareholders. The Company also retains a 74.6% interest in Allergy Immuno Technologies and an 88.9% interest in ReadyScript. Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2001, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2001, the Company had cash and available-for-sale securities in the amount of $53,928 and working capital of $2,799,423. Cash and working capital totaling $91,931 and $2,679,471, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

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

      During the six months ended November 30, 2001, the Company used net cash in operations of $253,876. This compares to net cash provided by operations of $174,458 in the same period in the prior fiscal year.

      Biomerica received a NASDAQ Staff determination letter on January 15, 2002 indicating that the Company failed to comply with Market Place rule 4310(c)(2)(b) requirements regarding net tangible assets or stockholder equity. As a result NASDAQ notified the Company that its common shares are subject to delisting. The Company has filed for an appeal of this decision with the NASDAQ Listing Qualification Panel and has requested a hearing. A hearing request will stay the delisting of the Company's securities pending the Panel's decision. There can be no assurances that the Panel will grant the Company's request for continued listing.

      At November 30, 2001, Lancer had a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (7.0% at November 30, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 2001 was $42,588. The line of credit expires October 24, 2003.

      The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables and equipment. The lending agreement requires that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

       Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at November 30, 2001, was $250,000. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements.

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



Item 1.        LEGAL PROCEEDINGS.  Inapplicable.

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.  Inapplicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Annual Meeting of the Company's stockholders was held on November 13, 2001. The only matters voted on were the election of directors and an amendment to the certificate of incorporation which would effect a reverse split of the outstanding common stock at an exchange ratio of one-to-three, as set forth in the proxy statement dated September 28, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Exchange Act of 1934. All directors were elected and Proposal #2 was approved by the shareholders. The following summarizes the voting:

Proposal #1, Election of Directors:

Name                                   For                  Vote Withheld
----                                   ---                  -------------

Allen Barbieri                      4,020,677                 110,764
Dr. Carlos St. Aubyn Beharie        4,021,590                 109,851
David Burrows                       4,020,675                 110,766
Dr. Francis Cano                    4,021,702                 109,739
Zackary Irani                       4,016,802                 114,639
Janet Moore                         4,019,721                 111,720
Dr. Robert Orlando                  4,021,040                 110,401

Proposal #2, Amendment to certificate of incorporation to effect a reverse stock split in the ratio of one-to-three:

For 3,855,452             Against 283,072              Abstain 16,977

Item 5.        OTHER INFORMATION.  Inapplicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.  None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 21, 2002


                                            BIOMERICA, INC.


                                            By: /S/ Zackary S. Irani
                                                -----------------------------
                                            Zackary Irani
                                            Chief Executive Officer