Form 10QSB
period 2002-02-28
BIOMERICA INC
filed 2002-04-15
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 2002                  Commission File No. 0-8765
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

                        Yes       X       No
                               ---------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,123,616 shares of common stock as of April 9, 2002.

                                 BIOMERICA, INC.

                                      INDEX



PART I

Item 1.   Financial Statements:


          Consolidated Statements of Operations and Comprehensive Loss
           (unaudited) -  Nine Months and Three Months Ended
           February 28, 2002 and 2001......................................2 & 3


          Consolidated Balance Sheet (unaudited) - February 28, 2002.......4 & 5


          Consolidated Statements of Cash Flows (unaudited)
          Nine Months Ended February 28, 2002 and 2001.....................6 & 7


          Consolidated Statement of Changes in Shareholders' Equity (unaudited)
          Nine Months Ended February 28, 2002..................................8


          Notes to Consolidated Financial Statements........................9-14


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Selected Financial Data......................................15-17


PART II   Other Information...................................................18


          Signatures..........................................................19


                                        PART I - FINANCIAL INFORMATION
                                       SUMMARIZED FINANCIAL INFORMATION
                                         ITEM 1. FINANCIAL STATEMENTS

                                                BIOMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                Nine Months Ended                  Three Months Ended
                                                                   February 28,                       February 28,
                                                             2002              2001              2002              2001
                                                         ------------      ------------      ------------      ------------
Net sales .........................................      $ 6,510,232       $ 6,537,392       $ 2,318,817       $ 2,282,809
     Cost of sales ................................        4,441,984         4,313,694         1,506,665         1,493,387
                                                         ------------      ------------      ------------      ------------
     Gross profit .................................        2,068,248         2,223,698           812,152           789,422
                                                         ------------      ------------      ------------      ------------

Operating Expenses:
     Selling, general and administrative ..........        2,372,740         2,315,944           744,474           887,231
     Research and development .....................          125,755           254,324            37,105            73,748
                                                         ------------      ------------      ------------      ------------
                                                           2,498,495         2,570,268           781,579           960,979
                                                         ------------      ------------      ------------      ------------

Operating (loss) income from continuing operations          (430,247)         (346,570)           30,573          (171,557)
                                                         ------------      ------------      ------------      ------------

Other Expense (income):
     Interest expense .............................           26,087            16,467            10,834             6,607
     Other (income) expense, net ..................           (5,248)          (40,961)          (17,158)          (26,650)
                                                         ------------      ------------      ------------      ------------
                                                              20,839           (24,494)           (6,324)          (20,043)
                                                         ------------      ------------      ------------      ------------

     Loss from continuing operations, before
     minority interest in net loss of
     consolidated subsidiaries ....................
     and income taxes .............................         (451,086)         (322,076)           36,897          (151,514)

Minority interest in net losses (profits) of
     consolidated subsidiaries ....................            4,012           132,459           (34,867)          (13,743)
                                                         ------------      ------------      ------------      ------------

(Loss) income from continuing operations, before
income taxes ......................................         (447,074)         (189,617)            2,030          (165,257)

Income Tax Expense ................................            2,400              1600               800               800
                                                         ------------      ------------      ------------      ------------

Net (loss) income from continuing operations ......         (449,474)         (191,217)            1,230          (166,057)

                                                BIOMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE LOSS (UNAUDITED)


                                                                Nine Months Ended                  Three Months Ended
                                                                   February 28,                       February 28,
                                                             2002              2001              2002              2001
                                                         ------------      ------------      ------------      ------------
Discontinued operations:
   Loss from discontinued operations, net .........          (11,892)       (1,814,253)          (16,597)         (347,768)
                                                         ------------      ------------      ------------      ------------
Net loss ..........................................         (461,366)       (2,005,470)          (15,367)         (513,825)

Other comprehensive gain (loss), net of tax
   Unrealized loss on available-for-sale securities          (11,001)             (972)           (5,815)           (1,608)
                                                         ------------      ------------      ------------      ------------

  Comprehensive loss ..............................      $  (472,367)      $(2,006,442)      $   (21,182)      $  (515,433)
                                                         ============      ============      ============      ============

Basic net loss per common share:

   Net income (loss) from continuing operations ...      $      (.09)      $      (.04)      $       .00       $      (.03)
   Net loss from discontinued operations ..........             (.00)             (.38)             (.00)             (.08)
                                                         ------------      ------------      ------------      ------------
Basic net loss per common share ...................      $      (.09)      $      (.42)      $      (.00)      $      (.11)
                                                         ============      ============      ============      ============

Diluted net loss per common share:
   Net gain (loss) from continuing operations .....      $      (.09)      $      (.04)      $       .00       $      (.03)
   Net gain (loss) from discontinued operations ...             (.00)             (.38)             (.00)             (.08)
                                                         ------------      ------------      ------------      ------------
Diluted net loss per common share .................      $      (.09)      $      (.42)      $      (.00)      $      (.11)
                                                         ============      ============      ============      ============

Weighted average number of common and
common equivalent shares:
     Basic and diluted ............................        5,065,534         4,745,003         5,120,654         4,537,795
                                                         ============      ============      ============      ============

The accompanying notes are an integral part of these statements.


                                      BIOMERICA, INC.

                          CONSOLIDATED BALANCE SHEET (UNAUDITED)



                                                                               February 28,
                                                                                   2002
                                                                               -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................      $  118,872
    Available-for-sale securities .......................................           1,479
    Accounts receivable, less allowance for doubtful accounts of $187,654       1,642,541
    Inventory, net ......................................................       2,924,536
    Notes receivable ....................................................          18,394
    Prepaid expenses and other ..........................................         112,631
                                                                               -----------

          Total Current Assets ..........................................       4,818,453

Inventory, non-current ..................................................          15,000

Property and Equipment, net of accumulated depreciation and amortization          246,503

Intangible assets, net of accumulated amortization ......................         238,905

Other Assets ............................................................          41,509
                                                                               -----------
                                                                               $5,360,370
                                                                               ===========

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                                                                   February 28,
                                                                       2002
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ............................................   $    117,185
     Accounts payable and accrued liabilities ..................      1,069,179
     Accrued compensation ......................................        314,759
     Net liabilities from discontinued operations ..............        373,831
                                                                   -------------

          Total Current Liabilities ............................      1,874,954

Shareholder loan ...............................................        310,000
                                                                   -------------

Total Liabilities ..............................................      2,184,954
                                                                   -------------

Minority interest ..............................................      2,042,944
                                                                   -------------

Shareholders' Equity
     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,160,616 ..........        409,889
     Additional paid-in-capital ................................     16,973,081
     Accumulated other comprehensive loss ......................        (21,290)
     Accumulated deficit .......................................    (16,229,208)
                                                                   -------------

Total Shareholders' Equity .....................................      1,132,472
                                                                   -------------

Total Liabilities and Shareholders' Equity .....................   $  5,360,370
                                                                   =============


The accompanying notes are an integral part of these statements.


                                      BIOMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001


                                                                     2002           2001
                                                                  ----------      ----------
Cash flows from operating activities:

Net loss from continuing operations ........................      $(449,474)      $(191,217)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
     Depreciation and amortization .........................        149,211         169,827
     Realized gain on sale of available for-sale securities         (10,026)        (30,408)
     Minority interest in net income (loss) of consolidated
       subsidiaries ........................................         (4,012)       (158,351)
     Common stock issued for services rendered .............         61,886         248,489
     Provision for losses on accounts receivable ...........         (4,905)              -
     Warrants and options issued for services rendered .....         64,560          97,035
     Changes in current assets and liabilities:
       Accounts Receivable .................................       (112,381)        256,992
       Inventories .........................................        (58,580)       (217,209)
       Prepaid expenses and other current assets ...........        (23,209)        130,343
       Accounts payable and other accrued liabilities ......        138,214        (163,592)
       Accrued compensation ................................         51,482         252,962
                                                                  ----------      ----------

Net cash (used in) provided by operating activities ........       (197,234)        394,871
                                                                  ----------      ----------

Cash flows from investing activities:
     Sale of available for-sale securities .................         39,116          73,408
     Increase in notes receivable ..........................              -          (7,325)
     Purchases of property and equipment ...................         (8,341)       (135,251)
     Other assets ..........................................         (1,971)          8,199
     Purchases of intangible assets ........................        (10,591)        (16,038)
                                                                  ----------      ----------

Net cash provided by (used in) investing activities ........         18,213         (77,007)
                                                                  ----------      ----------

Cash flows from financing activities:
      Proceeds from sale of common stock subscribed ........              -          53,000
      Proceeds from issuance of convertible promissory notes              -         835,000
      Private placement net of offering costs ..............          4,400         152,512
      Exercise of stock options ............................          1,128           6,018
      (Decrease) increase in line of credit ................        (22,815)         20,000
      Increase in shareholder loan .........................        215,000          30,000
                                                                  ----------      ----------

                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                  NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001


                                                      2002              2001
                                                  ------------      ------------

Net cash provided by financing activities ..          197,713         1,096,530
                                                  ------------      ------------

Net cash (used in) discontinued operations ..         (36,119)       (1,814,253)
                                                  ------------      ------------

Net decrease in cash and cash equivalents ..          (17,427)         (399,859)

Cash at beginning of period ................          136,299           634,210
                                                  ------------      ------------

Cash at end of period ......................      $   118,872       $   234,351
                                                  ============      ============




The accompanying notes are an integral part of these statements.


                                                BIOMERICA, INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002

                                                                    Common Stock
                              Common Stock                           Subscribed
                          ---------------------                  ------------------
                                                                                       Accumulated
                          Number                   Additional                          Other
                          of                       Paid-in                             Comprehensive  Accumulated
                          Shares       Amount      Capital       Shares     Amount     Loss           (Deficit)        Total
                          ----------- ---------    -----------   --------- ---------   -------------- -------------    ------------
 Balances at
  May 31, 2001             4,890,679  $391,254     $16,748,968    146,075  $110,774         $(10,289) $(15,767,842)    $ 1,472,865

Compensation expense in
connection with
options
and
warrants granted                                        64,560                                                              64,560


Change in unrealized
gain on available
for sale securities                                                                          (11,001)                      (11,001)


Exercise of
stock options                  1,625       130             998                                                               1,128

Common stock issued
for private
placement                    140,241    11,219          83,955    (126,075) (90,774)                                         4,400

Common stock
Issued for consulting         91,071     7,286          46,100                                                              53,386
services

Common stock
In lieu of wages                                                   17,000      8,500                                         8,500

Net loss                                                                                                  (461,366)       (461,366)
                          ----------- ---------    -----------   --------- ---------   -------------- -------------    ------------
Balances at
February 28,
 2002                      5,123,616  $409,889     $16,944,581     37,000   $28,500    $     (21,290) $(16,229,208)    $ 1,132,472
                         ============ =========    ===========    ========  ========   ============== =============    ============

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


February 28, 2002

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for a summary of significant accounting policies utilized by the Company.

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

(4) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 5 & 10 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for information on commitments and contingencies.

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $21,290 at February 28, 2002.

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

                                                                       For the Nine Months Ended February 28, 2002
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------
Basic EPS -
       (Loss) gain from continuing operations             $      (449,474)                                 $       (.09)
       (Loss) gain from discontinued operations                   (11,892)              5,065,534                  (.00)
                                                          ----------------------    -------------------    --------------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions..............      $      (461,366)              5,065,534          $       (.09)
                                                          ======================    ===================    ====================


                                                                       For the Nine Months Ended February 28, 2001
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
       Loss from continuing operations                    $      (191,217)                                 $       (.04)
       Loss from discontinued operations                       (1,814,253)              4,745,003                  (.38)
                                                          ----------------------    -------------------    --------------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions..............      $    (2,005,470)              4,745,003          $       (.42)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended February 28, 2002
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
        Gain (loss) from continuing operations            $        1,230                                   $        .00
        Gain from discontinued operations                        (16,597)               5,120,654                  (.00)
                                                          ----------------------    -------------------    --------------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions..............      $      (15,367)               5,120,654          $       (.00)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended February 28, 2001
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
        Income from continuing operations                 $     (166,057)                                  $       (.03)
        Loss from discontinued operations                       (347,788)               4,537,795                  (.08)
                                                          ----------------------    -------------------    --------------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions..............      $     (513,845)               4,537,795          $       (.11)
                                                          ======================    ===================    ====================


(8)      Recent Accounting Pronouncements
         --------------------------------

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

         In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company's financial statements beginning December 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company's financial position and results of operations.

(9) Financial information about foreign and domestic operations and export sales is as follows:

                                                            For the Nine Months Ended
                                                              2/28/02       2/28/01
                                                              -------       -------
         Revenues from sales to unaffiliated customers:
         United States                                       $3,281,000   $3,609,000
         Asia                                                   143,000      129,000
         Europe                                               1,761,000    1,620,000
         South America                                          372,000      322,000
         Oceania                                                284,000      220,000
         Other                                                  669,000      637,000
                                                             -----------  -----------
                                                             $6,510,000   $6,537,000
                                                             ===========  ===========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

         Operating profit (loss):
         United States                                       $ (215,000)  $ (327,000)
         Asia                                                   (22,000)     (24,000)
         Europe                                                 (86,000)      34,000
         South America                                          (21,000)       4,000
         Oceania                                                (58,000)      (9,000)
         Other                                                  (28,000)     (25,000)
                                                             -----------  -----------
                                                             $ (430,000)  $ (347,000)
                                                             ===========  ===========

(10) On January 15, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets or shareholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 23, 2002. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The request for a hearing stayed the delisting of the Company's securities pending the Panel's decision. On February 21, 2002 the hearing took place. In response to the hearing, on March 25, 2002, the Company received a Nasdaq Staff Determination letter stating their decision with respect to the continued listing of the Company's securities. The Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market via an exception from the net tangible assets requirement. While the Company failed to meet this requirement, the Company was granted a temporary exception from the standard subject to the Company meeting certain conditions by specified deadlines. For the duration of the exception, the Company's symbol will be BMRAC. There can be no assurance the Company will be able to meet these conditions by the specified deadlines. Should the Company's securities be delisted, they will be eligible to trade on the OTC Bulletin Board.

         On February 14, 2002, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum $1.00 per share requirement for continued inclusion of its common stock under Marketplace Rule 4310(c)(4), and therefore is subject to delisting from the Nasdaq SmallCap Market. In accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until August 13, 2002, to regain compliance.

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

(12) At February 28, 2002, Lancer had a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (6.75% at February 28, 2002) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 2002 was $229,000. The line of credit expires October 24, 2003.

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

         Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at February 28, 2002, was $200,000. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements.

(13) On February 25, 2002, Biomerica and Lancer Orthodontics, Inc. signed an "Asset Purchase Agreement by and between Lancer Orthodontics, Inc., and Biomerica, Inc." Under this asset purchase agreement, Biomerica has agreed to purchase all of the assets and most of the liabilities of Lancer for $610,250. The purchase is to be consummated through the exchange of 488,200 to 984,274 shares of Biomerica common stock. The number of shares issued will be determined by the price of Biomerica stock in the five trading days before the closing of the transaction.

(14) On March 15, 2002, the laboratory business of the subsidiary, Allergy Immuno Technologies, Inc., was discontinued due to continued operating losses and lack of capital to sustain those losses. AIT is currently exploring other business options. AIT intends to keep current with its SEC filings as required.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OR CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS DUE TO ITS NEW BUSINESS MODEL AND EXPANSION PLANS AND THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY WILL BE DOING BUSINESS. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, THE EFFECTS OF TERRORISM, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $6,510,232 for the nine months ended February 28, 2002 as compared to $6,537,392 for the same period in the previous year. This represents a decrease of $27,160, or .4%. For the quarter then ended sales were $2,318,817 as compared to $2,282,809 for the same period in the prior fiscal year. This represents an increase of $36,008, or 1.6%. The decreases for the nine months were primarily attributable to a decrease in the diagnostic product sales which were slow in the first fiscal quarter.

         Cost of sales for the nine months increased as a percentage of sales from 66.0% to 68.2%, primarily because of increased production costs at Lancer. Cost of sales for the three months then ended decreased from 65.4% to 65.0% primarily because of increased sales of higher margin products at the diagnostics' division.

         Selling, general and administrative costs increased by $56,796, or 2.5% for the nine months. For the three months then ended these costs decreased by $142,757, or 16.1%. The decreases were primarily due to decreased marketing labor and travel costs at Lancer.

         Research and development decreased by $128,569, or 50.6% for the nine months. For the three months these costs decreased by $36,643, or 49.7%. The decreases were primarily due to overall decreases of $79,373 and $9,649 for the nine and three months, respectively at Lancer. Biomerica also had decreases in wages and related costs.

         Interest expense increased by $9,620 for the nine months and $4,227 for the three months compared to the previous year due to borrowings on the line of credit at Biomerica.

         At February 28, 2002, the Company retained a 30.78% interest in Lancer Orthodontics. The Company maintains a 51.19% indirect voting control over Lancer Orthodontics via agreements with certain shareholders. The Company also retains a 74.6% interest in Allergy Immuno Technologies and an 88.9% interest in ReadyScript. Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2001, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2002, the Company had cash and available-for-sale securities in the amount of $120,351 and working capital of $2,943,500. Cash and working capital totaling $120,184 and $2,751,508, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

         The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001. ReadyScript was a primary contributor to the Company's losses. Allergy Immuno Technologies' operations, which also has been contributing to the companies losses, were discontinued March 15, 2002. The Company also plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

         During the nine months ended February 28, 2002, the Company used net cash in operations of $197,234. This compares to net cash provided by operations of $394,871 in the same period in the prior fiscal year.

         On January 15, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets or shareholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 23, 2002. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The request for a hearing stayed the delisting of the Company's securities pending the Panel's decision. On February 21, 2002 the hearing took place. On March 25, 2002, the Company received a Nasdaq Staff Determination letter stating their decision with respect to the continued listing of the Company's securities. The Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap market via an exception from the net tangible assets requirement. While the Company failed to meet this requirement, the Company was granted a temporary exception from the standard subject to the Company meeting certain conditions by specified deadlines. For the duration of the exception, the Company's symbol will be BMRAC. There can be no assurance the Company will be able to meet the conditions by the specified deadlines. Should the Company's securities be delisted, they will be eligible to trade on the OTC Bulletin Board.

         On February 14, 2002, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum $1.00 per share requirement for continued inclusion of its common stock under Marketplace Rule 4310(c)(4), and therefore is subject to delisting from the Nasdaq SmallCap Market. In accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until August 13, 2002, to regain compliance.

         At February 28, 2002, Lancer had a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (6.75% at February 28, 2002) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 2002 was $229,000. The line of credit expires October 24, 2003. The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables and equipment. The lending agreement requires that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

         Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at February 28, 2002, was $200,000. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements.

         On February 25, 2002, Biomerica and Lancer Orthodontics, Inc. signed an "Asset Purchase Agreement by and between Lancer Orthodontics, Inc., and Biomerica, Inc." Under this asset purchase agreement, Biomerica has agreed to purchase all of the assets and most of the liabilities of Lancer for $610,250. The purchase is to be consummated through the exchange of 488,200 to 984,274 shares of Biomerica common stock. The number of shares issued will be determined by the price of Biomerica stock in the five trading days before the closing of the transaction.

         THE COMPANY MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITIES MEASURES IN RESPONSE TO TERRORISM:

         Biomerica's and Lancer's business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect the ability to grow the Company's business.

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

Date:  April 9, 2002


                                                    BIOMERICA, INC.


                                                    By: /S/ Zackary S. Irani
                                                        ------------------------
                                                    Zackary Irani
                                                    Chief Executive Officer