Form 10KSB
period 2002-05-31
BIOMERICA INC
filed 2002-08-29
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2002            COMMISSION FILE NUMBER: 0-8765
--------------------------------------            ------------------------------

                                BIOMERICA, INC.
                    ------------------------------------
                    (Small Business Issuer in its Charter)

          DELAWARE                                                95-2645573
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1533 MONROVIA AVENUE, NEWPORT BEACH, CA                             92663
---------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

         Issuer's Telephone Number:                            (949) 645-2111
         --------------------------                             -------------

         Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)              (Name of each exchange on which registered)
 -------------------                -----------------------------------------
        NONE                                          OTC-Bulletin Board

         Securities registered under Section 12(g) of the Exchange Act:
                             (Title of each class)
                         -----------------------------
                         COMMON STOCK, PAR VALUE $0.08

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[x] NO[_]
                                                          ------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
---

State issuer's revenues for its most recent fiscal year:  $8,598,000.

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer (based upon 4,337,437 shares held by non-affiliates and the closing price of $.56 per share for Common Stock in the over-the-counter market as of May 31, 2002): $2,428,965.

Number of shares of the issuer's common stock, par value $0.08, outstanding as of August 27 2002: 5,172,364.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's proxy statement for its 2002 Annual Meeting of Stockholders is incorporated into Part III hereof. Also incorporated by reference is the Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002, for Lancer Orthodontics, Inc.

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

                                    BUSINESS

                                    OVERVIEW

THE COMPANY

     Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. During fiscal 2002 we had three subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontics products, Allergy Immuno Technologies, Inc.("AIT"), which is engaged in providing specialized laboratory testing services and ReadyScript, Inc. ("ReadyScript"), which developed a wireless handheld point of care system for physicians, but which operations were discontinued during fiscal 2001. On May 30, 2002, Biomerica sold its controlling interest in AIT. All subsidiaries are majority-controlled subsidiaries.

     In June 1999, we raised $2 million in equity to develop the infrastructure of our e-health business, now incorporated as ReadyScript, Inc. From June 1999 until April 2001 we used the proceeds for developing an on-line drugstore and ReadyScript's infrastructure (a wireless medication management system that enables physicians to wirelessly transmit legible, pre-qualified formulary-compliant prescription orders directly to the patient's choice of pharmacy).

     The Company adopted a formal plan in April 2001 to discontinue operations of its ReadyScript subsidiary. The sale of some of the ReadySript assets is being discussed with various parties. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity. The Company adopted a formal plan in March, 2002, to discontinue operations of AIT. On May 30, 2002, we sold 13,350,000 shares of AIT common stock held by us, representing 98.1% of the shares we owned in AIT, to a third party in exchange for $212,500. The operations of AIT are being reported in the financial statements as discontinued operations. We continued to hold 255,575, or 1.4%, shares of AIT common stock.

                           OUR MEDICAL DEVICE BUSINESS

     Our existing medical device business is conducted through two companies:
(1) Biomerica, Inc., engaged in the diagnostic products market and (2) Lancer Orthodontics, Inc., engaged in the orthodontic products market.

BIOMERICA - DIAGNOSTIC PRODUCTS

     Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company's medical diagnostic products are sold in three markets:
1) clinical laboratories, 2) physicians offices and 3) over-the-counter (drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances which may exist in the human body in extremely small concentrations.

     Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office, rather than in the clinical laboratory. One of our main objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through prompt diagnosis and early detection. Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. We believe that rapid point of care tests are as accurate as laboratory tests when used properly, require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office. The majority of our over-the-counter rapid tests are FDA cleared.

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

     Lancer's product line includes preformed bands, direct bonding pads, various brackets, buccal tubes, arch wires, lingual attachments and related accessories. The foregoing are assembled to standard prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, and orthodontic wire.

     Most of Lancer's manufacturing and shipping operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses administration, engineering, sales and marketing, and customer services.

DISCONTINUED OPERATIONS

     The Company's fiscal 2002 and 2001 losses were partially the result of its investment in ReadyScript. The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001. The net assets and operating results of ReadyScript are shown separately in the accompanying consolidated financial statements as discontinued operations and are held for sale.

     On May 30, 2002, Biomerica received $212,500 for its interest in AIT and recorded a gain of $224,481 on the sale. The gain from sale and loss from operations are included in discontinued operations in the accompanying statement of operations for the year ended May 31, 2002. Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation for discontinued operations.

PRODUCTION

     All of our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations.

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

     During fiscal 2002 Lancer converted its Mexican assets and obligations to its own division, a Mexican corporation named Lancer Orthodontics de Mexico (Lancer de Mexico). This division administers services previously provided by an independent manufacturing contractor. A new lease was negotiated effective April 1, 2001, for the 16,000 square foot facility used for Lancer's Mexican operations. Utility and Mexican vendor obligations have been converted to the Lancer de Mexico name. This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations.

     Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2002, this obligation was approximately $365,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

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

     Research and development expenses incurred by Biomerica for the years ended May 31, 2002 and 2001 aggregated approximately $160,000 and $322,000, respectively. These expenses included approximately $4,000 and $72,000 for fiscal 2002 and 2001, respectively, for Lancer's product development.

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

     Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases and orthodontic wire.

     No customer accounted for 10% or more of Lancer's or Biomerica's sales in the fiscal years ended May 31, 2002 and 2001.

BACKLOG

     At May 31, 2002 and 2001 Biomerica had a backlog of $122,000 and $80,000 respectively. As of May 31, 2002 and 2001, Lancer had a backlog of $84,000 and $167,000, respectively.

RAW MATERIALS

     The principal raw materials utilized by us consist of various chemicals, serums, reagents, radioactive isotopes and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. At May 31, 2002, one company accounted for 17.3% of accounts payable. No company accounted for more than 10% of purchases for the years ended May 31, 2002 and 2001.

     We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Due to a limited shelf life on some products such as the RIA kits, finished kits are prepared as required for immediate delivery of pending and anticipated orders. Sales orders are normally processed on the day of receipt.

     The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2002 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

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

     Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are: Unitek, a subsidiary or division of 3M; "A" Company and Ormco, subsidiaries or divisions of Sybron Dental Specialities; RMO Inc., a private company; American Orthodontics, a private company; GAC, a private company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, has more diversified product lines and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of these seven major competitors or other competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved recognition of both its name and its products.


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

     The Food, Drug & Cosmetic Act of 1938 (the "FDCA") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation ("QSR") as well as Medical Device Reporting (MDR), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Approval ("PMA") or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices. The Company's products are either Class I or Class II medical devices.

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

     In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2003. We are also registered with the Department of Health and Human Services, Public Health Service of the FDA as a Device establishment. This registration expires on February 28, 2003. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2003), and two permits from the USDA, one expiring on January 28, 2003 and the other expiring on June 30, 2003. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

     Through compliance with FDA and California regulations, we can market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a "CE Mark" in order to be sold in EU countries. The directive goes into effect beginning December 2003. The Company has begun the process of complying with the "CE Mark" directives and believes it will be in full compliance by the time the directive becomes effective. At present the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

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

     With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community. The international ISO 9002 and EN 46002 standards will become obsolete in December 2003. As a result, Lancer is currently in the process of updating its Quality Management System for conformance to the new ISO 9000:2000 international quality system standards, as well as the ISO 13485 standard for medical devices. Compliance with and certification to both ISO 9000:2000 and ISO 13485 is expected in the Spring of 2003.

     Biomerica has begun the process of obtaining CE certification and expects to have it completed by the December 2003 deadline.

SEASONALITY OF BUSINESS

     The business of the Company and its subsidiaries has not been subject to significant seasonal fluctuations.

FOREIGN BUSINESS

     All of our fixed assets, excluding some of Lancer's assets, are located within southern California. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Biomerica and its consolidated subsidiaries:

                                                  Year Ended May 31,
                                                  ------------------
                                             2002                 2001
                                             ----                 ----
     U.S. Customers                     $4,254,000/49.5%     $4,599,000/52.0%
     Asia                                  199,000/ 2.3%        221,000/ 2.5%
     Europe                              2,313,000/26.9%      2,207,000/25.0%
     Middle East                           449,000/ 5.2%        445,000/ 5.0%
     Oceania                               393,000/ 4.6%        318,000/ 3.6%
     S. America                            498,000/ 5.8%        558,000/ 6.3%
     Other foreign                         492,000/ 5.7%        491,000/ 5.6%
                                      ---------------         --------------

                Total Revenues          $8,598,000/100%      $8,839,000/100%

     We recognize that our foreign sales could be subject to some special or unusual risks which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations and import restrictions all could impact sales within certain foreign countries. Foreign countries have licensing requirements applicable to the sale of diagnostic products which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States. We cannot predict the impact that conversion to the Euro in the European countries may have on Biomerica or Lancer, if any.

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

BRANDS, TRADEMARKS, PATENTS

     We registered the tradenames "Fortel," "Isletest," "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect," "CAST," "COT," "EquistiK," "FelistiK," "Tri-Level Controls," "Tru-Level Controls," "T-Marker Controls," "AllerHalt," "Candiquant," "Candigen," "EZ-H.P." and "EZ-PSA." A trademark for "Aware" was issued and assigned in January, 2002.

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

EMPLOYEES

     As of August 14, 2002, the Company and its subsidiaries employed 63 full-time employees and 2 part-time employees in the United States. Lancer, through its Mexican subsidiary, employees approximately 97 people. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     During fiscal 2002 the company entered into a lease of the existing facilities of approximately 21,000 square feet of space in Newport Beach, California for a four year term which expires October 31, 2005. Pursuant to the lease we pay an annual base rent of $180,000 plus all real estate taxes and insurance costs. During fiscal 2002 the Company paid a total of approximately $179,000 in rent for approximately 21,000 square feet of space. The rent shall escalate by 3% on September 1, 2003. These facilities were used for diagnostic test kit research and development, manufacturing, marketing and administration.

     The facilities are leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of our Company, is a partner in JSJ Management.

     At May 31, 2002, future aggregate minimum lease payments for Biomerica are as follows:

                              Years ending May 31
                              -------------------

                              2003     $163,248
                              2004      187,398
                              2005      188,748
                              2006       80,598
                              2007        1,674
                                       --------
                                       $621,666

     On May 16, 2002, the Company signed a one-year sub-lease agreement for 1,392 square foot of office space, included in the above-described lease, for the sum of $1,642 per month.

     Lancer leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $8,894 at May 31, 2002, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2002 and 2001 was approximately $69,000.

     Lancer entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the years ended May 31, 2002 and 2001, was approximately $69,000 and $74,000.

     At May 31, 2002, future aggregate minimum lease payments for Lancer are as follows:

                       Years ending May 31
                       -------------------
                             2003                       $144,545
                             2004                        114,659
                             2005                         70,440
                          Thereafter                      58,700
                                                        --------
                       Total                            $388,344

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

     Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

     During fiscal 2002 Biomerica's common stock was traded on the Nasdaq Small Cap system under the symbol "BMRA". Since June 20, 2002, the Company's stock has been traded on the OTC Bulletin Board under the symbol "BMRA.OB".

     The following table shows the high and low bid prices for Biomerica's common stock over the last two years based upon data reported by NASDAQ. Prices shown represent quotations by dealers, and do not reflect markups, markdowns or commissions, and may not reflect actual transactions.
                                                         Bid Prices
                                             --------------------------------
                                                  High             Low
                                             --------------  ----------------
Quarter ended:
 May 31, 2002.............................        $0.70           $0.41
 February 28, 2002........................        $0.74           $0.45
 November 30, 2001........................        $1.13           $0.35
 August 31, 2001..........................        $0.95           $0.52
 May 31, 2001.............................        $1.25           $0.656
 February 29, 2001........................        $0.969          $0.313
 November 30, 2000........................        $1.75           $0.75
 August 31, 2000..........................        $1.875          $1.25

     As of August 21, 2002, the number of holders of record of Biomerica's common stock was approximately 1,019, excluding stock held in street name.

     On April 10, 2002, the Company filed a Form S-4 for the proposed registration of between 488,200 and 984,274 shares of Biomerica common stock. The shares were to be issued for the purchase of the assets of the subsidiary Lancer Orthodontics, Inc. Due to market conditions, both boards of directors have agreed not to proceed with the proposed purchase and Biomerica requested in July 2002 that the registration statement be withdrawn.

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

RESULTS OF OPERATIONS

     We currently have one active subsidiary, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products. We own approximately 31.63% of the outstanding stock of Lancer. We exercise effective control of 50.1% over Lancer via voting agreements with certain shareholders. As a result of our control and ownership, our financial statements are consolidated with those of Lancer. Lancer is a public company whose common stock is traded on the bulletin board system under the symbol "LANZ,". On May 30, 2002, Biomerica sold its controlling interest in Allergy Immuno Technologies, Inc. The operations of AIT for fiscal 2002 and 2001 are being reported as discontinued operations as a result of this sale.

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

Fiscal 2002 Compared to Fiscal 2001

     Our consolidated net sales were $8,598,054 for fiscal 2002 compared to $8,839,252 for fiscal 2001. This represents a decrease of $241,198, or 2.7% for fiscal 2002. Of the total consolidated net sales for fiscal 2002, $6,022,331 is attributable to Lancer, and $2,575,723 to Biomerica. Lancer's sales increased by $94,728 while Biomerica showed a sales decrease of $335,926. The increase at Lancer was primarily attributable to increased sales in the Middle East and Mexico. The decrease in sales at Biomerica was due to the loss of a major customer as well as lower sales of the EZ Detect product due to smaller screening programs than the previous year.

     Cost of sales in fiscal 2002 as compared to fiscal 2001 increased by $19,544 or 0.3%. Lancer's cost of sales as a percentage of sales increased from 67.4% to 69.1% in fiscal 2002 as compared to fiscal 2001. The increase was primarily attributable to increased sales to distributors and managed care facilities which have a smaller gross margin. Biomerica had an increase in cost of sales as a percentage of sales from 70.4% to 73.9% in fiscal 2002 as compared to fiscal 2001. The increase was due to the Company recording an impairment expense for the unamortized balance of a license in the amount of $100,320 which is reflected in cost of sales in the accompanying statement of operations for the year ended May 31, 2002.


     Selling, general and administrative costs decreased in fiscal 2002 as compared to fiscal 2001 by $250,804 or 8.1%. Lancer had a decrease of $199,619 in these costs due to decreases in labor costs, travel expenses and show costs. Biomerica had a decrease in fiscal 2002 as compared to fiscal 2001 of $51,185, primarily due to lower wages and related costs.

     Research and development expense decreased in fiscal 2002 as compared to fiscal 2001 by $162,363 or 50.4%. Of this, Lancer had a decrease of $67,663, as a result of the transfer of personnel from product development to operations. Biomerica had a decrease in research and development expenses of $94,700 primarily due to the lower wages and related costs due to less personnel in the research and development department.

     Interest expense net of interest income, increased in fiscal 2002 as compared to fiscal 2001 by $14,928 or 58.7% due to borrowings against the line of credit at Biomerica which was offset by a decrease in interest at Lancer of $2,749.

     Other expense, increased by $80,429 or 168.4% in fiscal 2002 as compared to fiscal 2001. Of this, Lancer had an increase in other expense of $44,287 due to investor relations costs and financing costs expensed associated with the line of credit and exploring other financing options. Biomerica had decreases in other income due to lower cash balances and therefore less interest income.

     As of May 31, 2002, Biomerica had net tax operating loss carryforwards of approximately $5,171,000 and investment tax and research and development credits of approximately $62,000, which are available to offset future federal tax liabilities. These carryforwards expire at varying dates from 2002 to 2022. As of May 31, 2002, Biomerica had net operating tax loss carryforwards of approximately $1,152,000 available to offset future state income tax liabilities, which expire through 2012. As of May 31, 2002, Lancer had net operating loss carryforwards of approximately $2,037,000 and business tax credits of approximately $80,000 available to offset future Federal tax liabilities. The Lancer federal carryforwards expire through 2021. As of May 31, 2002, Lancer had net tax opoerating loss carryforwards of approximately $185,000 and business tax credits of approximately $24,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.

Liquidity and Capital Resources

     As of May 31, 2002, we had cash and available for sale securities of $331,809 (see Note 1 of Notes to Consolidated Financial Statements) and current working capital of $3,246,030. Of the current working capital, $2,840,291 is attributable to the Lancer subsidiary, which is restricted from distribution to Biomerica as a result of Lancer's line of credit agreement. The Company's fiscal 2001 losses were substantially the result of its investment in ReadyScript, which has been reported as a discontinued operation. During 2001, cash provided by operations was $165,576. During 2002, the Company used cash flows from operations of $131,073. During fiscal 2002, cash provided by investing activities was $219,452, primarily due to the sale of stock of a subsidiary. The Company generated cash flow from financing activities of $339,662 during fiscal 2001, primarily due to two private placements and a shareholder loan at Biomerica and $228,779 during fiscal 2002 primarily due to the increase in shareholder loan.

     On an unconsolidated basis, the Company used cash in operating activities of $313,475 in fiscal 2002 as compared to $935,492 in fiscal 2001. Net cash provided by investing activities for the years ended May 31, 2002 and 2001 were $222,839 and $82,265, respectively. Net cash provided by financing activities was $291,328 for fiscal 2002 and $343,980 for fiscal 2001. See Note 12 to the Notes to Consolidated Financial Statements.

     The Company has suffered substantial recurring losses from operations over the Last couple of years. The Company has funded its operations through debt and equity Financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002 (see Notes 2 and 13). ReadyScript and Allergy Immuno Technologies, Inc. were contributors to the Company's losses. The Company has also obtained a line of credit from a shareholder/officer which it has and will continue to rely on to help fund operations. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from operations and its available credit coupled with reduced costs and anticipated sales will enable the company to fund operations for at least the next twelve months. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

     During fiscal 2002 Lancer management negotiated a new line of credit with a financial institution through October 24, 2003. The line of credit allows for borrowings up to $400,000 and is limited to specified percentages of eligible accounts receivable. The outstanding balance at May 31, 2002 was $65,669. The unused portion available under the line of credit at May 31, 2002, was approx-imately $229,000. Borrowings bear interest at prime plus 2.00% per annum, but no lower than 8% (8.00% at May 31, 2002).

    The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of $2,100,000, which was met, and that receivables' payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

     Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings for the foreseeable future.

     Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8% and is secured by Biomerica accounts receivable and inventory. There was $375,000 outstanding under this line of credit at May 31, 2002. The line of credit has been extended until September 12, 2003. During 2002 and 2001, the Company incurred $19,661 and $1,051, respectively, in interest expense related to the shareholder line of credit, all of which is accrued as of May 31, 2002. The unused portion available under the line of credit at May 31, 2002, was approximately $135,000. As of August 29, 2002, the unused portion available was $169,900. During fiscal 2002 a shareholder advanced the Company $10,000. The loan bears an interest at 8%.

     Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 4310(c)(2)(B). The Company's securities were immediately eligible to trade on The OTC Bulletin Board and are traded under the symbol BMRA.OB.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

     We believe the following to be critical accounting policies as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

     In general the critical accounting policies that may require judgments or estimates relate specifically to the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Impairment of Long-Lived Assets, Stock Based Compensation, and Income Tax Accruals.

     We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured. Accordingly, we do not recognize revenue for estimated returns from all amounts sold to these distributors until the right of exchange has expired.

     The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At May 31, 2002, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, that may affect the general economic climate and performance of Biomerica, Inc. or its customers.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company adopted SFAS 141 effective July 1, 2001.

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

     In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect SFAS 144 will have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on our financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements. 18

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

     Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          -------------------------------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2002 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     This information is incorporated by reference to the Company's proxy statement for its 2002 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2002 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2002 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2002.

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

  10.27 Lease between Biomerica, Inc., JSJ Management and Ilse Sultanian dated September 1, 2001.

  10.28          Agreement between Biomerica, Inc. and Lancer Orthodontics, Inc.
                 for the acquisition of the remaining outstanding shares of Lancer Orthodontics, Inc., common stock by Biomerica (incorporated by reference to an exhibit filed with the S-4 filed on April 10, 2002).

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

  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbarnes-Oxley Act of 2002 signed by Zackary S. Irani, Chief Executive Officer.

  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted P0ursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Janet Moore, Chief Financial Officer.

  99.3 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 2002 and 2001 and Independent Auditors' Report.



(b)  Reports on Form 8-K
     -------------------

     Biomerica filed a report on Form 8-K with the Securities and Exchange Commission on June 6, 2002.

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

                                       BIOMERICA, INC.
                                       Registrant

                                       By   /s/ Zackary S. Irani
                                            -----------------------------
                                            Zackary S. Irani, Chief Executive
                                            Officer

                                       Dated:  8/29/02
                                               -------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature and Capacity

/s/ Zackary S. Irani                                            Date: 8/29/02
------------------------------------
Zackary S. Irani
President, Director, Chief Executive
Officer

/s/ Janet Moore                                                 Date: 8/29/02
------------------------------------
Janet Moore, Secretary
Director, Chief Financial Officer

/s/ Robert Orlando                                              Date: 8/29/02
------------------------------------
Robert Orlando, M.D., Ph.D.
Director

/s/ Carlos St. Aubyn Beharie                                    Date: 8/29/02
------------------------------------
Carlos St. Aubyn Beharie
Director

/s/ David Burrows                                               Date: 8/29/02
------------------------------------
David Burrows
Director

/s/ Francis R. Cano
------------------------------------                            Date: 8/29/02
Francis R. Cano
Director

/s/ Allen Barbieri                                              Date: 8/29/02
------------------------------------
Allen Barbieri
Director, Vice President Finance