Form 10QSB
period 2002-08-31
BIOMERICA INC
filed 2002-10-15
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2002                    Commission File No. 0-8765
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,260,142 shares of common Stock as of October 13, 2002.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and Comprehensive Loss
         (unaudited) - Three Months Ended August 31, 2002 and 2001.........2 & 3

         Consolidated Balance Sheet (unaudited) - August 31, 2002..........4 & 5

         Consolidated Statements of Cash Flows (unaudited)
         Three Months Ended August 31, 2002 and 2001...........................6

         Consolidated Statement of Changes in Shareholders' Equity
         (unaudited) - Three Months Ended August 31, 2002......................7

         Notes to Consolidated Financial Statements.........................8-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................14-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........16

Item 4.  Procedures and controls..............................................16

PART II  Other Information....................................................17

         Signatures...........................................................18

                               PART I - FINANCIAL INFORMATION
                              SUMMARIZED FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                                       BIOMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                     Three Months Ended
                                                                          August 31,
                                                                     2002           2001
                                                                 ------------   ------------
Net sales ....................................................   $ 2,089,507    $ 1,927,198

     Cost of sales ...........................................    (1,434,429)    (1,436,899)
                                                                 ------------   ------------
     Gross profit ............................................       655,078        490,299
                                                                 ------------   ------------

Operating Expenses:
     Selling, general and administrative .....................       757,759        794,025
     Research and development ................................        47,877         57,835
                                                                 ------------   ------------
                                                                     805,636        851,860
                                                                 ------------   ------------

Operating loss from continuing operations ....................      (150,558)      (361,561)
                                                                 ------------   ------------

Other Expense (income):
     Interest expense ........................................       (10,797)        (6,210)
     Other income, net .......................................        47,981          5,641
                                                                 ------------   ------------
                                                                      37,184           (569)
                                                                 ------------   ------------

     Loss from continuing operations, before minority interest
     in net loss of consolidated subsidiaries and income taxes      (113,374)      (362,130)

Minority interest in net losses of consolidated subsidiaries .         2,004         95,341
                                                                 ------------   ------------

Loss from continuing operations, before income taxes .........      (111,370)      (266,789)

Income tax expense ...........................................           0              800
                                                                 ------------   ------------

Net loss from continuing operations ..........................      (111,370)      (267,589)


                                       BIOMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS - Continued (UNAUDITED)



Discontinued operations:
  Loss from discontinued operations, net .....................       (24,094)      ( 36,605)
                                                                 ------------   ------------
Net loss .....................................................      (135,464)      (304,194)

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities ....        (1,440)        (3,702)
                                                                 ------------   ------------

  Comprehensive loss .........................................   $  (136,904)   $  (307,896)
                                                                 ============   ============

Basic net loss per common share:

     Net loss from continuing operations .....................   $      (.02)   $      (.05)
     Net loss from discontinued operations ...................          (.01)          (.01)
                                                                 ------------   ------------
Basic net loss per common share ..............................   $      (.03)   $      (.06)
                                                                 ============   ============

Diluted net loss per common share:
     Net loss from continuing operations .....................   $      (.02)   $      (.05)
     Net loss from discontinued operations ...................          (.01)          (.01)
                                                                 ------------   ------------

Diluted net loss per common share ............................   $      (.03)   $      (.06)
                                                                 ============   ============

Weighted average number of common and common equivalent shares:
     Basic and diluted .......................................     5,249,216      5,043,760
                                                                 ============   ============

The accompanying notes are an integral part of these statements.

                                             3

                                    BIOMERICA, INC.

                         CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                             August 31,
                                                                                2002
                                                                            -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................   $  271,482
    Available for-sale securities .......................................        1,092
    Accounts receivable, less allowance for doubtful accounts of $197,588    1,276,172
    Inventories, net ....................................................    2,858,257
    Notes receivable ....................................................        2,419
    Prepaid expenses and other ..........................................      142,529
                                                                            -----------

          Total Current Assets ..........................................    4,551,951

Inventory, non-current ..................................................       15,000

Property and Equipment, net of accumulated depreciation and amortization       213,951

Intangible assets, net of accumulated amortization ......................       97,150

Other Assets ............................................................       35,546
                                                                            -----------
                                                                            $4,913,598
                                                                            ===========

The accompanying notes are an integral part of these statements.

                                           4

                                 BIOMERICA, INC.

               CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                     August 31,
                                                                       2002
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .............................................  $      1,208
     Accounts payable and accrued liabilities ...................       743,048
     Accrued compensation .......................................       262,165
     Net liabilities from discontinued operations ...............       348,486
                                                                   -------------

          Total Current Liabilities .............................     1,354,907

Shareholder loan ................................................       337,650
                                                                   -------------
Total Liabilities ...............................................  $  1,692,557
                                                                   -------------

Minority interest ...............................................     2,088,140

Shareholders' Equity

     Common stock, $0.08 par value authorized  25,000,000 shares,
       subscribed or issued and outstanding 5,273,475 ...........       480,455
     Additional paid-in-capital .................................    16,998,164
     Accumulated other comprehensive loss .......................       (21,677)
     Accumulated deficit ........................................   (16,324,041)
                                                                   -------------

Total Shareholders' Equity ......................................     1,132,901
                                                                   -------------

Total Liabilities and Equity ....................................  $  4,913,598
                                                                   =============

The accompanying notes are an integral part of these statements.

                                       BIOMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the quarter ended August 31,                                         2002        2001
                                                                     ----------   ----------
Cash flows from operating activities:
Net loss from continuing operations ..............................   $(111,370)   $(267,589)

Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
     Depreciation and amortization ...............................      35,887       50,899
     Realized gain on sale of available for-sale securities ......          --         (977)
     Minority interest in net loss of consolidated
       Subsidiaries ..............................................      (2,004)     (95,341)
     Common stock issued for services rendered ...................      12,417           --
     Provision for losses on accounts receivable .................       1,136       (2,059)
     Warrants and options issued for services rendered ...........      16,182        23,453
     Changes in current assets and liabilities:
       Accounts Receivable .......................................     145,278       (9,256)
       Insurance claim receivable ................................      81,758           --
       Inventories ...............................................      62,755     (126,749)
       Prepaid expenses and other current assets .................     (20,055)         265
       Accounts payable and other accrued liabilities ............    (163,142)     317,159
       Accrued compensation ......................................     (15,317)     (18,622)
                                                                     ----------   ----------

Net cash provided by (used in) operating activities ..............      43,525     (128,817)
                                                                     ----------   ----------

Cash flows from investing activities:
     Sale of available for-sale securities .......................          --        6,217
     Purchases of property and equipment .........................      (2,966)          --
     Other assets ................................................          --       11,007
                                                                     ----------   ----------
Net cash (used in) provided by investing activities ..............      (2,966)      17,224
                                                                     ----------   ----------

Cash flows from financing activities:
     Change in minority interest .................................       5,252           --
     Increase (decrease) in shareholder loan .....................     (37,350)     130,000
     Private placement net of offering costs .....................       -           10,199
     Increase (decrease) in line of credit .......................     (64,461)      20,000
                                                                     ----------   ----------

Net cash (used in) provided by financing activities ..............     (96,559)     160,199
                                                                     ----------   ----------

Net cash used in discontinued operations .........................      (1,795)     (35,541)
                                                                     ----------   ----------

Net (decrease) increase in cash and cash equivalents .............     (57,795)      13,065

Cash at beginning of period ......................................     329,277      136,299
                                                                     ----------   ----------

Cash at end of period ............................................   $ 271,482    $ 149,364
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements.

                                             6

                                                           BIOMERICA, INC.
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE THREE MONTHS ENDED AUGUST 31, 2002

                                                                      Common Stock
                           Common Stock                                Subscribed
                    ---------------------------               ---------------------------
                                                                                          Accumulated
                       Number                     Additional                              Other
                       of                         Paid-in                                 Comprehensive  Accumulated
                       Shares        Amount       Capital        Shares        Amount     Loss             Deficit        Total
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
 May 31, 2002          5,172,364  $    413,788  $ 16,981,982       28,333  $    23,750  $    (20,237)   $(16,188,577) $  1,210,706

Compensation
expense in
connection with
options and                                           16,182                                                                16,182
warrants granted

Change in
unrealized
gain on available                                                                             (1,440)                      (1,440)
for sale securities

Common stock
issued for
services rendered                                                  72,778       42,917                                      42,917

Net loss                                                                                                    (135,464)     (135,464)
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at             5,172,364  $    413,788  $ 16,998,164      101,111   $   66,667     $ (21,677)   $(16,324,041)  $1,132,901
August 31, 2002     ============= ============= ============= ============= ============= ============= ============= =============

                                                                               7

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2002

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by the Company.

(2) The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(3) Consolidated results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(4) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002, for a description of the investments in affiliates and consolidated subsidiaries.

(5) Reference is made to Notes 5 & 11 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002, for information on commitments and contingencies.

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $21,677 at August 31, 2002.

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

                                               For the Three Months Ended August 31, 2002
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------

Basic EPS -
     Loss from continuing
       operations ......................     $  (111,370)               -      $      (.02)
     Loss from discontinued
        operations .....................         (24,094)               -             (.01)
                                             ------------     ------------     ------------
                                                (135,464)       5,172,364             (.03)
Diluted EPS -
     Loss attributable to common share -
      Holders plus assumed conversions .     $  (135,464)       5,172,364      $      (.03)
                                             ============     ============     ============

                                               For the Three Months Ended August 31, 2001
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (267,589)               -      $      (.05)
     Loss from discontinued
       operations ......................         (36,605)               -             (.01)
                                             ------------     ------------     ------------
                                                (304,194)       5,043,760             (.06)
Diluted EPS -
     Loss attributable to common share -
      Holders plus assumed conversions .     $  (304,194)       5,043,760      $      (.06)
                                             ============     ============     ============


The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

As of August 31, 2002, there was a total of 3,084,886 potential dilutive shares of common stock.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill And Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of FASB 142 did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards FAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operations of long-lived assets, except for certain obligations of leases. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of SFAS No. 143 on the Company's financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets, " or SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4 and 64, Amendment of FASB State- ment No. 13, and Technical Corrections, "to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (Including Certain Costs Incurred in a Restructuring). "SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

(8) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Three Months Ended
                                                  8/31/02         8/31/01
                                                  -------         -------

         Revenues from sales to
            unaffiliated customers:
         United States                         $1,253,000        $957,000
         Asia                                      66,000          41,000
         Europe                                   362,000         477,000
         South America                             97,000         171,000
         Middle East                               74,000          88,000
         Oceania                                  101,000          80,000
           Other                                  137,000         113,000
                                               ----------      ----------
                                               $2,090,000      $1,927,000
                                               ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(9) Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 4310(c)(2)(B). The Company's securities were immediately eligible to trade on The OTC Bulletin Board and are traded under the symbol BMRA.OB.

(10) As of August 31, 2002, the Company had cash and available-for-sale securities in the amount of $272,574 and working capital of $3,217,044. Cash and working capital totaling $208,428 and $2,871,664, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

     The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002. ReadyScript and Allergy Immuno Technologies were contributors to the Company's losses. The Company has also obtained a line of credit from a shareholder/officer which it has and will continue to rely on to help fund operations. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurance that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

     During the quarter ended August 31, 2002, the Company operations provided cash of $43,525. This compares to cash used in operations of $128,817 in the same period in the prior fiscal year. Cash used by financing activities was $96,559, which resulted from the payment on the line of credit at Lancer of $64,461 and payment of the shareholder loan at Biomerica of $37,350, which were offset by a $5,252 change in minority interest.

(11) Lancer has a $400,000 line of credit with a financial institution, expiring October 24, 2003. Borrowings are made at prime plus 2.0%, in no event less than 8.0%, (8.0% at August 31, 2002) and are limited to specified percentages of eligible accounts receivable. The outstanding balance at August 31, 2002 was $1,208 and the unused portion available was approximately $312,000.

     The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other tings, that Lancer maintain a tangible net worth ratio of $2,100,000, which was met, and that receivables' payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

     Proceeds from this line cannot be used to support the operations of Biomerica.

(12) Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at August 31, 2002, was $162,350.

(13) In July 2002, 67,778 shares of Biomerica restricted common stock (at $0.60 per share), were approved for issuance in payment of accrued salary for two officers/directors. In connection with this issuance, Biomerica recorded compensation expense of $40,667, the fair market value of the stock at the time of issuance. During the three months ended August 31, 2002, 5,000 shares of Biomerica's restricted common stock valued at $2,250 were earned in payment to its Chief Executive Officer for certain management services.

(14) In October 2002, the Company agreed to issue 20,000 options at the then fair market value to employees. These options will vest over four years.

(15) The Company agreed to a bonus plan for employees of 10% to 20% of the profit of the diagnostics' division for the year ending May 31, 2003.

(16) On April 10, 2002, the Company filed a Form S-4 for the proposed registration of between 488,200 and 984,274 shares of Biomerica common stock. The shares were to be issued for the purchase of the assets of the subsidiary Lancer Orthodontics, Inc. Due to market conditions, both boards of directors have agreed not to proceed with the proposed purchase and in July 2002 Biomerica requested that the registration statement be withdrawn.

(17) In June of 2002 the Company signed a distribution agreement with a company in Japan for the distribution of certain kits. The Company received a deposit of $35,000 in the month of June 2002 related to this agreement.

(18) In September the Board of Directors approved the grant of a stock option for 7,000 shares of Biomerica common stock at current market value to an outside consultant.

(19) During the three months ended August 31, 2002, $16,182 was recorded as amortization expense for previously issued warrants and options.

(20) Lancer Orthodontics, Inc. issued non-qualified options granted to the Chief Executive Officer to purchase 113,000 shares of Common Stock at $.30. These options were granted on December 1, 2001 and are exercisable at the rate of one-third per year and have a term of five years.

(21) For the three months ended August 31, 2002, other income of $52,655 was realized from the insurance claim settlement of $134,413 for the theft of inventory at the Lancer Orthodontics, Inc.'s Mexicali facility, less $81,758 insurance claim receivable valued at cost.

(22) Reportable business segments for the quarter ended August 31, 2002 and 2001 are as follows:

                                                          2002          2001
                    ------------------------------------------------------------

                    Domestic sales:
                       Orthodontic products           $   755,000   $   742,000
                    ============================================================

                       Medical diagnostic products    $   498,000   $   215,000
                    ============================================================

                    Foreign sales:
                       Orthodontic products           $   531,000   $   693,000
                    ============================================================

                       Medical diagnostic products    $   306,000   $   277,000
                    ============================================================

                    Net sales:
                       Orthodontic products           $ 1,286,000   $ 1,435,000
                       Medical diagnostic products        804,000       492,000
                    ------------------------------------------------------------

                    Total                             $ 2,090,000   $ 1,927,000
                    ============================================================

                    Operating profit (loss):
                       Orthodontic products           $   (46,000)  $  (126,000)
                       Medical diagnostic products       (105,000)     (236,000)
                    ------------------------------------------------------------

                    Total                             $  (151,000)  $  (362,000)
                    ============================================================

                    Operating loss from discontinued
                     segment:
                       AIT                            $        --   $   (22,000)
                       ReadyScript                        (24,000)      (15,000)
                    ------------------------------------------------------------

                    Total                             $   (24,000)  $   (37,000)
                    ============================================================

                    Domestic long-lived assets:
                       Orthodontic products           $    91,000   $   177,000
                       Medical diagnostic products        197,000       348,000
                    ------------------------------------------------------------

                    Total                             $   288,000   $   525,000
                    ============================================================

                    Foreign long-lived assets:
                       Orthodontic products           $    23,000   $    40,000
                       Medical diagnostic products             --            --
                    ------------------------------------------------------------

                    Total                             $   311,000   $   565,000
                    ============================================================

                    Total assets:
                       Orthodontic products           $ 3,467,000   $ 3,874,000
                       Medical diagnostic products      1,447,000     1,553,000
                    ------------------------------------------------------------

                    Total                             $ 4,914,000   $ 5,427,000
                    ============================================================


                    Depreciation and amortization
                     expense:
                       Orthodontic products           $    24,000   $    27,000
                       Medical diagnostic products         12,000        24,000
                    ------------------------------------------------------------

                    Total                             $    36,000   $    51,000
                    ============================================================

                    Capital expenditures:
                       Orthodontic products           $     2,000   $        --
                       Medical diagnostic products          1,000            --
                    ------------------------------------------------------------

                    Total                             $     3,000   $        --
                    ============================================================

The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended August 31, 2002 and 2001.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $2,089,507 for the first quarter of fiscal 2003 as compared to $1,927,198 for the same period in the previous year. This represents an increase of $162,309, or 8.4%. Of the total consolidated net sales for fiscal 2002, $1,285,499 is attributable to Lancer, and $804,008 to Biomerica. Lancer sales decreased by $149,289 over the previous fiscal year due to decreases in Lancer's international sales. Biomerica sales increased by $311,598 primarily due to greater sales of the EZ Detect product and the Aware product.

         Cost of sales decreased by $2,470 or 0%. Lancer's cost of sales as a percentage of sales decreased from 75.1% to 71.9%. This decrease was attributable to a reduction in scrap and other manufacturing efficiencies. Biomerica's costs decreased from 73.2% of sales to 63.5% due to higher sales in relation to fixed costs.

         Selling, general and administrative costs decreased by $36,266, or 4.6%. Lancer had decreased selling, general and administrative costs of $90,901 due to decreased labor and travel costs. Biomerica had an increase of $54,635, which was primarily due to higher commissions associated with higher sales.

         Research and development decreased by $9,958, or 17.2%. Lancer had an increase in research and development costs of $15,186 due to the resumption of product development. Biomerica had decreased costs of $25,144 primarily due to lower wages and related costs.

         For the three months ended August 31, 2002, other income of $52,655 was realized from the insurance claim settlement of $134,413 for the theft of inventory at the Lancer Orthodontics Inc.'s Mexicali facility, less $81,758 insurance claim receivable valued at cost.

         Interest expense increased by $4,587 compared to the previous year due to increased borrowings at Biomerica.

         Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2002, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2002, the Company had cash and available-for-sale securities in the amount of $272,574 and working capital of $3,217,044. Cash and working capital totaling $208,428 and $2,871,664, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

         The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies was sold in May 2002. ReadyScript and Allergy Immuno Technologies were contributors to the Company's losses. The Company has also obtained a line of credit from a shareholder/officer which it has and will continue to rely on to help fund operations. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurance that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

     The Company wrote off $20,000 of impaired fixed assets for its discontinued subsidiary, ReadyScript, during the quarter ended August 31, 2002.

         During the quarter ended August 31, 2002, the Company operations provided cash of $43,525. This compares to cash used in operations of $128,817 in the same period in the prior fiscal year. Cash used by financing activities was $96,559, which resulted from the payment on the line of credit at Lancer of $64,461 and payment of the shareholder loan at Biomerica of $37,350, which were offset by a $5,252 change in minority interest.

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

         At August 31, 2002, Lancer had a $400,000 line of credit with a financial Institution, through October 24, 2003. Borrowings are made at prime plus 2.0% (8.0% at August 31, 2002) and are limited to specified percentages of eligible accounts receivable. The outstanding balance at August 31, 2002 was $1,208 and the unused portion available was approximately $312,000.

         The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other tings, that Lancer maintain a tangible net worth ratio of $2,100,000, which was met, and that receivables' payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

       Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at August 31, 2002, was $162,350.


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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Selected Financial Data."

Item 4. PROCEDURES AND CONTROLS. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manage- ment, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable.

Item 5.  OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K. A report on Form 8-K was filed with the Securities and Exchange Commission on June 6, 2002.

(a)      Exhibits

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C., Section 1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 2002

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                             Zackary S. Irani
                                             Chief Executive Officer

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Janet Moore, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Biomerica, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and Maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and;

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  October 9, 2002

     /s/ Janet Moore
     Chief Financial Officer

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Zackary Irani, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Biomerica, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and;

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  October 9, 2002

     /s/ Zackary S. Irani
     Chief Executive Officer