Form 10QSB
period 2002-11-30
BIOMERICA INC
filed 2003-01-21
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2002                  Commission File No. 0-8765
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

                         Yes  [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,258,475 shares of common stock as of January 10, 2003.

                                 BIOMERICA, INC.

                                      INDEX



PART I

Item 1.  Consolidated Financial Statements:


         Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Six Months and Three Months Ended November
         30, 2002 and 2001................................................ 2-3


         Consolidated Balance Sheet (unaudited) - November 30, 2002....... 4-5


         Consolidated Statements of Cash Flows (unaudited) Six Months
         Ended November 30, 2002 and 2001................................. 6-7


         Consolidated Statement of Changes in Shareholders' Equity
         (unaudited) Six Months Ended November 30, 2002................... 8


         Notes to Consolidated Financial Statements....................... 9-17


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data...................................... 17-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 19

Item 4.  Procedures and controls.......................................... 19

PART II  Other Information................................................ 20

         Signatures....................................................... 21-25



                                           PART I - FINANCIAL INFORMATION
                                          SUMMARIZED FINANCIAL INFORMATION
                                            ITEM 1. FINANCIAL STATEMENTS

                                                  BIOMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         AND COMPREHENSIVE LOSS (UNAUDITED)

                                                              Six Months Ended              Three Months Ended
                                                                 November 30,                  November 30,
                                                             2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------
Net sales ............................................   $ 4,226,038    $ 4,138,255    $ 2,136,529   $  2,211,187
     Cost of sales ...................................     2,952,354      2,826,192      1,517,924      1,389,423
                                                         ------------   ------------   ------------   ------------
     Gross profit ....................................     1,273,684      1,312,063        618,605        821,764
                                                         ------------   ------------   ------------   ------------

Operating
Expenses:
     Selling, general and administrative .............    1,457,869       1,640,076        701,711        851,954
     Research and development ........................      110,206          88,650         62,329         30,815
                                                         ------------   ------------   ------------   ------------
                                                          1,568,075       1,728,726        764,040        882,769
                                                         ------------   ------------   ------------   ------------

Operating loss from continuing operations ............     (294,391)       (416,663)      (145,435)       (61,005)
                                                         ------------   ------------   ------------   ------------

Other Expense (income):
     Interest expense ................................       17,700          15,253          6,903          9,043
     Other (income) expense, net .....................      (51,922)         12,120         (3,942)        17,761
                                                         ------------   ------------   ------------   ------------
                                                            (34,222)         27,373          2,961         26,804
                                                         ------------   ------------   ------------   ------------

     Loss from continuing operations, before minority
     interest in net loss of consolidated subsidiaries
     and income taxes ................................      (260,169)      (444,036)      (148,396)       (87,809)
                                                         ------------   ------------   ------------   ------------
Minority interest in net losses (profits)
of consolidated subsidiaries .........................       (17,867)        38,880        (19,871)       (49,955)
                                                         ------------   ------------   ------------   ------------

Loss (income) from continuing operations, before
income taxes .........................................      (278,036)      (405,156)      (168,267)     (137,764)

Income Tax Expense ...................................         1,794          1,600            194         1,600
                                                         ------------   ------------   ------------   ------------

Net (loss) income from continuing operations .........      (279,830)      (406,756)      (168,461)     (139,364)




                                                              Six Months Ended              Three Months Ended
                                                                 November 30,                  November 30,
                                                             2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------

Discontinued operations:
   Loss from discontinued operations, net.............        38,531         39,242         14,437          2,636
                                                         ------------   ------------   ------------   ------------
Net loss .............................................      (318,361)      (445,998)      (182,898)      (142,000)

Other comprehensive loss, net of tax
   Unrealized loss on available-for-
   sale securities....................................        (1,757)        (5,186)          (317)        (1,484)
                                                         ------------   ------------   ------------   ------------

  Comprehensive loss..................................   $  (320,118)   $  (451,184)   $  (183,215)   $  (143,484)
                                                         ============   ============   ============   ============

Basic net loss per common share:

   Net loss from continuing operations................   $      (.05)   $      (.08)   $      (.03)   $      (.03)
   Net loss from discontinued operations..............          (.01)          (.01)          (.00)          (.00)
                                                         ------------   ------------   ------------   ------------
Basic net loss per common share.......................   $      (.06)   $      (.09)   $      (.03)   $      (.03)
                                                         ============   ============   ============   ============

Diluted net loss per common share:
   Net loss from continuing operations................   $      (.05)   $      (.08)   $      (.03)   $      (.03)
   Net loss from discontinued operations..............          (.01)          (.01)          (.00)          (.00)
                                                         ------------   ------------   ------------   ------------
Diluted net loss per common share                        $      (.06)   $      (.09)   $      (.03)   $      (.03)
                                                         ============   ============   ============   ============

Weighted average number of common and common
equivalent shares:
     Basic and diluted................................     5,208,818      4,999,466      5,245,673      5,031,349
                                                         ============   ============   ============   ============



The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                            November 30,
                                                                               2002
                                                                            -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................   $  489,963
    Available-for-sale securities .......................................          775
    Accounts receivable, less allowance for doubtful accounts of $195,532    1,285,097
    Inventory, net ......................................................    2,695,669
    Prepaid expenses and other ..........................................      118,443
                                                                            -----------

          Total Current Assets ..........................................    4,589,947

Inventory, non-current ..................................................       15,000

Note receivable .........................................................        2,419

Property and Equipment, net of accumulated depreciation and amortization       255,482

Intangible assets, net of accumulated amortization ......................       98,786

Other Assets ............................................................       35,546
                                                                            -----------
                                                                            $4,997,180
                                                                            ===========




The accompanying notes are an integral part of these statements.


                                        4

                                 BIOMERICA, INC.

                                                                    November 30,
                                                                       2002
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ............................................   $        -0-
     Accounts payable and accrued liabilities ..................        860,037
     Accrued compensation ......................................        348,791
     Shareholder loan...........................................        322,950
     Net liabilities from discontinued operations ..............        362,423
                                                                   -------------

          Total Current Liabilities ............................      1,894,201

Minority interest ..............................................      2,113,260
Shareholders' Equity
     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,376,657 ..........        462,277
     Additional paid-in-capital ................................     17,056,374
     Accumulated other comprehensive loss ......................        (21,994)
     Accumulated deficit .......................................    (16,506,938)
                                                                   -------------

Total Shareholders' Equity .....................................        989,719
                                                                   -------------

Total Liabilities and Shareholders' Equity .....................   $  4,997,180
                                                                   =============


The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                                 2002          2001
                                                              ----------   ----------
Cash flows from operating activities:

Net loss from continuing operations .......................   $(279,830)   $(406,756)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation and amortization ........................      72,650      107,891
     Realized gain on sale of available for-sale securities          --       (3,626)
     Minority interest in net gain (loss) of consolidated
       subsidiaries .......................................      28,368      (38,880)
     Common stock issued for services rendered ............      66,767       42,625
     Provision for losses on accounts receivable ..........        (920)        (361)
     Warrants and options issued for services rendered ....      32,364       35,308
     Changes in current assets and liabilities:
       Accounts Receivable ................................     220,167       39,424
       Insurance claim receivable .........................          --           --
       Inventories ........................................     225,343      (87,470)
       Prepaid expenses and other current assets ..........       4,031       (7,062)
       Accounts payable and other accrued liabilities .....     (46,153)      49,402
       Accrued compensation ...............................      40,809       40,757
                                                              ----------   ----------

Net cash provided by (used in) operating activities .......     363,596     (228,748)
                                                              ----------   ----------

Cash flows from investing activities:
     Sale of available for-sale securities ................          --       26,670
     Purchases of property and equipment ..................     (60,910)      (9,890)
     Other assets .........................................          --        3,220
     Purchases of intangible assets .......................     (21,986)     (10,591)
                                                              ----------   ----------

Net cash (used in) provided by investing activities .......     (82,896)       9,409
                                                              ----------   ----------

Cash flows from financing activities:

     Private placement net of offering costs ..............          --       10,199
     Exercise of stock options ............................          --        1,128
     Increase (decrease) in line of credit ................     (65,669)      32,845
     Increase (decrease) in shareholder loan ..............     (52,050)     165,000
                                                              ----------   ----------





                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                   SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                                 2002         2001
                                                              ----------   ----------

Net cash (used in) provided by financing activities........    (117,719)     209,172
                                                              ----------   ----------


Net cash used in discontinued operations...................      (2,295)     (72,204)

Net increase (decrease) in cash and cash equivalents.......     160,686      (82,371)

Cash at beginning of period................................     329,277      136,299
                                                              ----------   ----------

Cash at end of period......................................   $ 489,963    $  53,928
                                                              ==========   ==========




The accompanying notes are an integral part of these statements.




                                                           BIOMERICA, INC.
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002

                                                                    Common Stock
                        Common Stock                                Subscribed
                 --------------------------                 ---------------------------
                                                                                         Accumulated
                     Number                    Additional                                   Other
                       of                       Paid-in                                  Comprehensive  Accumulated
                     Shares        Amount       Capital        Shares         Amount        Loss         (Deficit)          Total
                 -------------  -----------  -------------  ------------  -------------  -----------   -------------   -------------
Balance at
  May 31, 2002      5,172,364   $  413,788   $ 16,981,982        28,333   $     23,750   $  (20,237)   $(16,188,577)   $  1,210,706

Compensation
expense in
connection with
options and
warrants granted                                   32,364                                                                    32,364

Change in unrealized
gain on available
for sale securities                                                                          (1,757)                         (1,757)

Common stock
subscribed for                                                   10,000          4,500                                        4,500
Services

Common stock
Issued for
services               67,778        5,422         35,245                                                                    40,667

Common stock           18,333        1,467          6,783       (18,333)        (8,250)                                          --
Issued

Common stock
Subscribed for
services                                                         98,182         21,600                                       21,600

Net loss                                                                                                  (318,361)        (318,361)
                 -------------  -----------  -------------  ------------  -------------  -----------   -------------   -------------

Balance at
November 30,
2002                5,258,475   $  420,677   $ 17,056,374       118,182   $     41,600      (21,994)   $(16,506,938)   $    989,719
                 =============  ===========  =============  ============  =============  ===========   =============   =============


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


November 30, 2002

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

(5) Reference is made to Notes 5 & 10 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 20012 for information on commitments and contingencies.

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $21,994 at November 30, 2002.

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

                                               For the Six Months Ended November 30, 2002
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------

Basic EPS -
     Loss from continuing operations ...     $  (279,830)                      $      (.05)
     Loss from discontinued operations .         (38,531)                             (.01)
                                             ------------     ------------     ------------
                                                (318,361)       5,208,818             (.06)
Diluted EPS -
     Loss from continuing operations -       $  (279,830)                      $      (.05)
     Loss from discontinued operations .         (38,531)                             (.01)
                                             ------------     ------------     ------------
                                             $  (318,361)       5,208,818      $      (.06)
                                             ============     ============     ============


                                               For the Six Months Ended November 30, 2001
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing operations ...     $  (406,756)                      $      (.08)
     Loss from discontinued operations .         (39,242)                             (.01)
                                             ------------     ------------     ------------
                                             $  (445,998)       4,994,466             (.09)
Diluted EPS -
     Loss from continuing operations ...     $  (406,756)                      $      (.08)
     Loss from discontinued operations .         (39,242)                             (.01)
                                             ------------     ------------     ------------
                                             $  (445,998)       4,994,466      $      (.09)
                                             ============     ============     ============


                                              For the Three Months Ended November 30, 2002
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------

Basic EPS -
     Loss from continuing operations ...     $  (168,461)                      $      (.03)
     Loss from discontinued operations .         (14,437)                             (.00)
                                             ------------     ------------     ------------
                                                (182,898)       5,245,673             (.03)
Diluted EPS -
     Loss from continuing operations ...     $  (168,461)                      $      (.03)
     Loss from discontinued operations .         (14,437)                             (.00)
                                             ------------     ------------     ------------
                                             $  (182,898)       5,245,673      $      (.03)
                                             ============     ============     ============


                                             For the Three Months Ended November 30, 2001
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Income from continuing operations .     $  (139,364)                       $     (.03)
     Loss from discontinued operations .          (2,636)                             (.00)
                                             ------------     ------------     ------------
                                             $  (142,000)       5,031,349             (.03)
Diluted EPS -
     Loss from continuing opertions ....     $  (139,364)                      $      (.03)
     Loss from discontinued operations .          (2,636)                             (.00)
                                             ------------     ------------     ------------
                                             $  (142,000)       5,031,349      $      (.03)
                                             ============     ============     ============

     The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

     As of November 30, 2002, there was a total of 2,983,345 potentially dilutive shares of common Stock.

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

(8) Financial information about foreign and domestic operations and export sales is as follows:

                                                                    For the Six Months Ended
                                                                    11/30/02      11/30/01
                                                                   ----------    ----------
         Revenues from sales to unaffiliated customers:
         United States                                             $2,362,000    $1,964,000
         Asia                                                         117,000       115,000
         Europe                                                       954,000     1,151,000
         South America                                                167,000       285,000
         Oceania                                                      208,000       183,000
         Other                                                        418,000       440,000
                                                                   ----------    ----------
                                                                   $4,226,000    $4,138,000
                                                                   ==========    ==========


No other geographic concentrations exist where net sales exceed 10% of total net sales.

(9) On January 15, 2002, the Company had received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets or shareholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 23, 2002. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff De- termination. The request for a hearing stayed the delisting of the Company's securities pending the Panel's decision. On February 21, 2002, the hearing took place. In response to the hearing, on March 25, 2002, the Company received a Nasdaq Staff Determination Letter stating their decision with respect to the continued listing of the Company's securities. The Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market via an exception from the net tangible assets requirement. While the Company failed to meet this requirement, the Company was granted a temporary exception from the standard subject to the Company meeting certain conditions by specified deadlines.

     The Company was unable to satisfy the conditions within the deadlines established by the Panel. Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 4310(c)(2)(B). The Company's securitites were immediately eligible to trade on the OTC Bulletin Board and are traded under the symbol BMRA.OB.

     On February 14, 2002, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum $1.00 per share requirement for continued inclusion of its common stock under Marketplace Rule 4310(c)(4), and therefore was subject to delisting from the Nasdaq SmallCap Market. In accordance with Marketplace Rule 4310(c)(8)(D), the Company would have been provided 180 calendar days, or until August 13, 2002, to regain compliance. However, prior to that time, the Company was delisted according to the above mentioned reasons.

     Shares traded on the OTC Bulletin Board are not as liquid as those traded on Nasdaq National market or the Nasdaq SmallCap market.

     The 1-for-3 reverse stock split approved by shareholders at the 2001 share-holders' meeting for the purpose of increasing the price per share of the common stock will not be implemented.

(10) The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001. ReadyScript was a primary contributor to the Company's losses. The Company also plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to .fund operations in the future.

       As of November 30, 2002, the Company had cash and available-for-sale securities in the amount of $490,738 and working capital of $2,695,746. Cash and working capital totaling $434,312 and $2,889,348, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

     During the six months ended November 30, 2002, the Company operations provided cash of $363,596. This compares to cash used in operations of $228,748 in the same period in the prior fiscal year. Cash used by financing activities was $117,719, which resulted from the payment on the line of credit at Lancer of $65,669 and payment of the share- holder loan at Biomerica of $52,050.

(11) Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services, expiring October 24, 2003. Borrowings are made at prime plus 2.0%, in no event less than 8.0%, (8.0% at November 30, 2002) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at November 30, 2002 was $.00 and the unused portion available was approximately $336,000.

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

(12) Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at November 30, 2002, was $187,050. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements.

(13) In July 2002, 67,778 shares of Biomerica restricted common stock (at $0.60 per share), were approved for issuance in payment of accrued salary for two officers/directors. In connection with this issuance, Biomerica recorded compensation expense of $40,667, the fair market value of the stock at the time of issuance. During the six months ended November 30, 2002, 10,000 shares of Biomerica's restricted common stock valued at $4,500 were earned in payment to its Chief Executive Officer for certain management services.

(14) On September 24, 2002, the Company agreed to issue 20,000 options at the then fair market value of $.30 per share to employees. These options will vest over four years. No compensation expense was recorded for this transaction.

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

(17) In June of 2002 the Company signed a distribution agreement with a company in Japan for the distribution of certain kits. The Company received a deposit of $35,000, which is included in other liabilities, in the month of June 2002 related to this agreement.

(18) On September 24, 2002, the Board of Directors approved the grant of a stock option for 7,000 shares of Biomerica common stock at an exercise price of $.30 per share to an outside consultant. The Company also entered into a one year consulting agreement with this consultant whereby the consultant will help with business develop- ment and other services during that period and upon achievement of certain milestones has the opportunity to be granted two additional 7,000 share options at a fifteen percent discount to market.

(19) On November 12, 2002, the Board of Directors approved the issuance of 98,182 shares of restricted common stock at the price of $.22 per share in lieu of $21,600 in accrued salary to two officers/directors.

(20)During the six months ended November 30, 2002, $32,364 was recorded as amortization expense for previously issued warrants and options.

(21)Lancer Orthodontics, Inc. issued non-qualified options granted to the Chief Executive Officer to purchase 113,000 shares of Common Stock at $.30. These options were granted on December 1, 2001 and are exercisable at the rate of one-third per year and have a term of five years.

(22)For the six months ended November 30, 2002, other income of $52,655 was realized from the insurance claim settlement of $134,413 for the theft of inventory at the Lancer Orthodontics, Inc.'s Mexicali facility, less $81,758 insurance claim receivable valued at cost.

(23) Lancer Orthodontics, Inc. issued non-qualified stock options to three employees totaling 70,000 shares during the quarter ended November 30, 2002. The shares are at $.28 per share and expire in five years.

(24) In October 2002 the Company signed an agreement with Medical Device Safety Service GmbH ("MDSS") wherein MDSS will act as the Company's Authorized Representative for the purpose of obtaining a CE-Mark in Europe.

(25) Reportable business segments for the six months and quarter ended November 30, 2002 and 2001 are as follows:

                                                      Six Months                   Three Months
                                                  Ended November 30,             Ended November 30,
                                                   2002        2001              2002          2001
                                             ------------------------------------------------------------
           Domestic sales:
              Orthodontic products           $1,566,000      $1,476,000         $  812,000    $  734,000
                                             ============================================================

              Medical diagnostic products       796,000         488,000         $  269,000    $  363,000
                                             ============================================================

           Foreign sales:
              Orthodontic products           $1,224,000      $1,588,000         $  693,000    $  896,000
                                             ============================================================

              Medical diagnostic products       640,000         586,000         $  363,000    $  218,000
                                             ============================================================

           Net sales:
              Orthodontic products           $2,790,000      $3,064,000         $1,505,000    $1,629,000
              Medical diagnostic products     1,436,000       1,074,000            632,000       582,000
                                             ------------------------------------------------------------

              Total                          $4,226,000      $4,138,000         $2,137,000    $2,211,000
                                             ============================================================

              Operating profit (loss):
                Orthodontic products         $ (20,379)      $  (27,766)        $   25,252    $   98,109
                Medical diagnostic products   (274,012)        (388,897)          (170,687)     (159,114)
                                             ------------------------------------------------------------

              Total                          $(294,391)      $ (416,663)        $ (145,435)   $  (61,005)
                                             ============================================================

              Operating loss from discontinued segment:
                   AIT                       $     -0-       $   43,946         $      -0-    $   21,973
                   ReadyScript                  38,531           (4,704)           14,437        (19,337)
                                             ------------------------------------------------------------

              Total                          $  38,531       $   39,242         $  14,437     $    2,636
                                             ============================================================

              Domestic long-lived assets:
                  Orthodontic products       $  52,464       $   21,038         $  52,464     $   21,038
                  Medical diagnostic products  183,723          218,630           183,723        218,630
                                             ------------------------------------------------------------

              Total                          $ 236,187       $  239,668         $ 236,187     $  239,668
                                             ============================================================

              Foreign long-lived assets:
                  Orthodontic products       $  19,295       $   26,549         $  19,295     $   26,549
                  Medical diagnostic products      -0-              -0-               -0-            -0-
                                             ------------------------------------------------------------

              Total                          $  19,295       $   26,549         $  19,295     $   26,549
                                             ============================================================

              Total assets:
                Orthodontic products        $3,532,523       $3,717,208        $3,532,523     $3,717,208
                Medical diagnostic products  1,464,657        1,484,151         1,464,657      1,484,151
                                             ------------------------------------------------------------
              Total                         $4,997,180       $5,201,359        $4,997,180     $5,201,359
                                             ============================================================


              Depreciation and amortization
                  expense:
                  Orthodontic products       $  48,234       $   53,712        $   24,117     $   26,856
                  Medical diagnostic products   24,417           54,179            12,647         30,136
                                             ------------------------------------------------------------
              Total                             72,650          107,891        $   36,764     $   56,992
                                             ============================================================

              Capital expenditures:
                  Orthodontic products       $ (35,609)             -0-        $  (33,545)    $      -0-
                  Medical diagnostic products  (25,302)         (9,890)           (24,400)           -0-
                                             ------------------------------------------------------------

              Total                          $ (60,911)      $  (9,890)        $  (57,945)    $      -0-
                                             ============================================================


     The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the six months or quarter ended November 30, 2002 and 2001.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


RESULTS OF OPERATIONS

       Consolidated net sales for Biomerica were $4,226,038 for the six months ended November 30, 2002 as compared to $4,138,255 for the same period in the previous year. This represents an increase of $87,783, or 2%. For the quarter then ended sales were $2,136,529 as compared to $2,211,187 for the same period in the prior fiscal year. This represents a decrease of $74,658, or 3%. The increases for the six months were attributable to an increase in the diagnostic product's sales of $361,501 which was offset by lower orthodontics sales of $273,718. For the quarter sales in the diagnostics' area increased by $49,771. With respect to orthodontics, sales were lower by $124,429 due to lower international sales, particularly in Europe and South America.

       Cost of sales for the six months increased as a percentage of sales from 68% to 70% and for the three months increased from 63% to 71%. The increase at Lancer was attributable to higher production costs. For the six months, cost of sales at Biomerica were constant between the two periods. Increases at Biomerica during the quarter were attributable to a lower margin sales mix and certain costs that remain fixed.

       Selling, general and administrative costs decreased by $182,207, or 11% for the six months and by $150,243, or 18% for the three months ended November 30, 2001. Lancer had a decrease of $195,084 for the six months and $104,183 for the three months due to a decrease in marketing support personnel. At Biomerica these expenses increased by $12,877 for the six months and decreased by $46,060 for the three months. This decrease was due to lower wages, rent, consulting expenses and other cost cutting measures.

       Research and development increased by $21,556, or 24% for the six months and $31,514, or 103% for the three months. The increases were due to increases at Lancer of $31,182 and $15,996 for the six and three months, respectively, a result of resumption of product development at Lancer. Biomerica had decreases of $9,626 for the six months and an increase of $15,518 for the three months due to the hiring of new employees in the research and development during the second quarter, where earlier in the year there had been cutbacks.

       Interest expense increased by $2,447 for the six months and $2,140 for the three months compared to the previous year due to borrowings on the line of credit at Biomerica offset by reduction of borrowing on the line of credit at Lancer.

       At November 30, 2002, the Company retained a direct 31.1% interest in Lancer Orthodontics. The Company maintains a 53.76% indirect voting control over Lancer Orthodontics via agreements with certain shareholders. The Company also retains an 88.9% interest in ReadyScript. Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2002, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2002, the Company had cash and available-for-sale securities in the amount of $490,738 and working capital of $2,695,746. Cash and working capital totaling $434,312 and $2,889,348, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

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

      During the six months ended November 30, 2002, the Company used net cash in operations of $363,596. This compares to net cash provided by operations of $228,748 in the same period in the prior fiscal year. Cash used by financing activities was $117,719, which resulted from the payment on the line of credit at Lancer of $65,669 and payment of the shareholder loan at Biomerica of $52,050.

     On January 15, 2002, the Company had received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets or shareholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 23, 2002. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff De- termination. The request for a hearing stayed the delisting of the Company's securities pending the Panel's decision. On February 21, 2002, the hearing took place. In response to the hearing, on March 25, 2002, the Company received a Nasdaq Staff Determination Letter stating their decision with respect to the continued listing of the Company's securities. The Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market via an exception from the net tangible assets requirement. While the Company failed to meet this requirement, the Company was granted a temporary exception from the standard subject to the Company meeting certain conditions by specified deadlines.

     The Company was unable to satisfy the conditions within the deadlines established by the Panel. Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 4310(c)(2)(B). The Company's securities were immediately eligible to trade on the OTC Bulletin Board and are traded under the symbol BMRA.OB.

     On February 14, 2002, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum $1.00 per share requirement for continued inclusion of its common stock under Marketplace Rule 4310(c)(4), and therefore was subject to delisting from the Nasdaq SmallCap Market. In accordance with Marketplace Rule 4310(c)(8)(D), the Company would have been provided 180 calendar days, or until August 13, 2002, to regain compliance. However, prior to that time, the Company was delisted according to the above mentioned reasons.

     Shares traded on the OTC Bulletin Board are not as liquid as those traded on Nasdaq National market or the Nasdaq SmallCap market.

   Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services, expiring October 24, 2003. Borrowings are made at prime plus 2.0%, in no event less than 8.0%, (8.0% at November 30, 2002) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at November 30, 2002 was $.00 and the unused portion available was approximately $336,000.

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

       Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at November 30, 2002, was $187,050. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-QSB under the heading "Management's Discussion and Analysis of Financial Condition and Selected Financial Data."

Item 4. PROCEDURES AND CONTROLS. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls to the date of their evaluation.

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

Date:  January 21, 2003


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


                                       Date: January 21, 2003

                                       /s/ Janet Moore
                                       -------------------------------
                                       Chief Financial Officer

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



                                       Date: January 21, 2003

                                       /s/ Zackary S. Irani
                                       -------------------------------
                                       Chief Executive Officer