Form 10QSB
period 2003-02-28
BIOMERICA INC
filed 2003-04-14
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 2003                  Commission File No. 0-8765
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes               No       X
                               ---------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,260,142 shares of common stock as of April 9, 2003.

                                 BIOMERICA, INC.

                                      INDEX



PART I

Item 1.   Financial Statements:


          Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Nine Months and Three Months Ended
          February 28, 2003 and 2002.......................................2 & 3


          Consolidated Balance Sheet (unaudited) - February 28, 2003.......4 & 5


          Consolidated Statements of Cash Flows (unaudited)
          Nine Months Ended February 28, 2003 and 2002.....................6 & 7


          Consolidated Statement of Changes in Shareholders' Equity
          (unaudited) Nine Months Ended February 28, 2003......................8


          Notes to Consolidated Financial Statements........................9-15


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Selected Financial Data......................................16-18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........18

Item 4.   Procedures and controls............................................ 19


PART II   Other Information...................................................19

          Signatures.......................................................20-24


                                        PART I - FINANCIAL INFORMATION
                                       SUMMARIZED FINANCIAL INFORMATION
                                         ITEM 1. FINANCIAL STATEMENTS

                                                BIOMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                  Nine Months Ended                  Three Months Ended
                                                                     February 28,                       February 28,
                                                               2003              2002              2003              2002
                                                           -----------       ------------      ------------      ------------
Net sales ...........................................      $6,517,414        $ 6,468,779       $ 2,291,377       $ 2,306,135
     Cost of sales ..................................       4,515,017          4,384,346         1,562,663         1,487,521
                                                           -----------       ------------      ------------      ------------
     Gross profit ...................................      $2,002,397          2,084,433           728,714           818,614
                                                           -----------       ------------      ------------      ------------

Operating Expenses:
     Selling, general and administrative ............       2,113,020          2,322,817           655,151           728,778
     Research and development .......................         185,459            125,755            75,253            37,105
                                                           -----------       ------------      ------------      ------------
                                                            2,298,479          2,448,572           730,404           765,883
                                                           -----------       ------------      ------------      ------------

Operating (loss) income from continuing operations...        (296,082)          (364,139)           (1,690)           52,731
                                                           -----------       ------------      ------------      ------------

Other Expense (income):
     Interest expense ...............................          25,273             26,087             7,573            10,834
     Other (income) expense, net ....................         (51,108)           ( 5,222)              814           (17,136)
                                                           -----------       ------------      ------------      ------------
                                                              (25,835)            20,865             8,387            (6,302)
                                                           -----------       ------------      ------------      ------------

     (Loss) income from continuing operations,
     before minority interest in net loss of
     consolidated subsidiaries ......................
     and income taxes ...............................        (270,247)          (385,004)          (10,077)           59,033

Minority interest in net (losses) profits of
     consolidated subsidiaries ......................          31,209             (4,012)           13,343           (34,867)
                                                           -----------       ------------      ------------      ------------

(Loss) income from continuing operations, before
income taxes ........................................        (301,456)          (380,992)          (23,420)           24,166

Income Tax Expense ..................................           3,018              1,600             1,224                 0
                                                           -----------       ------------      ------------      ------------

Net (loss) income from continuing operations ........        (304,474)          (382,592)          (24,644)           24,166


                                                BIOMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE LOSS (UNAUDITED)


                                                                Nine Months Ended                  Three Months Ended
                                                                   February 28,                       February 28,
                                                             2003              2002              2003              2002
                                                         -----------       ------------      ------------      ------------
Discontinued operations:
   Loss from discontinued operations, net .........         (40,022)           (78,774)           (1,491)          (39,533)
                                                         -----------       ------------      ------------      ------------
Net loss ..........................................        (344,496)          (461,366)          (26,135)          (15,367)

Other comprehensive loss, net of tax
   Unrealized loss on available-for-sale
   securities......................................          (2,122)           (11,001)             (365)           (5,815)
                                                         -----------       ------------      ------------      ------------

  Comprehensive loss ..............................      $ (346,618)       $  (472,367)      $   (26,500)      $   (21,182)
                                                         ===========       ============      ============      ============

Basic net loss per common share:

   Net income (loss) from continuing operations ...      $     (.06)       $      (.08)      $      (.00)      $       .00
   Net loss from discontinued operations ..........            (.01)              (.01)             (.00)             (.00)
                                                         -----------       ------------      ------------      ------------
Basic net loss per common share ...................      $     (.07)       $      (.09)      $      (.00)      $      (.00)
                                                         ===========       ============      ============      ============

Diluted net loss per common share:
   Net income (loss) from continuing operations .....    $     (.06)       $      (.08)      $      (.00)      $       .00
   Net income (loss) from discontinued operations ...          (.01)              (.01)             (.00)             (.00)
                                                         -----------       ------------      ------------      ------------
Diluted net loss per common share .................      $     (.07)       $      (.09)      $      (.00)      $      (.00)
                                                         ===========       ============      ============      ============

Weighted average number of common and
common equivalent shares:
     Basic and diluted ............................       5,224,867          5,065,534         5,258,475         5,120,654
                                                         ===========       ============      ============      ============

The accompanying notes are an integral part of these statements.


                                      BIOMERICA, INC.

                          CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                February 28,
                                                                                    2003
                                                                                 -----------
Assets

Current Assets
    Cash and cash equivalents .............................................      $  580,147
    Available-for-sale securities .........................................             410
    Accounts receivable, less allowance for doubtful accounts of $194,492..       1,538,485
    Inventory, net ........................................................       2,504,772
    Notes receivable ......................................................           2,419
    Prepaid expenses and other ............................................          80,542
                                                                                 -----------

          Total Current Assets ............................................       4,706,775

Inventory, non-current ....................................................          17,000

Property and Equipment, net of accumulated depreciation and amortization...         264,917

Intangible assets, net of accumulated amortization ........................          85,282

Other Assets ..............................................................          39,197
                                                                                 -----------
                                                                                 $5,113,171
                                                                                 ===========

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                                                                   February 28,
                                                                       2003
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ............................................   $        478
     Accounts payable and accrued liabilities ..................        956,056
     Accrued compensation ......................................        325,241
     Shareholder loan...........................................        328,250
     Net liabilities from discontinued operations ..............        363,914
                                                                   -------------

          Total Current Liabilities ............................      1,973,939

Minority interest ..............................................      2,134,081
                                                                   -------------

Shareholders' Equity
     Unrealized loss on available-for-sale of securities........        (22,359)
     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,478,324 ..........        420,810
     Common stock subscribed....................................         66,600
     Additional paid-in-capital ................................     17,073,173
     Accumulated deficit .......................................    (16,533,073)
                                                                   -------------

Total Shareholders' Equity .....................................      1,005,151
                                                                   -------------

Total Liabilities and Shareholders' Equity .....................   $  5,113,171
                                                                   =============


The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002


                                                                   2003         2002
                                                                ----------   ----------
Cash flows from operating activities:

Net loss from continuing operations .........................   $(304,474)   $(382,592)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation and amortization ..........................     106,138      149,211
     Realized gain on sale of available for-sale securities..          --      (10,026)
     Minority interest in net income (loss) of consolidated
       subsidiaries .........................................      31,209       (4,012)
     Common stock issued for services rendered ..............      67,517       61,886
     Provision for losses on accounts receivable ............      (1,960)      (4,905)
     Warrants and options issued for services rendered ......      48,546       64,560
     Changes in current assets and liabilities:
       Accounts Receivable ..................................     (32,181)    (112,381)
       Inventories ..........................................     414,240      (58,580)
       Prepaid expenses and other current assets ............      41,932      (23,209)
       Accounts payable and other accrued liabilities .......      49,866      138,214
       Accrued compensation .................................      17,259       51,482
                                                                ----------   ----------

Net cash provided by (used in)operating activities ..........     438,092     (130,352)
                                                                ----------   ----------

Cash flows from investing activities:
     Sale of available for-sale securities ..................          --       39,116
     Increase in notes receivable ...........................          --           --
     Purchases of property and equipment ....................     (90,328)      (8,341)
     Other assets ...........................................      (3,651)      (1,971)
     Purchases of intangible assets .........................     (21,987)     (10,591)
                                                                ----------   ----------

Net cash (used in) provided by investing activities .........    (115,966)      18,213
                                                                ----------   ----------

Cash flows from financing activities:
      Issuance of shares by subsidiary ......................      17,980           --
      Proceeds from sale of common stock subscribed .........      25,000           --
      Private placement net of offering costs ...............          --        4,400
      Exercise of stock options .............................          --        1,128
      (Decrease) increase in line of credit .................     (65,191)     (22,815)
      Increase in shareholder loan ..........................     (46,750)     215,000
                                                                ----------   ----------

                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                  NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002


                                                            2003         2002
                                                         ----------   ----------

Net cash (used in) provided by financing activities ..     (68,961)     197,713
                                                         ----------   ----------

Net cash used in discontinued operations .............      (2,295)    (103,001)
                                                         ----------   ----------

Net increase (decrease) in cash ......................     250,870      (17,427)
 and cash equivalents

Cash at beginning of period ..........................     329,277      136,299
                                                         ----------   ----------

Cash at end of period ................................   $ 580,147    $ 118,872
                                                         ==========   ==========


The accompanying notes are an integral part of these statements.


                                                     BIOMERICA, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                       FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003

                                                                        Common Stock
                                Common Stock                             Subscribed
                          -------------------------                ---------------------
                                                                                          Accumulated
                          Number                     Additional                           Other
                          of                         Paid-in                              Comprehensive Accumulated
                          Shares         Amount      Capital       Shares      Amount     Loss          (Deficit)       Total
                          -------------  ----------  ------------  ---------   ---------   ----------   -------------   ------------
Balances at May 31, 2002     5,172,364   $ 413,788   $16,981,982     28,333    $ 23,750    $ (20,237)   $(16,188,577)   $ 1,210,706

Compensation expense in
connection with options
and warrants granted                --          --        48,546         --          --           --              --         48,546

Shares subscribed for cash          --          --            --    100,000      25,000           --              --         25,000

Change in unrealized
gain on available
for sale securities                 --          --            --         --          --       (2,122)             --         (2,122)

Common stock subscribed
for services rendered               --          --            --     11,667       5,250           --              --          5,250

Common stock for
Services rendered               67,778       5,422        35,245         --          --           --              --         40,667

Common stock issued             20,000       1,600         7,400    (20,000)     (9,000)          --              --             --

Common stock subscribed
For services                        --          --            --     98,182      21,600           --              --         21,600

Net loss                            --          --            --         --          --           --        (344,496)      (344,496)
                          -------------  ----------  ------------  ---------   ---------   ----------   -------------   ------------
Balances at
February 28, 2003            5,260,142   $ 420,810   $17,073,173    218,182    $ 66,600    $ (22,359)   $(16,533,073)   $ 1,005,151
                          =============  ==========  ============  =========   =========   ==========   =============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


February 28, 2003

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by the Company.

(2) The information set forth in these consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

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

(6) Aggregate cost of available-for-sale securities exceeded aggregate market value by approximately $22,359 at February 28, 2003.

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

                                                     For the Nine Months Ended February 28, 2003
                                                  --------------------------------------------------
                                                     Income           Shares            Per Share
                                                   (Numerator)     (Denominator)         Amount
                                                  --------------   --------------   ----------------
Basic EPS -
       (Loss) gain from continuing operations     $    (304,474)              --    $          (.06)
       (Loss) gain from discontinued operations         (40,022)       5,224,867               (.01)
                                                  --------------   --------------   ----------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions            $    (344,496)       5,224,867    $          (.07)
                                                  ==============   ==============   ================


                                                     For the Nine Months Ended February 28, 2002
                                                  --------------------------------------------------
                                                     Income           Shares            Per Share
                                                   (Numerator)     (Denominator)         Amount
                                                  --------------   --------------   ----------------
Basic EPS -
       Loss from continuing operations            $    (382,592)              --    $          (.08)
       Loss from discontinued operations                (78,774)       5,065,534               (.01)
                                                  --------------   --------------   ----------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions            $    (461,366)       5,065,534    $          (.09)
                                                  ==============   ==============   ================


                                                     For the Three Months Ended February 28, 2003
                                                  --------------------------------------------------
                                                     Income           Shares            Per Share
                                                   (Numerator)     (Denominator)         Amount
                                                  --------------   --------------   ----------------
Basic EPS -
        Gain (loss) from continuing operations    $     (24,644)                    $          (.00)
        Gain from discontinued operations                (1,491)       5,258,475               (.00)
                                                  --------------   --------------   ----------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions            $     (26,135)       5,258,475    $          (.00)
                                                  ==============   ==============   ================


                                                     For the Three Months Ended February 28, 2002
                                                  --------------------------------------------------
                                                     Income           Shares            Per Share
                                                   (Numerator)     (Denominator)         Amount
                                                  --------------   --------------   ----------------
Basic EPS -
        Income from continuing operations         $      24,166                     $           .00
        Loss from discontinued operations               (39,533)       5,120,654               (.00)
                                                  --------------   --------------   ----------------

Diluted EPS -
     Loss attributable to common share-
      holders plus assumed conversions            $     (15,367)       5,120,654    $          (.00)
                                                  ==============   ==============   ================

         The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

         As of February 28, 2003, there was a total of 2,916,595 potentially dilutive shares of common stock.

(8)      Recent Accounting Pronouncements
         --------------------------------

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill And Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 on June 1, 2002. SFAS 142 did not have a material impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

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

         In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144 which requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Recission of FASB Statements No. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, "to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

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

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

(9) Financial information about foreign and domestic operations and export sales is as follows:

                                                            For the Nine Months Ended
                                                              2/28/03      2/28/02
                                                              -------       -------
         Revenues from sales to unaffiliated customers:
         United States                                       $3,453,000   $3,240,000
         Asia                                                   166,000      143,000
         Europe                                               1,614,000    1,761,000
         South America                                          283,000      372,000
         Oceania                                                325,000      284,000
         Other                                                  676,000      669,000
                                                             -----------  -----------
                                                             $6,517,000   $6,469,000
                                                             ===========  ===========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.


(10) On January 15, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets or shareholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 23, 2002. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The request for a hearing stayed the delisting of the Company's securities pending the Panel's decision. On February 21, 2002 the hearing took place. In response to the hearing, on March 25, 2002, the Company received a Nasdaq Staff Determination letter staying their decision with respect to the continued listing of the Company's securities. The Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market via an exception from the net tangible assets requirement. While the Company failed to meet this requirement, the Company was granted a temporary exception from the standard subject to the Company meeting certain conditions by specified deadlines.

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

         Shares traded on the OTC Bulletin Board are not as liquid as those traded on the Nasdaq National market or the Nasdaq SmallCap market.

         The 1-for-3 reverse stock split approved by shareholders at the 2001 share- holders' meeting for the purpose of increasing the price per share of the common stock will not be implemented.


(11) The Company has suffered substantial recurring losses from operations over the past several years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. Allergy Immuno Technologies operations were discontinued in May 2002. The Company plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flows from operations or obtain the necessary equity or debt financing to fund operations in the future.

         As of February 28, 2003, the Company had cash and available-for-sale securities in the amount of $580,557 and working capital of $2,732,836. Cash and working capital totaling $568,461 and $2,897,745, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

         During the nine months ended February 28, 2003, the Company operations provided cash of $438,092. This compares to cash used in operations of $130,352 in the same period in the prior fiscal year. Cash used by financing activities was $68,961, which resulted from the payment on the line of credit at Lancer of $65,191 and payment of the shareholder loan at Biomerica of $46,750, which were offset by proceeds from sale of common stock subscribed of $25,000.

(12) At February 28, 2003, Lancer had a $400,000 revolving line of credit with GE Capital Healthcare Financial Services, which expires October 24, 2003. Borrowings are made at prime plus 2.00%, in no event less than 8%,(8.0% at February 28, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at February 28, 2003 was $478 and the unused portion available under the line of credit at February 28, 2003 was approximately $310,000.

         The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables and equipment. The lending agreement requires, among other things, that Lancer maintain a tangible net worth of $2,100,000 and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .0425% on the average monthly unused portion available is required. Lancer is not required to maintain compensating balances in connection with this lending agreement. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

(13) Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at February 28, 2003, was $181,750. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying consolidated financial statements.

(14) In July 2002, 67,778 shares of Biomerica restricted common stock (at $0.60 per share), were approved for issuance in payment of accrued salary for two officers/directors. In connection with this issuance, Biomerica recorded compensation expense of $40,667, the fair market value of the stock at the time of issuance. During the nine months ended February 28, 2003, 11,667 shares of Biomerica's restricted common stock value at $5,250 were earned in payment to its Chief Executive Officer for certain management services.

(15) On September 24, 2002, the Company agreed to issue 20,000 options at the then fair market value of $.30 per share to employees. These options will vest over four years. No compensation expense was recorded for this transaction.

(16) The Company agreed to a bonus plan for employees of 10% to 20% of the profit of the diagnostics' division for the year ending May 31, 2003. The board will determine distribution percentages of profit from diagnostics' continuing operations for any bonuses based on audited financials as of May 31, 2003. All permanent employees, including executive officers, will be included in the plan. As of February 28, 2003, there has been no accrual since the plan is based on profits and year-to-date there has not been a profit in the diagnostics' division.

(17) On April 10, 2002, the Company filed a Form S-4 for the proposed registration of between 488,200 and 984,274 shares of Biomerica common stock. The shares were to be issued for the purchase of the assets of the subsidiary Lancer Orthodontics, Inc. Due to market conditions, both boards of directors have agreed not to proceed with the proposed purchase and in July 2002 Biomerica requested that the registration statement be withdrawn.

(18) In June 2002 the Company signed a distribution agreement with a company in Japan for the distribution of certain kits. The Company received a deposit of $35,000 in the month of June 2002 related to this agreement. The Company has shipped $2,000 worth of product to date. The balance of $33,000 is recorded in other liabilities.

(19) On September 24, 2002, the Board of Directors approved the grant of a stock option for 7,000 shares of Biomerica common stock at an exercise price of $.30 per share to an outside consultant. The Company also entered into a one year consulting agree- ment with this consultant whereby the consultant will help with business development and other services during that period and upon achievement of certain milestones has the opportunity to be granted two additional 7,000 share options at a fifteen percent discount to market.

(20) On November 12, 2002, the Board of Directors approved the issuance of 98,182 shares of restricted common stock at the price of $.22 per share in lieu of $21,600 in accrued salary to two officers/directors. These shares were issued in March 2003.

(21) During the nine months ended February 28, 2003, $48,546 was recorded as amortization expense for previously issued warrants and options.

(22) Lancer Orthodontics, Inc. granted non-qualified options to the Chief Executive Officer to purchase 113,000 shares of common stock at $.30. These options were granted on December 1, 2001 and are exercisable at the rate of one-third per year and have a term of five years.

(23) For the nine months ended February 28, 2003, other income of $62,655 was realized from the insurance claim settlement of $144,413 for the theft of inventory at the Lancer Orthodontics, Inc.'s Mexicali facility, less $81,758 insurance claim receivable valued at cost.

(24) Lancer Orthodontics, Inc. issued non-qualified stock options to three employees totaling 70,000 shares during the quarter ended November 30, 2002. The shares are at $.28 per share and expire in five years. During the quarter ended February 28, 2003, non-qualified stock options for 70,000 options were granted to various employees.

(25) During this quarter Lancer Orthodontics approved the issuance of 53,846 shares of restricted common stock to the chief executive officer. The shares were in payment of accrued salary of $14,000.

(26) In October 2002 the Company signed an agreement with Medical Device Safety Service GmgH ("MDDS") wherein MDSS will act as the Company's Authorized Representative for the purpose of obtaining a CE-Mark in Europe.

(27) During the quarter ended February 28, 2003, $25,000 was received for the purchase of 100,000 shares of restricted common stock with detachable warrants to purchase 100,000 shares of restricted common stock at $.25 per share. This was recorded as common stock subscribed since at the end of the quarter the shares had not yet been issued.

(28) In November 2002 the Company signed a distribution agreement for its EZ Detect product with a company in Spain.

(29) In January 2003 the Company signed a distribution agreement for its Allerquant 90G IgG ELISA kit with a company in Spain.

(30) Reportable business segments for the nine months and quarter ended February 28, 2003 and 2002 are as follows:


                                                       Nine Months                   Three Months
                                                    Ended February 28,            Ended February 28,
                                                    2003          2002            2003           2002
                                                ------------   ------------   ------------   ------------
    Domestic sales:
       Orthodontic products                     $ 2,323,000    $ 2,273,000    $   756,000    $   797,000
       Medical diagnostic products                1,130,000        967,000        335,000        692,000

   Foreign sales:
       Orthodontic products                     $ 1,975,000    $ 2,232,000    $   752,000    $   644,000
       Medical diagnostic products                1,089,000        997,000        448,000        173,000

   Net sales:
       Orthodontics products                    $ 4,298,000    $ 4,505,000    $ 1,508,000    $ 1,441,000
       Medical diagnostic products              $ 2,219,000      1,964,000        783,000        865,000

       Total                                    $ 6,517,000    $ 6,469,000    $ 2,291,000    $ 2,306,000


    Operating profit (loss):
       Orthodontic products                     $     1,000    $    39,000    $    22,000    $    67,000
       Medical diagnostic products              $  (297,000)   $  (403,000)       (24,000)       (14,000)

    Total                                       $  (296,000)   $  (364,000)   $    (2,000)   $    53,000


    Operating loss from discontinued Segment:
       AIT                                      $        --    $   (66,883)   $        --    $   (22,936)
       ReadyScript                                  (40,022)   $   (11,891)        (1,491)       (16,597)

    Total                                           (40,022)       (78,774)        (1,491)       (39,533)

    Depreciation and amortization
       Expense:
       Orthodontic products                     $    64,210    $    80,568    $    15,976    $    26,856
       Medical diagnostic products                   41,928         68,643         17,512         14,464

    Total                                       $   106,138    $   149,211    $    33,488    $    41,320


                                                          As of February 28,
                                                        2003            2002
                                                    -----------      -----------
     Domestic long-lived assets:
       Orthodontic products                         $   92,330       $   24,056
       Medical diagnostic products                     156,248          193,501

     Total                                          $  248,578       $  217,557


     Foreign long-lived assets:
       Orthodontic products                         $   15,668           28,946
       Medical diagnostic products                       3,571                0

     Total                                          $  267,817       $  246,503


     Total assets:
       Orthodontic products                         $3,568,000       $3,628,520
       Medical diagnostic products                   1,545,000        1,731,550

     Total                                          $5,113,000       $5,360,070

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

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


RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $6,517,414 for the nine months ended February 28, 2003 as compared to $6,468,779 for the same period in the previous year. This represents an increase of $48,635, or .7% (this includes a decrease at Lancer of $206,823 and an increase at Biomerica of $255,458). Sales at Lancer decreased primarily due to a decrease in foreign sales, particularly in Europe and South America. The increase in sales at Biomerica was due to general overall increase in diagnostic sales as well as a large colorectal screening program in the first quarter. For the quarter then ended sales were $2,291,377 as compared to $2,306,135 for the same period in the prior fiscal year. This represents a decrease of $14,758, or .6% (this includes an increase of $66,894 at Lancer and a decrease at Biomerica of $81,652.). The decrease at Biomerica was due to no colorectal screening program in this fiscal quarter.

         Cost of sales for the nine months increased as a percentage of sales from 67.8% to 69.3%. Cost of sales for the three months then ended increased from 64.5% to 68.2% primarily because of increased sales of lower margin products at the diagnostics' division. For the nine months Lancer had a decrease in cost of sales of $1,431, however, this resulted in an increase from 68.0% to 71.2% of Lancer's sales and for the quarter an increase of $115,770, or from 67.2% to 71.9% of Lancer's sales. Lancer had an increase in the cost of goods due to increased production costs. Biomerica had an increase of $132,102, or from 67.2% to 65.5% of sales for the nine months due to the addition of manufacturing personnel and a decrease of $40,628 for the three months, or from 67.2% to 65.5% of sales.

         Selling, general and administrative costs decreased by $209,798, or 9.0% for the nine months. For the three months then ended these costs decreased by $73,628, or 10.0%. Of these decreases, Lancer had a decrease for the nine months of $233,732 and for the three months of $38,646. The decrease at Lancer was attribu- table to decreased labor and travel costs of terminated marketing support personnel, whose responsibilities were assumed by existing general and administrative personnel. Biomerica had an increase of $23,934 for the nine months and a decrease of $34,980 for the three months. The increase at Biomerica for the nine months was attributable to higher selling and marketing expenses, primarily related to payroll. The decrease for the quarter was due to lower commissions.

         Research and development increased by $59,704, or 47.5% for the nine months. For the three months these costs increased by $38,148, or 102.8%. The increases were primarily due to hiring of additional personnel at Biomerica and resumption of product development at Lancer. For the nine months Lancer had an increase of 66,024 and for the three months an increase of $34,842. For the nine months Biomerica had a decrease of $6,320 and for the three months an increase of $3,306.

         Interest expense decreased by $814 for the nine months and $3,261 for the three months compared to the previous year due to borrowings on the line of credit at Biomerica and decreased borrowing at Lancer. For the nine months Lancer had a decrease of $9,289 and for the three months a decrease of $5,410. Biomerica had an increase of $8,475 for the nine months and an increase of $2,149 for the three months.

         At February 28, 2003, the Company retained a 31.1% interest in Lancer Orthodontics. The Company maintains a 53.76% indirect voting control over Lancer Orthodontics via agreements with certain shareholders. The Company also retains an 88.9% interest in ReadyScript. Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the report on Form 10-KSB for the year ended May 31, 2002, for a more in-depth discussion of subsidiaries.

         Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to escalation of terrorist or counter terrorist activity; the operating and financial convenants contained in our credit line and Lancer's which could limit our operating flexibility; any changes in our business rela-tionships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations anda the delays in receiving required regulatory approvals or the enactment of new, adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2003, the Company had cash and available-for-sale securities in the amount of $580,557 and working capital of $2,732,836. Cash and working capital totaling $568,461 and $2,897,745, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

         The Company has suffered substantial recurring losses from operations over the past several years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. Allergy Immuno Technologies' operations, were discontinued May 2002. The Company plans to reduce operating costs through certain cost reduction efforts and concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

         During the nine months ended February 28, 2003, the Company's operations provided cash of $438,092. This compares to net cash used by operations of $130,352 in the same period in the prior fiscal year. Cash used in investing activities was $115,966 as compared to cash provided by investing activities in the prior year of $18,213. This resulted from the purchases of property and equipment, other assets and intangible assets. Cash used by financing activities was $68,961, which resulted from the payment on the line of credit at Lancer of $65,192 and payment on the shareholder loans at Biomerica of $46,750. The interest of 8% per annum due on the loans at Biomerica is being accrued and has not been paid to date. As of February 28, 2003 there was $39,672 in accrued interest due.

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

         Shares traded on the OTC Bulletin Board are not as liquid as those traded on the Nasdaq National market or the Nasdaq SmallCap market.

         At February 28, 2003, Lancer had a $400,000 revolving line of credit with GE Capital Healthcare Financial Services, expiring October 24, 2003. Borrowings are made at prime plus 2.00% (8.0% at February 28, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at February 28, 2003 was $478 and the unused portion available under the line of credit at February 28, 2003 was $310,000. The line of credit expires October 24, 2003. The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables and equipment. The lending agreement requires that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .0425% on the average monthly unused portion available is required. Lancer is not required to maintain compensating balances in connection with this lending agreement. Proceeds from this line cannot be used to support the operations of Biomerica.

         Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at February 28, 2003, was $181,750. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements. The Company has no other line of credit available to it.


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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

         You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filing with the SEC and in materials incorporated by reference in these filing. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica. Like other businesses, Biomerica is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, that may affect the general economic climate and performance of Lancer or its customers. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship our products to end users; inability to successful control our margins which are affected by many factors including competition and product mix; protracted shutdown of the US border due to an escalation of terrorist or counter terrorist activity; the operating and financial covenants contained in our credit line which could limit our operating flexibility, any changes in our business relationships with international distributors or the economic client they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole, failure to manage the future expansion of our business could have a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole, failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulator y approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Item 4. PROCEDURES AND CONTROLS
        -----------------------

         Within the 90 days prior to the date of this report, Biomerica carried out an evaluation, under the supervision and with the participation of Biomerica's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Biomerica's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that 's disclosure controls and procedures are effective. There were no significant changes in Biomerica's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The following shares of restricted common stock were issued during the nine months ended February 28, 2003:

                                        Class or Persons      Price
               Date     Title   Amount  Sold to               Per Share  Total
               -------  -----   ------  --------------------  ---------  -------

               9/02/02  common  87,778  insiders & qualified  $0.45      $39,500
                                        investors


            The exemption relied upon for the issuance of the unregistered shares was that the shares were issued to qualified investors within the meaning of Securities and Exchange Commission Rule 501, Regulation D.

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

Date:  April 9, 2003


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


                    Date:  April 14, 2003

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




                    Date:  April 14, 2003

                           /s/ Zackary Irani
                           Chief Executive Officer