Form 10QSB/A
period 2002-08-31
BIOMERICA INC
filed 2003-06-09
CIK 73290

FORM 10-QSB/A
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2002       Commission File No. 0-8765

                      BIOMERICA, INC.
 (Exact name of registrant as specified in its charter)

           Delaware                               95-2645573
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

1533 Monrovia Avenue, Newport Beach, California       92663
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code: (949) 645-2111

                        (Not applicable)
(Former name, former address and former fiscal year, if changed since last report.)

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

        Consolidated Statements of Operations and
        Comprehensive Loss (unaudited) - Three Months Ended
        August 31, 2002 and 2001.                                 2 & 3

        Consolidated Balance Sheet (unaudited) - August 31, 2002  4 & 5

        Consolidated Statements of Cash Flows (unaudited)
        Three Months Ended August 31, 2002 and 2001                   6

        Consolidated Statement of Changes in Shareholders'
        Equity (unaudited) - Three Months Ended August 31, 2002       7

        Notes to Consolidated Financial Statements                 8-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Selected Financial Data                     14-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk   16

Item 4. Procedures and controls                                      16

PART II Other Information                                            17

        Signatures                                                   18

                                   I

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  BIOMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE LOSS (UNAUDITED)

                                                       Three Months Ended
                                                           August 31,
                                                       2002          2001

Net sales                                           $2,089,507   $1,927,198

  Cost of sales                                     (1,434,429)  (1,436,899)
                                                     ---------    ---------
  Gross profit                                         655,078      490,299
                                                     ---------    ---------
Operating Expenses:
  Selling, general and administrative                  757,759      794,025
  Research and development                              47,877       57,835
                                                     ---------    ---------
                                                       805,636      851,860
                                                     ---------    ---------
Operating loss from continuing operations             (150,558)    (361,561)
                                                     ---------    ---------
Other Expense (income):
  Interest expense                                     (10,797)      (6,210)
  Other income, net                                     47,981        5,641
                                                     ---------    ---------
                                                        37,184         (569)
                                                     ---------    ---------
  Loss from continuing operations, before
  minority interest in net loss of
  consolidated subsidiaries and income taxes          (113,374)    (362,130)

Minority interest in net losses of consolidated
  Subsidiaries                                           2,004       95,341
                                                     ---------    ---------
Loss from continuing operations, before income taxes  (111,370)    (266,789)

Income tax expense                                           0          800
                                                     ---------    ---------
Net loss from continuing operations                   (111,370)    (267,589)

                                   2

                                 BIOMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AND COMPREHENSIVE LOSS - Continued (UNAUDITED)

Discontinued operations:
  Loss from discontinued operations, net               (24,094)     (36,605)
                                                     ---------    ---------
Net loss                                              (135,464)    (304,194)

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale
   securities                                           (1,440)      (3,702)
                                                     ---------    ---------
  Comprehensive loss                                 $(136,904)   $(307,896)
                                                     =========    =========





Basic net loss per common share:
  Net loss from continuing operations                $    (.02)   $    (.05)
  Net loss from discontinued operations                   (.01)        (.01)
                                                     ---------    ---------
Basic net loss per common share                      $    (.03)   $    (.06)
                                                     =========    =========

Diluted net loss per common share:
  Net loss from continuing operations                $    (.02)   $    (.05)
  Net loss from discontinued operations                   (.01)        (.01)
                                                     ---------    ---------
Diluted net loss per common share                    $    (.03)   $    (.06)
                                                     =========    =========

Weighted average number of common and common
   equivalent shares: Basic and diluted              5,249,216    5,043,760
                                                     =========    =========

The accompanying notes are an integral part of these statements.
                                   3

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS BIOMERICA, INC. CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)


                                                          August 31, 2002
Assets

Current Assets
  Cash and cash equivalents                                     $ 271,482
  Available for-sale securities                                     1,092
  Accounts receivable, less allowance for
   doubtful accounts of $197,588                                1,276,172
  Inventories, net                                              2,858,257
  Notes receivable                                                  2,419
  Prepaid expenses and other                                      142,529
                                                                ---------
     Total Current Assets                                       4,551,951

Inventory, non-current                                             15,000

Property and Equipment, net of accumulated
depreciation and amortization                                     213,951

Intangible assets, net of accumulated amortization                 97,150

Other Assets                                                       35,546
                                                                ---------
                                                               $4,913,598
                                                                =========
The accompanying notes are an integral part of these statements.
                                   4

BIOMERICA, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)

BIOMERICA, INC. CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)
                                                          August 31, 2002

Liabilities and Shareholders' Equity
Current Liabilities
  Line of credit                                                $    1,208
  Accounts payable and accrued liabilities                         743,048
  Accrued compensation                                             262,165
  Net liabilities from discontinued operations                     348,486
                                                                 ---------
Total Current Liabilities                                        1,354,907

Shareholder loan                                                   337,650
                                                                 ---------
Total Liabilities                                               $1,692,557
                                                                 ---------
Minority interest                                                2,088,140

Shareholders' Equity

  Common stock, $0.08 par value authorized 25,000,000
    shares, subscribed or issued and outstanding 5,273,475         480,455
  Additional paid-in-capital                                    16,998,164
  Accumulated other comprehensive loss                             (21,677)
  Accumulated deficit                                          (16,324,041)
                                                                ----------
Total Shareholders' Equity                                       1,132,901
                                                                ----------
Total Liabilities and Equity                                   $ 4,913,598
                                                                ==========

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the quarter ended August 31,                       2002          2001

Cash flows from operating activities:
Net loss from continuing operations                  $(111,370)   $(267,589)

Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                         35,887       50,899
  Realized gain on sale of available
   for-sale securities                                      --         (977)
 Minority interest in net loss of consolidated
  Subsidiaries                                          (2,004)     (95,341)
  Common stock issued for services rendered             12,417           --
  Provision for losses on accounts receivable            1,136       (2,059)
  Warrants and options issued for services rendered     16,182       23,453
  Changes in current assets and liabilities:
   Accounts Receivable                                 145,278       (9,256)
   Insurance claim receivable                           81,758           --
   Inventories                                          62,755     (126,749)
   Prepaid expenses and other current assets           (20,055)         265
   Accounts payable and other accrued liabilities     (163,142)     317,159
   Accrued compensation                                (15,317)     (18,622)
                                                      --------     --------
Net cash provided by (used in) operating activities     43,525     (128,817)
                                                      --------     --------

Cash flows from investing activities:
  Sale of available for-sale securities                     --        6,217
  Purchases of property and equipment                   (2,966)          --
  Other assets                                              --       11,007
                                                      --------     --------
 Net cash (used in) provided by investing activities    (2,966)      17,224
                                                      --------     --------
Cash flows from financing activities:
  Change in minority interest                            5,252           --
  Increase (decrease) in shareholder loan              (37,350)     130,000
  Private placement net of offering costs                   --       10,199
  Increase (decrease) in line of credit                (64,461)      20,000
                                                      --------     --------
Net cash (used in) provided by financing activities    (96,559)     160,199
                                                      --------     --------
Net cash used in discontinued operations                (1,795)     (35,541)
                                                      --------     --------
Net (decrease) increase in cash and cash equivalents   (57,795)      13,065

Cash at beginning of period                            329,277      136,299
                                                      --------     --------
Cash at end of period                                 $271,482     $149,364
                                                      ========     ========
The accompanying notes are an integral part of these statements.
                                    6

                                 BIOMERICA, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED AUGUST 31, 2002


                                              Common Stock
                Common Stock                   Subscribed
              -----------------               --------------
                                                                Accumulated
                                                                Other
              Number              Additional                    Compre   Accum
              of                   Paid-in                      hensive  ulated
              Shares     Amount    Capital    Shares  Amount    Loss     Deficit Total
Balance at
May 31, 2002 5,172,364 $413,788  $16,981,982  28,333 $23,750  $(20,237) $(16,188,577) $1,210,706

Compensation
expense in
connection
with options
and warrants
granted                               16,182                                              16,182

Change in
unrealized
gain on available
for sale securities                                             (1,440)                   (1,440)

Common stock
issued for
services rendered                             72,778  42,917                              42,917

Net loss                                                                    (135,464)   (135,464)

Balance at
August 31,
2002         5,172,364 $413,788  $16,998,164 101,111 $66,667  $(21,677) $(16,324,041) $1,132,901


7







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

8 The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.


                               For the Three Months Ended August 31, 2002
                               ------------------------------------------
                                Income         Shares          Per Share
                              (Numerator)   (Denominator)        Amount
                              -----------   ------------       ---------
Basic EPS -
  Loss from continuing
   operations                 $(111,370)            -           $  (.02)
  Loss from discontinued
   operations                   (24,094)            -              (.01)
                               --------      ---------          --------
                               (135,464)     5,172,364             (.03)
Diluted EPS -
  Loss attributable to
   common share - Holders
   plus assumed conversions   $(135,464)     5,172,364          $  (.03)
                               ========      =========          ========

                               For the Three Months Ended August 31, 2001
                               ------------------------------------------
                                Income         Shares          Per Share
                              (Numerator)   (Denominator)        Amount
                              -----------   ------------       ---------
Basic EPS -
  Loss from continuing
   operations                  $(267,589)           -           $  (.05)
  Loss from discontinued
   operations                    (36,605)           -              (.01)
                                --------     ---------          --------
                                (304,194)    5,043,760             (.06)
Diluted EPS -
  Loss attributable to
   common share - Holders
   plus assumed conversions   $ (304,194)    5,043,760          $  (.06)
                                ========     =========          ========

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company. As of August 31, 2002, there was a total of 3,084,886 potential dilutive shares of common stock.
                                   9

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

(8) Financial information about foreign and domestic operations and export sales is as follows:
                                          For the Three Months Ended
                                            8/31/02         8/31/01
                                          --------------------------
Revenues from sales to unaffiliated
customers:
United States                             $1,253,000        $957,000
Asia                                          66,000          41,000
Europe                                       362,000         477,000
South America                                 97,000         171,000
Middle East                                   74,000          88,000
Oceania                                      101,000          80,000
Other                                        137,000         113,000
                                           ---------       ---------
                                          $2,090,000      $1,927,000
                                           =========       =========

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

(12) Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with Janet Moore, an office and director, whereby she will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at August 31, 2002, was $162,350.

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

(22) Reportable business segments for the quarter ended August 31, 2002 and 2001 are as follows:

                                                    2002           2001
                                                 ----------     ----------

Domestic sales: Orthodontic products             $  755,000     $  742,000
                                                  =========      =========
Medical diagnostic products                      $  498,000     $  215,000
                                                  =========      =========
Foreign sales: Orthodontic products              $  531,000     $  693,000
                                                  =========      =========
Medical diagnostic products                      $  306,000     $  277,000
                                                  =========      =========
Net sales:
  Orthodontic products                           $1,286,000     $1,435,000
  Medical diagnostic products                       804,000        492,000
                                                  ---------      ---------
Total                                            $2,090,000     $1,927,000
                                                  =========      =========

Operating profit (loss):
  Orthodontic products                           $  (46,000)    $ (126,000)
  Medical diagnostic products                      (105,000)      (236,000)
                                                  ---------      ---------
Total                                            $ (151,000)    $ (362,000)
                                                  =========      =========

Operating loss from discontinued
  segment:
    AIT                                          $       --     $  (22,000)
    ReadyScript                                     (24,000)       (15,000)
                                                  ---------      ---------
Total                                            $  (24,000)    $  (37,000)
                                                  =========      =========

Domestic long-lived assets:
  Orthodontic products                           $   91,000     $  177,000
  Medical diagnostic products                       197,000        348,000
                                                  ---------      ---------
Total                                            $  288,000     $  525,000
                                                  =========      =========

Foreign long-lived assets:
  Orthodontic products                           $   23,000     $   40,000
  Medical diagnostic products                            --             --
                                                  ---------      ---------
Total                                            $  311,000     $  565,000
                                                  =========      =========
Total assets:
  Orthodontic products                           $3,467,000     $3,874,000
  Medical diagnostic products                     1,447,000      1,553,000
                                                  ---------      ---------
Total                                            $4,914,000     $5,427,000
                                                  =========      =========

Depreciation and amortization
expense:
  Orthodontic products                           $   24,000     $   27,000
  Medical diagnostic products                        12,000         24,000
                                                  ---------      ---------
Total                                            $   36,000     $   51,000
                                                  =========      =========

Capital expenditures:
  Orthodontic products                           $    2,000     $       --
  Medical diagnostic products                         1,000             --
                                                  ---------      ---------
Total                                            $    3,000     $       --
                                                  =========      =========

The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended August 31, 2002 and 2001.
13


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

RESULTS OF OPERATIONS

   Consolidated net sales for Biomerica were $2,089,507 for the first quarter of fiscal 2003 as compared to $1,927,198 for the same period in the previous year. This represents an increase of $162,309, or 8.4%. Of the total consolidated net sales for fiscal 2002, $1,285,499 is attributable to Lancer, and $804,008 to Biomerica. Lancer sales decreased by $149,289 over the previous fiscal year due to decreases in Lancer's international sales. Biomerica sales increased by $311,598 primarily due to greater sales of the EZ Detect product due to a large screening program and the Aware product (which had sales of approximately $65,000).

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

   Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 310(c)(2)(B). The Company's securities were immediately eligible to trade on the OTC Bulletin Board and are traded under the symbol BMRA.OB.

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

   Biomerica, Inc. entered into a line of credit agreement on September
12, 2000 with Janet Moore, an office and director, whereby she will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2002. The unused portion of the line of credit at August 31, 2002, was $162,350.

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

POTENTIAL CONSEQUENCES OF ALLERGY IMMUNO TECHNOLOGY, INC.'S FAILURE TO CONDUCT A FORMAL STOCKHOLDER VOTE IN CONNECTION WITH OUR PURCHASE OF ASSETS FROM IT AND ASSUMPTION OF ITS LIABILITIES

During not less than the preceding three years, AIT, a former majority-owed subsidiary of ours, had been unprofitable and, for financial statement reporting purposes, its losses were consolidated into our financial statements. In March of 2002, AIT ceased its clinical testing services. Thereafter, in late April of 2002, we entered into a transaction, pursuant to which, at the end of May of 2002, AIT transferred its remaining assets to us (valued on its financial statements at approximately $8,000), issued to us approximately 808,500 shares of its restricted common stock (valued as of the date of the transaction at approximately $19,000), and we assumed its remaining liabilities (recorded on its financial statements at approximately $27,000) (the "Asset/Liability Transaction"). The Asset/Liability Transaction was approved by our board on April 22, 2002. Approval by our stockholders was not required under Delaware corporate law. We understand that AIT's board approved the Asset/Liability Transaction in April of 2002 and that, rather than calling a formal meeting of AIT's stockholders, our consent to that transaction was deemed to constitute the approval of the holders of a majority of AIT's capital stock, as permitted by Delaware corporate law.

The Company's substantial recurring losses from operations during the preceding years and its lack of readily available capital, other than a line of credit from a stockholder and officer, to help fund operations were the major factors in its decision to stop lending funds to AIT. Both ReadyScript and AIT contributed to the Company's losses. Accordingly, the Company discontinued operations of ReadyScript in May of 2001 and ceased funding of AIT one year later. (See Notes 2 and 13 to the Company's Audited Financial Statements for the year ended May 31, 2002).

At the time of the approval of the Asset/Liability Transaction, our seven directors were Allen Barbieri, David Barrows, Carlos Beharie, M.D., Francis
R. Cano, Ph.D., Zackary S. Irani, Janet Moore, and Robert A. Orlando, M.D., Ph.D., three of whom (Mr. Irani, Ms. Moore, and Dr. Orlando) were also directors of AIT. AIT's fourth director at such time was Susan Irani, whom AIT deemed to be an affiliate of ours. Further, at such time, Mr. Irani served as the Chief Executive Officer and Ms. Moore served as the Chief Financial Officer and Secretary of both AIT and us. The Asset/Liability Transaction was negotiated by management common to AIT and us and was approved by all of our directors (including the directors constituting a majority of our board, who did not serve in common with AIT). We were advised that the Asset/Liability Transaction was approved by all of the AIT directors (each of whom also served as one of our directors or was deemed to be an affiliate of ours).

Notwithstanding the approval of the Asset/Liability Transaction by AIT's board and its majority stockholder, AIT may not have provided prompt notice of that approval to all of its stockholders in a manner fully consistent with Delaware corporate law. That failure could have certain potential consequences. Although AIT did not solicit proxies from its stockholders, it also did not file a Schedule 14C with the Securities and Exchange Commission in connection with the approval of the Asset/Liability
Transaction by its majority stockholder. Further, the potential exists that one of AIT's stockholders could bring a legal action under Delaware state law against AIT either to rescind the Asset/Liability Transaction, or to seek damages against AIT. Because of our status as an affiliate of AIT at the time of the Asset/Liability Transaction, such failure to file a Schedule 14C or a potential action could also name us, our directors, and our officers.
As of the date of this amended filing, no action has been filed, and no proceeding has been commenced, against us or any of our directors or officers, and no person or agency has contacted us or our directors or officers announcing an intention to bring any action or to commence any proceeding.

We have been advised by counsel to AIT that, as of the date of this amended filing, no action has been filed, and no proceeding has been commenced, against AIT or any of its directors or officers, and no person or agency has contacted AIT or its directors or officers announcing an intention to bring any action or to commence any proceeding. AIT has informed us that its present attorney has advised it that the likelihood of such an action or proceeding is minimal, the possibility of its success on the merits is remote, and the scope of any potential damages award is nominal for a variety of reasons. For example,

  No AIT stockholder or other person with potential standing to sue has announced dissatisfaction with the Asset/Liability Transaction, although it was announced publicly in June of 2002.

  The assets that were the subject of the Asset/Liability Transaction had historically yielded only unprofitable operations, which operations had ceased prior to the approval of the Asset/Liability Transaction, as well as the closing of that transaction.

  The value of the assets that were the subject of the Asset/Liability Transaction was small and less than the amount of liabilities that we concurrently assumed; thus, any award the compensation due to any potential plaintiffs upon a successful claim would be correspondingly small.

  Any potential liability under such a claim would be incapable of precise determination because the measure of damages under such a claim would depend upon a subjective valuation of the assets and liabilities that were the subject of the Asset/Liability Transaction.

We do not believe that such an action is probable, nor that a liability for such an action, if any, could be estimated. Accordingly, we have not accrued a liability in the accompanying consolidated financial statements related to the aforementioned matter.


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

Date: June 5, 2003
                                      BIOMERICA, INC.
                                      By: /S/ Zackary S. Irani

                                              Zackary S. Irani
                                              Chief Executive Officer

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Janet Moore, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of Biomerica, Inc.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this amended quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and Maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and; c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ Janet Moore
Chief Financial Officer

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Zackary Irani, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Biomerica, Inc.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this amended quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and; c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ Zackary S. Irani
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-QSB/A of Biomerica Inc. for the quarterly period ended August 31, 2002 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Janet Moore, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. #1350, as adopted pursuant to #906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     /s/ Janet Moore
                                     Janet Moore
                                     Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-QSB/A of Biomerica Inc. for the quarterly period ended August 31, 2002 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Zackary Irani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. #1350, as adopted pursuant to #906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     /s/ Zackary S. Irani
                                     Zackary S. Irani
                                     Chief Executive Officer