Form 10QSB/A
period 2002-11-30
BIOMERICA INC
filed 2003-06-09
CIK 73290

                                   FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2002                Commission File No. 0-8765
                  -----------------                                    ------


                                 BIOMERICA, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                   95-2645573
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


1533 Monrovia Avenue, Newport Beach, California               92663
-----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number including area code:  (949) 645-2111
-----------------------------------------------------------------------------


                                (Not applicable)
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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


         Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Six Months and Three Months Ended November
         30, 2002 and 2001.............................................. 2-3


         Consolidated Balance Sheet (unaudited) - November 30, 2002..... 4-5


         Consolidated Statements of Cash Flows (unaudited) Six Months
         Ended November 30, 2002 and 2001............................... 6-7


         Consolidated Statement of Changes in Shareholders' Equity
         (unaudited) Six Months Ended November 30, 2002................. 8


         Notes to Consolidated Financial Statements..................... 9-17


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.................................... 17-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 19

Item 4.  Procedures and controls........................................ 19

PART II  Other Information.............................................. 20

         Signatures..................................................... 21-25



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

                                 BIOMERICA, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                  November 30,
                                                                      2002
                                                                  -----------
Assets

Current Assets
    Cash and cash equivalents .................................   $  489,963
    Available-for-sale securities .............................          775
    Accounts receivable, less allowance for doubtful
      accounts of $195,532                                         1,285,097
    Inventory, net ............................................    2,695,669
    Prepaid expenses and other ................................      118,443
                                                                  -----------

          Total Current Assets ................................    4,589,947

Inventory, non-current ........................................       15,000

Note receivable ...............................................        2,419

Property and Equipment, net of accumulated depreciation
  and amortization                                                   255,482

Intangible assets, net of accumulated amortization ............       98,786

Other Assets ..................................................       35,546
                                                                  -----------
                                                                  $4,997,180
                                                                  ===========

The accompanying notes are an integral part of these statements.


                                        4

                                 BIOMERICA, INC.

                                                                  November 30,
                                                                     2002
                                                                 -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ..........................................   $        -0-
     Accounts payable and accrued liabilities ................        860,037
     Accrued compensation ....................................        348,791
     Shareholder loan.........................................        322,950
     Net liabilities from discontinued operations ............        362,423
                                                                 -------------

          Total Current Liabilities ..........................      1,894,201

Minority interest ............................................      2,113,260
Shareholders' Equity
     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,376,657 ........        462,277
     Additional paid-in-capital ..............................     17,056,374
     Accumulated other comprehensive loss ....................        (21,994)
     Accumulated deficit .....................................    (16,506,938)
                                                                 -------------

Total Shareholders' Equity ...................................        989,719
                                                                 -------------

Total Liabilities and Shareholders' Equity ...................   $  4,997,180
                                                                 =============


The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                          2002          2001
                                                       ----------   ----------
Cash flows from operating activities:

Net loss from continuing operations ................   $(279,830)   $(406,756)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation and amortization .................      72,650      107,891
     Realized gain on sale of available for-sale
       securities                                             --       (3,626)
     Minority interest in net gain (loss) of consolidated
       subsidiaries .................................     28,368      (38,880)
     Common stock issued for services rendered ......     66,767       42,625
     Provision for losses on accounts receivable ....       (920)        (361)
     Warrants and options issued for services rendered    32,364       35,308
     Changes in current assets and liabilities:
       Accounts Receivable ............................  220,167       39,424
       Insurance claim receivable ..................          --           --
       Inventories .................................     225,343      (87,470)
       Prepaid expenses and other current assets ...       4,031       (7,062)
       Accounts payable and other accrued liabilities    (46,153)      49,402
       Accrued compensation ........................      40,809       40,757
                                                       ----------   ----------

Net cash provided by (used in) operating activities      363,596     (228,748)
                                                       ----------   ----------

Cash flows from investing activities:
     Sale of available for-sale securities .........          --       26,670
     Purchases of property and equipment ...........     (60,910)      (9,890)
     Other assets ..................................          --        3,220
     Purchases of intangible assets ................     (21,986)     (10,591)
                                                       ----------   ----------

Net cash (used in) provided by investing activities      (82,896)       9,409
                                                       ----------   ----------

Cash flows from financing activities:

     Private placement net of offering costs .......          --       10,199
     Exercise of stock options .....................          --        1,128
     Increase (decrease) in line of credit .........     (65,669)      32,845
     Increase (decrease) in shareholder loan .......     (52,050)     165,000
                                                       ----------   ----------







                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                   SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                          2002         2001
                                                       ----------   ----------

Net cash (used in) provided by financing activities     (117,719)     209,172
                                                       ----------   ----------


Net cash used in discontinued operations............      (2,295)     (72,204)

Net increase (decrease) in cash and cash equivalents     160,686      (82,371)

Cash at beginning of period.........................     329,277      136,299
                                                       ----------   ----------

Cash at end of period...............................   $ 489,963    $  53,928
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

     The 1-for-3 reverse stock split approved by shareholders at the 2001 shareholders' meeting for the purpose of increasing the price per share of the common stock will not be implemented.

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

(12) Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with Janet Moore, an officer and director, whereby she will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at November 30, 2002, was $187,050. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements.

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

(15) The Company agreed to a bonus plan for employees of 10% to 20% of the profit of the diagnostics' division for the year ending May 31, 2003. The board will determine distribution percentages of profit from diagnostic's continuing operations for any bonuses based on audited financials as of May 31, 2003. All permanent employees, including executive officers, will be included in the plan. As of November 30,2002, there has been no impact on revenues since the plan is based on profits and year-to-date there has not been a profit in the diagnostics' division.

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

       Cost of sales for the six months increased as a percentage of sales from 68% to 70% (from $2,826,192 to $2,952,354, or $126,162) and for the three months increased from 63% to 71% (from $1,389,423 to $1,517,924, or $128,501). Lancer cost of sales decreased by $117,203 for the six months and increased by $36,615 for the three months ended November 30, 2002. Biomerica's cost of sales increased from $730,808 to $974,173, or $243,365, for the six months and from $371,437 to $463,323, or $91,886, for the three months. The increase in cost of sales at Lancer was attributable to higher production costs. For the six months, cost of sales at Biomerica were materially constant as a percentage of sales between the two periods. Increases at Biomerica during the quarter were attributable to a lower margin sales mix and certain costs that remain fixed.

       Selling, general and administrative costs decreased by $182,207, or 11% for the six months and by $150,243, or 18% for the three months ended November 30, 2001. Lancer had a decrease of $195,084 for the six months and $104,183 for the three months due to a decrease in marketing support personnel. At Biomerica these expenses increased by $12,877 for the six months and decreased by $46,060 for the three months. This decrease was due to lower wages ($34,155 as compared to $48,943), rent ($11,055 compared to $17,421), consulting expenses ($7,107 as compared to $50,860) and other cost cutting measures.

       Research and development increased by $21,556, or 24% for the six months and $31,514, or 103% for the three months. The increases were due to increases at Lancer of $31,182 and $15,996 for the six and three months, respectively, a result of resumption of product development at Lancer. Biomerica had decreases of $9,626 for the six months and an increase of $15,518 ($11,255 in wage related expenses) for the three months due to the hiring of new employees in the research and development during the second quarter, where earlier in the year there had been cutbacks.

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

     Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to escalation of terrorist or counter terrorist activity; the operating and financial convenants contained in our credit line and Lancer's which could limit our operating flexibility; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new, adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2002, the Company had cash and available-for-sale securities in the amount of $490,738 and working capital of $2,695,746. Cash and working capital totaling $434,312 and $2,889,348, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital of $2,889,348 and equity are not available to Biomerica. Biomerica, Inc. and its subsidiaries, are expected to fund their operations for at least the next twelve months through their existing available financing, working capital, and its shareholder line of credit.

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

      During the six months ended November 30, 2002, the Company used net cash in operations of $363,596. This compares to net cash provided by operations of $228,748 in the same period in the prior fiscal year. Cash used by financing activities was $117,719, which resulted from the payment on the line of credit at Lancer of $65,669. Through November 30, 2002, the Company had made payment on the shareholder loan at Biomerica of $52,050. The interest due on the loan of 8% per annum is being accrued and has not been paid to date. As of November 30, 2002 there was $33,039 in accrued interest due.

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

       Biomerica, Inc. entered into a line of credit agreement on September 12, 2001 with Janet Moore, an officer and director, whereby she will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at November 30, 2002, was $187,050. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements. The Company has no other line of credit available to it.

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





                           PART II. OTHER INFORMATION



Item 1.        LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The following shares of restricted common stock were issued during the quarter ended November 30, 2002:

                                Class or Persons        Price
       Date	  Title    Amount   Sold to               Per Share    Total

       9/02   common   87,778   insiders & qualified    $0.45    $39,500
                                investors


     The exemption relied upon for the issuance of the unregistered shares was that the shares were issued to accredited investors within the meaning of Securities and Exchange Commission Rule 501, Regulation D.

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

Date:  June 5, 2003


                                            BIOMERICA, INC.


                                            By: /S/ Zackary S. Irani
                                                -------------------------
                                            Zackary Irani
                                            Chief Executive Officer

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



                                       Date: June 5, 2003

                                       /s/ Zackary S. Irani
                                       -------------------------------
                                       Chief Executive Officer

EXHIBIT 99.1


  Date: 6/05/03             CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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


                                                     /s/ Janet Moore
                                                     Janet Moore
                                                     Chief Financial Officer

June 5, 2003

6/05/03                     CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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

June 5, 2003