Form 10QSB/A
period 2003-02-28
BIOMERICA INC
filed 2003-06-09
CIK 73290

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

                                 BIOMERICA, INC.

                                      INDEX



PART I

Item 1.   Financial Statements:


          Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Nine Months and Three Months Ended
          February 28, 2003 and 2002....................................2 & 3


          Consolidated Balance Sheet (unaudited) - February 28, 2003....4 & 5


          Consolidated Statements of Cash Flows (unaudited)
          Nine Months Ended February 28, 2003 and 2002..................6 & 7


          Consolidated Statement of Changes in Shareholders' Equity
          (unaudited) Nine Months Ended February 28, 2003...................8


          Notes to Consolidated Financial Statements.....................9-15


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Selected Financial Data...................................16-18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......18

Item 4.   Procedures and controls......................................... 19


PART II   Other Information................................................19

          Signatures....................................................20-24


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


                                      BIOMERICA, INC.

                          CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                  February 28,
                                                                      2003
                                                                  -----------
Assets

Current Assets
    Cash and cash equivalents ...............................      $  580,147
    Available-for-sale securities ...........................             410
    Accounts receivable, less allowance for doubtful
      accounts of $194,492..                                        1,538,485
    Inventory, net ..........................................       2,504,772
    Notes receivable ........................................           2,419
    Prepaid expenses and other ..............................          80,542
                                                                  -----------

          Total Current Assets ..............................       4,706,775

Inventory, non-current ......................................          17,000

Property and Equipment, net of accumulated depreciation
   and amortization...                                                264,917

Intangible assets, net of accumulated amortization ..........          85,282

Other Assets ................................................          39,197
                                                                  -----------
                                                                   $5,113,171
                                                                  ===========

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

                                                                 February 28,
                                                                    2003
                                                                -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .........................................   $        478
     Accounts payable and accrued liabilities ...............        956,056
     Accrued compensation ...................................        325,241
     Shareholder loan........................................        328,250
     Net liabilities from discontinued operations ...........        363,914
                                                                -------------

          Total Current Liabilities .........................      1,973,939

Minority interest ...........................................      2,134,081
                                                                -------------

Shareholders' Equity
     Unrealized loss on available-for-sale of securities.....        (22,359)
     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,478,324 .......        420,810
     Common stock subscribed.................................         66,600
     Additional paid-in-capital .............................     17,073,173
     Accumulated deficit ....................................    (16,533,073)
                                                                -------------

Total Shareholders' Equity ..................................      1,005,151
                                                                -------------

Total Liabilities and Shareholders' Equity ..................   $  5,113,171
                                                                =============


The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002


                                                          2003         2002
                                                       ----------   ----------
Cash flows from operating activities:

Net loss from continuing operations ................   $(304,474)   $(382,592)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
     Depreciation and amortization .................     106,138      149,211
     Realized gain on sale of available for-sale
       securities..                                           --      (10,026)
     Minority interest in net income (loss) of consolidated
       subsidiaries ................................      31,209       (4,012)
     Common stock issued for services rendered .....      67,517       61,886
     Provision for losses on accounts receivable ...      (1,960)      (4,905)
     Warrants and options issued for services rendered    48,546       64,560
     Changes in current assets and liabilities:
       Accounts Receivable .........................     (32,181)    (112,381)
       Inventories .................................     414,240      (58,580)
       Prepaid expenses and other current assets ...      41,932      (23,209)
       Accounts payable and other accrued liabilities     49,866      138,214
       Accrued compensation ........................      17,259       51,482
                                                       ----------   ----------

Net cash provided by (used in)operating activities       438,092     (130,352)
                                                       ----------   ----------

Cash flows from investing activities:
     Sale of available for-sale securities .........          --       39,116
     Increase in notes receivable ..................          --           --
     Purchases of property and equipment ...........     (90,328)      (8,341)
     Other assets ..................................      (3,651)      (1,971)
     Purchases of intangible assets ................     (21,987)     (10,591)
                                                       ----------   ----------

Net cash (used in) provided by investing activities     (115,966)      18,213
                                                       ----------   ----------

Cash flows from financing activities:
      Issuance of shares by subsidiary .............      17,980           --
      Proceeds from sale of common stock subscribed       25,000           --
      Private placement net of offering costs ......          --        4,400
      Exercise of stock options ....................          --        1,128
      (Decrease) increase in line of credit ........     (65,191)     (22,815)
      Increase in shareholder loan .................     (46,750)     215,000
                                                       ----------   ----------

                                 BIOMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                  NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002


                                                          2003         2002
                                                       ----------   ----------

Net cash (used in) provided by financing activities      (68,961)     197,713
                                                       ----------   ----------

Net cash used in discontinued operations ...........      (2,295)    (103,001)
                                                       ----------   ----------

Net increase (decrease) in cash ....................     250,870      (17,427)
 and cash equivalents

Cash at beginning of period ........................     329,277      136,299
                                                       ----------   ----------

Cash at end of period ..............................   $ 580,147    $ 118,872
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

(8)      Recent Accounting Pronouncements
         --------------------------------

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill And Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15,2001, with earlier adoption permitted. The Company adopted SFAS 142 on June 1, 2002. SFAS 142 did not have a material impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

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

(9) Financial information about foreign and domestic operations and export sales is as follows:

                                                    For the Nine Months Ended
                                                        2/28/03       2/28/02
                                                        -------       -------
        Revenues from sales to unaffiliated customers:
        United States                                 $3,453,000   $3,240,000
        Asia                                             166,000      143,000
        Europe                                         1,614,000    1,761,000
        South America                                    283,000      372,000
        Oceania                                          325,000      284,000
        Other                                            676,000      669,000
                                                      ----------   ----------
                                                      $6,517,000   $6,469,000
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

(13) Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with Janet Moore, an officer and director whereby the she will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires
         September 12, 2003. The unused portion of the line of credit at February 28, 2003, was $181,750. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying consolidated financial statements.

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

(20) On November 12, 2002, the Board of Directors approved the issuance of 98,182 shares of restricted common stock at the price of $.22 per share in lieu of $21,600 in accrued salary to two officers/ directors. These shares were issued in March 2003.

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


RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $6,517,414 for the nine months ended February 28, 2003 as compared to $6,468,779 for the same period in the previous year. This represents an increase of $48,635, or .7% (this includes a decrease at Lancer of $206,823 and an increase at Biomerica of $255,458). Sales at Lancer decreased primarily due to a decrease in foreign sales, particularly in Europe and South America. The increase in sales at Biomerica was due to general overall increase in diagnostic sales as well as a large colorectal screening program in the first quarter. For the quarter then ended sales were $2,291,377 as compared to $2,306,135 for the same period in the prior fiscal year. This represents a decrease of $14,758, or ..6% (this includes an increase of $66,894 at Lancer and a decrease at Biomerica of $81,652.). The decrease at Biomerica was due to no colorectal screening program in this fiscal quarter.

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

         Selling, general and administrative costs decreased by $209,798, or 9.0% for the nine months. For the three months then ended these costs decreased by $73,628, or 10.0%. Of these decreases, Lancer had a decrease for the nine months of $233,732 and for the three months of $38,646. The decrease at Lancer was attributable to decreased labor and travel costs of terminated marketing support personnel, whose responsibilities were assumed by existing general and administrative personnel. Biomerica had an increase of $23,934 for the nine months and a decrease of $34,980 for the three months. The increase at Biomerica for the nine months was attributable to higher selling and marketing expenses, primarily related to payroll. The decrease for the quarter was due to lower commissions.

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

         Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with Janet Moore, one of our a shareholders, who also serves as our Chief Financial Officer and Secretary and as a director, whereby the shareholder she will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by Biomerica accounts receivable and inventory and expires September 12, 2003. The unused portion of the line of credit at February 28, 2003, was $181,750. Additionally, the Company received a $10,000 unsecured loan from a different shareholder. Such amount is included in shareholder loan in the accompanying financial statements. The Company has no other line of credit available to it.

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

                          PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.  Inapplicable.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.  The following shares of restricted common stock were issued during the nine months ended February 28, 2003:

                                     Class or Persons      Price
            Date     Title   Amount  Sold to               Per Share  Total
            -------  -----   ------  --------------------  ---------  ------
            9/02/02  common  87,778  insiders & qualified  $.045      $39,500
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