Form 10KSB/A
period 2002-05-31
BIOMERICA INC
filed 2003-06-11
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES    x              NO

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

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's proxy statement for its 2002 Annual Meeting of Stockholders is incorporated into Part III hereof.

Transitional Small Business Disclosure Format              YES         NO X
---------------------------------------------------------------------------

                                     PART I*

  ITEM 1.   DESCRIPTION OF BUSINESS
            -----------------------



                                    BUSINESS

                                    OVERVIEW

THE COMPANY

     Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. During fiscal 2002 we had three subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontics products, Allergy Immuno Technologies, Inc. ("AIT"), which is engaged in providing specialized laboratory testing services and ReadyScript, Inc. ("ReadyScript"), which developed a wireless handheld point of care system for physicians, but which operations were discontinued during fiscal 2001. On May 30, 2002, Biomerica sold its controlling interest in AIT. All subsidiaries are majority-controlled subsidiaries.

     Lancer is engaged in the design, manufacture and distribution of orthodontic products. During 2002, Lancer issued 37,595 additional shares to Biomerica as reimbursement for expenses paid on Lancer's behalf. The Company valued these shares at $8,271. Biomerica's direct ownership percentage of Lancer is 31.63% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of May 31, 2002. The parties to the voting agreements are Lancer shareholder, Dr. William Thompson and the Biomerica directors.

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

     The Company adopted a formal plan in April 2001 to discontinue Operations of its ReadyScript subsidiary. Management is currently responding to any inquiries about the possible purchase of the ReadyScript technology,
but does not have a buyer at the current time.   Management has been, and is,
presenting the ReadyScript technology to technology companies operating in the healthcare field or companies that could possibly benefit from the ReadyScript technology. Management will work to dispose of this technology, if possible, within the next year, however there is no assurance that a buyer for the technology can be found. As time goes on it may make it harder to sell these assets due to technological changes in the marketplace. These assets have not been valued on the balance sheet since they were obtained through research and development, which was expensed at the time it was incurred. Biomerica has not recognized any losses in revenues as a result of the decision to discontinue the ReadyScript operation because it was a development-stage company with no resources. Certain assets were written off during the closure and these were recorded as losses in the consolidated financial statements. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

     The Company adopted a formal plan in March, 2002, to discontinue operations of AIT. Biomerica was issued 808,558 shares of AIT common stock in April of 2002 for liabilities it assumed from AIT. The shares were valued at $.015 per share since the stock had been trading at that time between $.01 and $.02 per share. On May 30, 2002, we sold 13,350,000 shares of AIT common stock held by us, representing 98.1% of the shares we owned in AIT, to a third party in exchange for $212,500, which management believes approximated fair market value at the time of the sale. A non-interest bearing loan was transferred to the purchaser of the AIT shares as part of the sale. Biomerica assumed the assets and liabilities of AIT with the exception of the note evidencing the loan. The amount of the transferred loan to the purchaser of AIT was $225,282. The note was due on demand and no payments were made on the note. The operations of AIT are being reported in the financial statements as discontinued operations. We retained 255,575 shares, or 1.4%, of AIT common stock and sold 13,350,000 shares since that was the amount of shares that the purchaser wanted to buy.

     Prior to the transaction Biomerica assumed all assets and liabilities of AIT, which included cash ($803), inventory ($2,600), patents ($9,608), accounts payable ($27,463),net receivables ($1,375), prepaids ($747) and net fixed assets ($213). There were no other terms in the agreement which were material. AIT was the holder of a 10,000 share option in Hollister-Stier, a privately held company. Based on information received from Hollister-Stier regarding valuation of the options, these options were transferred to Biomerica in exchange for the reduction of a note payable to Biomerica by $108,100.

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

     During fiscal 2002 we introduced the Aware Breast Self-Examination Pad, Which is a patented, FDA-cleared polyurethane pad containing a silicone oil lubricant. The pad is designed to enhance the sense of touch by reducing friction between the fingers and the skin. The pad is packaged with an instructional video which teaches the proper techniques for performing breast self-examination. The target markets for the product include retail, catalog, multi-level marketing channels, and the medical community.

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

     During fiscal 2002 Lancer converted its Mexican assets and obligations to its own division, a Mexican corporation named Lancer Orthodontics de Mexico (Lancer de Mexico). This division administers services previously provided by an independent manufacturing contractor. A new lease was negotiated effective April 1, 2001, for the 16,000 square foot facility used for Lancer's Mexican operations. Utility and Mexican vendor obligations have been converted to the Lancer de Mexico name. This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations. The potential impact for the use of Lancer's own facility, in terms of a corporation entity with legal standing in Mexico, is that over a fiscal year Lancer would save approximately $100,000 in service fees over a Mexican contracted corporate entity.

     Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2002, this obligation was approximately $365,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

RESEARCH AND DEVELOPMENT

     Biomerica is engaged in research and development to broaden its Diagnostic product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment. Lancer is engaged in development programs to improve and expand its orthodontic products and production techniques. Lancer consults frequently with practicing orthodontists. The dental amalgam development was terminated because of poor sales. This termination did not impact other expenses or revenues.

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

BACKLOG

     At May 31, 2002 and 2001 Biomerica had a backlog of $122,000 and $80,000 respectively. As of May 31, 2002 and 2001, Lancer had a backlog of $84,000 and $167,000, respectively. Lancer had decreased backorders in fiscal 2002 compared to fiscal 2001 because had increased efficiencies in planning (thus better forecasting of demand) and softened summer demand that allowed them to catch up their back orders from one year to another. Biomerica had increased backlog due to the initial order for the breast self-examination pad.


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

     The Food, Drug & Cosmetic Act of 1938 (the "FDCA") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation ("QSR") as well as Medical Device Reporting
(MDR), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Approval ("PMA") or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices. The Company's products are primarily either Class I or Class II medical devices. The following is a breakdown of the Biomerica products by class:

Class I - FortelT Ultra Midstream Pregnancy Test, FortelT Ovulation test, EZ-LHT Rapid Ovulation test, Strep A Rapid Test

Class II - GAP(tm) IgG H. Pylori ELISA kit, IgG , T3 EIA kit, T4 EIA kit, TSH ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, Free T4 ELISA kit, Neo-TSH RIA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG(tm) Rapid Pregnancy test (professional and dipstick), EZ Detect(tm) Fecal Occult Blood test (Physician's dispenser pack),
EZ-PSA Rapid test (professional), Aware(tm) Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, PTH (intact) IRMA kit

Class III - GAP(tm) IgM H. Pylori ELISA kit, GAP(tm) IgA H. Pylori ELISA kit, Isletest(tm) GAD ELISA kit, Isletest(tm) ICA ELISA kit, Isletest(tm) IAA ELISA kit, Allerquant(tm) IgG Food Allergy ELISA kit, Allerquant(tm) Med90G, Allerquant(tm) 14 Foods, Custom Food Allergy Kit, Candiquant(tm) IgG ELISA kit, Candiquant(tm) IgM ELISA kit, Candiquant(tm) IgA ELISA kit, Candigen(tm) Candida Albicans antigen ELISA kit, Free Alpha Subunit RIA kit, EZ-HP OTC.

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

     The following products are FDA-cleared and may be sold to clinical laboratories, physician laboratories and/or retail outlets in the United States as well as internationally:

T3 EIA KIT
T4 EIA KIT
TSH ELISA KIT
Anti-thyroglobulin ELISA kit
Anti-TPO ELISA Kit
Free T4 EIA Kit
Neo TSH RIA Kit
GAP IgG H. Pylori ELISA Kit
PTH (Intact) ELISA Kit
Calcitonin ELISA Kit
Erythropoietin ELISA Kit
ACTH ELISA Kit
Midstream Pregnancy Test
EZ-HCG Rapid Pregnancy Test
EZ-LH(tm) Rapid Ovulation Test
EZ Detect(tm) Fecal Occult Blood Test (Physician's package, OTC package) Strep A Rapid Test
AWARE(tm) Breast Self-Examination Kit
Drugs-of-Abuse Rapid Tests

The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

GAP(tm) IgM H. Pylori ELISA Kit
GAP(tm) IgA H. Pylori ELISA Kit
PTH (intact) RIA Kit
Isletest(tm) GAD ELISA Kit
Isletest(tm) ICA ELISA Kit
Isletest(tm) IAA ELISA Kit
Allerquant(tm) IgG Food Allergy ELISA Kit (90-foods, 14-foods, custom kits) Candiquant(tm) IgG, IgM, and IgA ELISA Kits for Candida Albicans antibodies Candigen Candida Albicans antigen ELISA KIT
Free Alpha Subunit RIA kit
Fortel(tm) Ultra Midstream Pregnancy Test
Fortel(tm) Ovulation Test
EZ-PSA Rapid Test


     Lancer is licensed to design, manufacture, and sell orthodontic appliances and is subject to the Code of Federal Regulations, Section 21, parts 800-1299. The FDA is the governing body that assesses and issues Lancer's license to assure that it complies with these regulations. Lancer is currently licensed, and its last assessment was in November 1997. Also, Lancer is registered and licensed with the state of California's Department of Health Services. The Company believes that all Lancer products sold in the U.S. comply with FDA regulations.

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

     With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community. The international ISO 9002 and EN 46002 standards will become obsolete in December 2003. As a result, Lancer is currently in the process of updating its Quality Management System for conformance to the new ISO 9000:
2000 international quality system standards, as well as the ISO 13485 standard for medical devices. Compliance with and certification to both ISO 9000:2000 and ISO 13485 is expected in the Spring of 2003.

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

     Lancer has certain license agreements as a licensee for three products. These licenses expire at varying dates from 4/21/04 until 10/12/10. As a licensor they have licensees on the design of a nickel titanium orthodontic archwire. These licenses expire on 4/4/06. All but one of the agreements requires royalty payment on a percentage of net sales dollars sold over a specified period. One specific license specifies a royalty payment based upon the number of units sold. All of such license agreements to which Lancer currently is a party, are for fixed terms which will expire after ten years from the commencement of the agreement or upon the expiration of the underlying patents. After the expiration of the agreements of the patents, Lancer is free to use the technology that had been licensed.

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

     The Company held a license for a diagnostic test for CAG-A as of May 31, 2001. Since that time, the Company decided not to market the product. At May 31, 2002, the Company recorded an impairment expense for the unamortized balance of the license in the amount of $100,320, which was reflected in the cost of sales in the year ended May 31, 2002.

          On April 4, 1989, Lancer was granted a patent on its CounterForce design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of interline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances. On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of 17 years. Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer. Lancer has also entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales.

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

EMPLOYEES

     As of August 14, 2002, the Company and its subsidiaries employed 63 full-time employees and 2 part-time employees in the United States. The number of employees between the two companies decreased over the previous year according to the following breakdown between departments:

                                          Total
                                     2002       2001
                                     ----       ----
Administrative                        11         11
Marketing & sales                     19         22
Research & development                 1          3
Production and operations             32         37
                                      --         --
Total                                 63         73

     In addition, Lancer, through its Mexican subsidiary, employees approximately 97 people. The decrease in employees at the Lancer facility in Mexico from 129 in the prior year was due to attrition of direct labor personnel and certain management whose tasks were assumed by other personnel. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis.
We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     During fiscal 2002 the company entered into a lease of the existing facilities of approximately 21,000 square feet of space in Newport Beach, California for a four year term which expires October 31, 2005. Pursuant to the lease we pay an annual base rent of $180,000 plus all real estate taxes and insurance costs. During fiscal 2002 the Company paid a total of approximately $179,000 in rent for approximately 21,000 square feet of space. The rent shall escalate by 3% on September 1, 2003. These facilities were used for diagnostic test kit research and development, manufacturing, marketing and administration. Management believes that the rent for the facilities in Newport Beach, CA is consistent with current market values for comparable property in the area. Management believes that the lease terms are the same as could be obtained in an arm's length transaction.

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

                                                         Bid Prices
                                             ---------------------------
                                                  High             Low
                                             --------------  -----------
Quarter ended:
 May 31, 2002.............................        $0.70           $0.41
 February 28, 2002........................        $0.74           $0.45
 November 30, 2001........................        $1.13           $0.35
 August 31, 2001..........................        $0.95           $0.52
 May 31, 2001.............................        $1.25           $0.656
 February 29, 2001........................        $0.969          $0.313
 November 30, 2000........................        $1.75           $0.75
 August 31, 2000..........................        $1.875          $1.25

     As of August 21, 2002, the number of holders of record of Biomerica's common stock was approximately 1,019, excluding stock held in street name.

     On April 10, 2002, the Company filed a Form S-4 for the proposed registration of between 488,200 and 984,274 shares of Biomerica common stock. The shares were to be issued for the purchase of the assets of the subsidiary Lancer Orthodontics, Inc. Due to market conditions, both boards of directors have agreed not to proceed with the proposed purchase and Biomerica requested in July 2002 that the registration statement be withdrawn. In addition, since Biomerica was unable to remain on the Nasdaq Small Cap Market, Lancer shareholders would not have had increased liquidity. This request was filed by EDGAR on September 27, 2002. The Company has seen no affect on operations as a result of the announcement that we would not be proceeding with the purchase. Fees associated with the proposed asset purchase were approximately $57,500.
                                       14

     No dividends have been declared or paid by Biomerica. We intend to employ all available funds for development of our business and, accordingly, do not intend to pay cash dividends in the foreseeable future.

     With respect to the one-for-three reverse stock split that was approved at the last shareholders' meeting, the purpose of the reverse stock split would have been to try to meet the minimum bid price as required by Nasdaq in order to maintain listing. Therefore, the board will not effect the one-for-three reverse stock split.

     The following is information on issuances of securities during the past three fiscal years:

                      Class or Persons              Price per
Date     Title       Amount    Sold To                Share       Total

9/00     common     113,375    insiders & qualified
                               investors              $1.34      $151,438

5/01     common      34,643    qualified investors    $1.11      $38,615

4/01     common     126,075    insiders & qualified
                               investors              $0.72      $90,774

6/01     common      14,166    insiders & qualified
                               investors              $0.72      $10,200

3/02     common      17,000    insiders & qualified   $0.50      $8,500
                               investors

3/02     common       6,250    qualified investor     $0.61      $3,813

     The exemption relied upon for the issuance of the unregistered shares was that the shares were issued to accredited investors within the meaning of Securities and Exchange Commission Rule 501 of Regulation D.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------


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

     The ReadyScript subsidiary was a development-stage enterprise and Required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001. The sale of some of the ReadyScript intangible assets is being discussed with various parties, however at this time there is not purchaser for these assets. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

Fiscal 2002 Compared to Fiscal 2001

     Our consolidated net sales were $8,598,054 for fiscal 2002 compared to $8,839,252 for fiscal 2001. This represents a decrease of $241,198, or 2.7% for fiscal 2002. Of the total consolidated net sales for fiscal 2002, $6,022,331 is attributable to Lancer, and $2,575,723 to Biomerica. Lancer's sales increased by $94,728 while Biomerica showed a sales decrease of $335,926. The increase at Lancer was primarily attributable to increased sales in the Middle East and Mexico. The decrease in sales at Biomerica was due to the loss of a large customer from fiscal 2001 as compared to fiscal 2002 (approximately $113,000-however less than 10% of revenues) however, most of the rest of the loss was attributable to lower sales with respect to screening programs.

     Cost of sales in fiscal 2002 as compared to fiscal 2001 increased by $19,544 or 0.3%. Lancer's cost of sales as a percentage of sales increased from 67.4% to 69.1% in fiscal 2002 as compared to fiscal 2001. The increase was primarily attributable to increased sales to distributors and managed care facilities which have a smaller gross margin. Biomerica had an increase in cost of sales as a percentage of sales from 70.4% to 73.9% in fiscal 2002 as compared to fiscal 2001. The increase was due to the Company recording an impairment expense for the unamortized balance of a license in the amount of $100,320 which is reflected in cost of sales in the accompanying statement of operations for the year ended May 31, 2002. Both companies had decreased number of employees in the production area in fiscal 2002 as compared to fiscal 2001.

     Selling, general and administrative costs decreased in fiscal 2002 as compared to fiscal 2001 by $250,804 or 8.1%. Lancer had a decrease of $199,619 in these costs due to decreases in labor costs, travel expenses and show costs. Biomerica had a decrease in fiscal 2002 as compared to fiscal 2001 of $51,185, primarily due to lower wages and related costs. Biomerica had decreased salaries and related expenses due to fewer personnel as well as decreased commission expense due to lower commissionable sales at Biomerica. In fiscal 2002, Lancer had costs associated with financing their line of credit. Approximately $29,000 of the financing cost was for legal, document, and audit fees paid to the asset-based lender that extended a new line of credit to Lancer. Approximately $15,000 of the financing costs was related to searching for investors and obtaining an opinion on the feasibility of the acquisition by Biomerica.

     Research and development expense decreased in fiscal 2002 as compared to fiscal 2001 by $162,363 or 50.4%. Of this, Lancer had a decrease of $67,663, as a result of the transfer of personnel from product development to operations. In the prior year, Lancer had incurred research and development expenses on the amalgam product. This product was discontinued due to poor sales. The termination of this product did not impact other expenses or revenues. Biomerica had a decrease in research and development expenses of $94,700 primarily due to the lower wages and related costs due to less personnel in the research and development department.

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

     As of May 31, 2002, Biomerica had net tax operating loss carryforwards of approximately $5,171,000 and investment tax and research and development credits of approximately $62,000, which are available to offset future federal tax liabilities. These carryforwards expire at varying dates from 2002 to 2022. As of May 31, 2002, Biomerica had net operating tax loss carryforwards of approximately $1,152,000 available to offset future state income tax liabilities, which expire through 2012. As of May 31, 2002, Lancer had net operating loss carryforwards of approximately $2,037,000 and business tax credits of approximately $80,000 available to offset future Federal tax liabilities. The Lancer federal carryforwards expire through 2021. As of May 31, 2002, Lancer had net tax operating loss carryforwards of approximately $185,000 and business tax credits of approximately $24,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.

Liquidity and Capital Resources

     As of May 31, 2002, we had cash and available for sale securities of $331,809 (see Note 1 of Notes to Consolidated Financial Statements) and current working capital of $3,246,030. Of the current working capital, $2,840,291 is attributable to the Lancer subsidiary, which is restricted from distribution of any assets (except for reimbursement of expenses on behalf of Lancer or for services rendered to Biomerica as a result of Lancer's line of credit agreement. The Company's fiscal 2001 losses were substantially the result of its investment in ReadyScript, which has been reported as a discontinued operation. During 2001, cash provided by operations was $165,576. During 2002, the Company used cash flows from operations of $131,073. During fiscal 2002, cash provided by investing activities was $219,452, primarily due to the sale of stock of a subsidiary. The Company generated cash flow from financing activities of $339,662 during fiscal 2001, primarily due to two private placements and a shareholder loan at Biomerica and $228,779 during fiscal 2002 primarily due to the increase in shareholder loan.

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

     The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity Financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002 (see Notes 2 and 13). ReadyScript and Allergy Immuno Technologies, Inc. were contributors to the Company's losses. The Company has also obtained a line of credit from a shareholder/officer which it has and will continue to rely on to help fund operations. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from operations and its available credit coupled with reduced costs and anticipated sales will enable the company to fund operations for at least the next twelve months. In the long term the Company will require either additional sales or funding in order to become profitable or withstand further losses. There can be no assurances that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future.

     During fiscal 2002 Lancer management negotiated a new line of credit with GE Capital Healthcare Financial Services through October 24, 2003. The line of credit allows for borrowings up to $400,000 and is limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at May 31, 2002 was $65,669. The unused portion available under the line of credit at May 31, 2002, was approximately $229,000. Borrowings bear interest at prime plus 2.00% per annum, but not lower than 8% (8.00% at May 31, 2002). The debt covenant violations that existed at May 31, 2001 did not affect the bank line of credit that was replaced by the GE Capital Line in October 2001. There was no covenant violation at May 31, 2002.

    The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending Agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of $2,100,000, which was met, and that receivables' payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement. Lancer is restricted from distribution of any assets to Biomerica except for reimbursement of expenses on behalf of Lancer or for services rendered.

     Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years based upon a level of demand for their products approximately consistent or in excess of prior years.

     Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with Janet Moore, an officer/director who will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8% and is secured by Biomerica accounts receivable and inventory. There was $365,000 outstanding under this line of credit at May 31, 2002. The line of credit has been extended until September 12, 2003. During 2002 and 2001, the Company incurred $19,661 and $1,051, respectively, in interest expense related to the shareholder line of credit, all of which is accrued as of May 31, 2002. The unused portion available under the line of credit at May 31,2002, was approximately $135,000. As of August 29, 2002, the unused portion available was $169,900. The shareholder loan received in fiscal year 2001 was $95,000. During fiscal 2002 the Company borrowed an additional $280,000, of which $270,000 was on the line of credit and $10,000 was from Zackary Irani, another officer/director. As of May 31, 2002, $19,661 in accrued interest was due.

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

During not less than the preceding three years, AIT, a former majority-owned subsidiary of ours, had been unprofitable and, for financial statement reporting purposes, its losses were consolidated into our financial statements. In March of 2002, AIT ceased its clinical testing services. Thereafter, in late April of 2002, we entered into a transaction, pursuant to which, at the end of May of 2002, AIT transferred its remaining assets to us (valued on its financial statements at approximately $8,000), issued to us approximately 808,500 shares of its restricted common stock (valued as of the date of the transaction at approximately $19,000), and we assumed its remaining liabilities (recorded on its financial statements at approximately $27,000) (the "Asset/Liability Transaction"). The Asset/Liability Transaction was approved by our board on April 22, 2002. Approval by our stockholders was not required under Delaware corporate law. We understand that AIT's board approved the Asset/Liability Transaction in April of 2002 and that, rather than calling a formal meeting of AIT's stockholders, our consent to that transaction was deemed to constitute the approval of the holders of a majority of AIT's capital stock, as permitted by Delaware corporate law.

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

     Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; the operating and financial covenants contained in our credit line and Lancer's which could limit our operating flexibility; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

INSURANCE COVERAGE

Biomerica currently carries various insurance policies including products Liability ($2,000,000), general liability ($2,000,000), property insurance (premises-$2,294,000, personal property-$1,500,000), business income insurance ($800,000), employee benefit liability insurance ($1,000,000), commercial crime insurance ($100,000), crime insurance (pension plan) ($300,000), umbrella liability insurance ($1,000,000), workman's compensation insurance ($1,000,000), directors and officers' insurance ($2,000,000), group health, disability and life insurance. Lancer currently has coverage for personal property ($450,000), business income (($1,200,000), general liability ($2,000,000), employee benefit liability ($1,000,000), products liability ($7,000,000), auto ($1,000,000, commercial fidelity ($100,000), difference in conditions and Mexico required coverage ($2,500,000-personal property; $2,495,000-business income), workman's compensation insurance ($1,000,000); directors and officers' insurance (shared with Biomerica) ($2,000,000); group health and dental. Both Lancer's and Biomerica's workman's compensation policies cover injuries to employees as a result of accidental contamination of hazardous materials. The companies do not have a separate policy for contamination of hazardous materials.


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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has not yet determined the impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended
FASB Statement No.4, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on our financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Exhibit 99.3, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

     Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ---------------------------------------------------------------

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

  10.8           Back-end Processing Agreement by and between TheBigStore.
                 com, Inc. and Biomerica, Inc. and dated June 11, 1999 (incorporated by reference to Exhibit 10.12 filed with Form 8-K on July 7, 1999).

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

  10.29 General Assignment of Assets Agreement with Allergy Immuno Technologies, Inc.

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

                                       BIOMERICA, INC.
                                       Registrant

                                       By   /s/ Zackary S. Irani
                                            -----------------------------
                                            Zackary S. Irani, Chief Executive
                                            Officer

                                       Dated:  6/05/03
                                               -------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature and Capacity

/s/ Zackary S. Irani                                           Date: 6/05/03
------------------------------------
Zackary S. Irani
President, Director, Chief Executive
Officer

/s/ Janet Moore                                                Date: 6/05/03
------------------------------------
Janet Moore, Secretary
Director, Chief Financial Officer

/s/ Robert Orlando                                             Date: 6/05/03
------------------------------------
Robert Orlando, M.D., Ph.D.
Director

/s/ Carlos St. Aubyn Beharie                                   Date: 6/05/03
------------------------------------
Carlos St. Aubyn Beharie
Director

/s/ David Burrows                                              Date: 6/05/03
------------------------------------
David Burrows
Director

/s/ Francis R. Cano
-----------------------------------                            Date: 6/05/03
Francis R. Cano
Director

/s/ Allen Barbieri                                             Date: 6/05/03
------------------------------------
Allen Barbieri
Director, Vice President Finance

                                  Exhibit 10.27
                           STANDARD OFFICE LEASE - NET
                   AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION

1. BASIC LEASE PROVISIONS ("Basic Lease Provisions")

     1.1 PARTIES: This Lease, dated, for reference purposes only, October 1, 2001, is made by and between ILSE SULTANIAN & JSJ MANAGEMENT, (herein called "Lessor") and BIOMERICA, INC., A DELAWARE CORPORATION, doing business under the name of same (herein called "Lessee").

     1.2 PREMISES: Suite Numbers(s) A, B, D, H, I, J, K, L, M, plus, the second floor of L, M and the 2nd floor of 1527 - first building floors, consisting of approximately 21,000 square feet, more or less, as defined in paragraph 2 and as shown on Exhibit "A" hereto (the "Premises").

     1.3 BUILDING: Commonly described as being located at 1527 & 1531-1533 Monrovia Avenue in the City of Newport Beach, County of Orange, State of CA, as more particularly described in Exhibit A hereto, and as defined in paragraph 2.

     1.4 USE: general office, R & D and Laboratory, subject to paragraph 6.

     1.5 TERM: Four (4) years commencing November 1, 2001 ("Commencement Date") and ending October 31, 2005, as defined in paragraph 3.

     1.6 BASE RENT: 15,000 per month, payable on the first day of each month, per paragraph 4.1 and Paragraph 50 in the Addendum to Lease.

     1.7 BASE RENT INCREASE: On See Paragraph 50 in Addendum to Lease the monthly Base Rent payable under paragraph 1.6 above shall be adjusted as provided in paragraph 4.3 below.

     1.8 RENT PAID UPON EXECUTION: 15,000 for Not applicable.

     1.9 SECURITY DEPOSIT None

     1.10 LESSEE'S SHARE OF OPERATING EXPENSES: N/A % as defined in paragraph
4.2.

2. PREMISES, PARKING AND COMMON AREAS.

      2.1 PREMISES: The Premises are a portion of a building, herein sometimes referred to as the "Building" identified in paragraph 1.3 of the Basic Lease Provisions. "Building" shall include adjacent parking structures used in connection therewith. The Premises, the Building, the Common Areas, the land upon which the same are located, along with all other buildings and improvements thereon or thereunder, are herein collectively referred to as the "Office Building Project." Lessor hereby leases to Lessee and Lessee leases from Lessor for the term, at the rental, and upon all of the conditions set forth herein, the real property referred to the Basic Lease Provisions, paragraph 1.2, as the "Premises", including rights to the Common Areas as hereinafter specified.

      2.2 VEHICLE PARKING: So long as Lessee is not in default, and subject to the rules and regulations attached hereto, and as established by Lessor from time to time, Lessee shall be entitled to rent and use of approximately thirty (30) in common parking spaces in the Office Building Project at the monthly rate applicable from time to time for monthly parking as set by Lessor and/or its licensee.

          2.2.1 If Lessee commits, permits or allows any of the prohibited activities described in the Lease or the rules then in effect, then Lessor shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove or tow away the vehicle involved and charge the cost to Lessee, which coat shall be immediately payable upon demand by Lessor.

          2.2.2 The monthly parking rate per parking space will be $_________ per month at the commencement of the term of this Lease, and is subject to change upon five (5) days prior written notice to Lessee. Monthly parking fees shall be payable one month in advance prior to the first day of each calendar month.

     2.3 COMMON AREAS - DEFINITION. The term "Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Office Building Project that are provided and designated by the Lessor from time to time for the general non-exclusive use of Lessor, Lessee and of other lessees of the Office Building Project and their respective employees, suppliers, shippers, customers and invitees, including but not limited to common entrances, lobbies, corridors, stairways and stairwells, public restrooms, elevators, escalators, parking areas to the extent not otherwise prohibited by this Lease, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, ramps, driveways, landscaped areas and decorative walls.

      2.4 COMMON AREAS - RULES AND REGULATIONS. Lessee agrees to abide by and conform to the rules and regulations attached hereto as Exhibit B with respect to the Office Building Project and Common Areas, and to cause its employees, suppliers, shippers, customers, and invitees to so abide and conform. Lessor or such other person(s) as Lessor may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to modify, amend and enforce said rules and regulations. Lessor shall not be responsible to Lessee for the non-compliance with said rules and regulations by other lessees, their agents, employees and invitees of the Office Building Project.

     2.5 COMMON AREAS - CHANGES. Lessor shall have the right, in Lessors sole discretion, from time to time:
          (a) To make changes to the Building interior and exterior and Common Areas, including, without limitation, changes in the location, size, shape, number, and appearance thereof, including but not limited to the lobbies, windows, stairways, air shafts, elevators, escalators, restrooms, driveways, entrances, parking spaces, parking areas, loading and unloading areas, ingress, egress, direction of traffic, decorative walls, landscaped areas and walkways; provided, however, Lessor shall at all times provide the parking facilities required by applicable law;
          (b) To close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available;
          (c) To designate other land and improvements outside the boundaries of the Office Building Project to be a part of the Common Areas, provided that such other land and improvements have a reasonable and functional relationship to the Office Building Project;
          (d) To add additional buildings and improvements to the Common
Areas;
          (e) To use the Common Areas while engaged in making additional improvements, repairs or alterations to the Office Building Project, or any portion thereof;
          (f) To do and perform such other acts and make such other changes in, to or with respect to the Common Areas and Office Building Project as Lessor may, in the exercise of sound business judgment deem to be appropriate.

3. TERM

     3.1 TERM. The term and Commencement Date of this Lease shall be as specified in paragraph 1.5 of the Basic Lease Provisions.
     3.2 DELAY IN POSSESSION. Notwithstanding said Commencement Date, if for any reason Lessor cannot deliver possession of the Premises to Lessee on said date and subject to paragraph 3.2.2, Lessor shall not be subject to any liability therefore, nor shall such failure affect the validity of this Lease or the obligations of Lessee hereunder or extend the term hereof; but in such case, Lessee shall not be obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease, except as may be otherwise provided in this Lease, until possession of the Premises is tendered to Lessee, as hereinafter defined; provided, however, that if Lessor shall not have delivered possession of the Premises within sixty (60) days following said Commencement Date, as the same may be extended under the terms of a Work Letter executed by Lessor and Lessee, Lessee may, at Lessee's option, by notice in writing to Lessor within ten (10) days thereafter, cancel this Lease, in which event the parties shall be discharged from all obligations hereunder; provided, however, that, as to Lessee's obligations, Lessee first reimburses Lessor for all costs incurred for Non-Standard Improvements and, as to Lessor's obligations, Lessor shall return any money previously deposited by Lessee (less any offsets due Lessor for Non-Standard Improvements); and provided further, that if such written notice by Lessee is not received by Lessor within said ten (10) day period, Lessee's right to cancel this Lease hereunder shall terminate and be of no further force or effect.

          3.2.1 POSSESSION TENDERED - DEFINED. Possession of the Premises shall be deemed tendered to Lessee ("Tender of Possession") when (1) the improvements to be provided by Lessor under this Lease are substantially completed, (2) the Building utilities are ready for use in the Premises,
(3) Lessee has reasonable access to the Premises, and (4) ten (10) days shall have expired following advance written notice to Lessee of the occurrence of the matters described in (1), (2) and (3), above of this paragraph 3.2.1.

          3.2.2 DELEYS CAUSED BY LESSEE. There shall be no abatement of rent, and the sixty (60) day period following the Commencement Date before which Lessee's right to cancel this Lease accrues under paragraph 3.2, shall be deemed extended to the extent of any delays caused by acts or omissions of Lessee, its agents, employees and contractors.

     3.3 EARLY POSSESSION. If Lessee occupies the Premises prior to said Commencement Date, such occupancy shall be subject to all provisions of this Lease, such occupancy shall not change the termination date, and Lessee shall pay rent for such occupancy.

     3.4 UNCERTAIN COMMENCEMENT. In the event commencement of the Lease term is defined as the completion of the improvements, Lessee and Lessor shall execute an amendment to this Lease establishing the date of Tender of Possession (as defined in paragraph 3.2.1) or the actual taking of possession by Lessee, whichever first occurs, as the Commencement Date.

4. RENT.

     4.1 BASE RENT. Subject to adjustment as hereinafter provided in paragraph 4.3, and except as may be otherwise expressly provided in this Lease, Lessee shall pay to Lessor the Base Rent for the Premises set forth in paragraph 1.6 of the Basic Lease Provisions, without offset or deduction. Lessee shall pay Lessor upon execution hereof the advance Base Rent described in paragraph 1.8 of the Basic Lease Provisions. Rent for any period during the term hereof which is for less than one month shall be prorated based upon the actual number of days of the calendar month involved. Rent shall be payable in lawful money of the United States to Lessor at the address stated herein or to such other persons or at such other places as Lessor may designate in writing.

     4.2 OPERATING EXPENSES. Lessee shall pay to Lessor during the term hereof, in addition to the Base Rent, Lessee's Share, as hereinafter defined, of all Operating Expenses, as hereinafter defined, during each calendar year of the term of this Lease, in accordance with the following provisions:

           (a) "Lessee's Share" is defined, for purposes of this Lease, as the percentage set forth In paragraph 1.10 of the Basic Lease Provisions, which percentage has been determined by dividing the approximate square footage of the premises by the total approximate square footage of the rentable space contained in the Office Building Project. It is understood and agreed that the square footage figures set forth in the Basic Lease Provisions are approximations which Lessor and Lessee agree are reasonable and shall not be subject to revision except in connection with an actual change In the size of the Premises or a change In the space available for lease In the Office Building Project.

          (b) "Operating Expenses" is defined, for purposes of this Lease to include all costs, if any, incurred by Lessor in the exercise of its reasonable discretion, for:

               (i) The operation, repair, maintenance, and replacement, in neat, clean, safe, good order and condition, of the Office Building Project, including but not limited to, the following:

                    (aa) The Common Areas, including their surfaces, coverings, decorative items, carpets, drapes and window coverings, and including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, stairways, parkways, driveways, landscaped areas, striping, bumpers, irrigation systems, Common Area lighting facilities, building exteriors and roofs, fences and gates;

                    (bb) All heating, air conditioning, plumbing, electrical systems, life safety equipment, telecommunication and other equipment used in common by, or for the benefit of, lessees or occupants of the Office Building Project, including elevators and escalators, tenant directories, fire detection systems including sprinkler system maintenance and repair.

               (ii) Trash disposal, janitorial and security services;

               (iii) Any other service to be provided by Lessor that is elsewhere in this Lease stated to be an "Operating Expense";

               (iv) The cost of the premiums for the liability and property insurance policies to be maintained by Lessor under paragraph 8 hereof;

               (v) The amount of the real properly taxes to be paid by Lessor under paragraph 10.1 hereof;

               (vi) The cost of water, sewer, gas, electricity, and other publicly mandated services to the Office Building Project;

               (vii) Labor, salaries, end applicable fringe benefits and costs, materials, supplies and tools, used in maintaining and/or cleaning the Office Building Project and accounting and a management fee attributable to the operation of the Office Building Project;

               (viii) Replacing and/or adding improvements mandated by any governmental agency and any repairs or removals necessitated thereby amortized over its useful life according to Federal income tax regulations or guidelines for depreciation thereof (including interest on the unamortized balance as is then reasonable in the judgment of Lessors accountants);

               (ix) Replacements of equipment or improvements that have a useful life for depreciation purposes according to Federal Income tax guidelines of five (5) years or less, as amortized over such life.

           (c) Operating Expenses shall not include the costs of replacements of equipment or improvements that have a useful life for Federal income tax purposes in excess of five (5) years unless it is of the type described in paragraph 4.2(b)(viii), in which case their cost shall be included as above provided.

          (d) Operating Expenses shall not include any expenses paid by any lessee directly to third parties, or as to which Lessor is otherwise reimbursed by any third party, other tenant, or by insurance proceeds.

          (e) Lessee's Share of Operating Expenses shall be payable by Lessee within ten (10) days after a reasonably detailed statement of actual expenses is presented to Lessee by Lessor. At Lessors option, however, an amount may be estimated by Lessor from time to time of Lessee's Share of annual Operating Expenses and the same shall be payable monthly or quarterly, as Lessor shall designate, during each calendar year of the Lease term, on the same day as the Base Rent is due hereunder. In the event that Lessee pays Lessor's estimate of Lessee's Share of Operating Expenses as aforesaid, Lessor shall deliver to Lessee within sixty (60) days after the expiration of each calendar year a reasonably detailed statement showing Lessee's Share of the actual Operating Expenses incurred during the preceding year. If Lessee's payments under this paragraph 4.2(e) during said preceding calendar year exceed Lessee's Share as indicated on said statement, Lessee shall be entitled to credit the amount of such overpayment against Lessee's Share of Operating Expenses next falling due. If Lessee's payments under this paragraph during said preceding calendar year were less than Lessee's Share as indicated on said statement, Lessee shall pay to Lessor the amount of the deficiency within ten (10) days after delivery by Lessor to Lessee of said statement.

     4.3 RENT INCREASE. SEE PARAGRAPH 50 IN ADDENDUM TO LEASE.

          4.3.1 At the times set forth in paragraph 1.7 of the Basic Lease Provisions, the monthly Base Rent payable under paragraph 4.1 of this Lease shall be adjusted by the increase, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for All Urban Consumers, (1967 = 100), "All Items," for the city nearest the location of the Building, herein referred to as "C.P.I.," since the date of this Lease.

          4.2.2 The monthly Base Rent payable pursuant to paragraph 4.3.1 shall be calculated as follows: the Base Rent payable for the first month of the term of this Lease, as set forth in paragraph 4.1 of this Lease, shall be multiplied by a fraction the numerator of which shall be the C.P.I. of the calendar month during which the adjustment is to take effect, and the denominator of which shall be the C.P.I. for the calendar month in which the original Lease term commences. The sum so calculated shall constitute the new monthly Base Rent hereunder, but, in no event, shall such new monthly Base Rent be less than the Base Rent payable for the month immediately preceding the date for the rent adjustment.

          4.3.3 In the event the compilation and/or publication of the C.P.I. shall be transferred to any other governmental department or bureau or agency or shall be discontinued, then the index most nearly the same as the C.P.I. shall be used to make such calculations. In the event that Lessor and Lessee cannot agree on such alternative index, then the matter shall be submitted for decision to the American Arbitration Association in the county in which the Premises are located, in accordance with the then rules of said association and the decision of the arbitrators shall be binding upon the parties, notwithstanding one party failing to appear after due notice of the proceeding. The cost of said Arbitrators shall be paid equally by Lessor and Lessee.

          4.3.4 Lessee shall continue to pay the rent at the rate previously in effect until the increase, if any, is determined. Within five (5) days following the date on which the increase is determined, Lessee shall make such payment to Lessor as will bring the increased rental current, commencing with the effective date of such increase through the date of any rental installments then due. Thereafter the rental shall be paid at the increased rate.

          4.3.5 At such time as the amount of any change in the rental required by this Lease is known or determined, Lessor and Lessee shall execute an amendment to this Lease setting forth such change.

5. SECURITY DEPOSIT. Lessee shall deposit with Lessor upon execution hereof the security deposit set forth in paragraph 1.9 of the Basic Lease Provisions as security for Lessee's faithful performance of Lessee's obligations hereunder. If Lessee fails to pay rent or other charges due hereunder, or otherwise defaults with respect to any provision of this Lease, Lessor may use, apply or retain all or any portion of said deposit for the payment of any rent or other charge in default for the payment of any other sum to which Lessor may become obligated by reason of Lessee's default, or to compensate Lessor for any loss or damage which Lesser may suffer thereby. If Lessor so uses or applies all or any portion of said deposit, Lessee shall within ten
(10) days after written demand therefore deposit cash with Lessor in an amount sufficient to restore said deposit to the full amount then required of Lessee. If the monthly Base Rent shall, from time to time, increase during the term of this Lease, Lessee shall, at the time of such increase, deposit with Lessor additional money as a security deposit so that the total amount of the security deposit held by Lessor shall at all times bear the same proportion to the then current Base Rent as the initial security deposit bears to the initial Base Rent set forth in paragraph 1.6 of the Basic Lease Provisions. Lessor shall not be required to keep said security Deposit separate from its general accounts, if Lessee performs all of Lessee's obligations hereunder, said deposit, or so much thereof as has not Heretofore been applied by Lessor, shall be returned, without payment of interest or other increment for its use, to Lessee (or, at Lessors option, to the last assignee, if any, of Lessee's interest hereunder) at the expiration of the term hereof, and after Lessee has vacated the Premises.
No trust relationship is created herein between Lessor and Lessee with respect to said Security Deposit.

6. USE.

     6.1 USE. The Premises shall be used and occupied only for the purposes set forth in paragraph 1.4 of the Basic Lease Provisions or any other use which is reasonably comparable to that use and for no other purpose.

     6.2 COMPLIANCE WITH LAW.

          (a) Lessor warrants to Lessee that the Premises, in the state existing on the date that the Lease term commences, but without regard to alterations or improvements made by Lessee or the use for which Lessee will occupy the Premises, does not violate any covenants or restrictions of record, or any applicable building code, regulation or ordinance in effect on such Lease term Commencement Date. In the event it is determined that this warranty has been violated, then it shall be the obligation of the Lessor, after written notice from Lessee, to promptly, at Lessors sole cost and expense, rectify any such violation.

          (b) Except as provided in paragraph 6.2(a) Lessee shall, at Lessee's expense, promptly comply with all applicable statutes, ordinances, rules, regulations, orders, covenants end restrictions of record, and requirements of any fire insurance underwriters or rating bureaus, now in effect or which may hereafter come into effect, whether or not they reflect a change in policy from that now existing, during the term or any part of the term hereof, relating in any manner to the Premises and the occupation and use by Lessee of the Premises. Lessee shall conduct its business in a lawful manner and shall not use or permit the use of the Premises or the Common Areas in any manner that will tend to create waste or a nuisance or shall tend to disturb other occupants of the Office Building Project.

     6.3 CONDITION OF PREMISES.

          (a) Lessor shall deliver the Premises to Lessee in a clean condition on the Lease Commencement Date (unless Lessee is already in possession) and Lessor warrants to Lessee that the plumbing, lighting, air conditioning, and heating system in the Premises shall be in good operating condition. In the event that it is determined that this warranty has been violated, then it shall be the obligation of Lessor, after receipt of written notice from Lessee setting forth with specificity the nature of the violation, to promptly, at Lessor's sole cost, rectify such violation.

          (b) Except as otherwise provided in this Lease, Lessee hereby accepts the Premises and the Office Building Project in their condition existing as of the Lease Commencement Data or the date that Lessee takes possession of the Premises, whichever is earlier, subject to all applicable zoning, municipal, county and state laws, ordinances and regulations governing and regulating the use of the Premises, and any easements, covenants or restrictions of record, and accepts this Lease subject thereto and to all matters disclosed thereby and by any exhibits attached hereto. Lessee acknowledges that it has satisfied itself by its own independent investigation that the Premises are suitable for its intended use, and that neither Lessor nor Lessors agent or agents has made any representation or warranty as to the present or future suitability of the Premises, Common Areas, or Office Building Project for the conduct of Lessee's business.

7. MAINTENANCE, REPAIRS, ALTERATIONS AND COMMON AREA SERVICES.

     7.1 LESSOR'S OBLIGATIONS. Lessor shall keep the Office Building Project, including the Premises, interior and exterior walls, roof, and common areas, and the equipment whether used exclusively for the Premises or in common with other premises, in good condition and repair; provided, however, Lessor shall not be obligated to paint, repair or replace wall coverings, or to repair or replace any improvements that are not ordinarily a part of the Building or are above then Building standards, Except as provided in paragraph 9.2, there shall be no abatement of rent or liability of Lessee on account of any injury or interference with Lessee's business with respect to any improvements, alterations or repairs made by Lessor to the Office Building Project or any part thereof. Lessee expressly waives the benefits of any statute now or hereafter in effect which would otherwise afford Lessee the right to make repairs at Lessor's expense or to terminate this Lease because of Lessor's failure to keep the Premises in good order, condition and repair.

     7.2 LESSEE'S OBLIGATIONS.

          (a) Notwithstanding Lessor's obligation to keep the Premises in good condition and repair, Lessee shall be responsible for payment of the cost thereof to Lessor as additional rent for that portion of the cost of any maintenance and repair of the Premises, or any equipment (wherever located) that serves only Lessee or the Premises, to the extent such cost is attributable to causes beyond normal wear and tear. Lessee shall be responsible for the cost of painting, repairing or replacing wail coverings, and to repair or replace any Premises improvements that are not ordinarily a part of the Building or that are above then Building standards. Lessor may, at its option, upon reasonable notice, elect to have Lessee perform any particular such maintenance or repairs the cost of which is otherwise Lessee's responsibility hereunder.

          (b) On the last day of the term hereof, or on any sooner termination, Lessee shall surrender the Premises to Lessor in the same condition as received, ordinary wear and tear excepted, clean and free of debris. Any damage or deterioration of the Premises shall not be deemed ordinary wear and tear if the same could have been prevented by good maintenance practices by Lessee. Lessee shall repair any damage to the Premises occasioned by the installation or removal of Lessee's trade fixtures, alterations, furnishings and equipment. Except as otherwise stated in this Lease, Lessee shall leave the air lines, power panels, electrical distribution systems, lighting fixtures, air conditioning, window coverings, wall coverings, carpets, wall paneling, ceilings and plumbing on the Premises and in good operating condition.

     7.3 ALTERATIONS END ADDITIONS.

          (a) Lessee shall not, without Lessor's prior written consent make any alterations, improvements, additions, Utility Installations or repairs in, on or about the Premises or the Office Building Project. As used in this paragraph 7.3 the term "utility Installation" shall mean carpeting, window and wall coverings, power panels, electrical distribution systems, lighting fixtures, air conditioning, plumbing, and telephone and telecommunication wiring and equipment. At the expiration of the term, Lessor may require the removal of any or all of said alterations, improvements, additions or Utility Installations, and the restoration of the Premises and the Office Building Project to their prior condition, at Lessee's expense. Should
Lessor permit Lessee to make its own alterations, improvements, additions or Utility Installations, Lessee shall use only such contractor as has been expressly approved by Lessor, and Lessor may require Lessee to provide Lessor, at Lessee's sole cost and expense, a lien and completion bond in an amount equal to one and one-half times the estimated cost of such improvements, to insure Lessor against any liability for mechanic's and materialmen's liens and to insure completion of the work. Should Lessee make any alterations, improvements, additions or Utility Installations without the prior approval of Lessor, or use a contractor not expressly approved by Lessor, Lessor may, at any time during the term of this Lease, require that Lessee remove any part or all of the same.

          (b) Any alterations, improvements, additions or Utility Installations in or about the Premises or the Office Building Project that Lessee shall desire to make shall be presented to Lessor in written form, with proposed detailed plans. If Lessor shall give its consent to Lessee's making such alteration, improvement, addition or Utility Installation, the consent shall be deemed conditioned upon Lessee acquiring a permit to do so from the applicable governmental agencies, furnishing a copy thereof to Lessor prior to the commencement of the work, and compliance by Lessee with all conditions of said permit in a prompt and expeditious manner.

          (c) Lessee shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use in the

Premises, which claims are or may be secured by any mechanic's or materialmen's lien against the Premises, the Building or the Office Building Project, or any Interest therein.

          (d) Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work in the Premises by Lessee, and Lessor shall have the right to post notices of non-responsibility in or on the Premises or the Building as provided by law, if Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense defend itself and Lessor against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises, the Building or the Office Building Project, upon the condition that if Lessor shall require, Lessee shall furnish to Lessor a surety bond satisfactory to Lessor in an amount equal to such contested lien claim or demand indemnifying Lessor against liability for the same and holding the Premises, the Building and the Office Building Project free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's reasonable attorneys' fees and costs in participating in such action if Lessor shall decide it is to Lessors best interest so to do.

          (e) All alterations, improvements, additions and Utility installations (whether or not such Utility Installations constitute trade fixtures of Lessee), which may be made to the Premises by Lessee, including but not limited to, floor coverings, panelings, doors, drapes, built-ins, moldings, sound attenuation, and lighting and telephone or communication systems, conduit, wiring and outlets, shall be made and done in a good and workmanlike manner end of good and sufficient quality and materials and shall be the property of Lessor and remain upon and be surrendered with the Premises at the expiration of the Lease term, unless Lesser requires their removal pursuant to paragraph 7.3(a). Provided Lessee is not in default, notwithstanding the provisions of this paragraph 7.3(e), Lessee's personal property and equipment, other than that which is affixed to the Premises so that it cannot be removed without material damage to the Premises or the Building, and other than Utility Installations, shall remain the property of Lessee and may be removed by Lessee subject to the provisions of paragraph 7.2.

          (f) Lessee shall provide Lessor with as-built plans and specifications for any alterations, improvements, additions or Utility Installations.

     7.4 UTILITY ADDITIONS. Lessor reserves the right to install new or additional utility facilities throughout the Office Building Project for the benefit of Lessor or Lessee, or any other lessee of the Office Building Project, including, but net by way of limitation, such utilities as plumbing, Electrical systems, security systems, communication systems, and fire protection and detection systems, so long as such installations do not unreasonably interfere with Lessee's use of the Premises.

8. INSURANCE; INDEMNITY.

     8.1 LIABILITY INSURANCE - LESSEE. Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease a policy of Comprehensive General Liability Insurance utilizing an insurance Services Office standard form with Broad Form General Liability Endorsement (GL0404), or equivalent, in an amount of not less than $1,000,000 per occurrence of bodily injury and property damage combined or in a greater amount as reasonably determined by Lessor and shall insure Lessee with Lessor as an additional insured against liability arising out of the use, occupancy or maintenance of the Premises. Compliance with the above requirement shall not, however, limit the liability of Lessee hereunder.

     8.2 LIABILITY INSURANCE - LESSER. Lessor shall obtain and keep in force during the term of this Lease a policy of Combined Single Limit
Bodily Injury and Broad Form Property Damage insurance, plus coverage against such other risks Lessor deems advisable from time to time, insuring Lessor, but not Lessee, against liability arising out of the ownership, use, occupancy nr maintenance of the Office Building Project in an amount not less than $5,000,000.00 per occurrence. $2,000,000.00

     8.3 PROPERTY INSURANCE - LESSEE. Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease for the benefit of Lessee, replacement cost fire and extended coverage insurance, with vandalism and malicious mischief, sprinkler leakage and earthquake sprinkler leakage endorsements, in an amount sufficient to cover not less than 100% of the full replacement cost, as the same may exist from time to time, of all of Lessee's personal property, fixtures, equipment and tenant improvements.

     8.4 PROPERTY INSURANCE - LESSOR. Lessor shall obtain and keep in force during the term of this Lease a policy or policies of insurance covering loss or damage to the Office Building Project improvements, but not Lessee's personal property, fixtures, equipment or tenant improvements, in the amount of the full replacement cost thereof, as the same may exist from time to time, utilizing Insurance Services Office standard form, or equivalent, providing protection against all perils included within the classification of fire, extended coverage, vandalism, malicious mischief, plate glass, and such other perils as Lessor deems advisable or may be required by a lender having a lien on the Office Building Project. In addition, Lessor shall obtain and keep in force, during the term of this Lease, a policy of rental value insurance covering a period of one year, with loss payable to Lessor, which insurance shall also cover all Operating Expenses for said period. Lessee will not be named in any such policies carried by Lessor and shall have no right to any proceeds therefrom. The policies required by these paragraphs
8.2 and 8.4 shall contain such deductibles as Lessor or the aforesaid lender may determine. In the event that the Premises shall suffer an Insured loss as defined in paragraph 9.1 (f) hereof, the deductible amounts under the applicable insurance policies shall be deemed an Operating Expense. Lessee shall not do or permit to be done anything which shall invalidate the insurance policies carried by Lessor. Lessee shall pay the entirety of any increase in the property insurance premium for the Office Building Project over what it was immediately prior to the commencement of the term of this Lease if the increase is specified by Lessor's insurance carrier as being caused by the nature of Lessee's occupancy or any act or omission of Lessee.

     8.5 INSURANCE POLICIES. Lessee shall deliver to Lessor copies of liability insurance policies required under paragraph 8.1 or certificates evidencing the existence and amounts of such insurance within seven (7) days after the Commencement Date of this Lease. No such policy shall be cancellable or subject to reduction of coverage or other modification except after thirty (30) days prior written notice to Lessor. Lessee shall, at least thirty, (30) days prior to the expiration of such policies, furnish lessor with renewals thereof.

     8.6 WAIVER OF SUBROGATION. Lessee and Lessor each hereby release and relieve the other, and waive their entire right of recovery against the other, for direct or consequential loss or damage arising out of or incident to the perils covered by property insurance carried by such party, whether due to the negligence of Lessor or Lessee or their agents, employees, contractors and/or invitees. If necessary all property insurance policies required under this Lease shall be endorsed to so provide.

     8.7 INDEMNITY. Lessee shall indemnify and hold harmless Lessor and its agents, Lessor's master or ground lessor, partners and lenders, from and against any and all claims for damage to the person or property of anyone or any entity arising from Lessee's use of the Office Building Project, or from the conduct of Lessee's business or from any activity, work or things done, permitted or suffered by Lessee in or about the Premises or elsewhere and shall further indemnify and hold harmless Lessor from and against any and all claims, costs and expenses arising from any breach or default in the performance of any obligation on Lessee's part to be performed under the terms of this Lease, or arising from any act or omission of Lessee, or any of Lessee's agents, contractors, employees or invitees and from and against all costs, attorney's fees, expenses and liabilities incurred by Lessor as the result of any such use, conduct, activity, work, things done, permitted or suffered, breach, default or negligence, and in dealing reasonably therewith, Including but not limited to the defense or pursuit of any claim or any action or proceeding involved therein; and in case any action or proceeding be brought against Lessor by reason of any such matter, Lessee upon notice from Lessor shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim in order to be so indemnified. Lessee, as a material part of the consideration to Lessor, hereby assumes all risk of damage to property of Lessee or injury to persons, in, upon or about the Office Building Project arising from any cause and Lessee hereby waives all claims in respect thereof against Lessor.

     8.8 EXEMPTION OF LESSOR FROM LIABILITY. Lessee hereby agrees that
Lessor shall not be liable for injury to Lessee's business or any loss of Income therefrom or for loss of or damage to the goods, wares, merchandise or other property of Lessee, Lessee's employees, invitees, customers, or any other person in or about the Premises or the Office Building Project, nor shall Lessor be liable for injury to the person of Lessee, Lessee's employees, agents or contractors, whether such damage or injury is caused by or results from theft, fire, steam, electricity, gas water or rain, or from the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said damage or injury results from conditions arising upon the Premises or upon other portions of the Office Building Project, or from other sources or places, or from new construction or the repair, alteration or improvement of any part of the Office Building Project, or of the equipment, fixtures or appurtenances applicable thereto, and regardless of whether the cause of such damage or injury or the means of repairing the same is inaccessible, Lessor shall not be liable for any damages arising from any act or neglect of any other lessee, occupant or user of the Office Building Project, nor from the failure of Lessor to enforce the provisions of any other lease of any other lessee of the Office Building Project.

     8.9 NO REPRESENTATION OF ADEQUATE COVERAGE. Lessor makes no representation that the limits or forms of coverage of insurance specified in this paragraph 8 are adequate to cover Lessee's property or obligations under this Lease.

9. DAMAGE OR DESTRUCTION.

     9.1 DEFINITIONS.

          (a) "Premises Damage" shall mean if the Premises are damaged or destroyed to any extent.

          (b) "Premises Building Partial Damage" shall mean if the Building of which the Premises are a part is damaged or destroyed to the extent that the cost of repair is less than fifty percent (50%) of the then Replacement Cost of the Building.

          (c) "Premises Building Total Destruction shall mean if the Building of which the Premises are a part is damaged or destroyed to the extent that the cost of repair if fifty percent (50%) or more of the then Replacement Cost of the Building.

          (d) "Office Building Project Buildings" shall mean all of the buildings on the Office Building Project site.

           (e) "Office Building Project Buildings Total Destruction" shall mean if the Office Building Project Buildings are damaged or destroyed to the extent that the cost of repair is fifty percent (50%) or more of the then Replacement Cost of the Office Building Project Buildings.

          (f) "Insured Loss" shall mean damage or destruction which was caused by an event required to be covered by the insurance described in paragraph 8. The fact that an Insured Loss has a deductible amount shall not make the loss an uninsured loss.

          (g) "Replacement Cost" shall mean the amount of money necessary to be spent in order to repair or rebuild the damaged area to the condition that existed immediately prior to the damage occurring, excluding all improvements made by lessees, other than those installed by Lessor at Lessee's expense.

     9.2 PREMISES DAMAGE; PREMISES BUILDING PARTIAL DAMAGE.

          (a) Insured Loss: Subject to the provisions of paragraphs 9.4 and 9.5, if at any time during the term of this Lease there is damage which is an Insured Loss and which falls into the classification of either Premises Damage or Premises Building Partial Damage, then Lessor shall, as soon as reasonably possible and to the extent the required materials and labor are readily available through usual commercial channels, at Lessor's expense, repair such damage (but not Lessee's fixtures, equipment or tenant improvements originally paid for by Lessee) to its condition existing at the time of the damage, and this Lease shall continue in full force and effect.

          (b) Uninsured Loss: Subject to the provisions of paragraphs 9.4 and 9.5, if at any time during the term of this Lease there is damage which is not an Insured Loss and which falls within the classification of Premises Damage or Premises Building Partial Damage, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense), which damage prevents Lessee from making any substantial use of the Premises, Lessor may at Lessor's option either (i) repair such damage as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after the date of the occurrence of such damage of Lessor's intention to cancel and terminate this Lease as of the date of the occurrence of such damage, in which event this Lease shall terminate as of the date of the occurrence of such damage.

     9.3 PREMISES BUILDING TOTAL DESTRUCTION; OFFICE BUILDING PROJECT TOTAL DESTRUCTION. Subject to the provisions of paragraphs 9.4 and 9.5, if at any time during the term of this Lease there is damage, whether or not it is an Insured Loss, which falls into the classifications of either (i) Premises Building Total Destruction, or (ii) Office Building Project Total Destruction, then Lessor may at Lessor's option either (1) repair such damage or destruction as soon as reasonably possible at Lessor's expense (to the extent the required materials are readily available through usual commercial channels) to its condition existing at the time of the damage, but not Lessee's fixtures, equipment or tenant improvements, and this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after the date of occurrence of such damage of Lessor's intention to cancel and terminate this Lease, in which case this Lease shall terminate as of the date of the occurrence of such damage.

     9.4 DAMAGE NEAR END OF TERM.

          (a) Subject to paragraph 9.4(b), if at any time during the last twelve (12) months of the term of this Lease there is substantial damage to the Premises, Lessor may at Lessor's option cancel and terminate this Lease as of the date of occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within 30 days after the date of occurrence of such damage.

          (b) Notwithstanding paragraph 9.4(a), in the event that Lessee has an option to extend or renew this Lease, and the time within which said option may be exercised has not yet expired, Lessee shall exercise such option, if it is to be exercised at all, no later than twenty (20) days after the occurrence of an Insured Loss falling within the classification of Premises Damage during the last twelve (12) months of the term of this Lease. If Lessee duly exercises such option during said twenty (20) day period, Lessor shall, at Lessor's expense, repair such damage, but not Lessee's fixtures, equipment or tenant improvements, as soon as reasonably possible and this Lease shall continue in full force and effect. If Lessee fails to exercise such option during said twenty (20) day period, then Lessor may at Lessor's option terminate and cancel this Lease as of the expiration of said twenty (20) day period by giving written notice to Lessee of Lessor's election to do so within ten (10) days after the expiration of said twenty (20) day period, notwithstanding any term or provision in the grant of option to the contrary.

     9.5 ABATEMENT OF RENT; LESSEE'S REMEDIES.

          (a) In the event Lessor repairs or restores the Building or Premises pursuant to the provisions of this paragraph 9, and any part of the Premises are not usable (including loss of use due to loss of access or essential services), the rent payable hereunder (including Lessee's Share of Operating Expense) for the period during which such damage, repair or restoration continues shall be abated, provided (1) the damage was not the result of the negligence of Lessee, and (2) such abatement shall only be to the extent the operation and profitability of Lessee's business as operated from the Premises is adversely affected. Except for said abatement of rent, if any, Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction, repair or restoration.

          (b) If Lessor shall be obligated to repair or restore the Premises or the Building under the provisions of this Paragraph 9 and shall not commence such repair or restoration within ninety (90) days after such occurrence, or if Lessor shall not complete the restoration and repair within six (6) months after such occurrence, Lessee may at Lessee's option cancel and terminate this Lease by giving Lessor written notice of Lessee's election to do so at any time prior to the commencement or completion, respectively, of such repair or restoration. In such event this Lease shall terminate as of the date of such notice.

          (c) Lessee agrees to cooperate with Lessor in connection with any such restoration and repair, including but not limited to the approval and/or execution of plans and specifications required.

     9.6 TERMINATION - ADVANCE PAYMENTS. Upon termination of this Lease pursuant to this paragraph 9, an equitable adjustment shall be made concerning advance rent and any advance payments made by Lessee to Lessor. Lessor shall, in addition, return to Lessee so much of Lessee's security deposit as has not theretofore been applied by Lessor.

     9.7 WAIVER. Lessor and Lessee waive the provisions of any statute which relate to termination of leases when leased property is destroyed and agree that such event shall be governed by the terms of this Lease.

10. REAL PROPERTY TAXES.

     10.1 PAYMENT OF TAXES. Lessor shall pay the real property tax, as defined in paragraph 10.3, applicable to the Office Building Project subject to reimbursement by Lessee of Lessee's Share of such taxes in accordance with the provisions of paragraph 4.2, except as otherwise provided in paragraph 10.2.

     10.2 ADDITIONAL IMPROVEMENTS. Lessee shall not be responsible for paying any increase in real property tax specified in the tax assessor's records and work sheets as being caused by additional improvements placed upon the Office Building Project by other lessees or by Lessor for the exclusive enjoyment of any other lessee. Lessee shall, however, pay to Lessor at the time that Operating Expenses are payable under paragraph 4.2(c) the entirety of any increase in real property tax if assessed solely by reason of additional improvements placed upon the Premises by Lessee or at Lessee's request.

     10.3 DEFINITION OF "REAL PROPERTY TAX". As used herein, the term "real property tax" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed on the Office Building Project or any portion thereof by any authority having the direct or indirect power to tax, including any city, county, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, as against any legal or equitable interest of Lessor in the Office Building Project or in any portion thereof, as against Lessor's right to rent or other income therefrom, and as against Lessor's business of leasing the Office Building Project. The term "real property tax" shall also include any tax, fee, levy, assessment or charge (i) in substitution of, partially or totally, any tax, fee, levy, assessment or charge hereinabove included within the definition of "real property tax", or (ii) the nature of which was hereinbefore included within the definition of "real property tax", or (iii) which is imposed for a service or right not charged prior to June 1, 1978 or, if previously charged, has been increased since June 1, 1978, or (iv) which is imposed as a result of a change in ownership, as defined by applicable local statutes for property tax purposes, of the Office Building Project or which is added to a tax or charge herein before included within the definition of real property tax by reason of such change of ownership, or
(v) which is imposed by reason of this transaction, any modifications or changes hereto, or any transfers hereof.

     10.4 JOINT ASSESSMENT. If the improvements or property, the taxes for which are to be paid separately by Lessee under paragraph 10.2 or 10.5 are not separately assessed, Lessee's portion of that tax shall be equitably determined by Lessor from the respective valuations assigned in the assessors work sheets or such other information (which may include the cost of construction) as may be reasonably available. Lessors reasonable determination thereof, in good faith, shall be conclusive.

     10.5 PERSONAL PROPERTY TAXES.

          (a) Lessee shall pay prior to delinquency all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all other personal property of Lessee contained in the Premises or elsewhere.

          (b) If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay to Lessor the taxes attributable to Lessee within ten (10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property.

11. UTILITIES.

     11.1 SERVICES PROVIDED BY LESSER. Lessor shall provide heating, ventilation, air conditioning, and janitorial service as reasonably required, reasonable amounts of electricity for normal lighting and office machines, water for reasonable and normal drinking and lavatory use, and replacement light bulbs and/or fluorescent tubes and ballasts for standard overhead fixtures.

     11.2 SERVICES EXCLUSIVE TO LESSEE. Lessee shall play for all water, gas, heat, light, power, telephone and other utilities and services specially or exclusively supplied and/or metered exclusively to the Premises or to Lessee, together with any taxes thereon. If any such services are not separately metered to the Premises, Lessee shall pay at Lessors option, either Lessee's Share or a reasonable proportion to be determined by Lessor of all charges jointly metered with other premises in the Building.

     11.3 HOURS OF SERVICE. Said services and utilities shall be provided during generally accepted business days and hours or such other days or hours as may hereafter be set forth. Utilities and services required at other times shall be subject to advance request and reimbursement by Lessee to Lessor of the cost thereof.

     11.4 EXCESS USAGE BY LESSEE. Lessee shall not make connection to the utilities except by or through existing outlets and shall not install or use machinery or equipment in or about the Premises that uses excess water, lighting or power, or suffer or permit any act that causes extra burden upon the utilities or services, including but not limited to security services, over standard office usage for the Office Building Project. Lesser shall require Lessee to reimburse Lessor for any excess expenses or costs that may arise out of a breath of this subparagraph by Lessee. Lessor may, in its sole discretion, install at Lessee's expense supplemental equipment and/or separate metering applicable to Lessee's excess usage or loading.

     11.5 INTERRUPTIONS. There shah be no abatement of rent and Lessor shall not be liable in any respect whatsoever for the inadequacy, stoppage, interruption or discontinuance of any utility or service due to riot, strike, labor dispute, breakdown, accident, repair or other cause beyond Lessor's reasonable control or in cooperation with governmental request or directions.

12. ASSIGNMENT AND SUBLETTING.

     12.1 LESSORS CONSENT REQUIRED. Lessee shall not voluntarily or by operation of law assign, transfer, mortgage, sublet, or otherwise transfer or encumber all or any part of Lessee's interest in the Lease or in the Premises, without Lessor's prior written consent, which Lessor shall not unreasonably withhold. Lessor shall respond to Lessee's request for consent hereunder in a timely manner and any attempted assignment, transfer, mortgage, encumbrance or subletting without such consent shall be void, and shall constitute a material default and breach of this Lease without the need for notice to Lessee under paragraph 13.1. "Transfer" within the meaning of this paragraph 12 shall include the transfer or transfers aggregating:
(a) If Lessee is a corporation, more than twenty-five percent (25%) of the voting stock of such corporation, or (b) if Lessee is a partnership, more than twenty-five percent (25%) of the profit and loss participation in such partnership.

     12.2 LESSEE AFFILIATE. Notwithstanding the provisions of paragraph 12.1 hereof, Lessee may assign or sublet the Premises, or any portion thereof, without Lessors consent, to any corporation which controls, is controlled by or is under common control with Lessee, or to any corporation resulting from the merger or consolidation with Lessee, or to any person or entity which acquires all the assets of Lessee as a going concern of the business that is being conducted on the Premises, all of which are referred to as "Lessee Affiliate"; provided that before such assignment shall be effective, (a) said assignee shall assume, in full, the obligations of Lessee under this Lease, and (b) Lessor shall be given written notice of such assignment and assumption. Any such assignment shall not, in any way, affect or limit the liability of Lessee under the terms of this Lease even if after such assignment or subletting the terms of this Lease are materially changed or altered without the consent of Lessee, the consent of whom shall not be necessary.

     12.3 TERMS AND CONDITIONS APPLICABLE TO ASSIGNMENT AND SUBLETTING.

          (a) Regardless of Lessors consent, no assignment or subletting shall release Lessee of Lessee's obligations hereunder or alter the primary liability of Lessee to pay the rent and other sums due Lessor hereunder including Lessee's Share of Operating Expenses, and to perform all other obligations to be performed by Lessee hereunder.

          (b) Lessor may accept rent from any person other than Lessee pending approval or disapproval of such assignment.

          (c) Neither a delay in the approval or disapproval of such assignment or subletting, nor the acceptance of rent, shall constitute a waiver or estoppel of Lessors right to exercise its remedies for the breach of any of the terms or conditions of this paragraph 12 or this Lease.

          (d) If Lessee's obligations under this Lease have been guaranteed by third parties, then an assignment or sublease, and Lessors consent thereto, shall not be effective unless said guarantors give their written consent to such sublease and the terms thereof.

          (e) The consent by Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment or subletting by the sublessee. However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable on the Lease or sublease and without obtaining their consent and such action shall not relieve such persons from liability under this Lease or said sublease; provided, however, such persons shall not be responsible to the extent any such amendment or modification enlarges or increases the obligations of the Lessee or sublessee under this Lease or such sublease.

          (f) In the event of any default under this Lease, Lessor may proceed directly against Lessee, any guarantors or anyone else responsible for the performance of this Lease, including the sublessee, without first exhausting Lessors remedies against any other person or entity responsible therefore to Lessor, or any security held by Lessor or Lessee.

          (g) Lessors written consent to any assignment or subletting of the Premises by Lessee shall not constitute an acknowledgment that no default then exists under this Lease of the obligations to be performed by Lessee nor shall such consent be deemed a waiver of any then existing default, except as may be otherwise stated by Lessor at the time.

          (h) The discovery of the fact that any financial statement relied upon by Lessor in giving its consent to an assignment or subletting was materially false shall, at Lessors election, render Lessors said consent null and void.

     12.4 ADDITIONAL TERMS AND CONDITIONS APPLICABLE TO SUBLETTING. Regardless of Lessors consent, the following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:

          (a) Lessee hereby assigns and transfers to Lessor all of Lessee's interest in all rentals and income arising from sublease heretofore or hereafter made by Lessee, and Lessor may collect such rent and income and apply same toward Lessee's obligations under this Lease; provided, however, that until a default shall occur in the performance of Lessee's obligations under this Lease, Lessee may receive, collect and enjoy the rents accruing under such sublease. Lessor shall not, be reason of this or any other assignment of such sublease to Lessor nor by reason of the collection of the rents from a sublessee, be deemed liable to the sublessee for any failure of Lessee to perform and comply with any of Lessee's obligations to such sublessee under such sublease. Lessee hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a default exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the rents due and to become due under the sublease. Lessee agrees that such sublessee shall have the right torely upon any such statement and request from Lessor, and that such sublessee shall pay such rents to Lessor without any obligation or right to inquire as to whether such default exists and notwithstanding any notice from or claim from Lessee to the contrary, Lessee shall have no right or claim against said sublessee or Lessor for any such rents so paid by said sublessee to Lessor.

          (b) No sublease entered into by Lessee shall be effective unless and until it has been approved in writing by Lessor. In entering into any sublease, Lessee shall use only such form of sublease as is satisfactory to Lessor, and once approved by Lessor, such sublease shall not be changed or modified without Lessor's prior written consent. Any sublessee shall, by reason of entering into a sublease under this Lease, be deemed, for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every obligation herein to be performed by Lessee other than such obligations as are contrary to or inconsistent with provisions contained in a sublease to which Lessor has expressly consented in writing.

          (c) In the event Lessee shall default in the performance of its obligations under this Lease, Lessor, at its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of Lessee under such sublease from the time of the exercise of said option to the termination of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to Lessee or for any other prior defaults of Lessee under such sublease.

          (d) No sublessee shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.

          (e) With respect to any subletting to which Lessor has consented, Lessor agrees to deliver a copy of any notice of default by Lessee to the sublessee. Such sublessee shall have the right to cure a default of Lessee within three (3) days after service of said notice of default upon such sublessee, and the sublessee shall have a right of reimbursement and offset from and against Lessee for any such defaults cured by the sublessee.

     12.5 LESSOR'S EXPENSES. In the event Lessee shall assign or sublet the Premises or request the consent of Lessor to any assignment or subletting or if Lessee shall request the consent of Lessor for any act Lessee proposes to do then Lessee shall pay Lessor's reasonable costs and expenses incurred in connection therewith, including attorneys', architects', engineers' or other consultants' fees.

     12.6 CONDITIONS TO CONSENT. Lessor reserves the right to condition any approval to assign or sublet upon Lessors determination that (a) the proposed assignee or sublessee shall conduct a business on the Premise of a quality substantially equal to that of Lessee and consistent with the general character of the other occupants of the Office Building Project and not in violation of any exclusives or rights then held by other tenants, and
(b) the proposed assignee or sublessee be at least as financially responsible as Lessee was expected to be at the time of the execution of this Lease or of such assignment or subletting, whichever is greater.

13. DEFAULT; REMEDIES.

     13.1 DEFAULT. The occurrence of any one or more of the following events shall constitute a material default of this Lease by Lessee:

          (a) The vacation or abandonment of the Premises by Lessee. Vacation of the Premises shall include the failure to occupy the Premises for a continuous period of sixty (60) days or more, whether or not the rent is paid.

          (b) The breach by Lessee of any of the covenants, conditions or provisions of paragraphs 7.3(a), (b) or (d) (alterations), 12.1 (assignment or subletting), 13.1(a) (vacation or abandonment), 13.1(e) (insolvency), 13.1(f) (false statement), 16(a)(estoppel certificate), 30(b) (subordination), 33 (auctions), or 41.1 (easements), all of which are hereby deemed to be material, non-curable defaults without the necessity of any notice by Lessor to Lessee thereof.

          (c) The failure by Lessee to make any payment of rent or any other payment required to be made by Lessee hereunder, as and when due, where such failure shall continue for a period of three (3) days after written notice thereof from Lessor to Lessee. In the event that Lessor serves Lessee with a Notice to Pay Rent or Quit pursuant to applicable Unlawful Detainer statutes such Notice to Pay Rent or Quit shall also constitute the notice required by this subparagraph.

          (d) The failure by Lessee to observe or perform any of the covenants, conditions or provisions of this Lease to be observed or performed by Lessee other than those referenced in subparagraphs (b) and (c), above, where such failure shall continue for a period of thirty (30) days after written notice thereof from Lessor to Lessee; provided, however, that if the nature of Lessee's noncompliance is such that more than thirty (30) days are reasonably required for its cure, then Lessee shall not be deemed to be in default if Lessee commenced such cure within said thirty (30) day period and thereafter diligently pursues such cure to completion. To the extent permitted by law, such thirty (30) day notice shall constitute the sole and exclusive notice required to be given to Lessee under applicable Unlawful Detainer statutes.

          (e)(i) The making by Lessee of any general arrangement or general assignment for the benefit of creditors; (ii) Lessee becoming a "debtor" as defined in 11 U.S.C. ss. 101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within sixty (60) days; (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where possession is not restored to Lessee within thirty (30) days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days. In the event that any provision of this paragraph 13.1(e) is contrary to any applicable law, such provision shall be of no force or effect.

          (f) The discovery by Lessor that any financial statement given to Lessor by Lessee, or its successor in interest or by any guarantor of Lessee's obligation hereunder, was materially false.

     13.2 REMEDIES. In the event of any material default or breach of this Lease by Lessee, Lessor may at any time thereafter, with or without notice or demand and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such default:

          (a) Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee all damages incurred by Lessor by reason of Lessee's default including, but not limited to, the cost of recovering possession of the Premises; expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and any real estate commission actually paid; the worth at the time of award by the court having jurisdiction thereof the amount by which the unpaid rent for the balance of the term after the time of such award exceeds the amount of such rental loss for the same period that Lessee proves could be reasonably avoided; that portion of the leasing commission paid by Lessor pursuant to paragraph 15 applicable to the unexpired term of this Lease.

          (b) Maintain Lessee's right to possession in which case this Lease shall continue in effect whether or not Lessee shall have vacated or abandoned the Premises. In such event Lessor shall be entitled to enforce all of Lessor's rights and remedies under this Lease, including the right to recover the rent as it becomes due hereunder.

          (c) Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located. Unpaid installments of rent and other unpaid monetary obligations of Lessee under the terms of this Lease shall bear interest from the date due at the maximum rate then allowable by law.

     13.3 DEFAULT BY LESSOR. Lessor shall not be in default unless Lessor fails to perform obligations required of Lessor within a reasonable time, but in no event later than thirty (30) days after written notice by Lessee to Lessor and to the holder of any first mortgage or deed of trust covering the Premises whose name and address shall have theretofore been furnished to Lessee in writing, specifying wherein Lessor has failed to perform such obligation; provided, however, that if the nature of Lessors obligation is such that more than thirty (30) days are required for performance than Lessor shall not be in default if Lessor commences performance within such 30-day period and thereafter diligently pursues the same to completion.

     13.4 LATE CHARGES. Lessee hereby acknowledges that late payment by Lessee to Lessor of Base Rent, Lessee's Share of Operating Expenses or other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing end accounting charges, and late charges which may be imposed on Lessor by the terms of any mortgage or trust deed covering the Office Building Project. Accordingly, if any installment of Base Rent, Operating Expenses, or any other sum due from Lessee shall not be received by Lessor or Lessees designee within ten (10) days after such amount shall be due, then without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to 3% of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's default with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder.

14. CONDEMNATION. If the Premises or any portion thereof or the Office Building project are taken under the power of eminent domain, or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs; provided that if so much of the Premises or the Office Building Project are taken by such condemnation as would substantially and adversely affect the operation and profitability of Lessee's business conducted from the Premises, Lessee shall have the option, to be exercised only in writing within thirty (30) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within thirty (30) days after the condemning authority shall have taken possession), to terminate this Lease as of the date the condemning authority takes such possession.
If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the rent and Lessee's Share of Operating Expenses shall be reduced in the proportion that the floor area of the premises taken bears to the total floor area of the Premises. Common
Areas taken shall be excluded from the Common Areas usable by Lessee and no reduction of rent shall occur with respect thereto or by reason thereof. Lessor shall have the option in its sole discretion to terminate this Lease as of the taking of possession by the condemning authority, by giving written notice to Lessee of such election within thirty (30) days after receipt of notice of a taking by condemnation of any part of the Premises or the Office Building Project. Any award for the taking of all or any part of the Premises or the Office Building Project under the power of eminent domain or any payment made under threat of the exercise of such power hall be the property of

Lessor, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Lessee shall be entitled to any separate award for loss of the damage to Lessee's trade fixtures, removable personal property and unamortized tenant improvements that have been paid for by Lessee. For that purpose the cost of such improvements shall be amortized over the original term of this Lease excluding any options. In the event that this lease is not terminated by reason of such condemnation, Lessor shall to the extent of severance damages received by Lessor in connection with such condemnation, repair any damage to the Premises caused by such condemnation except to the extent that Lessee has been reimbursed therefore by the condemning authority. Lessee shall pay any amount in excess of such severance damages required to complete such repair.

15. BROKER'S FEE.

     (a) The brokers involved in this transaction are NOT applicable as "listing broker" and Not applicable as "cooperating broker", licensed real estate broker(s). A "cooperating broker" is defined as any broker other than the listing broker entitled to a share of any commission arising under this Lease. Upon execution of this Lease by both parties, Lessor shall pay to said brokers jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth in a separate agreement between Lessor and said broker(s), or in the event there is no separate agreement between Lessor and said broker(s), the sum of $Not applicable, for brokerage services rendered by said broker(s) to Lessor in this transaction.

     (b) Lessor further agrees that (i) if Lessee exercises any Option, as defined in paragraph 39.1 of this Lease, which is granted to Lessee under this Lease, or any subsequently granted option which is substantially similar to an Option granted to Lessee under this Lease, or (ii) if Lessee acquires any rights to the Premises or other premises described in this Lease which are substantially similar to what Lessee would have acquired had an Option herein granted to Lessee been exercised, or (iii) if Lessee remains in possession of the Premises after the expiration of the term of this Lease after having failed to exercise an Option, or (iv) if said broker(s) are the procuring cause of any other lease or sale entered into between the parties pertaining to the Premises and/or any adjacent property in which Lessor has an interest, or (v) if the Base Rent is increased, whether by agreement or operation of an escalation clause contained herein, then as to any of said transactions or rent increases, Lessor shall pay said broker(s) a fee in accordance with the schedule of said broker(s) in effect at the time of execution of this Lease. Said fee shall be paid at the time of such increased rental is determined.

     (c) Lessor agrees to pay said fee not only on behalf of Lessor but also on behalf of any person, corporation, association, or other entity having an ownership interest in said real property or any part thereof, when such fee is due hereunder. Any transferee of Lessor's interest in this Lease, whether such transfer is by agreement or by operation of law, shall be deemed to have assumed Lessors obligation under this paragraph 15. Each listing and cooperating broker shall be a third party beneficiary of the provisions of this paragraph 15 to the extent of their interest in any commission arising under this Lease and may enforce that right directly against Lessor; provided, however, that all brokers having a right to any part of such total commission shall be a necessary party to any suit with respect thereto.

     (d) Lessee and Lessor each represent and warrant to the other that neither has had any dealings with any person, firm, broker or finder (other than the persons(s), if any, whose names are set forth in paragraph 15(a), above) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and no other broker or other person, firm or entity is entitled to any commission or finders fee in connection with said transaction and Lessee and Lessor do each hereby indemnify and hold the other harmless from and against any costs, expenses, attorneys' fees or liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying party.

16. ESTOPPEL CERTIFICATE.

     (a) Each party (as "responding party") shall at any time upon not less than ten (10) days' prior written notice from the other party ("requesting party") execute, acknowledge and deliver to the requesting party a statement in writing (i) certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this Lease, as so modified, is in full force and effect) and the date to which the rent and other charges are paid in advance, if any, and (ii) acknowledging that there are not, to the responding party's knowledge, any uncured defaults on the part of the requesting party, or specifying such defaults if any are claimed. Any such statement may be conclusively relied upon by any prospective purchaser or encumbrancer of the Office Building Project or of the business of Lessee.

     (b) At the requesting party's option, the failure to deliver such statement within such time shall be a material default of this Lease by the party who is to respond, without any further notice to such party, or it shall be conclusive upon such party that (i) this Lease is in full force and affect, without modification except as may be represented by the requesting party, (ii) there are no uncured defaults in the requesting party's performance, and (iii) if Lessor is the requesting party, not more than one month's rent has been paid in advance.

     (c) if Lessor desires to finance, refinance, or sell the Office Building Project, or any part thereof, Lessee hereby agrees to deliver to any lender or purchaser designated by Lessor such financial statements of Lessee as may be reasonably required by such lender or purchaser. Such statements shall include the past three (3) years' financial statements of Lessee. All such financial statements shall be received by Lessor and such lender or purchaser in confidence and shall be used only for the purposes herein set forth.

17. LESSER'S LIABILITY. The term "Lessor" as used herein shall mean only the owner or owners, at the time in question, of the fee title or a lessee's interest in a ground lease of the Office Building Project, and except as expressly provided in paragraph 15, in the event of any transfer of such title or interest, Lessor herein named (and in case of any subsequent transfers then the grantor) shall be relieved from and after the date of such transfer of all liability as respects Lessors obligations thereafter to be performed, provided that any funds in the hands of Lessor or the then grantor at the time of such transfer, in which Lessee has an interest, shall be delivered to the grantee. The obligations contained in this Lease to be performed by Lessor shall, subject as aforesaid, be binding on Lessors successors and assigns, only during their respective periods of ownership.

18. SEVERABILITY. The invalidity of any provision of this Lease as determined by a court of competent jurisdiction shall in no way affect the validity of any other provision hereof.

19. INTEREST ON PAST-DUE OBLIGATIONS. Except as expressly herein provided, any amount due to Lessor not paid when due shall bear interest at the 8% APR which shall commence after sixty (60) days from the due date. Payment of such interest shall not excuse or cure any default by Lessee under this Lease; provided, however, that Interest shall not be payable on late charges incurred by Lessee nor on any amounts upon which late charges are paid by Lessee.

20. TIME OF ESSENCE. Time is of the essence with respect to the obligations to be performed under this Lease.

21. ADDITIONAL RENT. All monetary obligations of Lessee to Lessor under the terms of this Lease, including but not limited to Lessee's Share of Operating Expenses and any other expenses payable by Lessee hereunder shall be deemed to be rent.

22. INCORPORATION OF PRIOR AGREEMENTS; AMENDMENTS. This Lease contains all agreements of the parties with respect to any matter mention herein. No prior or contemporaneous agreement or understanding pertaining to any such matter shall be effective. This Lease may be modified in writing only, signed by the parties in interest at the time of the modification. Except as otherwise stated in this Lease, Lessee hereby acknowledges that neither the real estate broker listed in paragraph 15 hereof nor any cooperating broker on this transaction nor the Lessor or any employee or agents of any of said persons has made any oral or written warranties or representations to Lessee relative to the condition or use by Lessee of the Premises or the Office Building Project and Lessee acknowledges that Lessee assumes all responsibility regarding the Occupational Safety Health Act, the legal use and adaptability of the Premises and the compliance thereof with all applicable laws and regulations in effect during the term of this Lease.

23. NOTICES. Any notice required or permitted to be given hereunder shall be in writing and may be given by personal delivery or by certified or registered mail, and shall be deemed sufficiently given if delivered or addressed to Lessee or to Lessor at the address noted below or adjacent to the signature of the respective parties, as the case may be. Mailed notices shall be deemed given upon actual receipt at the address required, or forty-eight hours following deposit in the mall, postage prepaid, whichever first occurs. Either party may by notice to the other specify a different address for notice purposes except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for notice purposes. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by notice to Lessee.

24. WAIVERS. No waiver by Lessor of any provision hereof shall be deemed a waiver of any other provision hereof or of any subsequent breach by Lessee of the same or any other provision. Lessors consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Lessor's consent to or approval of any subsequent act by Lessee. The acceptance of rent hereunder by Lessor shall not be a waiver of any preceding breach by Lessee of any provision hereof, other than the failure of Lessee to pay the particular rent so accepted, regardless of Lessor's knowledge of such preceding breach at the time of acceptance of such rent.

25. RECORDING. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a "short form" memorandum of this Lease for recording purposes.

26. HOLDING OVER. If Lessee, with Lessor's consent, remains in possession of the Premises or any part thereof after the expiration of the term hereof, such occupancy shall be a tenancy from month to month upon all the provisions of this Lease pertaining to the obligations of Lessee, except that the rent payable shall be two hundred percent (200%) of the rent payable immediately lately preceding the termination date of this Lease, and all Options, if any, granted under the terms of this Lease shall be deemed terminated and be of no further effect during said month to month tenancy.

27. CUMULATIVE REMEDIES. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

28. COVENANTS END CONDITIONS. Each provision of this Lease performable by Lessee shall be deemed both a covenant and a condition.

29. BINDING EFFECT; CHOICE OF LAW. Subject to any provisions hereof restricting assignment or subletting by Lessee and subject to the provisions of paragraph 17, this Lease shall bind the parties, their personal representatives, successors and assigns. This Lease shall be governed by the laws of the State where the Office Building Project is located and any litigation concerning this Lease between the parties hereto shall be initiated in the county in which the Office Building Project is located.

30. SUBORDINATION.

     (a) This Lease, and any Option or right of first refusal granted hereby, at Lessors option, shall be subordinate to any ground lease, mortgage, deed of trust, or any other hypothecation or security now or hereafter placed upon the Office Building Project and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof. Notwithstanding such subordination, Lessee's right to quiet possession of the Premises shall not be disturbed if Lessee is not in default and so long as Lessee shall pay the rent and observe and perform all of the provisions of this Lease, unless this Lease is otherwise terminated pursuant to its terms. If any mortgagee, trustee or ground lessor shall elect to have this Lease and any Options granted hereby prior to the lien of its mortgage, deed of trust or ground lease, and shall give written notice thereof to Lessee, this Lease and such Options shall be deemed prior to such mortgage, deed of trust or ground lease, whether this Lease or such Options are dated prior or subsequent to the date of said mortgage, deed of trust or ground lease or the date of recording thereof.

     (b) Lessee agrees to execute any documents required to effectuate an attornment, a subordination, or to make this Lease or any Option granted herein prior to the lien of any mortgage, deed of trust or ground lease, as the case may be. Lessee's failure to execute such documents within ten
(10) days after written demand shall constitute a material default by Lessee hereunder without further notice to Lessee or, at Lessor's option, Lessor shall execute such documents on behalf of Lessee as Lessee's attorney-in-fact Lessee does hereby make, constitute and irrevocably appoint Lessor as Lessee's attorney-in-fact and in Lessee's name, place and stead, to execute such documents in accordance with this paragraph 30(b).

31. ATTORNEYS' FEES.

     31.1 If either party or the broker(s) named herein bring an action to enforce the terms hereof or declare rights hereunder, the prevailing party in any such action, trial, or appeal thereon, shall be entitled to his reasonable attorneys' fees to be paid by the losing party as fixed by the court in the same or separate suit, and whether or not such action is pursued to decision or judgment. The provision of this paragraph shall inure to the benefit of the broker named herein who seeks to enforce a right hereunder.

     31.2 The attorneys' fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred in good faith.

     31.3 Lessor shall be entitled to reasonable attorneys' fees and all other costs and expenses incurred in the preparation and service of notices of default and consultations in connection therewith, whether or not a legal action is subsequently commenced in connection with such default.

32. LESSORS ACCESS.

     32.1 Lessor and Lessors agents shall have the right to enter the Premises at reasonable times for the purposes of inspecting the same, performing any services required of Lessor, showing the same to prospective purchasers, lenders, or lessees, taking such safety measures, erecting such scaffolding or other necessary structures, making such alterations, repairs, improvements or additions to the Premises or to the Office Building Project as Lessor may reasonably deem necessary or desirable and the erecting, using and maintaining of utilities, services, pipes and conduits through the Premises and/or other premises as long as there is no material adverse effect to Lessee's use of the Premises. Lessor may at any time place on or about the Premises or the Building any ordinary "For Sale" signs and Lessor may at any time during the last 120 days of the term hereof place on or about the Premises any ordinary "For Lease" signs.

     32.2 All activities of Lessor pursuant to this paragraph shall be without abatement of rent, nor shall Lessor have any liability to Lessee for the same.

     32.3 Lessor shall have the right to retain keys to the Premises and to unlock all doors in or upon the Premises other than to files, vaults and safes, and in the case of emergency to enter the Premises by any reasonably appropriate means, and any such entry shall not be deemed a forcible or unlawful entry or detainer of the Premises or an eviction. Lessee waives any charges for damages or injuries or interference with Lessee's property or business in connection therewith.

33. AUCTIONS. Lessee shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises or the Common Areas without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent. The holding of any auction on the Premises or Common Areas in violation of this paragraph shall constitute a material default of this Lease.

34. SIGNS. Lessee shall not place any sign upon the Premises or the Office Building Project without Lessor's prior written consent. Under no circumstances shall Lessee place a sign on any roof of the Office Building Project.

35. MERGER. The voluntary or other surrender of this Lease by Lessee, or a mutual cancellation thereof, or a termination by Lessor, shall not work a merger, and shall, at the option of Lessor, terminate all or any existing subtenancies or may, at the option of Lessor, operate as an assignment to Lessor of any or all of such subtenancies.

36. CONSENTS. Except for paragraphs 33 (auctions) and 34 (signs) hereof, wherever in this Lease the consent of one party is required to an act of the other party such consent shall not be unreasonably withheld or delayed.

37. GUARANTOR. In the event that there is a guarantor of this Lease, said guarantor shall have the same obligations as Lessee under this Lease.

38. QUIET POSSESSION. Upon Lessee paying the rent for the Premises and observing and performing all of the covenants, conditions and provisions on Lessee's part to be observed and performed hereunder, Lessee shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions of this Lease. The individuals executing this Lease on behalf of Lessor represent and warrant to Lessee that they are fully authorized and legally capable of executing this Lease on behalf of Lessor and that such execution is binding upon all parties holding an ownership interest in the Office Building Project.

39.  OPTIONS. NOT APPLICABLE

     39.1 DEFINITION. As used in this paragraph the word "Option" has the following meaning: (1) the right or option to extend the term of this Lease or to renew this Lease or to extend or renew any lease that Lessee has on other property of Lessor; (2) the option or right of first refusal to lease the Premises or the right of first offer to lease the Premises or the right of first refusal to lease other space within the Office Building Project or other property of Lessor or the right of first offer to lease other space within the Office Building Project or other property of Lessor, (3) the right or option to purchase the Premises or the Office Building Project, or the right of first refusal to purchase the Premises or the Office Building Project or the right of first offer to purchase the Premises or the Office Building Project, or the right or option to purchase other property of Lessor, or the right of first refusal to purchase other property of Lessor or the right of first offer to purchase other property of Lessor.

     39.2 OPTIONS PERSONAL. Each Option granted to Lessee in this Lease is personal to the original Lessee and may be exercised only by the original Lessee while occupying the Premises who does so without the intent of thereafter assigning this Lease or subletting the Premises or any portion thereof, and may not be exercised or be assigned, voluntarily or involuntarily, by or to any person or entity other than Lessee; provided, however, that an Option may be exercised by or assigned to any Lessee Affiliate as defined in paragraph 12.2 of this Lease. The Options, if any, herein granted to Lessee are not assignable separate and apart from this Lease, nor may any Option be separated from this Lease in any manner, either by reservation or otherwise.

     39.3 MUITIPLE OPTIONS. in the event that Lessee has any multiple options to extend or renew this Lease a later option cannot be exercised unless the prior option to extend or renew this Lease has been so exercised.

     39.4 EFFECT OF DEFAULT ON OPTIONS.

          (a) Lessee shall have no right to exercise an Option, notwithstanding any provision in the grant of Option to the contrary,
(i) during the time commencing from the date Lessor gives to Lessee a notice of default pursuant to paragraph 13.1(c) or 13.1(d) and continuing until the noncompliance alleged in said notice of default is cured, or (ii) during the period of time commencing on the day after a monetary obligation to Lessor is due from Lessee and unpaid (without any necessity for notice thereof to Lessee) and continuing until the obligation is paid, or (iii) in the event that Lessor has given to Lessee three or more notices of default under paragraph 13.1(c), or paragraph 13.1(d), whether or not the defaults are cured, during the 12 month period of time immediately prior to the time that Lessee attempts to exercise the subject Option, (iv) if Lessee has committed any non-curable breach, including without limitation those described in paragraph 13.1(b), or is otherwise in default of any of the terms, covenants or conditions of this Lease.

          (b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise an Option because of the provisions of paragraph 39.4(a).

          (c) All rights of Lessee under the provisions of an Option shall terminate and be of no further force or effect, notwithstanding Lessee's due and timely exercise of the Option, if, after such exercise and during the term of this Lease, (i) Lessee fails to pay to Lessor a monetary obligation of Lessee for a period of thirty (30) days after such obligation becomes due (without any necessity of Lessor to give notice thereof to Lessee), or (ii) Lessee fails to commence to cure a default specified in paragraph 13.1(d) within thirty (30) days after the date that Lesser gives notice to Lessee of such default and/or Lessee fails thereafter to diligently prosecute said cure to completion, (iii) Lessor gives to Lessee three or more notices of default under paragraph 13.1(c), or paragraph 13.1(d), whether or not the defaults are cured, or (iv) if Lessee has committed any, non-curable breach, including without limitation those described in paragraph 13.1(b), or is otherwise in default of any of the terms, covenants and conditions of this Lease.

40. SECURITY MEASURES - LESSORS RESERVATIONS.

     40.1 Lessee hereby acknowledges that Lessor shall have no obligation whatsoever to provide guard service or other security measures for the benefit of the Premises or the Office Building Project. Lessee assumes all responsibility for the protection of Lessee, its agents, and invitees and the property of Lessee and of Lessee's agents and invitees from acts of third parties. Nothing herein contained shall prevent Lessor, at Lessor's sole option, from providing security protection for the Office Building Project or any part thereof, in which event the cost thereof shall be included within the definition of Operating Expenses, as set forth in paragraph 4.2(b).

     40.2 Lessor shall have the following rights:

          (a) To change the name, address or title of the Office Building Project or building in which the Premises are located upon not less than 90 Days prior written notice;

          (b) To, at Lessee's expense, provide and install Building standard graphics on the door of the Premises and such portions of the Common Areas as Lessor shall reasonably deem appropriate;

          (c) to permit any lessee the exclusive right to conduct any business as long as such exclusive does not conflict with any rights expressly given herein;

          (d) To place such signs, notices or displays as Lessor reasonably deems necessary or advisable upon the roof, exterior of the buildings or the Office Building Project or on pole signs in the Common Areas;

     40.3 Lessee shall not:

          (a) Use a representation (photographic or otherwise) of the Building or the Office Building Project or their name(s) in connection with Lessee's business;

          (b) Suffer or permit anyone, except in emergency, to go upon the roof of the Building.

41. EASEMENTS.

     41.1 Lessor reserves to itself the right, from time to time, to grant such easements, rights and dedications that Lessor deems necessary or desirable, and to cause the recordation of Parcel Maps and restrictions, so long as such easements, rights, dedications, Maps and restrictions do not unreasonably interfere with the use of the Premises by Lessee. Lessee shall sign any of the aforementioned documents upon request of Lessor and failure to do so shall constitute a material default of this Lease by Lessee without the need for further notice to Lessee.

     41.2 The obstruction of Lessee's view, air, or light by any structure erected in the vicinity of the Building, whether by Lessor or third parties, shall in no way affect this Lease or impose any liability upon Lessor.

42. PERFORMANCE UNDER PROTEST. If at any time a dispute shall arise as to any amount or sum of money to be paid by one party to the other under the provisions hereof, the party against whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment, and there shall survive the right on the part of said party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said party to pay such sum or any part thereof, said party shall be entitled to recover such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

43. AUTHORITY. If Lessee is a corporation, trust, or general or limited partnership, Lessee, and each individual executing this Lease on behalf of such entity, represent and warrant that such individual is duly authorized to execute and deliver this Lease on behalf of said entity. If Lessee is a corporation, trust or partnership, Lessee shall, within thirty (30) days after execution of this Lease, deliver to Lessor evidence of such authority satisfactory to Lessor.

44. CONFLICT. Any conflict between the printed provisions, Exhibits or Addenda of this Lease and the typewritten or handwritten provisions, if any, shall be controlled by the typewritten or handwritten provisions.

45. NO OFFER. Preparation of this Lease by Lessor or Lessor's agent and submission of same to Lessee shall not be deemed an offer to Lessee to lease. This Lease shall become binding upon Lessor and Lessee only when fully executed by both parties.

46. LENDER MODIFICATION. Lessee agrees to make such reasonable modifications to this Lease as may be reasonably required by an institutional lender in connection with the obtaining of normal financing or refinancing of the Office Building Project.

47. MULTIPLE PARTIES. if more than one person or entity is named as either Lessor or Lessee herein, except as otherwise expressly provided herein, the obligations of the Lessor or Lessee herein shall be the joint and several responsibility of all persons or entities named herein as such Lessor or Lessee, respectively.

48. WORK LETTER. This Lease is supplemented by that certain Work Letter of even date executed by Lessor and Lessee attached hereto as Exhibit C and incorporated herein by this reference.

49. ATTACHMENTS. Attached hereto are the following documents which constitute a part of this Lease:

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN AND, BY EXECUTION OF THIS LEASE, SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES.

           IF THIS LEASE HAS BEEN FILLED IN IT HAS BEEN PREPARED FOR SUBMISSION TO YOUR ATTORNEY FOR HIS APPROVAL. NO REPRESENTATION OR RECOMMENDATION IS MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY THE REAL ESTATE BROKER OR ITS AGENTS OR EMPLOYEES AS TO THE LEGAL SUFFICIENCY, LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION RELATING THERETO; THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN LEGAL COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE.

          LESSOR                                LESSEE
ILSE SULTANIMT & JSJ MANAGEMENT            BIOMERICA, INC.,
--------------------------------           --------------------------------
                                           A DELAWARE CORPORATION

By /s/ Janet Moore Irani                   By /s/ Francis Capitanio
--------------------------------           --------------------------------
   Janet Irani                                Francis Capitanio
Its Principal                              Its President
--------------------------------           --------------------------------

By /s/Jennifer Irani  /s/Susan H. Irani    By
--------------------------------           --------------------------------
  Jennifer Irani       Susan H. Irani
Its Principal                              Its
--------------------------------           --------------------------------

By /s/ Ilse Sultanian
--------------------------------
   Ilse Sultanian
Its Co-owner
--------------------------------

Executed at                                Executed at
--------------------------------           --------------------------------

on                                         on
--------------------------------           --------------------------------

Address                                    Address
--------------------------------           --------------------------------

NOTE: These forms are often modified to meet changing requirements of law and needs of the Industry. Always write or call to make sure you are utilizing the most current form: AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION, 100 South Flower Street, Suite 600, Los Angeles, CA 90017. (213) 687-8777.

                                ADDENDUM TO LEASE
                                -----------------

          THE FOLLOWING SHALL BE DEEMED ADDED TO THE LEASE DATED OCTOBER 1, 2001, BY AND BETWEEN ILSE SUJTANTIAN & JSJ MANAGEMENT, JOINTLY REFERRED TO AS "LESSOR", AND BIOMERICA, INC., A DELAWARE CORPORATION, AS "LESSEE".

50.  Base rent schedule and escalations.
     -----------------------------------

     The Base Rent shall be escalated on September 1, 2003 by the amount equating to 3% of the Base Rent.

     Management allows Biomerica, Inc. to sublet approximately 1/2 of the 2nd story of front Building commonly known as 1527 Monrovia Avenue, however any proceeds collected from such activity will first be applied to any back rents due, if any.

51.  Security deposit.
     -----------------

     The Security deposit amount shall remain at zero.

52.  Real Estate Brokers.
     --------------------

     No real estate brokers are a part of this transaction.

53.  Operating Expenses.
     -------------------

     In addition to Paragraph 4.2, Lessee agrees to pay all Operating Expenses associated with its occupancy of the Premises ("NNN" lease"), including its own utility costs and janitorial services associated with Lessee's use, building liability and hazard insurance, and property taxes, with the exception of the space associated with the 1527 building which will be on a "gross" basis excluding electricity.

     Due to the 1527 building's shared electrical metering (and therefore one utility bill), the monthly invoice will be divided on a prorata basis per the Lessee's electrical usage. The Lessee's prorata amount will be determined in comparison to previous periods during which the Premises was occupied only by Lessee; the differential between the invoice amount during the period of the third floor vacancy and the period of Lessee's occupancy will be paid by the Lessee. Once invoiced by Lessor, the subject electrical payments will be made in a timely manner by Lessee. (Only if applicable)

54.  Property Tax Reassessment.
     --------------------------

     Lessor agrees to pay the assessed differential in any adjustment in the annual Property Tax bill associated with a change in ownership due to the sale of all or any part the Premises.

55.  Lease Termination.
     ------------------

     At the end of 18 months of occupancy after commencement of lease or thereafter, lessee has the option of providing lessor a LETTER OF INTENT TO VACATE with a minimum of a six (6) month notice delivered to lessor of this intent. Upon notice, Lessor will then grant lessee to vacate premises without penalty given all rents/misc. Lease expenses are paid current at time of delivery of notice.

56.  Trash.
     ------

     Disposal service fees to be split between lessor and lessee - each entity responsible for 50% of total billing when it comes due.

57.  Common area maintenance.
     ------------------------

     Lessor will be responsible for the common area maintenance with respect to the following improvements: roofing, air conditioning units and elevators in front building, walkways, stairwells and roadways.

CONFIRMED AND ACCEPTED:

LESSOR:                                    LESSEE:

ILSE SULTANIAN & JSJ MANAGEMENT            BIOMERICA, INC.,
                                           A DELAWARE CORPORATION

By: /s/ Janet Irani                        By: /s/ Francis Capitanio
-------------------------------------      ---------------------------------
    Janet Irani                                Francis Capitanio

Its: Principal, JSJ Management             Its: President
-------------------------------------      ---------------------------------

By: /s/ Jennifer Irani
-------------------------------------
    Jennifer Irani

Its: Principal, JSJ Management
-------------------------------------

By: /s/ Ilse Sultanian
-------------------------------------
   Ilse Sultanian

Its" Co-owner
-------------------------------------

Date: 10/20/01                             Date: October 17, 2001
-------------------------------------      ---------------------------------

/s/ Susan H. Irani
Susan H. Irani
Principal, JSJ Management

                             STANDARD OFFICE LEASE
                                   FLOOR PLAN

                                   EXHIBIT A

                            RULES AND REGULATIONS FOR
                              STANDARD OFFICE LEASE

Dated: October 1, 2001

By and Between Ilse Sultanian & JSJ Management and Biomerica. Inc., a Delaware Corporation

                                  GENERAL RULES

     1. Lessee shall not suffer or permit the obstruction of any Common Areas, including driveways, walkways and stairways.

     2. Lessor reserve the right to refuse access to any persons Lessor in good faith judges to be a threat to the safety, reputation, or property of the Office Building Project and its occupants.

     3. Lessee shall not make or permit any noise or odors that annoy or interfere with other lessees or persons having business within the Office Building Project.

     4. Lessee shall not keep animals or birds within the Office Building Project, and shall not bring bicycles, motorcycles or other vehicles into areas not designated as authorized for same.

     5. Lessee shall not make, suffer or permit litter except in appropriate receptacles for that purpose.

     6. Lessee shall not alter any lock or install new or additional locks or bolts.

     7. Lessee shall be responsible for the inappropriate use of any toilet rooms, plumbing or other utilities. No foreign substances of any kind are to be inserted therein.

     8. Lessee shall not deface the walls, partitions or other surfaces of the Premises or Office Building Project.

     9. Lessee shall not suffer or permit anything in or around the Premises or Building that causes excessive vibration or floor loading in any part of the Office Building Project.

     10. Furniture, significant freight and equipment shall be moved into or out of the building only with the Lessor's knowledge end consent, and subject to such reasonable limitations, techniques and timing, as may be designated by Lessor. Lessee shah be responsible for any damage to the Office Building Project arising from any such activity.

     11. Lessee shall not employ any service or contractor for services or work to be performed in the Building, except as approved by Lessor.

     12. Lessor reserves the right to close and lock the Building on Saturdays, Sundays and legal holidays, and on other days between the hours of 7:00 P.M. and 7:00 A.M. of the following day. If Lessee uses the Premises during such periods, Lessee shall be responsible for securely locking any doors it may have opened for entry.

     13. Lessee shall return all keys at the termination of its tenancy and shall be responsible for the cost of replacing any keys that are lost.

     14. No window coverings, shades or awnings shall be installed or used by Lessee.

     15. No Lessee, employee or invitee shall go upon the roof of the Building.

     16. Lessee shall not suffer or permit smoking or carrying of lighted cigars or cigarettes in areas reasonably designated by Lessor or by applicable governmental agencies as non-smoking areas.

     17. Lessee shall not use any method of heating or air conditioning other than as provided by Lessor.

     18. Lessee shall not install, maintain or operate any vending machines upon the Premises without Lessors written consent.

     19. The Premises shall not be used for lodging or manufacturing, cooking or food preparation.

     20. Lessee shall comply with at safety, fire protection and evacuation regulations established by Lessor or any applicable governmental agency.

     21. Lessor reserves the right to waive any one of these rules or regulations, and/or as to any particular Lessee, and any such waiver shall not constitute a waiver of any other rule or regulation or any subsequent application thereof to such Lessee.

     22. Lessee assumes all risks from theft or vandalism and agrees to keep its Premises locked as may be required.

     23. Lessor reserves the right to make such other reasonable rules and regulations as it may from time to time deem necessary for the appropriate operation and safety of the Office Building Project and its occupants. Lessee agrees to abide by these and such rules and regulations.

                                  PARKING RULES

     1. Parking areas shall be used only for parking by vehicles no longer than full size, passenger automobiles herein called "Permitted Size Vehicles." Vehicles other than Permitted Size Vehicles are herein referred to as "Oversized Vehicles."

     2. Lessee shall not permit or allow any vehicles that belong to or are controlled by Lessee or Lessee's employees, suppliers, shippers, customers, or invitees to be loaded, unloaded, or parked in areas other than those designated by Lessor for such activities.

     3. Parking stickers or identification devices shall be the property of Lessor and be returned to Lessor by the holder thereof upon termination of the holder's parking privileges. Lessee will pay such replacement charge as is reasonably established by Lessor for the loss of such devices.

     4. Lessor reserves the right to refuse the sale of monthly identification devices to any person or entity that willfully refuses to comply with the applicable rules, regulations, laws and/or agreements.

     5. Lessor reserves the right to relocate all or a part of parking spaces from floor to floor, within one floor, and/or to reasonably adjacent offsite location(s), and to reasonably allocate them between compact and standard size spaces, as long as the same complies with applicable laws, ordinances and regulations.

     6. Users of the parking area will obey all posted signs and park only in the areas designated for vehicle parking.

     7. Unless otherwise instructed, every person using the parking area is required to park and lock his own vehicle. Lessor will not be responsible for any damage to vehicles, injury to persons or loss of property, all of which risks are assumed by the party using the parking area.

     8. Validation, if established, will be permissible only by such method or methods as Lesser and/or its licensee may establish at rates generally applicable to visitor parking.

     9. The maintenance, washing, waxing or cleaning of vehicles in the parking structure or Common Areas is prohibited.

     10. Lessee shall be responsible for seeing that all of its employees, agents and invitees comply with the applicable parking rules, regulations, laws and agreements.

     11. Lessor reserves the right to modify these rules and/or adopt such other reasonable and non-discriminatory rules and regulations as it may deem necessary for the proper operation of the parking area.

     12. Such parking use as is herein provided is intended merely as a license only and no bailment is intended or shall be created hereby.

                                   EXHIBIT B

                      WORK LETTER TO STANDARD OFFICE LEASE

Dated: ___________________________________

By and between: ___________________________________________________________

The premises shall be constructed in accordance with Lessor's Standard Improvements, as follows:

1.   PARTITIONS
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

2. WALL SURFACES
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

3. DRAPERIES
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

4. CARPETING
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

5. DOORS
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

6. ELECTRICAL AND TELEPHONE OUTLETS
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

7. CEILING
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

8. LIGHTING
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

9. HEATING AND AIR CONDITIONING DUCTS
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

10. SOUND PROOFING
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

11. PLUMBING
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

12. ENTRANCE DOORS
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________

13. COMPLETION OF IMPROVEMENTS
___________________________________________________________________________
___________________________________________________________________________
___________________________________________________________________________
cannot in good faith be modified within ten (10) days after such rejection to be acceptable to Lessor and Lessee, this Lease shall terminate and neither party shall thereafter be obligated to the other party for any reason whatsoever having to do with this Lease, except that Lessee shall be refunded any security deposit or prepaid rent. The plans and specifications, when approved by Lessee, shall supersede any prior agreement concerning the improvements.

15. CONSTRUCTION.

     If Lessor's cost of constructing the improvements in the Premises exceeds Lessor's Standard improvements, Lessee shall pay to Lessor in cash before the commencement of such construction a sum equal to such excess.

     If the final plans and specifications are approved by Lessor and Lessee and Lessee pays Lessor for such excess, then Lessor shall, at its sole cost and expense, construct the Improvements substantially in accordance with said approved final plans and specifications and all applicable rules, regulations, laws or ordinances.

16. COMPLETION.

     16.1 Lessor shall obtain a building permit to construct the improvements as soon as possible.

     16.2 Lessor shall complete the construction of the improvements as soon as reasonably possible after the obtaining of necessary building permits.

     16.3 The term "Completion", as used in this Work Letter, is hereby defined to mean the date the building department of the municipality having jurisdiction of the Premises shall have made a final Inspection of the Improvements and authorized a final release of restrictions on the use of public utilities in connection therewith and the same are in a broom-clean condition.

     16.4 Lessor shall use its best efforts to achieve Completion of the improvements on or before the Commencement Date set forth in paragraph 1.5 of the Basic Lease Provisions or within one hundred eight (180) days after Lessor obtains the building permit from the applicable building department, Whichever is later.

     16.5 In the event that the improvements or any portion thereof have not reached Completion by the Commencement Date, this Lease shall not be invalid, but rather Lessor shall complete the same as soon thereafter as is possible and Lessor shall not be liable to Lessee for damages in any respect whatsoever.

     16.6 If Lessor shall be delayed at any time in the progress of the construction of the Improvements or any portion thereof by extra work, changes in construction ordered by Lessee, or by strikes, lockouts, fire, delay in transportation, unavoidable casualties, rain or weather conditions, governmental procedures or delay, or by any other cause beyond Lessor's control, then the Commencement Date established in paragraph 1.5 of the Lease shall be extended by the period of such delay.

17. TERM

     Upon Completion of the Improvements as defined in paragraph 16.3 above, Lessor and Lessee shall execute an amendment to the Lease selling forth the date of tender of possession as defined in paragraph 3.2.1 of the Lease or of actual taking of possession, whichever first occurs, as the Commencement Date of this Lease.

18. WORK DONE BY LESSEE.

     Any work done by Lessee shall be done only with Lessor's prior written consent and in conformity with a valid building permit and all applicable rules, regulations, laws and ordinances, and be done in a good and workmanlike manner of good and sufficient materials. All work shall be done only with union labor and only by contractors approved by Lessor, it being understood that all plumbing, mechanical, electrical wiring and coiling work are to be done only by contractors designated by Lessor.

19. TAKING OF POSSESSION OF PREMISES.

     Lessor shall notify Lessee of the Estimated Completion Date at least ten (10) days before said date. Lessee shall thereafter have the right to enter the Premises to commence construction of any Improvements Lessee is to construct and to equip and fixturize the Premises, as long as such entry does net interfere with Lessor's work. Lessee shall take possession of the Premises upon the tender thereof as provided in paragraph 3.2.1 of the Lease to which this Work Letter is attached. Any entry by Lessee of the Premises under this paragraph shall be under all of the terms and provisions of the Lease to which this Work Letter is attached.

20. ACCEPTANCE OF PREMISES

     Lessee shall notify Lessor in writing of any items that Lessee deems incomplete or incorrect in order for the Premises to be acceptable to Lessee within ten (10) days following Tender of Possession as set forth in paragraph
3.2.1 of the Lease to which this Work Letter is attached. Lessee shall be deemed to have accepted the Premises and approved construction if Lessee does not deliver such a list to Lessor within said number of days.

                                   Exhibit 10.29
                                GENERAL ASSIGNMENT

THIS GENERAL ASSIGNMENT (this "Assignment") is made as of April 30,2002, by and between Allergy Immuno Technologies, Inc., a Delaware corporation ("Assignor"), and Biomerica, Inc., a Delaware corporation ("Assignee"). Recitals

WHEREAS Biomerica has indicated that it will no longer financially support
AIT;

WHEREAS Biomerica has indicated that it will be selling its interest in AIT;

WHEREAS Biomerica is the principal creditor to AIT, holding a note dated April 19, 2002 in the amount of $333,382; and

WHEREAS AIT has liabilities exclusive of said Biomerica note in excess of its assets in the amount of $12,127;

WHEREAS AIT is the holder of 10,000 Class A Unit Options of Hollister-Stier, LLC dated June 18, 1999, which have been valued at 0 (zero) dollars. This valuation was proposed by AIT's auditors, BDO Seidman, on AIT's balance sheet; and the Securities and Exchange Commission questioned the "zero valuation" of said warrants and accepted the "zero valuation" in the initial filing with the SEC;

WHEREAS AIT and Biomerica have agreed to value said warrants using the valuation established by Hollister-Stier, LLC, in order to fairly value the warrants at the current market price;

NOW THEREFORE, for other goods and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

NOW, THEREFORE, for other goods and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Assignment. Assignor hereby transfers, grants, conveys and assigns to Assignee all of Assignor's right, title and interest in and to the following:
     (a) Assignor assigns, transfers and conveys all of the Property set forth on Exhibits A, B, C, D, E, & F;
     (b) Assignor assigns, transfers and conveys the assets set forth in Exhibit G;
     (c) Assignor assigns, and Assignee accepts, all of the liabilities set forth on Exhibit H.

2. Consideration to Biomerica: For the assignment of assets and liabilities referenced in Article I a and I c of this Agreement, within seven days of signing of this agreement, Assignor will deliver a stock certificate for 808,467 shares of Assignor's common stock in Assignee's name for payment in full of the excess liabilities being assumed by Assignee.

3. Consideration to AIT: For the assignment of assets referenced in Article Ib of this Agreement (Hollister-Stier options), Biomerica agrees to reduce the Note dated April 19, 2002 by the amount of $108,100. The revised note will have a remaining balance of $225,282.


4. Limitations of Liabilities.

   a. Assignor shall have no recourse against any of the past, present, or future, direct or indirect, shareholders, partners, members, managers, principals, directors, officers, agents, incorporators, affiliates or representatives of Assignee, or against any of the assets or property of any of the foregoing for the payment or collection of any amount, judgment, judicial process, arbitral award, fee or cost or for any other obligation or claim arising out of or based upon this Assignment and requiring the payment of money by Assignee.
   b. Assignee shall have no recourse against any of the past, present or future, direct or indirect, shareholders, members, managers, principals, directors, officers, agents, incorporators, affiliates or representatives of Assignor or against any of the assets or property of any of the foregoing for the payment or collection of any amount, judgment, judicial process, arbitral award, fee or cost or for any other obligation or claim arising out of or based upon this Assignment and requiring the payment or money by Assignor.

5. Approval of Boards of Directors. Assignor and Assignee have taken all corporate and other action necessary to approve and effect the transactions contemplated hereby, and authorize execution of this Agreement by the individuals whose signatures appear below.

6. Miscellaneous. This Assignment and the obligations of Assignor and Assignee hereunder shall be binding upon and inure to the benefit of Assignor and Assignee and their respective successors and assigns, shall be governed by and construed in accordance with the laws of the State of California and may not be modified or amended in any manner other than by a written agreement signed by the party to be charged therewith.

7. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed a duplicate original and all of which taken together shall constitute one document.

8. Severability. Each provision of this Agreement is severable, and should any provision of this Agreement be or become legally invalid or unenforceable, this shall in no way be deemed to affect or prejudice the validity of the remaining provisions.


IN WITNESS WHEREOF, the parties have executed this Assignment as of the date first set forth above

                                          ASSIGNOR:
                                          ALLERGY IMMUNO TECHNOLOGIES, INC.

                                          By: /s/ Janet Moore
                                          Name: Janet Moore
                                          Title: Secretary

                                          ASSIGNEE:
                                          BIOMERICA, INC.

                                          By: /s/ Francis Capitanio
                                          Name: Francis Capitanio
                                          Title: President









EXHIBIT INDEX TO GENERAL ASSIGNMENT

Assets:
Cash                                   $803
Accounts receivable                    Exhibit B
Inventory                              Exhibit C
Fixed assets                           Exhibit D
Patents (4)                            Exhibit E
Prepaids                               Exhibit F
Hollister-Stier options                Exhibit G


Liabilities:
Accounts payable                       Exhibit H




                                  Accounts Receivable
                                       Exhibit B

Customer                                Balance

Esoterix Allergy and Asthma             $399.50
Complimentary Medical Lab                228.00
House Account                            282.00
Lab Corp of America                      (45.00)
Tristate Laboratory                      395.00
Insurance Billing                      3,845.21
                                       --------

  Total                               $5,104.71







                                        Exhibit C
                            ALLERGY IMMUNO TECHNOLOGIES, INC.
                                  SUBMITTED INVENTORY
                                 YTD February 28, 2002

                                UNIT OF                UNIT          EXTENDED
DESCRIPTION                     MEASURE   QUANTITY    PRICE            VALUE
CANDIQUANT IGG                    KIT         1      140.00           $140.00
CANDIQUANT IGM                    KIT         1      140.00            140.00
CANDIQUANT IGA                    KIT         1      140.00            140.00
90 FOOD KIT                       KIT         1      130.00            130.00
ALA TOP KIT                       KIT         0      250.00               .00
ALASTAT UNIVERSAL KIT             KIT         0      180.00              0.00
 TUBES
ALASTAT UNIVERSAL KIT             KIT         0      238.67               .00
 MICROPLATE
ALASTAT TOTAL IGE KIT             KIT         0       85.44              0.00
ALASTAT UNIVERSAL IGG             KIT         0        0.00              0.00
 KIT-MP I
I IGE SPECIFIC LIQUID
ALLERGEN VIALS                    VIAL        9       35.00    (A)     315.00
BLOOD COLLECTION TUBES:
 HEPARIN                          BOX         1       41.30             41.30
 REDTOP                           BOX         1       22.70             22.70
VACUTAINER NEEDLES                BOX         3       19.00             57.00
REGULAR NEEDLES                   BOX         5       11.97             59.85
SYRINGE:
 5cc                              BOX         0       15.00              0.00
 l0cc                             BOX         0       25.00              0.00
 2OCC                             BOX         0       28.00              0.00

MASKS                             BOX         1       25.50             25.50
THERMOMETERS                      EACH        5       15.00             75.00
TEST TUBES:
 12X75                            BOX         2       16.21             32.42
 13XI00                           BOX         5       16.21             81.05
 16xl00                           BOX         0       16.21              0.00
GLOVES                            BOX         2        5.00             10.00
PARAFILM                          PACKAGE     2       15.00             30.00
LABELING TAPE                     ROLLS       1        2.75              2.75
RIA TUBES                         CASE        1       60.00             60.00
RIA CAPS                          PACKAGE     1       10.00             10.00
PIPETTE TIPS
 SMALL                            PACKAGE     1        4.00              4.00
 LARGE                            PACKAGE     1        8.00              8.00
PASTEUR PIPETTES                  BOX         1        4.00              4.00
PLASTIC PIPETTES                  BOX         1       15.00             15.00
FOAM BOX MAILERS                  CASE        1      345.60            345.60
SMALL SPECIMEN MAILER             BAG         0       10.00              0.00
 TUBES                            BAG         1       10.00             10.00
SM SPEC MAILER TUBE CAPS          BAG         1        5.00              5.00
CANDIGEN KIT                      KIT         0      245.00              0.00
CIC KIT                           KIT         1      250.00            250.00
Page I


                             ALLERGY IMMUNO TECHNOLOGIES, INC.
                                   SUBMITTED INVENTORY
                                  YTD February 28, 2002

                                 UNIT OF               UNIT           EXTENDED
DESCRIPTION                     MEASURE   QUANTITY    PRICE             VALUE
HISTAMIN -- KITS                  KIT         1      100.00             100.00
MICROSCOPE SLIDES                 BOX         2       10.00              20.00
ALASTAT STANDARD
EXTENDED CURVE I                  BOX         1       80.00              80.00
ALASTAT MICRO PLATE                           0       80.00               0.00
IGE CURVE                         BOX         0       80.00               0.00
ALASTAT MICROPLATE
IgG CURVE                         BOX         0       80.00               0.00
BLEACH(NAOCL)                     GALLON      1        1.17               1.17
CONICAL TUBES                     EACH        1        0.14               0.14
TONGUE DEPRESSORS                 EACH        0        0.01               0.00
EPPENDORF COMBITIPS:
25OUL                             BOX         1       90.00              90.00
5OUL                              BOX         1       90.00              90.00
25ULI                             BOX         1       90.00              90.00
ALCOHOL SWABS                     BOX         1        3.00               3.00
LENS PAPER                        PACKAGE     2        3.00               6.00
COVER SLIPS                       PACKAGE     2        3.00               6.00
EPPENDORF TUBES                   BAG         0       35.00               0.00
GLASS MICROPIPETTES               BOX         0        5.00               0.00
WOODS APPLICATORS                 BOX         0        3.00               0.00
MIRCOTITER PLATES                 CASE        0      120.00               0.00
DISPOSABLE PIPETTES
1.00CC                            PACKAGE     0       60.00               0.00
5.OOCC                            PACKAGE     0       60.00               0.00
10.00CC                           PACKAGE     0       60.00               0.00
CYTOSCINT                         GALLON      2       50.00             100.00
HCI                               LITER       0       15.00               0.00
SULFURIC ACID                     LITER       0       15.00               0.00
DHEA-SO4                          KIT         0       97.00               0.00
                                                                      --------
UNADJUSTED TOTAL INVENTORY                                            2,600.48
                                                                      --------
TOTAL ADJUSTED SUBMITTED INVENTORY                                   $2,600.48
                                                                      ========
Page 2







                                        Exhibit D
                               Allergy Immuno Technologies
                                  Fixed Assets Schedule
description             location  asset  yrs  vendor            place in  total cost
                                  class  life                   service
Thomas Sci Autoclave       MAIN   28.0   50                     06/22/87    $382.67
Incubator                  MAIN   28.0   50                     06/25/87  $2,930.93
12ch Digit Pip 50-200ul    MAIN   28.0   50                     05/29/87    $612.50
Nikon Tms Microscope       MAIN   28.0   50   Heinze            09/27/87  $3,731.20
12ch Digital Pip,50-200ul  MAIN   28.0   50   Flow Labs         09/30/87    $553.23
Refrigerator               MAIN   28.0    1   Sears             04/21/88    $475.79
Diet Software              MAIN   28.0    1   Nicholas
                                              Bachynaky         04/04/88  $3,000.00
Mine Trans-blot Module     MAIN   28.0   50   Bio Rad           04/04/88    $240.29
Autoclave                  MAIN   28.0   50                     11/30/88  $3,694.75
Shaker                     MAIN   28.0   50   Baxter            01/17/89  $7,898.00
Platform For 2 Edenmyer    MAIN   28.0   50                     01/17/89    $469.25
Rotor For Rc-3             MAIN   28.0   50                     11/10/88   1,537.00
8 Channel Dispenser        MAIN   28.0    1                                 $535.19
Test Calibrator            MAIN   28.0    1                                 $400.25
Hp Lasedet III W/Toner     MAIN    .11   50                               $1,516.65
Refrigerator               MAIN    .11   50   Circuit City      09/29/99    $591.90
                                                                          ---------
                                                                         $28,569.60
                                                                          ---------

Booth, Radius Component    MAIN    .11    2                     08/04/87    $929.49
Pc Trends Computers        MAIN    .12    2                     12/15/87  $5,247.00
Dr. Irene Haydik           MAIN    .11    2                     05/31/94  $3,947.00
Computer                   MAIN    .11    2                     01/01/95  $3,194.00
Printer                    MAIN    .11    2   Office Depot      11/21/95    $429.93
Act Program                MAIN    .11    2   Egghead Discount
                                              Software          11/21/95    $279.41
Computer 486 DX            MAIN    .11    2   L.A.Tronics       02/01/96  $1,240.00
Panasonic Pi 150 Printer   MAIN    .11    2   CDW Computer
                                              Centers, Inc      04/11/96    $159.88
A/C UNIT                   MAIN    .11    2   Biomerica, Inc    07/31/97    $299.89
Okidata Printer            MAIN    .11    2   Fry's Electronics 08/01/97    $235.19
Diet Program                                  Pac Comm
                                              Technologies      08/31/99  $1,700.00
NEC Super Script           MAIN    .11    2   lnsight           09/13/99    $351.00
                                                                          ---------
                                                                         $18,012.79
                                                                          ---------
                                                                         $46,582.39
                                                                          =========





                                    EXHIBIT E
                                     PATENTS

1. Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,116,612 (issued May 6,1992).

2. Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,3 90 (issued September 17, 199 1).

3. Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #4,946,945 (issued August 7, 1990).

4. Allergen-thymic hormone conjugates for treatment of IgE mediated allergies: U.S. Patent #5,275,814 (issued January 4,1994).








                                    Exhibit F
                           Allergy Immuno Technologies
                                Prepaid Expenses
                                     FY 2002

Description           Bal 5/31/02

CLF                    $  515.73
OC.Tax Collector       $    0.00
Property Tax           $   66.58
Sorvall, Inc           $     -
                        --------
Total                  $  582.31
                        ========




                                   EXHIBIT G
                                    Options

10,000 Class A Unit Options of Hollister-Stier dated June 18, 1999, expiration date June 19, 2009, exercise price $10 per unit.

The option agreement is attached as part of Exhibit G.




                                     Exhibit H
                           Allergy Immuno Technologies
                                Accounts Payable

Name                                  Balance

US Stock Transfer Corp                $962.05
Beach Medical                           35.56
Medical Billing Assoc                  105.92
Pathology and Laboratory             9,600.00
Coast to Coast                         750.00
Foley & Lardner                        (180.19)
Jeffers, Wilson Shaff & Falk            175.00
Airborne Express                      1,688.47
College of American Pathologis         (326.00)
EndoDynamics                            866.80
PublicEase, Inc.                        330.00
Seashore Apts                         9,800.00
BDO Seidman                           3,500.00
                                     ---------
                                    $27,307.61

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report on Form 10-KSB of Biomerica Inc. for the annual period ended May 31, 2002 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Janet Moore, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              /s/ Janet Moore
                                              --------------------------
                                              Janet Moore
                                              Chief Financial Officer

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Janet Moore, certify that:

1. I have reviewed this amendment to the annual report on Form 10-KSB/A of Biomerica, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this amended annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and;

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 5, 2003

     /s/ Janet Moore
     Chief Financial Officer

EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report on Form 10-KSB/A of Biomerica Inc. for the annual period ended May 31, 2002 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Zackary S. Irani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              /s/ Zackary S. Irani
                                              -------------------------
                                              Zackary S. Irani
                                              Chief Executive Officer

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Zackary Irani, certify that:

1. I have reviewed this amended annual report on Form 10-QSB/A of Biomerica, Inc.

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this amended annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and;

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 5, 2003

     /s/ Zackary S. Irani
     Chief Executive Officer

EXHIBIT 99.3

                        BIOMERICA, INC. AND SUBSIDIARIES

                                    CONTENTS

============================================================================

 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     FS-2

 CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of May 31, 2002                      FS-3

     Consolidated Statements of Operations and
       Comprehensive Loss for the Years Ended
       May 31, 2002 and 2001, respectively                       FS-4 - FS-5

     Consolidated Statements of Shareholders' Equity
       for  the Years Ended May 31, 2002 and 2001                FS-6 - FS-7

     Consolidated Statements of Cash Flows for the
       Years Ended May 31, 2002 and 2001                         FS-8 - FS-9

     Notes to Consolidated Financial Statements                FS-10 - FS-51

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Biomerica, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biomerica, Inc. and Subsidiaries (the "Company") as of May 31, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years ended May 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomerica, Inc. and subsidiaries as of May 31, 2002, and the results of their operations and their cash flows for the years ended May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                       /a/ BDO SEIDMAN, LLP

Costa Mesa, California
August 9, 2002

                                           BIOMERICA, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEET
============================================================================

MAY 31,                                                               2002
---------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $ 329,277
   Available for-sale securities                                     2,532
   Accounts receivable, less allowance for doubtful
     accounts and sales returns of $196,452                      1,504,344
   Inventories, net                                              2,921,012
   Notes receivable                                                  2,419
   Prepaid expenses and other                                      122,474
---------------------------------------------------------------------------

Total current assets                                             4,882,058
---------------------------------------------------------------------------

INVENTORIES, non-current                                            15,000
---------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost
   Equipment                                                     2,895,169
   Construction in progress                                          7,400
   Furniture, fixtures and leasehold improvements                  407,683
---------------------------------------------------------------------------
                                                                 3,310,252

ACCUMULATED DEPRECIATION AND AMORTIZATION                       (3,082,411)
---------------------------------------------------------------------------

Net property and equipment                                         227,841

INTANGIBLE ASSETS, net of accumulated amortization                 116,181

OTHER ASSETS                                                        35,546
---------------------------------------------------------------------------

                                                               $ 5,276,626
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                              $    65,669
   Accounts payable and accrued expenses                           906,190
   Accrued compensation                                            307,982
   Current portion of shareholder loans                             30,000
   Net liabilities from discontinued operations                    326,187
---------------------------------------------------------------------------

Total current liabilities                                        1,636,028
---------------------------------------------------------------------------

SHAREHOLDER LOANS, net of current portion                          345,000

MINORITY INTEREST                                                2,084,892
---------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, $.08 par value; 25,000,000 shares
     authorized; 5,172,364 shares issued and
     outstanding and 28,333 shares subscribed                      437,538
   Additional paid in capital                                   16,981,982
   Accumulated other comprehensive loss                            (20,237)
   Accumulated deficit                                         (16,188,577)
---------------------------------------------------------------------------

Total shareholders' equity                                       1,210,706
---------------------------------------------------------------------------

                                                               $ 5,276,626
===========================================================================

               See accompanying notes to consolidated financial statements.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                          COMPREHENSIVE LOSS
============================================================================

YEARS ENDED MAY 31,                                     2002            2001
----------------------------------------------------------------------------
NET SALES                                         $ 8,598,054    $ 8,839,252

Cost of sales                                       6,062,462      6,042,918
----------------------------------------------------------------------------

GROSS PROFIT                                        2,535,592      2,796,334
----------------------------------------------------------------------------

OPERATING EXPENSES
   Selling, general and administrative              2,841,255      3,092,059
   Research and development                           159,758        322,121
----------------------------------------------------------------------------

Total operating expenses                            3,001,013      3,414,180
----------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING OPERATIONS            (465,421)      (617,846)

OTHER INCOME (EXPENSE)
   Interest expense, net of interest income           (40,370)       (25,442)
   Other income (expense), net                        (32,667)        47,762
----------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS, before
   minority interest in net loss of
   consolidated subsidiaries and income taxes        (538,458)      (595,526)

MINORITY INTEREST IN NET (INCOME) LOSS OF
   CONSOLIDATED SUBSIDIARIES                          (26,154)        80,894
----------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS, before income taxes (564,612)      (514,632)

INCOME TAX EXPENSE                                      2,060          1,600
----------------------------------------------------------------------------

NET LOSS FROM CONTINUING OPERATIONS                  (566,672)      (516,232)

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations, net    (78,544)    (2,156,086)
   Gain on sale, net of tax of $0                     224,481             --
----------------------------------------------------------------------------

NET LOSS                                            (420,735)    (2,672,318)




                                            BIOMERICA, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                               COMPREHENSIVE LOSS (CONTINUED)
=============================================================================

YEARS ENDED MAY 31,                                        2002         2001
----------------------------------------------------------------------------

OTHER COMPREHENSIVE LOSS, net of tax
   Unrealized loss on available-for-sale securities    (9,948)        (5,966)
----------------------------------------------------------------------------

COMPREHENSIVE LOSS                                $  (430,683)   $(2,678,284)
=============================================================================

BASIC NET LOSS PER COMMON SHARE:
   Net loss from continuing operations            $     (0.11)   $     (0.11)
   Net income (loss) from discontinued operations        0.03          (0.44)
-----------------------------------------------------------------------------

Basic net loss per common share                   $     (0.08)   $     (0.55)
=============================================================================

DILUTED NET LOSS PER COMMON SHARE:
   Net loss from continuing operations            $     (0.11)   $     (0.11)
   Net income (loss) from discontinued operations        0.03          (0.44)
-----------------------------------------------------------------------------

Diluted net loss per common share                 $     (0.08)   $     (0.55)
=============================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES
    Basic                                           5,100,719      4,814,790
============================================================================

    Diluted                                         5,100,719      4,814,790
============================================================================

                See accompanying notes to consolidated financial statements.

                                           FS-5


                                            BIOMERICA, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
============================================================================

                                                    COMMON STOCK    ACCUMULATED
                 COMMON STOCK      ADDITIONAL        SUBSCRIBED        OTHER
                 ------------       PAID-IN          ----------    COMPREHENSIVE ACCUMULATED
              SHARES     AMOUNT     CAPITAL      SHARES     AMOUNT  INCOME(LOSS) DEFICIT      TOTAL
---------------------------------------------------------------------------------------------------------

Balances,
May 31, 2000   4,575,070 $366,005  $15,529,421        --    $   --   $ (4,323) $(13,095,524)  $ 2,795,579

Private
 placement,
 net of
 offering
 costs of
 $1,140          113,375    9,070      142,368  126,075      90,774        --            --       242,212

Change in
 unrealized
 gain (loss)
 on available-
 for-sale
 securities           --       --           --       --          --     (5,966)          --        (5,966)

Common stock
 issued in
 satisfaction
 of payables      34,643    2,772       35,843       --          --         --           --        38,615

Exercise of
 stock options     8,500      680        6,088       --          --         --           --         6,768

Common stock
 issued for
 services
 rendered        159,091   12,727      232,898       --          --         --           --       245,625

Compensation
 expense in
 connection
 with options
 and warrants
 granted              --       --       89,336       --          --         --           --        89,336

Common stock
 subscribed
 for services
 rendered             --       --           --   20,000      20,000         --           --        20,000

Conversion
 of subsidiary
 debt into
 common stock
 of subsidiary        --       --      713,014       --          --         --           --       713,014

Net loss              --       --           --       --          --         --   (2,672,318)   (2,672,318)
----------------------------------------------------------------------------------------------------------

Balances,
May 31, 2001   4,890,679  391,254   16,748,968  146,075     110,774    (10,289) (15,767,842)    1,472,865




                                            BIOMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED
============================================================================

                                                      COMMON STOCK     ACCUMULATED
                   COMMON STOCK      ADDITIONAL        SUBSCRIBED         OTHER
                  ---------------      PAID-IN      ----------------- COMPREHENSIVE  ACCUMULATED
                  SHARES   AMOUNT      CAPITAL      SHARES     AMOUNT  INCOME(LOSS)    DEFICIT      TOTAL
----------------------------------------------------------------------------------------------------------

Issuance of
 subscribed
 shares          126,075   10,086       80,688   (126,075)    (90,774)        --           --           --

Private
 placement        14,166    1,133        9,067         --          --         --           --       10,200

Change in
 unrealized
 gain (loss)
 on available-
 for-sale
 securities           --       --           --         --         --      (9,948)          --       (9,948)

Common stock
 issued for
 compensation     31,819    2,545       15,194         --         --          --           --       17,739

Exercise of
 stock options     1,625      130          998         --         --          --           --        1,128

Common stock
 issued for
 consulting
 services
 rendered        108,000    8,640       55,560         --         --          --           --       64,200

Compensation
 expense in
 connection
 with options
 and warrants
granted              --        --       71,507         --         --          --            --      71,507

Common stock
 subscribed
 for services
 rendered           --          --          --      8,333      3,750          --            --       3,750

Net loss            --          --          --         --         --          --      (420,735)   (420,735)
----------------------------------------------------------------------------------------------------------

Balances,
May 31, 2002   5,172,364 $  413,788 $16,981,982    28,333   $ 23,750    $(20,237) $(16,188,577)$ 1,210,706
==========================================================================================================

                 See accompanying notes to consolidated financial statements.

                                   FS-7


                                            BIOMERICA, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
============================================================================

 FOR THE YEARS ENDED MAY 31,                            2002        2001
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                $(566,672)   $(516,232)
   Adjustments to reconcile net loss to net cash
    (used in) provided by continuing operating
    activities:
     Depreciation and amortization                      192,418      207,510
     Provision for losses on accounts receivable          3,893       (4,235)
     Provision for losses on inventory                   32,683      129,034
     Realized gain on sale of available-for-sale
     securities                                         (10,026)     (34,427)
     Write-off of intangibles                           100,320           --
     Write-off of notes receivable                        7,800           --
     Warrants and options issued for services rendered   71,507       89,336
     Common stock issued or subscribed for services
     rendered                                            85,689      265,625
     Net loss on sale of property and equipment              --        2,000
     Minority interest in net profits (loss) of
       consolidated subsidiaries                         26,154      (80,894)
     Changes in current liabilities and assets
       Accounts receivable                                9,544      176,385
       Inventories                                      (91,508)    (128,909)
       Prepaid expenses and other                       (36,705)      53,807
       Accounts payable and other accrued liabilities   (13,042)      74,319
       Accrued compensation                              52,880      (67,743)
       Other assets                                       3,992           --
----------------------------------------------------------------------------

Net cash (used in) provided by operating activities    (131,073)     165,576
----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales of available-for-sale securities                39,116       85,665
   Decrease in notes receivable                              --       16,600
   Purchases of property and equipment                  (11,728)     (61,858)
   Increase in intangible assets                        (20,436)     (20,090)
   Other assets                                              --      (19,446)
   Proceeds from sale of subsidiary                     212,500           --
----------------------------------------------------------------------------

Net cash provided by investing activities               219,452          871
----------------------------------------------------------------------------




                                            BIOMERICA, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
============================================================================

 FOR THE YEARS ENDED MAY 31,                              2002        2001
----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease under line of credit agreement          (74,331)     (20,000)
   Increase in shareholder loan                         280,000       95,000
   Change in of minority interests                       11,782       15,682
   Exercise of stock options                              1,128        6,768
   Sale of common stock, net of offering expenses        10,200      242,212
----------------------------------------------------------------------------

Net cash provided by financing activities               228,779      339,662
----------------------------------------------------------------------------

Net cash used in discontinued operations               (114,725)    (991,719)
----------------------------------------------------------------------------

Net change in cash and cash equivalents                 202,433     (485,610)

CASH AND CASH EQUIVALENTS, beginning of year            126,844      612,454
----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                $ 329,277    $ 126,844
============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
     Interest                                         $  17,539    $  19,931
============================================================================

     Income taxes                                     $   2,060    $   1,600
============================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Change in unrealized holding gain (loss) on
     available-for-sale securities                    $  (9,948)   $   5,966
============================================================================

              See accompanying notes to consolidated financial statements.

                                             FS-9

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

1. ORGANIZATION     ORGANIZATION
   AND
   LIQUIDITY        Biomerica, Inc. and subsidiaries (collectively "the
                    Company") are primarily engaged in the development, manufacture and marketing of medical diagnostic kits and the design, manufacture and distribution of various orthodontic products.

                    LIQUIDITY

                    The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002 (see Notes 2 and 13). ReadyScript and Allergy Immuno Technologies, Inc. were contributors to the Company's losses. The Company has also obtained a line of credit from a shareholder/officer (Note 6) which it has and will continue to rely on to help fund operations. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from operations and its available credit coupled with reduced costs and anticipated increased sales will enable the Company to fund operations for at least the next twelve months. There can be no assurances that the Company will be able to become profitable, generate positive cash flows from operations or obtain the necessary equity or debt financing to fund and sustain operations in the future.

2. SUMMARY OF       PRINCIPLES OF CONSOLIDATION
   SIGNIFICANT
   ACCOUNTING       The consolidated financial statements for the years
   POLICIES         ended May 31, 2002 and 2001 (see Note 3) include the
                    accounts of Biomerica, Inc. ("Biomerica"), Lancer
                    Orthodontics, Inc. ("Lancer"), Allergy Immuno
                    Technologies, Inc. ("AIT") (as discontinued operations) and ReadyScript, Inc. (as discontinued operations). All significant intercompany accounts and transactions have been eliminated in consolidation.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       ACCOUNTING ESTIMATES
   SIGNIFICANT
   ACCOUNTING       The preparation of financial statements in conformity
   POLICIES         with accounting principles generally accepted in the
   (CONTINUED)      United States of America requires management to make
                    estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.
                    Actual results could materially differ from those estimates.

                    FAIR VALUE OF FINANCIAL INSTRUMENTS

                    The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis.
                    The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, notes receivable, line of credit and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values at May 31, 2002.

                    CONCENTRATION OF CREDIT RISK

                    The Company, on occasion, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

                    The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company's sales are not materially dependent on a single customer or a small group of customers. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. No one customer accounted for 10% or more of gross accounts receivable for the year ended May 31, 2002. No one customer accounted for 10% or more of revenues for the years ended May 31, 2002 and 2001.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       At May 31, 2002, one company accounted for 17.3% of
   SIGNIFICANT      accounts payable. No company accounted for more than 10%
   ACCOUNTING       of purchases for the years ended May 31, 2002 and 2001.
   POLICIES
   (CONTINUED)
                    CASH EQUIVALENTS

                    Cash and cash equivalents consists of demand deposits, money market accounts and mutual funds with remaining maturities of three months or less when purchased.

                    AVAILABLE-FOR-SALE SECURITIES

                    The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115
                    (SFAS 115), "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in shareholders' equity. Available-for-sale securities consist of common stock of unrelated publicly-traded companies and are stated at market value in accordance with SFAS 115. Cost for purposes of computing realized gains and losses is computed on a specific identification basis. The proceeds from the sale of available-for-sale securities during fiscal 2002 and 2001 totaled $39,116 and $85,665, respectively (see Note 9). The change in the net unrealized holding (loss) gain on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(9,948) and $(5,966) for the years ended May 31, 2002 and 2001, respectively.

                                             BIOMERICA, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            YEARS ENDED MAY 31, 2002 AND 2001
=============================================================================

2. SUMMARY OF       INVENTORIES
   SIGNIFICANT
   ACCOUNTING       Inventories are stated at the lower of cost (first-in,
   POLICIES         first-out method) or market and consist primarily of
   (CONTINUED)      orthodontic products and biological chemicals. Cost
                    includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industries in which the Company operates are characterized by technological advancement and change.
                    Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

                    Inventories consist of the following:

                    MAY 31,                                            2002
                    -------------------------------------------------------

                    Raw materials                              $    797,210
                    Work in progress                                437,217
                    Finished products                             1,988,469
                    Inventory reserve                              (286,884)
                    -------------------------------------------------------
                                                                  2,936,012

                    Long-term                                       (15,000)
                    -------------------------------------------------------
                                                               $  2,921,012
                    =======================================================

                    Approximately $1,858,000 of Lancer's gross inventory is located at its manufacturing facility in Mexico as of May 31, 2002.

                    Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year-end are generally discarded during the following year.

                    PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses from retirements and dispositions are credited or charged to income.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       Depreciation and amortization are provided over the
   SIGNIFICANT      estimated useful lives of the related assets, ranging
   ACCOUNTING       from 3 to 12 years, using straight-line and declining-
   POLICIES         balance methods. Leasehold improvements are amortized
   (CONTINUED)      over the lesser of the estimated useful life of the
                    asset or the term of the lease. Depreciation expense amounted to $101,968 and $119,325 for the years ended
                    May 31, 2002 and 2001, respectively. At May 31, 2002, approximately $26,500 of property and equipment, net of accumulated depreciation and amortization, is located at Lancer's manufacturing facility in Mexico.

                    Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at May 31, 2002.

                    INTANGIBLE ASSETS

                    Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Marketing and distribution rights include repurchased sales territories. Technology use rights consists of the purchase of manufacturing assets and technology. Amortization amounted to $90,450 and $88,463 for the years ended May 31, 2002 and 2001, respectively (see Note 4).

                    The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. During the year ended May 31, 2002, management determined that a license had been impaired as Biomerica no longer manufactured the product covered by the license. The Company recorded an impairment expense for the unamortized balance of the license in the amount of $100,320 which is reflected in cost of sales in the accompanying statement of operations for the year ended May 31, 2002.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       RISKS AND UNCERTAINTIES
   SIGNIFICANT
   ACCOUNTING       LICENSES - Certain of the Company's sales of products
   POLICIES         are governed by license agreements with outside third
   (CONTINUED)      parties. All of such license agreements to which the
                    Company currently is a party are for fixed terms which will expire after ten years or upon the expiration of the underlying patents. After the expiration of the agreements or the patents, the Company is free to use the technology that had been licensed. There can be no assurance that the Company will be able to obtain future license agreements as deemed necessary by management.
                    The loss of some of the current licenses or the inability to obtain future licenses could have an adverse affect on the Company's financial position and operations.
                    Historically, the Company has successfully obtained all the licenses it believed necessary to conduct its business.

                    DISTRIBUTION - Lancer has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution, none of which are material. The Agreements range in term from one to five years. Lancer may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not not obligated to sell any specified minimum quantities of the Company's product. There can be no assurance of the volume of product sales that may be achieved by such distributors.

                    GOVERNMENT REGULATION - Biomerica's immunodiagnostic products are regulated in the United States as medical devices primarily by the FDA and as such, require regulatory clearance or approval prior to commercialization in the United States. Pursuant to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates, among other things, the clinical testing, manufacture, labeling, promotion, distribution, sale and use of medical devices in the United States. Failure of Biomerica to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant premarket clearance or premarket approval of devices, withdrawal of marketing approvals, and criminal prosecution.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       Sales of medical devices outside the United States are
   SIGNIFICANT      subject to foreign regulatory requirements that vary
   ACCOUNTING       widely from country to country. The time required to
   POLICIES         obtain registrations or approvals required by foreign
   (CONTINUED)      countries maybe longer or shorter than that required
                    for FDA clearance or approval, and requirements for licensing may differ significantly from FDA requirements.
                    There can be no assurance that Biomerica will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.

                    Lancer's products are subject to regulation by the FDA under the Medical Device Amendments of 1976 (the "Amendments"). Lancer has registered with the FDA as required by the Amendments. There can be no assurance that Lancer will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.

                    EUROPEAN COMMUNITY - Lancer is required to obtain certification in the European community to sell products in those countries. The certification requires Lancer to maintain certain quality standards. Lancer has been granted certification. However, there is no assurance that Lancer will be able to retain its certification in the future.

                    RISK OF PRODUCT LIABILITY - Testing, manufacturing and marketing of Biomerica's products entail risk of product liability. Biomerica currently has product liability insurance. There can be no assurance, however, that Biomerica will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect Biomerica against losses due to product liability. An inability could prevent or inhibit the commercialization of Biomerica's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       Lancer is subject to the same risks of product liability.
   SIGNIFICANT      Lancer currently has product liability insurance. Lancer
   ACCOUNTING       also is subject to the risk of loss of its product
   POLICIES         liability insurance and the consequent exposure to
   (CONTINUED)      liability.

                    HAZARDOUS MATERIALS - Biomerica's manufacturing and research and development involves the controlled use of hazardous materials and chemicals. Although Biomerica believes that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and Federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations.

                    STOCK-BASED COMPENSATION

                    During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net (loss) income and (loss) earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied (see Note 7). The Company has elected to account for its stock-based compensation to employees under APB 25.

                    MINORITY INTEREST

                    Minority interest represents the minority shareholders' proportionate share of the equity of Lancer. At May 31, 2002, Biomerica owned 31.63% of Lancer and 88.9% of ReadyScript. Biomerica sold its interest in AIT on May 30, 2002 (see Notes 3 and 13).

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       REVENUE RECOGNITION
   SIGNIFICANT
   ACCOUNTING       Revenues from product sales are recognized at the time
   POLICIES         the product is shipped, customarily FOB shipping point,
   (CONTINUED)      at which point title passes. An allowance is established
                    for estimated returns as revenue is recognized.

                    RESEARCH AND DEVELOPMENT

                    Research and development expenses are expensed as incurred. The Company expensed approximately $160,000 and $322,000 of research and development expenses during the years ended May 31, 2002 and 2001, respectively.

                    INCOME TAXES

                    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

                    Biomerica and Lancer file separate income tax returns for Federal and state income tax purposes.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       ADVERTISING COSTS
   SIGNIFICANT
   ACCOUNTING       The Company reports the cost of all advertising as
   POLICIES         expense in the period in which those costs are incurred.
   (CONTINUED)      Advertising costs were approximately $27,000 and $50,000
                    for the years ended May 31, 2002 and 2001, respectively.

                    LOSS PER SHARE

                    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE" ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

                    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                For the Years Ended May 31,
                                                ----------------------------
                                                        2002          2001
                    --------------------------------------------------------

                    Numerator:
                      Loss from continuing
                        operations              $   (566,672)  $   (516,232)
                      Gain (loss) from
                        discontinued operations      145,937     (2,156,086)
                    -------------------------------------------------------

                    Numerator for basic and diluted
                      net loss per common share $   (420,735)  $ (2,672,318)
                    =======================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF                                    For the Years Ended May 31,
   SIGNIFICANT                                  ----------------------------
   ACCOUNTING                                         2002          2001
   POLICIES     ------------------------------------------------------------
   (CONTINUED)      Denominator for basic net loss
                      per common share             5,100,719      4,814,790
                    Effect of dilutive securities:
                      Options and warrants                --             --
                    --------------------------------------------------------

                    Denominator for diluted net
                      loss per common share        5,100,719      4,814,790
                    ========================================================

                    Basic net loss per common share:
                      Loss from continuing
                        operations              $      (0.11)  $      (0.11)
                      Gain (loss) from
                        discontinued operations         0.03          (0.44)
                    --------------------------------------------------------

                    Basic net loss per common
                        share                   $      (0.08)  $      (0.55)
                    ========================================================

                    Diluted net loss per common share:
                      Loss from continuing
                        operations              $      (0.11)  $      (0.11)
                      Gain (loss) from
                        discontinued operations         0.03          (0.44)
                    --------------------------------------------------------

                    Diluted net loss per common
                      share                     $      (0.08)  $      (0.55)
                    ========================================================

                    The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 7.

                    As of May 31, 2002, there was a total of 3,084,886 potential dilutive shares of common stock.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       SEGMENT REPORTING
   SIGNIFICANT
   ACCOUNTING       The Financial Accounting Standards Board has issued
   POLICIES         Statement of Financial Accounting Standards No. 131
   (CONTINUED)      "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
                    INFORMATION" ("SFAS 131"). SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

                    REPORTING COMPREHENSIVE INCOME

                    In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity.

                    RECENT ACCOUNTING PRONOUNCEMENTS

                    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company adopted SFAS 141 effective July 1, 2002.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       In July 2001, the FASB issued Statement of Financial
   SIGNIFICANT      Accounting Standards No. 142 ("SFAS 142"), "Goodwill and
   ACCOUNTING       Intangible Assets", which revises the accounting for
   POLICIES         purchased goodwill and intangible assets. Under SFAS 142,
   (CONTINUED)      goodwill and intangible assets with indefinite lives will
                    no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has not yet determined the impact on the Company's financial position or results of operations as a result of the future adoption of SFAS
                    142.

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

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

2. SUMMARY OF       In April 2002, the FASB issued Statement of Financial
   SIGNIFICANT      Accounting Standards No. 145 ("SFAS 145"), "Rescission
   ACCOUNTING       of SFAS No. 44 and 64, Amendment of SFAS No. 13, and
   POLICIES         Technical Corrections," to update, clarify and simplify
   (CONTINUED)      existing accounting pronouncements. SFAS No. 4, which
                    required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended
                    SFAS No. 4, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

                    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

                    RECLASSIFICATIONS

                    Certain reclassifications have been made to the 2001 consolidated balances to conform to the 2002 presentation.

3. CONSOLIDATED     Lancer is engaged in the design, manufacture and
   SUBSIDIARIES     distribution of orthodontic products. During 2002, Lancer
                    issued 37,595 shares to Biomerica as reimbursement for expenses paid on Lancer's behalf. The Company valued these shares at $8,271. Biomerica's direct ownership percentage of Lancer is 31.63% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of May 31, 2002.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

3. CONSOLIDATED     AIT provided immune allergy testing and products to
   SUBSIDIARIES     physicians and medical institutions. On May 30, 2002,
   (CONTINUED)      Biomerica received $212,500 for primarily all its
                    interest in AIT and recorded a gain of $224,481 on the sale. Subsequent to the sale, Biomerica held 1.4% of the outstanding shares of AIT. The gain and loss from operations are included in discontinued operations in the accompanying consolidated statement of operations for the year ended May 31, 2002 (See Note 13).

                    The Company's fiscal 2001 losses were partially the result of its investment in ReadyScript. The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001
                    (see Note 13). The net assets and operating results of ReadyScript are included in the accompanying consolidated financial statements as discontinued operations and are held for sale.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

3. CONSOLIDATED     Operating results for Lancer, AIT and ReadyScript in the
   SUBSIDIARIES     aggregate for the years ended May 31, 2002 and 2001,
   (CONTINUED)      which are included in the consolidated operating results
                    of the Company, are as follows:

                                                     2002          2001
                    --------------------------------------------------------

                    Net sales                   $ 6,022,331   $ 5,927,603
                    Cost of sales                 4,159,048     3,994,161
                    --------------------------------------------------------

                        Gross profit              1,863,283     1,933,442
                    --------------------------------------------------------

                    Operating expenses:
                       Selling, general and
                         administrative           1,759,920     1,959,539
                       Research and development       3,842        71,505
                    --------------------------------------------------------

                         Total operating expenses 1,763,762     2,031,044
                    --------------------------------------------------------

                    Other income (expense):
                       Interest expense, net        (17,182)      (19,931)
                       Other income, net            (43,295)        1,474
                    --------------------------------------------------------

                                                    (60,477)      (18,457)
                    --------------------------------------------------------

                    Income (loss) from continuing
                       operations before income
                       taxes                         39,044      (116,059)

                    Income tax expense                1,260           800
                    --------------------------------------------------------

                    Net income (loss) from
                       continuing operations         37,784      (116,859)

                    Discontinued operations of AIT
                     and ReadyScript:
                       Income (loss) from discontinued
                       operations, net              (78,544)   (2,156,086)
                    --------------------------------------------------------

                    Net income (loss)           $    40,760   $(2,272,945)
                    ========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

4. INTANGIBLE       Intangible assets, net of accumulated amortization,
   ASSETS           consist of the following:

                    MAY 31,                                            2002
                    -------------------------------------------------------

                    Marketing and distribution rights         $     442,750
                    Technology use rights                           858,328
                    Patents and other intangibles                    33,225
                    -------------------------------------------------------
                                                                  1,334,303

                    Less accumulated amortization                (1,218,122)
                    -------------------------------------------------------

                                                              $     116,181
                   ========================================================

                    Included in marketing and distribution rights are repurchased sales territories by Lancer which are being amortized straight-line over the estimated useful life of eighteen years. In each of the fiscal years 2002 and 2001, the Company recorded amortization expense of $24,900 related to repurchased sales territories.

                    During fiscal 1985, Lancer purchased certain assets and technology which is being amortized straight-line over the estimated useful life of eighteen years. Lancer recorded amortization expense of $48,696 for each of the years ended May 31, 2002 and 2001 related to these assets.

                    During the year ended May 31, 2002, management determined that a license had been impaired as Biomerica no longer manufactured the product covered by the license. The Company recorded an impairment expense for the unamortized balance of the license in the amount of $100,320 which is reflected in cost of sales in the accompanying statement of operations for the year ended May 31, 2002. Amortization expense related to licenses and other intangibles which is included in the accompanying consolidated statements of operations amounted to $16,854 and $14,867 for the years ended
                    May 31, 2002 and 2001, respectively.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

5. LINE OF          At May 31, 2001, Lancer had a line of credit with a bank
   CREDIT           for borrowings up to $300,000. The line of credit bore
                    interest at prime plus 1.25% per annum (8.25% at May 31, 2001). Allowable borrowings were limited to specified percentages of eligible accounts receivable. The line of credit terminated on October 24, 2001.

                    Effective October 24, 2001, Lancer obtained a new line of credit with a new lender for borrowing up to $400,000 which is limited to specified percentages of eligible accounts receivable. The outstanding balance at May 31, 2002 was $65,669. The initial drawings were used to pay off in full the outstanding balance on the previous line of credit. The unused portion available under the line of credit at May 31, 2002, was approximately $229,000. The new line of credit bears interest at prime plus 2% per annum, but in no event shall it be lower than 8% (8.00% at May 31, 2002). In addition to interest, a management fee of 0.25% on the average monthly outstanding loan balance and an unused balance fee of 0.0425% on the average monthly unused portion available are required. The line of credit expires on October 24, 2003.

                    The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth of $2,100,000, and prohibits the advancing of funds to Biomerica. Lancer is not required to maintain compensating balances in connection with this lending agreement. The Company was in compliance with its debt covenants at May 31, 2002.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

5. LINE OF          The following summarizes information on short-term
   CREDIT           borrowings for the year ended May 31, 2002:

                    MAY 31,                                          2002
                    -------------------------------------------------------

                    Average month end balance                   $   165,125
                    Maximum balance outstanding at any
                     month end                                  $   223,103
                    Weighted average interest rate (computed
                      by dividing interest expense by average
                      monthly balance)                                10.6%
                    Interest rate at year end                          8.0%
                    =======================================================

6. RELATED PARTY    SHAREHOLDER LINE OF CREDIT
   TRANSACTIONS

                    Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bears interest at 8%, is secured by accounts receivable and inventory, and expires September 13, 2003. There was $365,000 outstanding under this line of credit at May 31, 2002, of which $30,000 was repaid subsequent to May 31, 2002.

                    SHAREHOLDER LOAN

                    During 2002 a shareholder advanced the Company $10,000. The loan bears interest at 8%.

                    During 2002 and 2001, the Company incurred $19,661 and $1,051, respectively, in interest expense related to the shareholder line of credit and loan, all of which is accrued as of May 31, 2002.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

6. RELATED PARTY    ACCRUED COMPENSATION
   TRANSACTIONS
                    Two officers, who are also shareholders of the Company agreed to defer a portion of their salaries. At May 31, 2002 approximately $63,000 of deferred officer's salary is included in accrued compensation in the accompanying consolidated financial statements. Approximately $121,000 of the total accrued compensation is due to the former chief executive officer's estate.

                    See additional related party transactions in Note 11.

7. SHAREHOLDERS'    1991, 1995 AND 1999 STOCK OPTION AND RESTRICTED STOCK
   EQUITY           PLANS
                    In December 1991, the Company adopted a stock option and restricted stock plan (the "1991 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 350,000 of the Company's unissued common stock may be granted to officers, employees or consultants of the Company.
                    Options granted under the 1991 Plan may be granted at prices not less than 85% of the then fair market value of the common stock, vest at not less than 20% per year and expire not more than 10 years after the date of grant.

                    In January 1996, the Company adopted a stock option and restricted stock plan (the "1995 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 500,000 of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. Options granted under the 1995 Plan may be granted at prices not less than 85% of the then fair market value of the common stock and expire not more than 10 years after the date of grant.

                    In August 1999, the Company adopted a stock option and restricted stock plan (the "1999 Plan" which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 1,000,000 of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. As of January 1, of each calendar year, commencing January 1, 2000, this amount is subject to automatic annual increases equal the lesser of 1.5% of the total number of outstanding common shares assuming conversion of convertible securities or 500,000. Options granted under the 1999 Plan may be granted at prices not less than 85% of the then fair market value of the common stock and expire not more than 10 years after the date of grant.

                    During 1999, the Company granted options to purchase 2,000, 179,850 and 27,900 shares of its common stock at an exercise prices of $0.90, $0.86 and $0.85, respectively, to employees and 2,000 and 7,000 shares to non-employees, at exercise prices of $0.90 and $0.86, respectively. The intrinsic value of the options issued to employees was $0, and the fair value of options issued to non-employees was $4,826 and will be amortized over the service period of four years.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

7. SHAREHOLDERS'    On June 3, 1999, the Company, issued 8,000 shares of
   EQUITY           common stock to a consultant for services provided. The
   (CONTINUED)      Company valued these shares at $16,000.

                    On June 11, 1999, the Company issued 1,150,000 and 50,000 options to purchase shares of the Company's stock to employees and non-employees, respectively, for services provided. The purchase price of the options is $3.00 per share. The options vest immediately and are exercisable for a period of ten years. The intrinsic value of the options issued to employees was $0. The Company recorded $58,806 related to the fair value of options granted to non-employees. In addition, the Company issued 1,000,000 stock purchase warrants to unaffiliated entities for consulting and fund-raising services rendered. The holder is granted the right to purchase common stock at an exercise price of $3.00 per share through the year 2005. The fair value of these warrants was $1,176,126. Of this, $588,063 was expensed for consulting services and $588,063 was recorded as a reduction of paid-in-capital in connection with the private placement as discussed below.

                    During 2000, the Company granted 726,000 options, of which 564,000 options were subsequently cancelled during 2000, and 50,000 options to purchase shares of the Company's stock to employees and non-employees, respectively. The purchase price of the options range from $1.38 to $3.88 per share. The options issued to employees were valued at $25,135 using the intrinsic method and will be amortized to expense over the vesting period of one year. The options issued to non-employees were valued at $80,810 under the fair value method and will be amortized to expense over the vesting period of one year.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

7. SHAREHOLDERS'    During 2000, the Company agreed to grant warrants to
   EQUITY           three medical groups in exchange for services. During
   (CONTINUED)      2001, the Company issued 5,000 of these warrants at an
                    exercise price of $3.25. The Company recorded $17,372 of expense related to the fair value of these warrants in 2000. These warrants were canceled during the year ended
                    May 31, 2002.

                    During each of the years ended May 31, 2002 and 2001, the Company recorded compensation expense of $1,207 related to the amortization of the fair value of options to purchase common stock issued prior to June 1, 1999.

                    During 2001, the Company granted 257,000 and 6,000 options to purchase shares of the Company's stock to employees and non-employees, respectively. The purchase price of the options range from $0.50 to $1.50 per share. Management recorded $0 and $18,720, respectively, during the years ended May 31, 2002 and 2001 of expense related to the granting of options to employees. Management recorded $1,386 during each of the years ended May 31, 2002 and 2001 of expense related to the granting of options to non-employees.

                    During 2001, the Company issued 57,424 warrants to purchase shares of the Company's stock to various employees. The warrants have an exercise price of $2.00. Management assigned a value of $0 to these options.

                    During 2001, the Company, agreed to extend the expiration date of 33,875 expiring options issued to employees. Management assigned a value of $0 to these options.

                    During 2002, the Company granted approximately 229,000 options to purchase shares of the Company's stock to employees for services rendered. The purchase price of the options ranges from $0.42 to $0.90 per share. Management recorded $1,612 during the year ended May 31, 2002 of expense related to the granting of options to employees.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

7. SHAREHOLDERS'    Activity as to stock options and warrants under the 1991,
   EQUITY           1995 and 1999 plans are as follows:
   (CONTINUED)

                                                                   WEIGHTED
                                        NUMBER                     AVERAGE
                                        OF STOCK     PRICE RANGE   EXERCISE
                                        OPTIONS       PER SHARE     PRICE
                    -------------------------------------------------------
                    Options outstanding
                     at May 31, 2000    3,557,300   $.85 - $5.00   $ 3.15
                    Options granted       268,000   $.50 - $3.25   $  .91
                    Warrants granted       57,434   $       2.00   $ 2.00
                    Options exercised      (8,500)  $.50 - $ .86   $  .77
                    Options canceled
                     or expired          (730,000)  $.50 - $5.00   $ 4.75
                    -------------------------------------------------------


                    Options outstanding
                     at May 31, 2001    3,144,234   $.50 - $3.25   $ 2.58
                    Options granted       229,254   $.42 - $ .90   $  .59
                    Warrants granted            -   $          -   $    -
                    Options exercised      (1,625)  $.50 - $. 86   $  .69
                    Options canceled
                     or expired          (286,977)  $.50 - $3.25   $ 1.49
                    -------------------------------------------------------

                    Options and warrants
                     outstanding at
                     May 31, 2002       3,084,886   $.42 - $3.00   $ 2.53
                    =======================================================

                    Options and warrants
                     exercisable at
                     May 31, 2002       2,198,755   $.42 - $3.00   $ 2.43
                     ======================================================

                    The weighted average fair value of options and warrants granted during 2002 and 2001 was $0.40 and $0.93, respectively.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

7. SHAREHOLDERS'    The following summarizes information about the Company's
   EQUITY           stock options and warrants outstanding at May 31, 2002:
   (CONTINUED)

                                       WEIGHTED
                                       AVERAGE
                                      REMAINING  WEIGHTED  NUMBER    WEIGHTED
               RANGE OF     NUMBER   CONTRACTUAL AVERAGE EXERCISABLE AVERAGE
               EXERCISE  OUTSTANDING   LIFE IN   EXERCISE AT MAY 31, EXERCISE
               PRICES    MAY 31, 2002   YEARS    PRICE       2000    PRICE
               -------------------------------------------------------------
               $ .42-$ .90    469,511    3.55    $  .65    421,354  $  .66
               $1.09-$1.91    267,375    2.19    $ 1.63    192,625  $ 1.71
               $2.62-$3.00  2,348,000    2.06    $ 2.99  1,584,776  $ 2.99

               =============================================================

                    SFAS 123 PRO FORMA INFORMATION

                    Pro forma information regarding loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended May 31, 2002 and 2001; risk free interest rates ranging from 3.14% to 6.65%; dividend yield of 0%; expected life of the options ranging from one to three years; and volatility factors of the expected market price of the Company's common stock ranging from 105% to 200%.

                    The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

7. SHAREHOLDERS'    For purposes of pro forma disclosures, the estimated fair
   EQUITY           value of the options is amortized to expense over the
   (CONTINUED)      option vesting period. Adjustments are made for options
                    forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per share (basic and diluted) had compensation costs for the Company's stock option plans been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 are as follows:

                    MAY 31,                                2002          2001
                    ---------------------------------------------------------

                    Net loss from continuing
                      operations, as reported      $  (566,672)  $  (516,232)
                    Adjustment to compensation
                      expense under SFAS 123          (629,098)   (1,094,095)
                    ---------------------------------------------------------

                    Net loss from continuing
                      operations, pro forma        $(1,195,770)  $(1,610,327)
                    =========================================================

                    Pro forma net loss from
                      continuing operations
                      per share - basic            $     (0.23)  $     (0.33)
                   ==========================================================

                    Pro forma net loss from
                      continuing operations
                      per share - diluted          $     (0.23)  $     (0.33)
                    =========================================================

                    MAY 31,                                2002          2001
                    ---------------------------------------------------------

                    Net income (loss) from
                      discontinued operations,
                      as reported                  $   145,937   $(2,156,086)
                    Adjustment to compensation
                      expense under SFAS 123                --            --
                    ---------------------------------------------------------

                    Net loss from discontinued
                       operations, pro forma       $   145,937   $(2,156,086)
                    =========================================================

                    Pro forma net loss from
                      discontinued operations
                      per share - basic            $       .03   $     (0.45)
                    =========================================================

                    Pro forma net loss from
                      discontinued operations
                      per share - diluted          $       .03   $     (0.45)
                    =========================================================

                                             BIOMERICA, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            YEARS ENDED MAY 31, 2002 AND 2001
=============================================================================

7. SHAREHOLDERS'    STOCK ACTIVITY
   EQUITY
   (CONTINUED)      During 2001, the Company, agreed to issue 20,000 shares
                    of common stock to a consultant for services provided.
                    The Company valued these subscribed shares at $20,000. As of May 31, 2002, the shares have not been issued and accordingly have been classified as common stock subscribed.

                    During 2001, the Company sold 239,450 shares of its common stock at an average selling price of $1.016 per share. Proceeds to the Company were $242,212, net of offering costs of $1,140. At May 31, 2001, 113,375 of the shares had been issued. The remaining 126,075 shares valued at $90,774 were issued during 2002.

                    During 2001, the Company, issued 34,643 (on August 4, 2000 as to 2,083 and May 18, 2001 as to 32,560) and
                    159,091 (on September 8, 2000 as to 109,091 and September 22, 2000 as to 50,000)shares of common stock to various vendors and consultants for satisfaction of payables and services provided, respectively. The Company valued these shares at $38,615 and $245,625, respectively.

                    During 2002, the Company sold 14,166 shares of its common stock at a selling price of $0.72 per share. Proceeds to the Company were $10,200.

                    During 2002, the Company, issued 108,000 (on November 20, 2001 as to 68,750, April 25, 2002 as to 8,680, February
                    14, 2002 as to 22,320, March 22, 2002 as to 6,250 and
                    April 23, 2002 as to 2,000) shares of common stock to various consultants for services provided. The Company valued these shares at $64,200.

                    During 2002, the Company, issued 31,819 shares of common stock to employees as compensation. The Company valued these shares at $17,739.

                    During 2002, the Company agreed to issue 8,333 shares of common stock to an employee as compensation. The Company valued these subscribed shares at $3,750. As of May 31, 2002, the shares have not been issued and accordingly have been classified as common stock subscribed.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

7. SHAREHOLDERS'    SUBSIDIARY OPTIONS AND WARRANTS
   EQUITY
   (CONTINUED)      During 1999, Lancer granted options to purchase 138,500
                    shares of its common stock at an exercise price of $1.00 to employees and options to purchase 29,000 shares of its common stock to non-employees, at an exercise price of $1.00 for services rendered. During 1999, management recorded $0 and $9,171 of expense related to the granting of these options issued to employees and non-employees, respectively.

                    During 2000, Lancer granted options to purchase 15,000 shares of its common stock at an exercise price of $0.85 to employees for services rendered. Management assigned a value of $0 to these options.

                    During 2001, Lancer granted options to purchase 177,000 shares of its common stock at an exercise prices of $0.25 to $0.875 to employees.

                    During the year ended May 31, 2002, Lancer granted 20,000 options to purchase shares of the Lancer's common stock at an exercise price of $0.40 to an employee of the Lancer, which have a term of one year. Management assigned A value of $0 to these options.

                    There were 239,000 options outstanding and exercisable (at a weighted average exercise price of $.83) to acquire Lancer common stock at May 31, 2002.

                    During 2001, ReadyScript granted options to purchase 1,574,287 shares of its common stock at an exercise price of $0.25 to employees. Management assigned a value of $0 to these options.

                    During 2001, ReadyScript entered into convertible Promissory Notes totaling $835,000. As of May 31, 2001, $782,000 of that debt had been converted into 1,500,175 shares of ReadyScript common stock. The Company recorded an increase to additional paid-in-capital of $713,014 as a result of this conversion.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

8. INCOME TAXES     Income tax expense from continuing operations for the
                    years ended May 31, 2002 and 2001 consists of the following current provisions:

                    MAY 31,                                 2002       2001
                    --------------------------------------------------------

                    U.S. Federal                       $      --    $     --

                    State and local                        2,060       1,600
                    --------------------------------------------------------

                                                       $   2,060    $  1,600
                   =========================================================

                    Income tax expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following:

                    MAY 31,                                2002        2001
                    --------------------------------------------------------

                    Computed "expected" tax
                      benefit                        $ (197,614)  $ (180,121)
                    Increase (reduction) in income
                      taxes resulting from:
                       Meals and entertainment            5,363        8,684
                       Change in valuation allowance    168,831      131,868
                       Equity in earnings of affiliates
                         not subject to taxation
                         because of dividends-
                         received deduction
                         for tax purposes                23,420       39,569
                       State income taxes                 2,060        1,600
                    --------------------------------------------------------

                                                     $    2,060   $    1,600
                   =========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

8. INCOME TAXES     The tax effect of temporary differences that give rise to
   (CONTINUED)      significant portions of liabilities are presented below.

                    MAY 31,                                            2002
                    --------------------------------------------------------

                    Deferred tax assets:
                      Accounts receivable, principally
                        due to allowance for doubtful
                        accounts and sales returns               $    79,000
                      Inventories, principally due to
                        additional costs inventoried for
                      tax purposes pursuant to the Tax
                        Reform Act of 1986 and
                        allowance for inventory
                        obsolescence                                 143,000
                      Compensated absences and
                        deferred payroll, principally due
                        to accrual for financial reporting
                        purposes                                     101,000
                      Net operating loss
                        carryforwards                              2,593,000
                      Tax credit carryforwards                       166,000
                      Investment in affiliates                       390,000
                    --------------------------------------------------------

                                                                   3,472,000

                    Less valuation allowance                      (3,398,000)
                    --------------------------------------------------------

                    Net deferred tax asset                            74,000

                    Deferred tax liability:
                      Marketing rights, principally due
                        to amortization                              (74,000)
                    --------------------------------------------------------

                    Net deferred tax liability                    $       --
                   =========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

8. INCOME TAXES     The Company has provided a valuation allowance with
   (CONTINUED)      respect to substantially all of its deferred tax assets
                    as of May 31, 2002 and 2001. Management provided such allowance as it is currently more likely than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods.

                    As of May 31, 2002, Biomerica had net tax operating loss carryforwards of approximately $5,171,000 and investment tax and research and development credits of approximately $62,000, which are available to offset future Federal tax liabilities. The carryforwards expire at varying dates from 2002 to 2022. As of May 31, 2002, Biomerica has net operating tax loss carryforwards of approximately $1,152,000 available to offset future state income tax liabilities, which expire through 2012.

                    As of May 31, 2002, Lancer had net tax operating loss carryforwards of approximately $2,037,000 and business tax credits of approximately $80,000 available to offset future Federal tax liabilities. The carryforwards expire through 2021. As of May 31, 2002, Lancer has net tax operating loss carryforwards of approximately $185,000 and business tax credits of approximately $24,000 available to offset future state income tax liabilities. The state carryforwards expire at varying dates through 2011.

                    The Tax Reform Act of 1986 includes provisions which limit the Federal net operating loss carryforwards available for use in any given year if certain events, including a significant change in stock ownership, occur.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

9. INSURANCE        Management of Lancer completed an assessment of two
   CLAIM            occurrences of theft of inventory located at its
   RECEIVABLE       wholly-owned and consolidated subsidiary, Lancer De
                    Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $82,000, valued at standard cost, which has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable. Subsequent to year-end, the Company received
                    $51,000 as an initial payment on the claim. The Company expects to receive an aggregate amount above cost representing the value of the stolen inventory at net average selling price, less commissions and royalties.

10. BUSINESS        Reportable business segments are identified by product
    SEGMENTS        line and for the years ended May 31, 2002 and 2001 are
                    as follows:

                                                         2002          2001
                    --------------------------------------------------------

                    Domestic sales:
                       Orthodontic products        $ 3,031,000   $ 3,018,000
                    ========================================================

                       Medical diagnostic products $ 1,223,000   $ 1,581,000
                    ========================================================

                    Foreign sales:
                       Orthodontic products        $ 2,991,000   $ 2,910,000
                    ========================================================

                       Medical diagnostic products $ 1,353,000   $ 1,330,000
                    ========================================================

                    Net sales:
                       Orthodontic products        $ 6,022,000   $ 5,928,000
                       Medical diagnostic products   2,576,000     2,911,000
                    --------------------------------------------------------

                    Total                          $ 8,598,000   $ 8,839,000
                    ========================================================

                    Operating profit (loss):
                       Orthodontic products        $    99,000   $   (98,000)
                       Medical diagnostic products    (565,000)     (520,000)
                    --------------------------------------------------------

                    Total                          $  (466,000)  $  (618,000)
                    ========================================================

                    Operating loss from discontinued
                     segment:
                       AIT                         $   (75,790)  $   (62,654)
                       ReadyScript                      (2,754)   (2,093,432)
                    --------------------------------------------------------

                    Total                          $   (78,544)  $(2,156,086)
                    ========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

10.  BUSINESS SEGMENTS
     (CONTINUED)                                          2002          2002
                                                  ==========================
                    Domestic long-lived assets:
                       Orthodontic products        $   110,000   $   196,000
                       Medical diagnostic products     208,000       364,000
                    --------------------------------------------------------

                    Total                          $   318,000   $   560,000
                    ========================================================

                    Foreign long-lived assets:
                       Orthodontic products        $    27,000   $    45,000
                       Medical diagnostic products          --            --
                    --------------------------------------------------------

                    Total                          $    27,000   $    45,000
                    ========================================================

                    Total assets:
                       Orthodontic products        $ 3,646,000   $ 3,737,000
                       Medical diagnostic products   1,631,000     1,575,000
                    --------------------------------------------------------

                    Total                          $ 5,277,000   $ 5,312,000
                    ========================================================

                    Depreciation and amortization
                     expense:
                       Orthodontic products        $    85,000   $   122,000
                       Medical diagnostic products     107,000        86,000
                    --------------------------------------------------------

                    Total                          $   192,000   $   208,000
                    ========================================================

                    Capital expenditures:
                       Orthodontic products        $     4,000   $     9,000
                       Medical diagnostic products       8,000        53,000
                    --------------------------------------------------------

                    Total                          $    12,000   $    62,000
                    ========================================================

                    The net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during fiscal years 2002 and 2001. No customer accounted for more than 10% of net sales during fiscal years 2002 and 2001.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

10. BUSINESS        Geographic information regarding net sales and operating
    SEGMENTS        loss is as follows:

                                                          2002          2001
                    --------------------------------------------------------

                    Net sales:
                       United States               $ 4,254,000   $ 4,599,000
                       Europe                        2,313,000     2,207,000
                       South America                   498,000       558,000
                       Asia                            199,000       221,000
                       Other foreign                 1,334,000     1,254,000
                    --------------------------------------------------------

                    Total net sales                $ 8,598,000   $ 8,839,000
                    ========================================================

                    Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Identifiable assets are held primarily in the United States.

11. COMMITMENTS     OPERATING LEASES
    AND
    CONTINGENCIES   Biomerica leases its primary facility under a non-
                    cancelable operating lease expiring October 31, 2005, with monthly base rent of $15,000 with a 3% increase effective September 1, 2003. These facilities are owned and operated by four of the Company's shareholders.
                    Management believes there would be no significant difference in the value of the leases if they were with a third party. Total rent expense for this facility was approximately $179,000 and $169,000 during the years ended May 31, 2002 and 2001, respectively.

                    Biomerica subleased a portion of the facility under a non-cancelable operating lease expiring May 16, 2003, with monthly base rental income of $1,642.

                    Biomerica entered into a non-cancelable operating lease for a copier in November 2001 which expires November 2006, which requires monthly rentals of $279. Total expense for the copier was approximately $2,000 during the year ended May 31, 2002.

11. COMMITMENTS     Lancer leases its main facility under a non-cancelable
    AND             operating lease expiring December 31, 2003, as extended,
    CONTINGENCIES   which requires monthly rentals that increase annually,
                    from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $8,894 at May 31, 2002, and is included in accrued liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for each of the years ended May 31, 2002 and 2001 was approximately $69,000.

                    Lancer entered into a non-cancelable operating lease for its Mexico subsidiary which expires March 2006, which requires average monthly rentals of approximately $6,000. Total expense for this facility was approximately $69,000 and $74,000 during the years ended May 31, 2002 and 2001, respectively.

                    Lancer entered into a non-cancelable operating lease for a copier in February 2002 which expires February 2006, which requires monthly rentals of $189. Total expense for the copier was approximately $2,000 during the year ended May 31, 2002.

                    Rental expense for all operating leases amounted to approximately $321,000 and $332,000 for the years ended May 31, 2002 and 2001, respectively. The future annual minimum payments, net of sublease income, are as follows:

                    YEARS ENDING MAY 31,                              Amount
                    --------------------------------------------------------

                    2003                                         $   307,793
                    2004                                             302,057
                    2005                                             259,188
                    2006                                             139,298
                    2007                                               1,674
                    --------------------------------------------------------

                    Minimum lease payments, net                  $ 1,010,010
                    --------------------------------------------------------

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

11. COMMITMENTS     MANUFACTURING AGREEMENT
    AND
    CONTINGENCIES   In May 1990, the Company entered into a manufacturing
    (CONTINUED)     subcontractor agreement (the "Manufacturing Agreement"),
                    whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. Effective April 1,
                    1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in above under LEASES.
                    Since October 2000, the manufacturing agreement was operated on a month-to-month basis. During fiscal 2002, the operations in Mexico were transferred into a newly created Mexican corporation (Lancer de Mexico) and became a wholly-owned and consolidated subsidiary of the Company. This subsidiary now also administers services previously provided by an independent manufacturing contractor. Should the company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At May
                    31, 2002, this obligation was approximately $365,000.
                    Such obligation is contingent in nature and accordingly has not been accrued in the accompanying consolidated balance sheet.

                    LICENSE AND ROYALTY AGREEMENT

                    Lancer has entered into various of license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements are for various durations expiring through 2007 and they require the Company to make payments based on the sales of the individual licensed products.

                    Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

11. COMMITMENTS     RETIREMENT SAVINGS PLAN
    AND
    CONTINGENCIES   Effective September 1, 1986, the Company established a
    (CONTINUED)     401(k) plan for the benefit of its employees. The plan
                    permits eligible employees to contribute to the plan up to the maximum percentage of total annual compensation allowable under the limits of Internal Revenue Code
                    Sections 415, 401(k) and 404. The Company, at the discretion of its Board of Directors, may make contributions to the plan in amounts determined by the Board each year. No contributions by the Company have been made since the plan's inception.

                    LITIGATION

                    The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

                    NASDAQ SMALL CAP MARKET LISTING REQUIREMENTS

                    The Company was notified by NASDAQ that it was no longer in compliance with either the minimum $2,000,000 net tangible assets or $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Small Cap Market under Marketplace rule 4310(c)(2)(B). Effective June 20, 2002, the Company was delisted. The Company's securities were immediately eligible for trade on the OTC Bulletin Board.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

12. CONDENSED       Lancer's line-of-credit prohibits the transfer or
    FINANCIAL       dividend of funds to Biomerica, Inc. As a result, the
    INFORMATION     following condensed unconsolidated balance sheet for
    OF PARENT       Biomerica, Inc. as of May 31, 2002, and the condensed
    COMPANY         unconsolidated statements of operations and cash flows
                    for the years ended May 31, 2002 and 2001 have been provided. No cash dividends were paid by the consolidated subsidiaries (see Note 3) during the years ended May 31, 2002 and 2001.

                                 CONDENSED UNCONSOLIDATED BALANCE SHEET

                     MAY 31,                                        2002
                    --------------------------------------------------------

                                                ASSETS

                    CURRENT ASSETS:
                         CASH                                    $   200,692
                         AVAILABLE-FOR-SALE SECURITIES                 2,532
                         ACCOUNTS RECEIVABLE, NET                    300,651
                         INVENTORIES                                 833,253
                         NOTES RECEIVABLE                              2,419
                         PREPAID EXPENSES AND OTHER                   68,199
                    --------------------------------------------------------

                    TOTAL CURRENT ASSETS                           1,407,746

                    INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED
                      SUBSIDIARY, RESTRICTED                         960,763
                    INVENTORY, NON-CURRENT                            15,000
                    PROPERTY AND EQUIPMENT, NET                      180,255
                    INTANGIBLE ASSETS                                 27,625
                    OTHER                                                 --
                    --------------------------------------------------------

                                                                 $ 2,591,389
                    ========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

12. CONDENSED       CONDENSED UNCONSOLIDATED BALANCE SHEET (CONTINUED)
    FINANCIAL
    INFORMATION     MAY 31,                                           2002
    OF PARENT       --------------------------------------------------------
    COMPANY
    (CONTINUED)              LIABILITIES AND SHAREHOLDERS' EQUITY

                    CURRENT LIABILITIES:
                      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES   $   466,507
                      ACCRUED COMPENSATION                           212,989
                      CURRENT PORTION OF SHAREHOLDERS LOANS           30,000
                    --------------------------------------------------------

                    TOTAL CURRENT LIABILITIES                        709,496
                    --------------------------------------------------------
                    SHAREHOLDER LOANS, NET OF CURRENT PORTION        345,000

                    EQUITY IN LOSSES OF UNCONSOLIDATED
                      SUBSIDIARIES, NET OF ADVANCES,
                      UNRESTRICTED                                   326,187
                    --------------------------------------------------------

                    SHAREHOLDERS' EQUITY:
                      COMMON STOCK                                   437,538
                      ADDITIONAL PAID-IN CAPITAL                  16,981,982
                      ACCUMULATED OTHER COMPREHENSIVE LOSS           (20,237)
                      ACCUMULATED DEFICIT                        (16,188,577)
                    --------------------------------------------------------

                    TOTAL SHAREHOLDERS' EQUITY                     1,210,706
                    --------------------------------------------------------

                                                                 $ 2,591,389
                   =========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

12. CONDENSED              CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
    FINANCIAL
    INFORMATION     MAY 31,                                2002         2001
    OF PARENT       --------------------------------------------------------
    COMPANY
    (CONTINUED)     NET REVENUES                    $ 2,575,723  $ 2,911,649
                    COST OF SALES                     1,903,414    2,048,757
                    --------------------------------------------------------

                        GROSS PROFIT                    672,309      862,892
                    --------------------------------------------------------

                    OPERATING EXPENSES:
                    SELLING, GENERAL AND
                      ADMINISTRATIVE                  1,081,335    1,132,519
                    RESEARCH AND DEVELOPMENT            155,916      250,616
                    --------------------------------------------------------

                    TOTAL OPERATING EXPENSES          1,237,251    1,383,135
                    --------------------------------------------------------

                        OPERATING LOSS                 (564,942)    (520,243)

                    OTHER INCOME/(EXPENSE)              (12,560)      40,776
                    --------------------------------------------------------

                    LOSS FROM OPERATIONS BEFORE INTEREST
                        IN NET INCOME OF CONSOLIDATED
                        SUBSIDIARIES AND INCOME TAXES  (577,502)    (479,467)

                    INTEREST IN NET INCOME (LOSS) OF
                    CONSOLIDATED SUBSIDIARIES            11,630      (35,965)

                    INTEREST IN NET LOSS OF CONSOLIDATED
                        SUBSIDIARIES - DISCONTINUED
                        OPERATIONS                      (78,544)  (2,156,086)
                    GAIN ON SALE OF SUBSIDIARY          224,481           --
                    --------------------------------------------------------

                    LOSS FROM OPERATIONS BEFORE INCOME
                        TAXES                          (419,935)  (2,671,518)

                    INCOME TAX EXPENSE                      800          800
                    --------------------------------------------------------

                    NET LOSS                        $  (420,735) $(2,672,318)
                    ========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

12. CONDENSED            CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
    FINANCIAL
    INFORMATION          FOR THE YEARS ENDED MAY 31,       2002         2001
    OF PARENT            ---------------------------------------------------
    COMPANY
    (CONTINUED)         CASH FLOWS FROM OPERATING ACTIVITIES:
                         NET LOSS FROM CONTINUING
                          OPERATIONS                  $(420,735) $(2,672,318)

                        ADJUSTMENTS TO RECONCILE NET
                         INCOME TO NET CASH (USED IN)
                         PROVIDED BY OPERATING
                         ACTIVITIES:
                         DEPRECIATION AND AMORTIZATION   84,648       76,311
                        REALIZED (GAIN) LOSS ON
                         SALE OF AVAILABLE-FOR-SALE
                         SECURITIES                     (10,026)     (34,427)
                        LOSS OF SUBSIDIARIES             66,914    2,192,051
                        OPTIONS AND WARRANTS ISSUED
                         FOR SERVICES RENDERED           71,507       89,336
                        COMMON STOCK ISSUED OR
                         SUBSCRIBED FOR SERVICES
                         RENDERED                        85,689      265,625
                        LOSS ON DISPOSAL OF ASSETS           --        2,000
                         GAIN ON SALE OF SUBSIDIARY    (224,481)          --
                        INCREASE IN INVESTMENT IN
                         AND ADVANCES TO
                         CONSOLIDATED SUBSIDIARIES     (153,637)  (1,020,476)
                         WRITE-OFF OF INTANGIBLES       100,320           --
                         WRITE-OFF OF NOTES RECEIVABLE    7,800           --
                         NET CHANGE IN OTHER CURRENT
                          ASSETS AND CURRENT
                          LIABILITIES                    78,526      166,406
                         ---------------------------------------------------

                         NET CASH USED IN OPERATING
                          ACTIVITIES                   (313,475)    (935,492)
                             -----------------------------------------------

                         CASH FLOWS FROM INVESTING ACTIVITIES:
                          SALES OF AVAILABLE-FOR-SALE
                           SECURITIES                    39,116       85,665
                          PRINCIPAL PAYMENTS RECEIVED
                           ON NOTES RECEIVABLE               --       16,600
                          INCREASE IN INTANGIBLE ASSETS (20,436)     (20,000)
                          PROCEEDS FROM SALE OF
                           SUBSIDIARY                   212,500           --
                          PURCHASE OF PROPERTY AND
                           EQUIPMENT                     (8,341)          --
                          --------------------------------------------------

                         NET CASH PROVIDED BY INVESTING
                          ACTIVITIES                    222,839       82,265
                         ---------------------------------------------------



                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

12. CONDENSED              CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS,
    FINANCIAL                                      CONTINUED
    INFORMATION
    OF PARENT       FOR THE YEARS ENDED MAY 31,             2002        2001
    COMPANY         --------------------------------------------------------
    (CONTINUED)
                    CASH FLOWS FROM FINANCING ACTIVITIES:
                     EXERCISE OF STOCK OPTIONS             1,128       6,768
                     PROCEEDS FROM SALE OF STOCK          10,200     242,212
                     INCREASE IN SHAREHOLDER LOAN        280,000      95,000
                     -------------------------------------------------------

                    NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                          291,328     343,980
                    --------------------------------------------------------

                    NET CHANGE IN CASH AND CASH
                     EQUIVALENTS                         200,692    (509,247)

                    CASH AND CASH EQUIVALENTS AT
                     BEGINNING OF YEAR                        --     509,247
                    --------------------------------------------------------

                    CASH AND CASH EQUIVALENTS AT
                     END OF YEAR                     $   200,692   $      --
                    --------------------------------------------------------

                    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
                     INFORMATION -
                      CASH PAID DURING THE YEAR FOR:
                       INTEREST                      $        --   $      --
                       INCOME TAXES                  $       800   $     800

                    SUPPLEMENTAL SCHEDULE OF NON-CASH
                     INVESTING AND FINANCING ACTIVITIES
                     CHANGE IN UNREALIZED HOLDING GAIN
                      ON AVAILABLE-FOR-SALE
                      SECURITIES                     $    (9,948)  $   5,966
                    ========================================================

                                            BIOMERICA, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED MAY 31, 2002 AND 2001
============================================================================

13. DISCONTINUED    The following summarizes the net liabilities of the
    OPERATIONS      discontinued operations ReadyScript and AIT as of May 31,
                    2002 and the results of its operations for each of the years in the two-year period ended May 31, 2002.

                     Balance sheet items:

                    MAY 31,                                             2002
                    --------------------------------------------------------

                    Assets:
                        Prepaid expenses and other               $     2,436
                        Other assets                                  43,508
                    --------------------------------------------------------

                                                                      45,944

                    Less liabilities:
                        Accrued liabilities                         (372,131)
                    --------------------------------------------------------

                    Net liabilities                              $   326,187
                    ========================================================

                    Results of its operations items:

                    YEARS ENDED MAY 31,                    2002         2001
                    --------------------------------------------------------

                    Revenues                          $  46,417   $  100,270

                    Cost and expenses:
                        Cost of Sales                   (63,434)      86,982
                        General and administrative      (61,527)   1,913,129)
                        Research and development             --     (256,245)
                    --------------------------------------------------------

                    Total costs                        (124,961)  (2,156,086)
                    --------------------------------------------------------

                    Loss from operations              $ (78,544) $(2,156,086)
                    ========================================================