Form 10QSB/A
period 2003-02-28
BIOMERICA INC
filed 2003-07-23
CIK 73290

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

Date: July 23, 2003
                                      BIOMERICA, INC.
                                      By: /S/ Zackary S. Irani


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

Date: July 23, 2003

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

Date: July 23, 2003

/s/ Zackary S. Irani
Chief Executive Officer





CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-QSB/A of Biomerica Inc. for the quarterly period ended February 28, 2003 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Janet Moore, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. #1350, as adopted pursuant to #906 of the Sarbanes-Oxley Act of 2002, that:

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

                                       /s/ Janet Moore
                                       Janet Moore
                                       Chief Financial Officer





CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-QSB/A of Biomerica Inc. for the quarterly period ended February 28, 2003 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Janet Moore, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. #1350, as adopted pursuant to #906 of the Sarbanes-Oxley Act of 2002, that:

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