Form 10KSB
period 2003-05-31
BIOMERICA INC
filed 2003-09-15
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2003        COMMISSION FILE NUMBER: 0-8765
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes       No   X
                                     -----    -----

State issuer's revenues for its most recent fiscal year:  $9,059,938.

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer (based upon 4,748,660 shares held by non-affiliates and the closing price of $0.25 per share for Common Stock in the over-the-counter market as of Nov. 30, 2003): $1,187,165.

Number of shares of the issuer's common stock, par value $0.08, outstanding as of August 27, 2003: 5,742,431.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format              YES         NO  X
--------------------------------------------------------------------------------

                                     PART I*

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------



                                    BUSINESS

                                    OVERVIEW

THE COMPANY

     Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. During fiscal 2003 we had two subsidiaries, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontics products, and ReadyScript, Inc. ("ReadyScript"), which developed a wireless handheld point of care system for physicians, but which operations were discontinued during fiscal 2001. On May 30, 2002, Biomerica sold its controlling interest in a third subsidiary, Allergy Immuno Technologies (AIT). All subsidiaries are majority-controlled subsidiaries.

     Lancer is engaged in the design, manufacture and distribution of orthodontic products. During 2002, Lancer issued 37,595 additional shares to Biomerica as reimbursement for expenses paid on Lancer's behalf. The Company valued these shares at $8,271. Biomerica's direct ownership percentage of Lancer is 31.12% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of May 31, 2003. The parties to the voting agreements consist of the Biomerica directors.

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

     The Company adopted a formal plan in April 2001 to discontinue operations of its ReadyScript subsidiary. Management is currently responding to any inquiries about the possible purchase of the ReadyScript technology and has presented the ReadyScript technology to companies which might use such technology, but does not have a buyer at the current time. Management will continue to offer the technology for sale, but believes that the chances of selling it at this time are unlikely due to technological changes in the marketplace and lack of support available from ReadyScript. These assets have not been valued on the balance sheet since they were obtained through research and development, which was expensed at the time it was incurred. Biomerica has not recognized any losses in revenues as a result of the decision to discontinue the ReadyScript operation because it was a development-stage company with no revenues. Certain assets were written off during the closure and subsequent to then which were recorded as losses in the consolidated financial statements. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

     The Company adopted a formal plan in March, 2002, to discontinue operations of AIT. Biomerica was issued 808,558 shares of AIT common stock in April of 2002 for liabilities it assumed from AIT. The shares were valued at $.015 per share since the stock had been trading at that time between $.01 and $.02 per share. On May 30, 2002, we sold 13,350,000 shares of AIT common stock held by us, representing 98.1% of the shares we owned in AIT, to a third party in exchange for $212,500, which management believes approximated fair market value at the time of the sale. A non-interest bearing loan was transferred to the purchaser of the AIT shares as part of the sale. Biomerica assumed the assets and liabilities of AIT with the exception of the note evidencing the loan. The amount of the transferred loan to the purchaser of AIT was $225,282. The note was due on demand and no payments were made on the note. The operations of AIT were being reported in fiscal 2002 in the financial statements as discontinued operations. During fiscal 2003 there were no operations of AIT reported in discontinued operations. We retained 255,575 shares of AIT common stock and sold 13,350,000 shares since that was the amount of shares that the purchaser wanted to buy. In June 2002 the Company agreed to the transfer of 75,000 of those shares of AIT common stock to a company in lieu of $10,000 cash for services rendered.

     Prior to the transaction Biomerica assumed all assets and liabilities of AIT, which included cash ($803), inventory ($2,600), patents ($9,608), accounts payable ($27,463),net receivables ($1,375), prepaids ($747) and net fixed assets ($213). There were no other terms in the agreement which were material. AIT was the holder of a 10,000 share option in Hollister- Stier, a privately held company. Based on information received from Hollister-Stier regarding valuation of the options, these options were transferred to Biomerica in exchange for the reduction of a note payable to Biomerica by $108,100.

OUR MEDICAL DEVICE BUSINESS

     Our existing medical device business is conducted through two companies:
(1) Biomerica, Inc., engaged in the human diagnostic products market and (2) Lancer Orthodontics, Inc., engaged in the orthodontic products market.

BIOMERICA - DIAGNOSTIC PRODUCTS

     Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company's medical diagnostic products are sold in three markets:
1) clinical laboratories, 2) physicians offices and 3) over- the-counter (drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances which may exist in the human body in extremely small concentrations.

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

     During fiscal 2002 we introduced the Aware Breast Self-Examination Pad, which is a patented, FDA-cleared polyurethane pad containing a silicone lubricant. The pad is designed to enhance the sense of touch by reducing friction between the fingers and the skin. The pad is packaged with an instructional video which teaches the proper techniques for performing breast self-examination. The target markets for the product include retail, catalog, multi-level marketing channels, and the medical community.

     During fiscal 2003 we entered into an agreement with Sangui Bio Tech, Inc., whereby we acquired intellectual assets along with ancillary tangible assets such as fixed assets and inventory. The intellectual assets consisted of five clinical laboratory products. Two Sangui employees became employees of Biomerica.

LANCER ORTHODONTICS, INC. -- ORTHODONTIC PRODUCTS

     Lancer is engaged in developing, manufacturing, and selling orthodontic products. Its products are sold worldwide through a direct sales force and distributors.

     Lancer's product line includes preformed bands, direct bonding pads, buccal tubes, arch wires, lingual attachments and related accessories were used by orthodontics and dentists in treating their patients. The foregoing are assembled to standard prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire and preformed arches.

     Most of Lancer's manufacturing and shipping operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses administration, engineering, sales and marketing, and customer services.

DISCONTINUED OPERATIONS

     The Company's fiscal 2003 and 2002 losses were partially the result of its investment in ReadyScript. The ReadyScript subsidiary was a development- stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001. The net liabilities and operating results of ReadyScript are shown separately in the accompanying consolidated financial statements as discontinued operations.

     On May 30, 2002, Biomerica received $212,500 for its interest in AIT and recorded a gain of $224,481 on the sale. The gain from sale and loss from operations are included in discontinued operations in the accompanying statement of operations for the year ended May 31, 2002.

LIQUIDITY AND GOING CONCERN

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit (Note 6) expires on September 13, 2003 and will not be renewed. The unpaid principal and interest will be converted into a note payable bearing interest at 8% and payable in monthly installments over four years.

     Biomerica has suffered substantial recurring losses from operations over the last couple of years. Biomerica has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002 (see Notes 3 and 13). ReadyScript and Allergy Immuno Technologies, Inc. were contributors to the Company's losses. In the fiscal year 2003, the Company reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. Additional cost reductions were made in the first quarter of fiscal 2004. Management believes that cash flows from operations coupled with reduced costs and anticipated increased sales will enable the Company to fund operations for at least the next twelve months. Should the Company be unable to reduce costs adequately or should the Company be unable to secure additional financing, the result for the Company could be the inability to continue as a going concern.

     The Company will continue to have limited cash resources. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.

     Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PRODUCTION

     Most of our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California. During fiscal 2003 we established a manufacturing facility in Mexicali, Mexico, in a building that we share with Lancer Orthodontics. We are in the process of moving some of the manufacturing to that facility. We subcontract with Lancer to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations.

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

     During fiscal 2002, the Lancer facility in Mexico was incorporated as Lancer Orthodontics de Mexico ("Lancer de Mexico"), a wholly-owned subsidiary of Lancer. This subsidiary now administers services previously provided by an independent manufacturing contractor. A lease was negotiated effective April 1, 2001, for the 16,000 square foot facility already in use for Lancer's Mexican operations. Mexican utility and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. The potential impact for the use of Lancer's own facility, in terms of a corporate entity with legal standing in Mexico, is that over a fiscal year Lancer would save approximately $100,000 in service fees over a Mexican contracted corporate entity.

     Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2003, this obligation was approximately $401,000. Such obligation is contingent in nature and accordingly has not been accrued in either company's financial statements.

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

     Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2003 and 2002 aggregated approximately $263,000 and $160,000, respectively. Lancer is also engaged in, and intends to continue development programs directed toward improving its orthodontics products and production techniques. Of the above expenses approximately $107,000 and $4,000 for fiscal 2003 and 2002, respectively, are for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION

     Biomerica has approximately 400 current customers for its diagnostic business, of which approximately 60 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

     We rely on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market our diagnostic products. We target three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter drug stores. Separate marketing plans are utilized in targeting each of the three markets.

     Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its fiscal year, Lancer had six sales representatives, all in the United States, all of whom are employees of Lancer. We believe that all Lancer products sold in the U.S. comply with FDA regulations.

     In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia, and Japan. The distributors complement the international marketing department which was established in 1982 and currently employs three people in the United States and one in Mexico.

     Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases and orthodontic wire.

     On a consolidated basis no customer accounted for 10% or more of the consolidated sales in the fiscal years ended May 31, 2003 and 2002. No customer accounted for 10% or more of Lancer Orthodontics' sales. On an unconsolidated basis Biomerica has two customers who each account for greater than 10% of its sales.

BACKLOG

     At May 31, 2003 and 2002 Biomerica had a backlog of approximately $110,000 and $122,000 respectively. As of May 31, 2003 and 2002, Lancer had a backlog of approximately $35,000 and $84,000, respectively. Lancer had decreased backorders in fiscal 2003 compared to fiscal 2002. The change in Lancer's backlog was attributable to improved planning (better forecasting of demand and softened summer demand).

RAW MATERIALS

     The principal raw materials utilized by us consist of various chemicals, serums, reagents, radioactive isotopes and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. No company accounted for more than 10% of purchases for the years ended May 31, 2003 and 2002.

     We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Due to a limited shelf life on some products such as the RIA kits, finished kits are prepared as required for immediate delivery of pending and anticipated orders. Sales orders are normally processed on the day of receipt.

     The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2003 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

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

     We believe we compete primarily on the basis of our reputation for the quality of our products, the speed of our test results, the unique niches we fill in the market, our patent position, and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but to date have had limited marketing capability. We are working on expanding this capability through strategic cooperation with larger companies and distributors.

     Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's six major competitors are: Unitek, a subsidiary or division of 3M; Ormco, a subsidiary or division of Sybron Dental Specialities; RMO Inc., a private company; American Orthodontics, a private company; GAC, a division of Dentsply; and Dentaurum, a foreign company. Lancer estimates that these six competitors account for approximately 70-80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these six competitors is larger than Lancer, has more diversified product lines and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of these six major competitors or other competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved wide recognition of both its name and its products.

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

Class I - Fortel(TM)Ovulation test, EZ-LH(TM)Rapid Ovulation test, Strep A Rapid Test

Class II - GAP(tm) IgG H. Pylori ELISA kit, IgG, T3 EIA kit, T4 EIA kit, TSH ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, Free T4 ELISA kit, Neo-TSH RIA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG(tm) Rapid Pregnancy test (professional and dipstick), EZ Detect(tm) Fecal Occult Blood test (Physician's dispenser pack), EZ-PSA Rapid test (professional), Aware(tm) Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, PTH (intact) IRMA kit

Class III - GAP(tm) IgM H. Pylori ELISA kit, GAP(tm) IgA H. Pylori ELISA kit, Isletest(tm) GAD ELISA kit, Isletest(tm) ICA ELISA kit, Isletest(tm) IAA ELISA kit, Allerquant(tm) IgG Food Allergy ELISA kit, Allerquant(tm) Med90G, Allerquant(tm) 14 Foods, Custom Food Allergy Kit, Candiquant(tm) IgG ELISA kit, Candiquant(tm) IgM ELISA kit, Candiquant(tm) IgA ELISA kit, Free Alpha Subunit RIA kit, EZ-HP OTC.

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

     Pursuant to FDA requirement, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the Quality System Requirements, which, requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and the Medical Device Reporting
(MDR) regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

     In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2004. We are also registered with the Department of Health and Human Services, Public Health Service of the FDA as a Device establishment. This registration expires on December 31, 2004. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2008), and one permit from the USDA, expiring on August 25, 2004. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

     Through compliance with FDA and California regulations, we can market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a "CE Mark" in order to be sold in EU countries. The directive goes into effect beginning December 7, 2003. The Company has completed most of the process for complying with the "CE Mark" directives, In Vitro Directive 98/79/EC, ISO 13485 for medical devices, and Medical Device Directive 93/42/EEC, and believes it will be in full compliance by the December 7, 2003 deadline. At present the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

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

The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

GAP(tm) IgM H. Pylori ELISA Kit
GAP(tm) IgA H. Pylori ELISA Kit
PTH (intact) RIA Kit
Isletest(tm) GAD ELISA Kit
Isletest(tm) ICA ELISA Kit
Isletest(tm) IAA ELISA Kit
Allerquant(tm) IgG Food Allergy ELISA Kit (90-foods, 14-foods, custom kits) Candiquant(tm) IgG, IgM, and IgA ELISA Kits for Candida Albicans antibodies Free Alpha Subunit RIA kit
Fortel(tm) Ultra Midstream Pregnancy Test
Fortel(tm) Ovulation Test
EZ-PSA Rapid Test

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

     With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community. The international ISO 9002 and EN 46002 standards will become obsolete in December 2003. As a result, Lancer is currently in the process of updating its Quality Management System for conformance to the new ISO 9000: 2000 international quality system standards, as well as the ISO 13485 standard for medical devices. Compliance with and certification to both ISO 9000:2000 and ISO 13485 will be implemented by December 2003.


SEASONALITY OF BUSINESS

     The business of the Company and its subsidiaries has not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

     Most of Biomerica's fixed assets are located within southern California. The Company currently has a minor amount of fixed assets located in Mexico. Lancer has a greater number of fixed assets located there due to their larger manufacturing volume in Mexico at this time. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for the Biomerica and its consolidated subsidiaries:

                                                 Year Ended May 31,
                                                 ------------------
                                             2003                 2002
                                             ----                 ----
     U.S. Customers                   $4,609,000/50.9%        $4,254,000/49.5%
     Asia                                 228,000/2.5%           199,000/ 2.3%
     Europe                            2,393,000/26.4%         2,313,000/26.9%
     Middle East                          321,000/3.6%           449,000/ 5.2%
     Oceania                              452,000/5.0%           393,000/ 4.6%
     S. America                           460,000/5.1%           498,000/ 5.8%
     Other foreign                        596,000/6.5%           492,000/ 5.7%
                                      ----------------        ----------------

                Total Revenues         $9,059,000/100%         $8,598,000/100%

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

     Lancer has certain license agreements as a licensee for three products. These licenses expire at varying dates from 4/21/04 until 10/12/10. As a licensor they have licenses on the design of a nickel titanium orthodontic archwire. These licenses expire on 4/4/06. All but one of the agreements requires royalty payment on a percentage of net sales dollars sold over a specified period. One specific license specifies a royalty payment based upon the number of units sold. All of such license agreements to which Lancer currently is a party, are for fixed terms which will expire after ten years from the commencement of the agreement or upon the expiration of the underlying patents. After the expiration of the agreements of the patents, Lancer is free to use the technology that had been licensed.

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

     On April 4, 1989, Lancer was granted a patent on its CounterForce design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of interline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances. On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of 17 years. Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer. Lancer has also entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales. Lancer has license agreements as a licensee with three products. As a licensor Lancer has licenses on the design of a nickel titanium orthodontic archwire. All but one of the agreements requires royalty payments on a percentage of net sales dollars sold over a specified period. One specific license specifies a royalty payment based upon the number of units sold.

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

EMPLOYEES

     As of August 14, 2003, the Company and its subsidiaries employed 62 full-time employees and 2 part-time employees in the United States. The number of employees between the two companies decreased over the previous year according to the following breakdown between departments:

                                          Total
                                     2003       2002
                                     ----       ----
Administrative                        11         11
Marketing & sales                     17         19
Research & development                 2          1
Production and operations             32         32
                                     ----       ----
Total                                 62         63

     In addition, Lancer, through its Mexican subsidiary, employs approximately 120 people. Biomerica employs 8 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     During fiscal 2002 the company entered into a lease of the existing facilities of approximately 21,000 square feet of space in Newport Beach, California for a four year term which expires October 31, 2005. Pursuant to the lease we pay an annual base rent of approximately $180,000 plus all real estate taxes and insurance costs. During fiscal 2003 the Company incurred a total of $182,400 in rent expense for approximately 21,800 square feet of space. As of May 31, 2003, the Company owed $86,938 in rent expense and as of August 20, 2003 the Company owed a balance of $86,848 for past rent. In May and June 2003 the Company issued 60,000 shares of Biomerica restricted common stock plus warrants to purchase an additional 60,000 shares of Biomerica restricted common stock at the purchase price of $.25 for payment of $15,000 in accrued rent. The rent shall escalate by 3% on September 1, 2003. These facilities are used for diagnostic test kit research and development, manufacturing, marketing and administration. Management believes that the rent for the facilities in Newport Beach, CA is consistent with current market values for comparable property in the area. Management believes that the lease terms are the same as could be obtained in an arm's length transaction.

     The facilities are leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of our Company, is a partner in JSJ Management. Mrs. Ilse Sultanian and the other partners of JSJ Management, Susan Irani and Jennifer Irani, are shareholders of the Company.

     At May 31, 2003, future aggregate minimum lease payments for Biomerica are as follows:

                               Years ending May 31
                              -------------------

                                  2004    184,050
                                  2005    185,400
                                  2006     77,250
                                         ---------
                                         $446,700

     On May 16, 2002, the Company signed a one-year sub-lease agreement for 1,392 square foot of office space, included in the above-described lease, for the sum of $1,642 per month which was renewed for a period of one year.

     Lancer leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $3,903 at May 31, 2003, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2003 and 2002 was approximately $69,000.

     Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide subcontracted manufacturing services to Biomerica, Inc., using a portion of the additional square footage. The new lease requires four monthly lease payments of approximately $5,300 through March 2003, and seventy-two monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease expense will be borne by Lancer. Total rent expense for this facility for the year ended May 31, 2003 and 2002, was approximately $74,000 and $69,000, respectively.

     The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550, payable over twelve months beginning January 2003. Lancer Orthodontics, Inc., is paying half and Biomerica, Inc. the other half. At May 31, 2003 and 2002, other assets on the balance sheet includes approximately $39,000 and $31,000, respectively of security deposit paid by Lancer on the Mexico location.

     Future aggregate minimum annual cash lease payments for Lancer are as follows:


                       Years ending May 31
                       -------------------

                             2004                     $ 173,950
                             2005                       132,003
                             2006                       131,148
                             2007                       129,438
                             2008                       127,767
                             2009                       105,776
                                                      ----------
                       Total                          $ 800,082


     We believe that our facilities and equipment are in suitable condition and are adequate to satisfy the current requirements of our Company and our subsidiaries.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's obligations and commitments as of May 31, 2003:

                                        Payments Due by Period

Contractual Cash      Total       Less than 1 year        1-3 years      4-5 years    After 5 years
Obligations

Line of credit            426              426                   --             --         --
Shareholder debt   $  347,835       $   59,048            $ 163,803      $ 124,984         --
Operating Leases   $1,181,994       $  349,277            $ 504,099      $ 328,618         --
Employment
Agreements         $  135,000       $  135,000                   --             --         --

Total              $1,665,255       $  543,751            $ 667,902      $ 453,602         --

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

     The 2002 Annual Meeting of the Company's stockholders was held on September 2, 2003. Two matters were voted on at the meeting, as set forth in the proxy statement dated June 26, 2003, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Exchange Act of 1934. The following summarizes the voting:

Proposal No. 1:  Election of Directors

Name                        For                         Votes Withheld

Barbieri                    4,745,095                   230,842
Cano                        4,745,095                   230,842
Irani                       4,744,305                   232,184
Moore                       4,744,705                   231,232
Orlando                     4,745,095                   230,842

All directors were elected.

Proposal No. 2: Proposal to Ratify and Approve the Company's 2002 Stock Incentive Plan

                            For            Against      Abstain

                            1,870,275      400,481      70,483

Proposal No. 2 did not receive a plurality of the votes and therefore was not approved.


                -------------------------------------------------

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

     The following table shows the high and low bid prices for Biomerica's common stock over the last two years based upon data reported by NASDAQ for the fiscal year ended May 31, 2002 and as reported by Yahoo for the period ended May 31, 2003.

                                                        Bid Prices
                                              ---------------------------
                                                  High            Low
                                              --------------  -----------
Quarter ended:
 May 31, 2003.............................        $0.52          $0.20
 February 28, 2003........................        $0.51          $0.17
 November 30, 2002........................        $0.49          $0.18
 August 31, 2002..........................        $0.60          $0.33
 May 31, 2002.............................        $0.70          $0.41
 February 29, 2002........................        $0.74          $0.45
 November 30, 2001........................        $1.13          $0.35
 August 31, 2001..........................        $0.95          $0.52

     As of August 21, 2003, the number of holders of record of Biomerica's common stock was approximately 985, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

     The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

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

     The following is information on issuances of securities during the past three fiscal years:

                    Class or   Persons                 Price per
Date     Title      Amount     Sold To                 Share      Total

9/00     common     113,375    insiders & qualified
                               investors               $1.34      $151,438

5/01     common      34,643    qualified investors     $1.11      $ 38,615

4/01     common     126,075    insiders & qualified
                               investors               $0.72      $ 90,774

6/01     common      14,166    insiders & qualified
                               investors               $0.72      $ 10,200

3/02     common      17,000    insiders & qualified    $0.50      $  8,500
                               investors

3/02     common       6,250    qualified investor      $0.61      $  3,813

9/02     common      87,778    insiders & qualified    $0.45      $ 51,417
                               investors

2/03     common     100,000    qualified investor      $0.25      $ 25,000

3/03     common      98,182    insiders & qualified    $0.22      $ 21,600
                               investors

5/03     common      22,107    qualified investor      $0.45      $ 20,611

5/03     common      60,000    insider & qualified     $0.25      $ 15,000
                               investors

     The exemption relied upon for the issuance of the unregistered shares was that the shares were issued to accredited investors within the meaning of Securities and Exchange Commission Rule 501 of Regulation D.

     EQUITY COMPENSATION PLANS

     The table below provides information relating to our equity compensation plans as of May 31, 2003:

                                                                                Number of
                                                                                Securities
                                                                                Remaining Avail-
                                                                                able for Future
                                                                                Issuance Under
                         Number of Securities                                   Compensations Plans
                         To be issued upon         Weighted-Average             (Excluding Securities
Plan                     Exercise of outstanding   Exercise Price of            Reflected in First
Category                 Options                   Outstanding Options          Column)

Equity compensations          1,053,786                  $1.14                      513,813
Plans approved by
Securities holders

Total


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S AND LANCER'S RESULTS IN FUTURE PERIODS TO DIFFER FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANIES' PRODUCTS, AVAILABILITY OF RAW MATERIALS AND THE STATE OF THE ECONOMY. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

LIQUIDITY AND GOING CONCERN

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit (Note 6) expires on September 13, 2003 and will not be renewed. The unpaid principal and interest will be converted into a note payable bearing interest at 8% and payable in monthly installments over four years.

     Biomerica has suffered substantial recurring losses from operations over the last couple of years. Biomerica has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002 (see Notes 3 and 13). ReadyScript and Allergy Immuno Technologies, Inc. were contributors to the Company's losses. In the fiscal year 2003, the Company reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. Additional cost reductions were made in the first quarter of fiscal 2004. Management believes that cash flows from operations coupled with reduced costs and anticipated increased sales will enable the Company to fund operations for at least the next twelve months. Should the Company be unable to reduce costs adequately or should the Company be unable to secure additional financing, the result for the Company could be the inability to continue as a going concern.

     The Company will continue to have limited cash resources. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.

     Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

     We currently have one active subsidiary, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products. We own approximately 31.12% of the outstanding stock of Lancer. We exercise effective control of over 50% over Lancer via voting agreements with certain shareholders. As a result of our control and ownership, our financial statements are consolidated with those of Lancer. Lancer is a public company whose common stock is traded on the bulletin board system under the symbol "LANZ,". On May 30, 2002, Biomerica sold its controlling interest in Allergy Immuno Technologies, Inc. The operations of AIT for fiscal 2002 were reported as discontinued operations as a result of this sale.

     The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short- term working capital needs. The ReadyScript operations were discontinued in May 2001. The sale of some of the ReadyScript intangible assets is being discussed with various parties, however at this time there is no purchaser for these assets. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

Fiscal 2003 Compared to Fiscal 2002

     Our consolidated net sales were $9,059,938 for fiscal 2003 compared to $8,598,054 for fiscal 2002. This represents an increase of $461,884, or 5.4% for fiscal 2003. Of the total consolidated net sales for fiscal 2003, $5,887,898 is attributable to Lancer, and $3,172,040 to Biomerica. Lancer's sales decreased by $134,433 or 2.2%, while Biomerica showed a sales increase of $596,317, or 22.7%. The decrease at Lancer was attributable to decreased international sales of $242,273, particularly in South and Central America. Domestic sales at Lancer increased by $112,985. The increase in sales at Biomerica was due to increased screening programs of the EZ Detect product and increased sales of certain of its laboratory products.

     Cost of sales in fiscal 2003 as compared to fiscal 2002 increased by $99,023 or 1.6%. Lancer's cost of sales as a percentage of sales increased from 69.1% to 70.3% in fiscal 2003 as compared to fiscal 2002. The increase was primarily attributable to expansion costs in Mexico. Biomerica had a decrease in cost of sales as a percentage of sales from 73.9% to 63.6% in fiscal 2003 as compared to fiscal 2002. The decrease was due to the Company recording an impairment expense for the unamortized balance of a license in the amount of $100,320 which is reflected in cost of sales in the accompanying statement of operations for the year ended May 31, 2002.

     Selling, general and administrative costs increased in fiscal 2003 as compared to fiscal 2002 by $4,240 or 1.0%. Lancer had a decrease of $139,918 in these costs due to decreases in labor costs and travel expenses which was offset by higher insurance expenses. Biomerica had an increase in fiscal 2003 as compared to fiscal 2002 of $144,156, primarily due to higher commissions and wages.

     Research and development expense increased in fiscal 2003 as compared to fiscal 2002 by $103,083 or 64.5%. Of this, Lancer had an increase of $103,528, as a result of increased labor costs and supplies associated with development of new products. Biomerica had a decrease in research and development expenses of $445.

     Interest expense net of interest income, decreased in fiscal 2003 as compared to fiscal 2002 by $8,103 or 20.1%, due to a decrease of such expense at Lancer of $13,723 which was offset by an increase at Biomerica of $5,620. Lancer's interest expense decreased because the average line of credit balance was lower due to an increase in cash, primarily from cash flows and insurance proceeds. Biomerica's interest expense increased due to a higher average line of credit balance.

     Other income increased by $102,193 or 312.8% in fiscal 2003 as compared to fiscal 2002. Of this, Lancer had an increase in other income of $102,821 due to other income of $62,655 from the insurance claim settlement of $144,413 for the theft of inventory at Lancer's Mexicali facility, less $81,758 of inventory related thereto.

     As of May 31, 2003, Biomerica had net tax operating loss carryforwards of approximately $4,384,000 and investment tax and research and development credits of approximately $62,000, which are available to offset future federal tax liabilities. These carryforwards expire at varying dates from 2003 to 2022. As of May 31, 2003, Biomerica had net operating tax loss carryforwards of approximately $1,177,000 available to offset future state income tax liabilities, which expire through 2012. As of May 31, 2003, Lancer had net operating loss carryforwards of approximately $2,059,000 and business tax credits of approximately $64,000 available to offset future Federal tax liabilities. The Lancer federal carryforwards expire through 2021. As of May 31, 2002, Lancer had net tax operating loss carryforwards of approximately $70,000 and business tax credits of approximately $10,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.

Liquidity, Capital Resources and Going Concern

     As of May 31, 2003, we had cash and available for sale securities of $538,279 (see Note 1 of Notes to Consolidated Financial Statements) and current working capital of $2,964,391. Of the current working capital, $2,813,672 is attributable to the Lancer subsidiary, which is restricted from distribution of any assets (except for reimbursement of expenses on behalf of Lancer or for services rendered for Biomerica). During 2002, cash used in operations was $131,073. During 2003, cash provided by operations was $523,536. During fiscal 2003, cash used in investing activities was $239,285, primarily due to the purchase of property and equipment. During 2003, cash used for financing activities of $74,548 was primarily a result of paydowns on the shareholder line of credit. During 2002, cash generated from investing activities amounted to $219,452 primarily from the sale of AIT. During 2002 the Company generated $228,774 primarily as a result of increases in shareholder line of credit.

     On an unconsolidated basis, the Biomerica used cash in operating activities of $126,954 in fiscal 2003 as compared to $313,475 in fiscal 2002. Net cash provided by investing activities for the years ended May 31, 2003 and 2002 were $38,528 and $222,839, respectively. Net cash used in and provided by financing activities was $2,450 for fiscal 2003 and $291,328 for fiscal 2002. See Note 12 to the Notes to Consolidated Financial Statements.

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit (Note 6) expires on September 13, 2003 and will not be renewed. The unpaid principal and interest will be converted into a note payable bearing interest at 8% and payable in monthly installments over four years.

     Biomerica has suffered substantial recurring losses from operations over the last couple of years. Biomerica has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002 (see Notes 3 and 13). ReadyScript and Allergy Immuno Technologies, Inc. were contributors to the Company's losses. In the fiscal year 2003, the Company reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. Additional cost reductions were made in the first quarter of fiscal 2004. Management believes that cash flows from operations coupled with reduced costs and anticipated increased sales will enable the Company to fund operations for at least the next twelve months. Should the Company be unable to reduce costs adequately or should the Company be unable to secure additional financing, the result for the Company could be the inability to continue as a going concern.

     The Company will continue to have limited cash resources. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.

     Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     During fiscal 2001 Lancer management negotiated a new line of credit with GE Capital Healthcare Financial Services through October 24, 2003. The line of credit allows for borrowings up to $400,000 and is limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at May 31, 2003 was $426. The unused portion available under the line of credit at May 31, 2003, was approximately $365,000. Borrowings bear interest at prime plus 2.00% per annum, but not lower than 8% (6.25% at May 31, 2003). In addition to interest, a management fee of 0.25% on the average monthly outstanding loan balance and an unused balance fee of 0.0425% on the average monthly unused portion available are required.

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

     The debt covenant violations that existed at May 31, 2001 did not affect the bank line of credit that was replaced by the GE Capital line in October 2001. There were no covenant violations at May 31, 2003.

     Lancer instituted a price increase in fiscal 2002. The 5% increase had no material effect on operations or on demand from material customers.

     Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.

     Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years based upon a level of demand for their products approximately consistent or in excess of prior years.

     Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder will loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expires September 13, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,850 and interest of $48,985, all of which will be converted into a note payable bearing interest at 8% with interest and principal due monthly. The remaining unpaid principal and interest, if any, are due September 12, 2007. The note will be secured by inventory and receivables. There was $303,550 of outstanding principal and $43,963 of unpaid interest under this line of credit at May 31, 2003. In addition, during fiscal 2002 the Company was advanced $10,000 from Zackary Irani, another officer/director. In June 2003, Zackary Irani agreed to accept 40,000 shares of Biomerica restricted common stock plus 40,000 warrants for restricted common stock exercisable at a purchase price of $.25 in repayment of the $10,000 loan. During 2003 and 2002, the Company incurred $29,466 and $19,661, respectively, in interest expense related to the shareholder line of credit, of which $1,200 was paid in fiscal 2003. As of May 31, 2003, $45,136 in accrued interest was due on the line of credit and for the other officer/director loan.

     Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 310(c)(2)(B). The Company's securities were immediately eligible to trade on The OTC Bulletin Board and are traded under the symbol BMRA.


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

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At May 31, 2003, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

     Notwithstanding the approval of the Asset/Liability Transaction by AIT's board and its majority stockholder, AIT may not have provided prompt notice of that approval to all of its stockholders in a manner fully consistent with Delaware corporate law. That failure could have certain potential consequences. Although AIT did not solicit proxies from its stockholders, it also did not file a Schedule 14C with the Securities and Exchange Commission in connection with the approval of the Asset/Liability Transaction by its majority stockholder. Further, the potential exists that one of AIT's stockholders could bring a legal action under Delaware state law against AIT either to rescind the Asset/Liability Transaction, or to seek damages against AIT. Because of our status as an affiliate of AIT at the time of the Asset/Liability Transaction, such failure to file a Schedule 14C or a potential action could also name us, our directors, and our officers. As of the date of this filing, no action has been filed, and no proceeding has been commenced, against us or any of our directors or officers, and no person or agency has contacted us or our directors or officers announcing an intention to bring any action or to commence any proceeding.

     We have been advised by counsel to AIT that, as of the date of this filing, no action has been filed, and no proceeding has been commenced, against AIT or any of its directors or officers, and no person or agency has contacted AIT or its directors or officers announcing an intention to bring any action or to commence any proceeding. AIT has informed us that its present attorney has advised it that the likelihood of such an action or proceeding is minimal, the possibility of its success on the merits is remote, and the scope of any potential damages award is nominal for a variety of reasons. For example,

  No AIT stockholder or other person with potential standing to sue has announced dissatisfaction with the Asset/Liability Transaction, although it was announced publicly in June of 2002.

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


INSURANCE COVERAGE

     Biomerica currently carries various insurance policies including products liability ($2,000,000), general liability ($2,000,000), property insurance (premises-$2,490,000, personal property-$1,560,000), business income insurance ($800,000), employee benefit liability insurance ($1,000,000), commercial crime insurance ($100,000), crime insurance (pension plan) ($300,000), employee theft ($100,000), depositor's forgery ($100,000),umbrella liability insurance ($1,000,000), workman's compensation insurance ($1,000,000), directors and officers' insurance ($2,000,000), group health, disability and life insurance. Lancer currently has coverage for personal property ($750,000), business income (($1,200,000), general liability ($2,000,000), employee benefit liability ($1,000,000), products liability ($7,000,000), auto ($1,000,000, commercial fidelity ($100,000), excess umbrella ($3,000,000),difference in conditions and Mexico required coverage ($2,500,000), directors and officers' insurance (shared with Biomerica) ($2,000,000); group health and dental. Both Lancer's and Biomerica's workman's compensation policies cover injuries to employees as a result of accidental contamination of hazardous materials. The companies do not have a separate policy for contamination of hazardous materials.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long- lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 will have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long- lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of FAS 144 did not have a material impact on the Company's Consolidated Financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No.4, was rescinded because it was no longer necessary. The Company does not expect the adoption of this statement to have a material effect on our financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on our financial statements.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about. the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements effective December 1, 2002, in its consolidated financial statements.

     In November 2002, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

     In January 2003, FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, " Financial Statements," relating to consolidation of certain entities. FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

     In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's financial position, results of operations, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Exhibit 99.3, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

     Inapplicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Company's Bylaws give the Board of Directors ("the Board") the power to set the number of directors at no less than three (3) nor more than nine (9). The size of the Company's Board is currently set at seven (7). Five (5) directors are to be elected at the Annual Meeting to be held on September 2, 2003. The directors so elected will serve until replaced by a vote of the stockholders. In the event that any of them should become unavailable prior to the Annual Meeting, the Proxy will be voted for a substitute nominee or nominees designated by the Board or the number of directors may be reduced accordingly.

     The following table sets forth the name and current age of each nominee for director, the year he or she was first elected a director and his or her position(s) with the Company.


----------------------------- ----------- ----------- -----------------------------------
                                          Director
            Name                 Age        Since               Positions Held
----------------------------- ----------- ----------- -----------------------------------
Zackary Irani                     37         1997     Chairman of the Board and Chief
                                                      Executive Officer
----------------------------- ----------- ----------- -----------------------------------

Janet Moore                       52         1997     Secretary, Chief Financial Officer,
                                                      Treasurer and Director
----------------------------- ----------- ----------- -----------------------------------

Allen Barbieri                    44         1999     Director, Vice-President Finance
----------------------------- ----------- ----------- -----------------------------------

Robert A. Orlando, M.D.,
Ph.D.                             65         1986     Director
----------------------------- ----------- ----------- -----------------------------------

Francis R. Cano, Ph.D.            58         1999     Director
----------------------------- ----------- ----------- -----------------------------------

     Mr. Zackary Irani has been a Director of the Company, and has been serving as the Company's Chairman of the Board and Chief Executive since April 29, 1997. Prior to that time, Mr. Irani served as the Company's Vice President of Business Development since July 1994. He has been an employee of the Company since 1986. Mr. Irani also serves as a director and Chief Executive Officer of Lancer Orthodontics, Inc. In addition, Mr. Irani is the President and Chairman of the Company's discontinued operation, ReadyScript, Inc. Mr. Irani became a salaried employee of Lancer in June 2001. He has no employment agreement with them and is paid $30,000 in salary and $30,000 in Lancer common stock per year. He is usually at the Lancer location two days per week.

     Ms. Janet Moore has been a Director of the Company since April 29, 1997, and has been serving as the Company's Secretary and Treasurer since 1985. She has served as the Company's Chief Financial Officer since 1999. She has been an employee of the Company since 1976. Ms. Moore also serves as a director and Secretary of Lancer Orthodontics, Inc. and the Company's discontinued operation, ReadyScript, Inc. Ms. Moore time is spent primarily on Biomerica issues but does devote some time to Lancer.

     Robert A. Orlando, M.D., Ph.D., has served as a Director of the Company since 1986. Dr. Orlando is a professor of pathology at Southern California College of Optometry, as well as a biophysicist and immunologist. Dr. Orlando has served as the Chief Pathologist at Beverly Hospital in Montebello, California since 1991. Dr. Orlando also serves as a director of Lancer Orthodontics, Inc. Dr. Orlando earned his Ph.D. in Pathology from the University of Chicago and his M.D. from New Jersey University of Medicine.

     Francis R. Cano, Ph.D. has served as a Director of the Company since June 1999. Dr. Cano currently works as a consultant in the biomedical field. From 1996 to 1997, Dr. Cano served as Senior Vice President - Biotechnology of BDM, an information technology company. From 1992 to 1996, he served as President and Chief Operating Officer of Aviron, a public biotechnology company focused on developing viral vaccines for disease prevention. Dr. Cano was also involved in developing a vaccine business at a division of American Cynamid Corporation. Dr. Cano also serves on the board of Lancer Orthodontics,Inc.

     Mr. Allen Barbieri has served as a Director of the Company since October 1999 and Vice-President of Finance since May 2002. Mr. Barbieri currently also works as a private investor. From 1998 to 1999 he served as President and Chief Financial Officer of Buy.com. From 1994 until 1998 Mr. Barbieri was President and Chief Executive Officer of Pacific National Bank. Mr. Barbieri also serves on the board of ReadyScript, Inc. and is Vice-President of Finance of Biomerica.

     The Board recommends a vote for the election of each of the nominated directors.

EXECUTIVE OFFICERS

     Mr. Francis Capitanio, age 59, has served as the President of the diagnostics division of Biomerica since July 10, 2000. Mr. Capitanio was President and Chief Executive Officer of Kalisto Biologicals, Inc. from 1997 until 2000. From 1980 until 1996 he was President and Chief Executive Officer of Diatech Diagnostics.


SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive Officers, directors and persons who beneficially own more than 10% of the Company's Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company believes that during the fiscal year ended May 31, 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during the fiscal years ended May 31, 2003, 2002 and 2001.


                                       ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                 ------------------------------  --------------------------------------
                                                                         AWARDS             PAYOUTS
                                                                 ----------------------  --------------
                                                                 RESTRICTED  SECURITIES
                                            OTHER     ANNUAL       STOCK     UNDERLYING   LTIP    OTHER
   NAME AND PRINCIPAL             SALARY    BONUS  COMPENSATION   AWARD(S)    OPTIONS/   PAYOUTS  COMP.
        POSITION           YEAR   ($)(1)     ($)       ($)          ($)       SARS (#)     ($)     ($)
-------------------------- ----  ---------  -----  ------------  ----------  ----------  -------  -----
Zackary Irani, Chairman    2003  60,000(2)   -0-       -0-           -0-      75,000(4)    -0-     -0-
and Chief Executive
Officer                    2002  45,000(2)   -0-       -0-         20,000     65,000       -0-     -0-

                           2001  91,593      -0-       -0-           -0-        -0-        -0-     -0-


Francis Capitanio,
President, Diagnostics
Division (4)               2003  123,137     -0-       -0-           -0-      25,000       -0-     -0-

                           2002  106,333     -0-       -0-          6,579     21,000       -0-     -0-

                           2001  111,778     -0-       -0-           -0-      72,000       -0-     -0-

(1) The amounts described in the Summary Compensation Table above do not include other compensation and benefits provided to Mr. Irani or Mr. Capitanio during the fiscal year ended May 31, 2003, that in the aggregate did not exceed the lesser of $50,000 or 10% of the executives' annual salary and bonus.

(2) During fiscal 2003 Mr. Irani accepted 37,778 shares of restricted common stock in payment of $17,000 in accrued wages and 68,182 shares of restricted common stock in payment of $15,000 in accrued wages. The wages for fiscal years 2003 include $13,333 cash wages and $46,667 in accrued wages. In fiscal 2002 Mr. Irani received $3,150 in cash wages and $41,250 in accrued wages. In fiscal 2003 Mr. Irani also received $31,731 in wages plus an accrual of $32,500 for common stock he will receive from the subsidiary, Lancer Orthodontics since he spends time at that facility. In fiscal 2002 Mr. Irani also received compensation of $40,000 from Lancer Orthodontics. In fiscal 2001 he received $3,000 from Lancer for director's fees which were taken in Lancer restricted common stock. Mr. Irani was an employee of the Company's subsidiary, ReadyScript, Inc. from June 2000 through April 2001. The wages shown above for fiscal 2001 represent wages paid to him by ReadyScript for that period, plus accrued wages of $41,667 still due him by ReadyScript, plus wages paid to him by Biomerica, Inc. in May 2001.

(3) Mr. Capitanio began his employment with the Company in July 2000 (fiscal 2001). During fiscal 2002 Mr. Capitanio accepted 6,579 of Biomerica common stock and 21,000 options for Biomerica common stock in lieu of cash salary of $18,667.

(4)      Mr. Irani had an option for 64,000 shares which expired in Dec 2002.


COMPENSATION OF DIRECTORS

     Although not prohibited by the Company's Bylaws, directors receive no direct payment for their services as directors, but they have been, and may in the future be, granted options to purchase the Company's securities. The compensation of directors is subject to review and adjustment from time to time by the Board of Directors.


STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning stock options granted in the fiscal year ended May 31, 2003, to the Company's Chief Executive Officer and President of diagnostics.

INDIVIDUAL GRANTS(1)

                                           Percent of
                                          Total Number
                         Number of       of Securities
                        Securities         Underlying
                    Underlying Options/   Options/SARs   Exercise or Base
NAME                  SARs Granted (#)     Granted (#)     Price ($/SH)       Expiration Date
------------------- -------------------  --------------  -----------------  -------------------
Zackary Irani             75,000             17.3              $.28              5/23/08

Francis Capitanio         25,000              5.8              $.28              5/23/08

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table presents information for the named executive officers in the Summary Compensation Table with respect to options exercised during fiscal 2003 and unexercised options held as of the end of the fiscal year.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR END OPTION VALUES

                                                    Number of Securities
                                                         Underlying             Value of Unexercised
                                                    Unexercised Options at      In-the-Money Options
                       Shares                        Fiscal Year End (#)       at Fiscal Year End ($)
                      Acquired         Value      -------------------------  -------------------------
Name               On Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
-----------------  ---------------  ------------  -------------------------  -------------------------
Zackary Irani (1)       -0-             -0-            1,157,783/50,000            $4,250/$8,500

Francis Capitanio       -0-             -0-              69,500/48,500             $2,125/$2,125



------------
 (1) Based on the closing price of $.45 as of the last day of the fiscal year ended May 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth, as of June 23, 2003 certain information as to shares of Common Stock owned by (i) each person known to beneficially own more than 5% of the outstanding Common Stock, (ii) each director, including nominees for director, and each named executive officer of the Company, and
(iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person listed has sole voting and investment power over the shares beneficially owned by him or her. Unless otherwise indicated, the address of each named beneficial owner is the same as that of the Company's principal executive offices located at 1533 Monrovia Avenue, Newport Beach, California 92663.

                                              SHARES                PERCENTAGE
NAME OF                                     BENEFICIALLY           BENEFICIALLY
BENEFICIAL OWNER (1)(2)                         OWNED                  OWNED
-----------------------                   -----------------        ------------

Janet Moore (3)                               829,054                 13.6%

Zackary Irani (4)                           1,529,309                 20.8%

Francis Capitanio(5)                           94,079                  1.6%

Dr. Robert A. Orlando (1)(6)                   96,500                  1.7%

Allen Barbieri (1)(7)                         107,334                  1.8%

Francis R. Cano, Ph.D. (1)(8)                  62,500                  1.1%

Joseph L. Rink                                317,202                  5.5%

All executive officers and directors
as a group (six persons)                    2,718,776                 36.4%

---------------

(1) Dr. Orlando's address is 947 West 30th Street, Los Angeles, CA 92034; Mr. Barbieri's address is 5 Foxboro, Irvine, CA 92614; and Dr. Cano's address is 11 Acorn Lane, Los Altos, CA 94022.

(2) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Any shares of Common Stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group. Percentage ownership for each named beneficial owner, and the ownership of the directors and executive officers as a group, is based on 5,772,431 plus the shares the named person and group has a right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 89,367 shares underlying options exercisable by Ms. Moore at or within 60 days after the date of the Proxy, 45,910 shares underlying warrants exercisable by The Janet Moore Trust of which Janet Moore is the sole trustee, at or within 60 at or within 60 days after the date of the Proxy, 607,527 shares owned by The Janet Moore Trust of which Janet Moore is the sole trustee and 8,250 shares owned by Ms. Moore's minor children.

(4) Includes 1,257,783 shares underlying options exercisable by Mr. Irani at or within 60 days after the date of the Proxy.

(5) Includes 87,500 shares underlying options exercisable by Mr. Capitanio at or within 60 days after the date of the Proxy.
(6) Includes 72,500 shares underlying options exercisable by Dr. Orlando at or within 60 days after the date of the Proxy.

(7) Includes 79,445 shares underlying options exercisable by Mr. Barbieri at or within 60 days after the date of the Proxy.

(8) Includes 62,500 shares underlying options exercisable by Dr. Cano at or within 60 days after the date of the Proxy.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     During the fiscal year ended May 31, 2003, the Company leased approximately 22,000 square feet of space in Newport Beach, California. The facilities are leased from Ilse Sultanian and JSJ Management, of which Ms. Janet Moore is a partner, as well as two other shareholders, Jennifer Irani and Susan Irani. Jennifer Irani and Susan Irani are cousins of Zackary Irani. Management believes that the rent for the facilities in Newport Beach, CA, is consistent with current market values for comparable property in the area. Management believes that the lease terms are the same as could be obtained in an arm's length transaction. Jennifer Irani, Susan Irani and Ilse Sultanian each hold less than 5% of the Company common stock and therefore are not mentioned in the Beneficial Ownership Table. During fiscal 2003, the Company incurred a total of $182,400, gross of sublease income, in rent expense. During fiscal 2003 the Company entered into a four-year lease for these facilities. The facilities are currently being used for the Company's diagnostic test kit research and development, manufacturing, marketing and administration.

     During fiscal 2003 Ilse Sultanian and JSJ Management agreed to accept 60,000 shares plus 60,000 warrants exercisable at $.25 per share of Biomerica restricted common stock in payment for $15,000 in accrued rent. As of May 31, 2003 the Company owed $55,474 in accrued rent and at August 20, 2003 the Company owed a balance of $86,848 for past rent.

     On July 10, 2001 the Company sold 69,444 shares plus 34,722 warrants to the Janet Moore Trust of which Ms. Moore is the trustee, at a purchase price of $1.34 and $.72 per share. The exercise price of the warrants is $1.50. On July 10, 2001 the Company sold 4,166 shares plus 2,083 warrants of Common Stock to Mr. Irani at a purchase price of $.72 per share. The exercise price of the warrants is $1.50 per share.

     In August 2002 Zackary Irani accepted 68,182 shares of Biomerica restricted common stock in lieu of $15,000 in accrued wages and in November 2002 accepted 37,778 shares in lieu of $17,000 in accrued wages. In August 2002 Janet Moore accepted 30,000 shares of Biomerica restricted common stock in lieu of $13,500 in accrued wages and in November 2002 accepted 30,000 shares in lieu of $6,600 in accrued wages. As of May 31, 2003 the Company owed Zackary Irani approximately $44,529 in accrued wages and Janet Moore $46,950 in accrued wages.

     On September 12, 2000, Janet Moore, an officer and director of the Company entered into an agreement to loan to the Company, as needed, up to a $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by Biomerica accounts receivable and inventory. The line of credit was renewed August 28, 2002 and expires September 13, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,850 and interest of $48,985, all of which will be converted into a note payable bearing interest at 8% with interest and principal due monthly. The remaining unpaid principal and interest, if any, are due September 12, 2007. The note will be secured by inventory and receivables. There was $303,550 of outstanding principal and $43,963 of unpaid interest under this line of credit at May 31, 2003. Another shareholder and director, Zackary Irani loaned the Company $10,000 during the fiscal year ended 2002. In June 2003 Mr. Irani agreed to accept 40,000 shares plus 40,000 warrants exercisable at $.25 per share of Biomerica restricted common stock in repayment of the $10,000 loan advanced during fiscal 2002.

     In May 2002 Biomerica accepted 37,595 shares of Lancer common stock in payment for expenses of $8,271 advanced by Biomerica on Lancer's behalf.

     In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; lease and security deposits of approximately $2,000 and $1,100 per month, respectively; and service fees of approximately $2,900 per month.


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

  10.27 Lease between Biomerica, Inc., JSJ Management and Ilse Sultanian dated September 1, 2001. (Incorporated by reference to the Company's 2002 Form 10KSB/A filed June 6, 2003.)

  10.28 Agreement between Biomerica, Inc. and Lancer Orthodontics, Inc. for the acquisition of the remaining outstanding shares of Lancer Orthodontics, Inc., common stock by Biomerica (incorporated by reference to an exhibit filed with the S-4 filed on April 10, 2002).

  10.29 General Assignment of Assets Agreement with Allergy Immuno Technologies, Inc.(incorporated by reference to the Company 2002 Form 10KSB/A filed June 6, 2003.)

  10.30 Asset Purchase Agreement by and between Biomerica, Inc., and Sangui Bio Tech, Inc. dated September 12, 2002.

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

  31.1           SCertification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.3 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 2003 and 2002 and Independent Auditors' Report.

(b)  Reports on Form 8-K
     -------------------

     Biomerica filed a report on Form 8-K with the Securities and Exchange Commission on June 6, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIOMERICA, INC.
                                       Registrant

                                       By   /s/ Zackary S. Irani
                                            ---------------------------------
                                            Zackary S. Irani, Chief Executive
                                            Officer

                                       Dated:  9/13/03
                                               -------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature and Capacity

/s/ Zackary S. Irani                                           Date: 9/13/03
------------------------------------
Zackary S. Irani
President, Director, Chief Executive
Officer

/s/ Janet Moore                                                Date: 9/13/03
------------------------------------
Janet Moore, Secretary
Director, Chief Financial Officer

/s/ Robert Orlando                                             Date: 9/13/03
------------------------------------
Robert Orlando, M.D., Ph.D.
Director

/s/ Francis R. Cano
-----------------------------------                            Date: 9/13/03
Francis R. Cano
Director

/s/ Allen Barbieri                                             Date: 9/13/03
------------------------------------
Allen Barbieri
Director, Vice President Finance