Form 10QSB
period 2003-08-31
BIOMERICA INC
filed 2003-10-20
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2003                    Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,752,431 shares of common stock as of October 13, 2003.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three Months Ended
         August 31, 2003 and 2002..........................................2 & 3

         Condensed Consolidated Balance Sheet (unaudited) -
         August 31, 2003...................................................4 & 5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended August 31, 2003 and 2002...........................6

         Condensed Consolidated Statement of Changes in Shareholders'
         Equity (unaudited) - Three Months Ended August 31, 2003...............7

         Notes to Consolidated Financial Statements.........................8-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................15-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18

Item 4.  Controls and procedures..............................................18

PART II  Other Information....................................................19

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities and Use of Proceeds............................19

Item 3.  Defaults upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

         Signatures...........................................................20

                               PART I - FINANCIAL INFORMATION
                              SUMMARIZED FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                                       BIOMERICA, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                     Three Months Ended
                                                                          August 31,
                                                                     2003           2002
                                                                 ------------   ------------
Net sales ....................................................   $ 2,164,360    $ 2,089,507

     Cost of sales ...........................................    (1,503,564)    (1,434,429)
                                                                 ------------   ------------
     Gross profit ............................................       660,796        655,078
                                                                 ------------   ------------

Operating Expenses:
     Selling, general and administrative .....................       897,549        757,759
     Research and development ................................        74,340         47,877
                                                                 ------------   ------------
                                                                     971,889        805,636
                                                                 ------------   ------------

Operating loss from continuing operations ....................      (311,093)      (150,558)
                                                                 ------------   ------------

Other Expense (income):
     Interest expense ........................................        10,462        (10,797)
     Other income, net .......................................        (7,011)        47,981
                                                                 ------------   ------------
                                                                       3,451         37,184
                                                                 ------------   ------------

     Loss from continuing operations, before minority interest
       in net loss of consolidated subsidiaries and income taxes    (314,544)      (113,374)

Minority interest in net losses of consolidated subsidiaries .        96,580          2,004
                                                                 ------------   ------------

Loss from continuing operations, before income taxes .........      (217,964)      (111,370)

Income tax expense ...........................................             0              0
                                                                 ------------   ------------

Net loss from continuing operations ..........................      (217,964)      (111,370)

                                             2

                                       BIOMERICA, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS - Continued (UNAUDITED)

Discontinued operations:
  Income (loss) from discontinued operations, net .............              76          (24,094)
                                                                  --------------   --------------
Net loss ......................................................        (217,888)        (135,464)

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities .....          41,503           (1,440)
                                                                  --------------   --------------

Comprehensive loss ............................................   $    (176,385)   $    (136,904)
                                                                  ==============   ==============

Basic net loss per common share:

     Net loss from continuing operations ......................   $        (.04)   $        (.02)
     Net loss from discontinued operations ....................             .00             (.01)
                                                                  --------------   --------------
Basic net loss per common share ...............................   $        (.04)   $        (.03)
                                                                  ==============   ==============

Diluted net loss per common share:
     Net loss from continuing operations ......................   $        (.04)   $        (.02)
     Net loss from discontinued operations ....................             .00             (.01)
                                                                  --------------   --------------

Diluted net loss per common share .............................   $        (.04)   $        (.03)
                                                                  ==============   ==============

Weighted average number of common and common equivalent shares:
     Basic and diluted ........................................       5,716,607        5,249,216
                                                                  ==============   ==============

The accompanying notes are an integral part of these statements.

                                    BIOMERICA, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                             August 31,
                                                                                2003
                                                                            -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................   $  287,748
    Available for-sale securities .......................................       54,615
    Accounts receivable, less allowance for doubtful accounts of $114,903    1,495,083
    Inventories, net ....................................................    2,718,280
    Notes receivable ....................................................        2,419
    Prepaid expenses and other ..........................................      145,422
                                                                            -----------

          Total Current Assets ..........................................    4,703,567

Inventory, non-current ..................................................       26,000

Property and Equipment, net of accumulated depreciation and amortization       534,525

Intangible assets, net of accumulated amortization ......................       60,303

Other Assets ............................................................       56,819
                                                                            -----------
                                                                            $5,381,214
                                                                            ===========

The accompanying notes are an integral part of these statements.

                                           4

                                 BIOMERICA, INC.

               CONDENSED CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                     August 31,
                                                                        2003
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .............................................  $        421
     Accounts payable and accrued liabilities ...................     1,176,826
     Accrued compensation .......................................       425,353
     Current portion of shareholder loan ........................        74,641
     Net liabilities from discontinued operations ...............       364,834
                                                                   -------------

          Total Current Liabilities .............................     2,042,075

Shareholder loan ................................................       263,194
                                                                   -------------
Total Liabilities ...............................................     2,305,269
                                                                   -------------

Minority interest ...............................................     2,051,911
                                                                   -------------
Shareholders' Equity

     Common stock, $0.08 par value authorized  25,000,000 shares,
       subscribed or issued and outstanding 5,752,431 ...........       460,193
     Additional paid-in-capital .................................    17,204,073
     Accumulated other comprehensive gain .......................        31,846
     Accumulated deficit ........................................   (16,672,078)
                                                                   -------------

Total Shareholders' Equity ......................................     1,024,034
                                                                   -------------

Total Liabilities and Equity ....................................  $  5,381,214
                                                                   =============

The accompanying notes are an integral part of these statements.

                                       BIOMERICA, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended August 31,                                   2003         2002
                                                                     ----------   ----------
Cash flows from operating activities:
Net loss from continuing operations ..............................   $(217,964)   $(111,370)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization ...............................      27,261       35,887
     Realized gain on sale of available for-sale securities ......                     --
     Minority interest in net loss of consolidated
       Subsidiary ................................................     (96,580)      (2,004)
     Common stock, warrants and options issued for services
       rendered ..................................................      48,080       28,599
     Provision for losses on accounts receivable .................      (5,142)       1,136
     Changes in current assets and liabilities:
       Accounts Receivable .......................................     173,295      145,278
       Insurance claim receivable ................................      --           81,758
       Inventories ...............................................     (69,348)      62,755
       Prepaid expenses and other current assets .................      23,582      (20,055)
       Accounts payable and other accrued liabilities ............    (103,308)    (163,142)
       Accrued compensation ......................................      92,453      (15,317)
                                                                     ----------   ----------

Net cash (used in) provided by operating activities ..............     (127,671)      43,525
                                                                     ----------   ----------

Cash flows from investing activities:
     Purchases of property and equipment .........................    (165,330)      (2,966)
     Other assets ................................................     (13,419)        --
                                                                     ----------   ----------
Net cash used in investing activities ............................    (178,749)      (2,966)
                                                                     ----------   ----------

Cash flows from financing activities:
     Change in minority interest .................................       2,430        5,252
     Increase (decrease) in shareholder loan .....................      34,285      (37,350)
     Private placement, net of offering costs ....................      30,500         --
     Exercise of stock options ...................................       2,000         --
     Decrease in line of credit ..................................          (5)     (64,461)
                                                                     ----------   ----------

Net cash provided by (used in) financing activities ..............      69,210      (96,559)
                                                                     ----------   ----------

Net cash used in discontinued operations .........................        (209)      (1,795)
                                                                     ----------   ----------

Net decrease in cash and cash equivalents ........................    (237,419)     (57,795)

Cash at beginning of period ......................................     525,167      329,277
                                                                     ----------   ----------

Cash at end of period ............................................   $ 287,748    $ 271,482
                                                                     ==========   ==========

Supplemental disclosures on non-cash financing activity
  Issuance of common stock at market value in exchange for
     settlement of accrued wages and shareholder loan ............   $  20,000    $      --
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements.

                                             6

                                                           BIOMERICA, INC.

                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE THREE MONTHS ENDED AUGUST 31, 2003

                                                                      Common Stock
                           Common Stock                                Subscribed
                    ---------------------------               ---------------------------
                                                                                          Accumulated
                       Number                     Additional                              Other
                       of                         Paid-in                                 Comprehensive  Accumulated
                       Shares        Amount       Capital        Shares        Amount     Gain (loss)    Deficit          Total
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
 May 31, 2003          5,522,431  $    441,793  $ 17,117,393       18,000   $     4,500   $     (9,657) $(16,454,190)  $  1,099,839

Exercise of stock
Options                   10,000           800         1,200                                                                 2,000

Change in
unrealized
gain on available                                                                               41,503                      41,503
for sale securities

Net proceeds from
private placement        220,000        17,600        37,400      (18,000)       (4,500)                                    50,500

Compensation
expense related
to the fair
value of common stock
and warrants
issued to employees
in excess of con-
sideration received                                   48,080                                                                48,080

Net loss                                                                                                    (217,888)     (217,888)
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at             5,752,431  $    460,193  $ 17,204,073           --   $        --   $     31,846  $(16,672,078) $  1,024,034
August 31, 2003     ============= ============= ============= ============= ============= ============= ============= =============

                                                                               7

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2003

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003, for a summary of significant accounting policies utilized by the Company.

(2) As of August 31, 2003, the Company had cash and available-for-sale securities in the amount of $342,263 and working capital of $2,661,492. Cash and working capital totaling $287,748 and $2,537,257, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

     The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002. ReadyScript and Allergy Immuno Technologies were previously contributors to the Company's losses. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurance that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future. Should the Company be unable to reduce costs adequately or should the Company be unable to secure additional financing, the result for the Company could be the inability to continue as a going concern.

     The Company will continue to have limited cash resources. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such transaction, that the terms and conditions of such financing.

     Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their audit report on the Company's annual consolidated financial statements as of and for the year ended May 31, 2003, in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Com- pany be unable to continue as a going concern.

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired September 13, 2003. The unpaid principal and interest of $337,835 was converted into a note payable bearing interest at 8% and payable in monthly installments of $8,248 over four years.

     During the quarter ended August 31, 2003, the Company's operations used cash of $127,671. This compares to cash provided by operations of $43,525 in the same period in the prior fiscal quarter. Cash provided by financing activities was $69,210, which resulted from a private placement at Biomerica of $30,500.

(3) In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition And Disclosure," which amended FAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, "Accounting for Stock Issued to employees."

     The Black Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuations models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the quarter ended August 31 is as follows:

AUGUST 31,                                                  2003       2002
--------------------------------------------------------------------------------
Net loss from continuing
  operations, as reported                              $ (217,964)  $ (111,370)
Plus: Stock-based employee compensation
  expense included in reported net loss                    48,080       16,182
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                            (73,304)     (28,643)
--------------------------------------------------------------------------------
Net loss from continuing operations, pro forma         $ (243,188)  $ (123,831)
================================================================================

Pro forma net loss from
   continuing operations
   per share - basic                                   $   (0.04)   $   (0.02)
================================================================================
Pro forma net loss from
   continuing operations
   per share - diluted                                 $   (0.04)   $   (0.02)
================================================================================

Net income (loss) from discontinued
  operations, as reported                              $       76      (24,094)
Plus: Stock-based employee compensation
  expense included in reported net loss                        --           --
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                                 --           --
--------------------------------------------------------------------------------
Net loss from discontinued operations, pro forma       $       76   $  (24,094)
================================================================================

Pro forma net loss from
   discontinued operations
   per share - basic                                   $   (0.00)   $    (0.01)
================================================================================
Pro forma net loss from
   discontinued operations
   per share - diluted                                 $   (0.00)   $    (0.01)
================================================================================

(4) The following summary presents the options granted, exercised, expired, and outstanding as of August 31, 2003:

                                                                        Weighted
                                                                        Average
                         Number of Options                              Exercise
                    Employee        Non-employee      Total             Price
                    --------        ------------      -----             -----

Outstanding
May 31, 2003          990,386           75,000        1,065,386         $0.99

Granted                    --               --               --         $0.00
Exercised                  --          (10,000)         (10,000)        $0.20
Expired                    --               --               --         $0.00
                    ----------       ----------       ----------    ----------
Outstanding
August 31, 2003       990,386           65,000        1,055,386         $1.00
                    ==========       ==========       ==========    ==========

                                                                        Weighted
                                                                        Average
                         Number of Warrants                             Exercise
                    Employee        Non-employee      Total             Price
                    --------        ------------      -----             -----

Outstanding
May 31, 2003        1,285,688        1,131,746        2,417,434         $2.79

Granted               170,000           32,000          202,000         $0.25
Exercised                  --               --               --         $0.00
Expired                    --               --               --         $0.00
                    ----------       ----------       ----------    ----------
Outstanding
August 31, 2003     1,455,688        1,163,746        2,619,434         $2.60
                    ==========       ==========       ==========    ==========

(5) The information set forth in these condensed consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(6) Consolidated results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

(7) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003, for a description of the investments in affiliates and consolidated subsidiaries.

(8) Reference is made to Notes 5 & 11 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003, for information on commitments and contingencies.

(9) Aggregate market value exceeded cost of available-for-sale securities by approximately $31,846 at August 31, 2003.

(10)  Earnings Per Share
     ------------------

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

                                               For the Three Months Ended August 31, 2003
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (217,964)               -      $      (.04)
     Gain (loss) from discontinued
        operations .....................              76                -              .00
                                             ------------     ------------     ------------
                                             $  (217,888)       5,716,607      $      (.04)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                                $  (217,888)       5,716,607      $     (.04)
                                             ============     ============     ============

                                       10






                                               For the Three Months Ended August 31, 2002
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (111,370)               -      $      (.02)
     Loss from discontinued
       operations ......................         (24,094)               -             (.01)
                                             ------------     ------------     ------------
                                             $  (135,464)       5,249,216      $      (.03)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                               $  (135,464)       5,249,216      $      (.03)
                                             ============     ============     ============

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

As of August 31, 2003, there was a total of 3,674,820 potential dilutive shares of common stock outstanding.

(11) In August 2001, the FASB issued Statement of Financial Accounting Standards FAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operations of long-lived assets, except for certain obligations of leases. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (Including Certain Costs Incurred in a Restructuring). "SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on our consolidated financial statements.

In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a significant effect On the Company's consolidated financial position, results of operations, or cash flows.

(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Three Months Ended
                                                  8/31/03         8/31/02
                                                  -------         -------

         Revenues from sales to unaffiliated customers:
         United States                         $1,128,000      $1,253,000
         Asia                                      45,000          66,000
         Europe                                   529,000         362,000
         South America                            146,000          97,000
         Middle East                               60,000          74,000
         Oceania                                  132,000         101,000
           Other                                  124,000         137,000
                                               ----------      ----------
                                               $2,164,000      $2,090,000
                                               ==========      ==========

     No other geographic concentrations exist where net sales exceed 10% of total net sales.

(13) Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 4310(c)(2)(B). The Company's securities were immediately eligible to trade on The OTC Bulletin Board and are traded under the symbol BMRA.OB.

(14) Lancer has a $400,000 line of credit with a financial institution, expiring October 24, 2003. Borrowings are made at prime plus 2.0%, in no event less than 8.0%, (8.0% at August 31, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at August 31, 2003 was $421 and the unused portion available was approximately $271,000. Future financing options are being explored.

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

     Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,050 and interest of $48,985, all of which was converted into a note payable bearing interest at 8% with interest and principal due monthly of $8,248. The remaining unpaid principal and interest, if any, are due September 12, 2007. The note is secured by inventory and receivables of Biomerica.

(15) In June 2003, the Company issued 202,000 shares of restricted common stock in a private placement to insiders and qualified investors. The stock was sold at $.25 per share and had one warrant for the purchase of restricted common stock attached to each share of common stock purchased. During the three months ended August 31, 2003, $48,080 was recorded as compensation expense for the excess in the market value of the issued common stock and warrants over the consideration received. The warrants vest immediately, expire in five years, and are exercisable at $.25 per share.

     On June 2, 2003, Lancer granted 52,500 stock options to purchase shares of Lancer common stock at an exercise price of $.43 per share to directors of the Lancer for services rendered. The options vest over two years and have a term Of five years.

     On June 2, 2003, Lancer granted 75,000 stock options to purchase shares of Lancer common stock at an exercise price of $.43 per share to its Chief Executive Officer in lieu of salary. The options vest over three years and have a term of five years.

     On June 2, 2003, the Company granted 120,000 stock options to purchase shares of the Lancer's common stock at an exercise price of $.43 per share as pursuant to terms of the Employment agreement between Lancer and Dan Castner, the Vice President of Sales and Marketing. The options vest over four years and have a term of five years.

(16) Reportable business segments for the quarter ended August 31, 2003 and 2002 are as follows:

                                                          2003          2002
                    ------------------------------------------------------------

                    Domestic sales:
                       Orthodontic products           $ 734,000     $   755,000
                    ============================================================

                       Medical diagnostic products    $ 394,000     $   498,000
                    ============================================================

                    Foreign sales:
                       Orthodontic products           $ 584,000     $   531,000
                    ============================================================

                       Medical diagnostic products    $ 452,000     $   306,000
                    ============================================================

                    Net sales:
                       Orthodontic products          $1,318,000     $ 1,286,000
                       Medical diagnostic products      846,000         804,000
                    ------------------------------------------------------------

                    Total                            $2,164,000     $ 2,090,000
                    ============================================================

                    Operating loss:
                       Orthodontic products           $(146,000)    $   (46,000)
                       Medical diagnostic products     (165,000)       (105,000)
                    ------------------------------------------------------------

                    Total                             $(311,000)    $  (151,000)
                    ============================================================

                    Operating loss from discontinued segment:
                       AIT                            $      --     $      --
                       ReadyScript                           76         (24,000)
                    ------------------------------------------------------------

                    Total                             $      76     $   (24,000)
                    ============================================================

                    Domestic long-lived assets:
                       Orthodontic products           $ 279,000     $    91,000
                       Medical diagnostic products      151,000         197,000
                    ------------------------------------------------------------

                    Total                             $ 430,000     $   288,000
                    ============================================================

                    Foreign long-lived assets:
                       Orthodontic products           $  86,000     $    23,000
                       Medical diagnostic products       18,000            --
                    ------------------------------------------------------------

                    Total                             $ 104,000     $    23,000
                    ============================================================

                    Total assets:
                       Orthodontic products          $3,502,000     $ 3,467,000
                       Medical diagnostic products    1,879,000       1,447,000
                    ------------------------------------------------------------

                    Total                            $5,381,000     $ 4,914,000
                    ============================================================

                    Depreciation and amortization
                     expense:
                       Orthodontic products           $ 12,000      $    24,000
                       Medical diagnostic products      15,000           12,000
                    ------------------------------------------------------------

                    Total                             $ 27,000      $    36,000
                    ============================================================

                    Capital expenditures:
                       Orthodontic products           $ 147,000     $     2,000
                       Medical diagnostic products       18,000           1,000
                    ------------------------------------------------------------

                    Total                             $ 165,000     $     3,000
                    ============================================================

The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended August 31, 2003 and 2002.

(17) Pursuant to the terms of the employment agreement between Lancer and Dan Castner, the Vice President of Sales and Marketing of Lancer, dated May 20, 2003, Lancer agreed to pay Mr. Castner an annual base salary of $135,000. In addition, Lancer granted Mr. Castner stock options on June 2, 2003, to purchase an aggregate of 120,000 shares of Lancer's common stock at an exercise price of $.43 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of grant; (ii) 25% vesting on the second anniversary of the date of grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should Lancer be purchased by an affiliated third party, the options shall vest 100%.

(18) In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; lease and security deposits of approximately $2,000 and $1,100 per month, respectively; and service fees of approximately $2,900 per month.

(19) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

     As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2003. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2003."

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $2,164,360 for the first quarter of fiscal 2004 as compared to $2,089,507 for the same period in the previous year. This represents an increase of $74,853, or 3.6%. Of the total consolidated net sales for fiscal 2004, $1,318,107 is attributable to Lancer, and $846,253 to Biomerica. Lancer sales increased by $32,608 over the previous fiscal year due to increases in Lancer's international sales. Biomerica sales increased by $42,245 primarily due to sales of new products and increased foreign sales.

Cost of sales as a percentage of sales increased from 68.6% to 69.6%. Lancer's cost of sales as a percentage of sales increased from 71.9% to 74.0%. This increase was attributable to an increase in scrap and a change in the product mix. Biomerica's costs decreased from 63.5% of sales to 62.4% due to a change in the product mix.

Selling, general and administrative costs increased by $139,790, or 18.4%. Lancer had increased selling, general and administrative costs of $63,601 primarily due to increases in payroll and advertising costs in the sales and marketing department. Biomerica had an increase of $76,189, which was due to higher commissions as well as compensation expense recorded in connection the issuance of common stock and warrants to employees.

Research and development increased by $26,463, or 55.3%. Lancer had an increase in research and development costs of $17,316 due to the resumption of product development. Biomerica had increased costs of $9,147 primarily due to higher wages and related costs.

For the three months ended August 31, 2003, other income of $7,011 was realized as compared to $47,981 in the prior year which was a result of the insurance claim settlement of $47,981 for the theft of inventory at the Lancer Orthodontics Inc.'s Mexicali facility.

Interest expense increased by $21,259 compared to the previous year due to increased borrowings at Biomerica and lower balances on the line of credit at Lancer.

Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2003, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2003, the Company had cash and available-for-sale securities in the amount of $342,263 and working capital of $2,661,492. Cash and working capital totaling $287,748 and $2,537,257, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies was sold in May 2002. ReadyScript and Allergy Immuno Technologies were previously contributors to the Company's losses. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurance that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future. Should the Company be unable to reduce costs adequately or should the Company be unable to secure additional financing, the result for the Company could be the inability to continue as a going concern.

The Company will continue to have limited cash resources. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such transaction, that the terms and conditions of such financing will not be unfavorable to us.

Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their audit report on the Company's annual consolidated financial statements as of and for the year ended May 31, 2003 in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired September 13, 2003. The unpaid principal and interest of $337,835 was converted into a note payable bearing interest at 8% and payable in monthly of $8,248 installments over four years.

During the quarter ended August 31, 2003, the Company operations used cash of $127,671. This compares to cash provided by operations of $43,525 in the same period in the prior fiscal year. Of this there was cash used in operations of $72,243 and cash provided of $146,368 at the Lancer subsidiary. Cash provided by financing activities was $69,210, which resulted from a private placement of $30,500.

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

At August 31, 2003, Lancer had a $400,000 line of credit with a financial Institution, through October 24, 2003. Borrowings are made at prime plus 2.0% (8.0% at August 31, 2002) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at August 31, 2003 was $421 and the unused portion available was approximately $271,000.

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

Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit expired September 12, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,850 and interest of $48,985, all of which was converted into a note payable bearing interest at 8% with interest and principal due monthly of $8,248. The remaining principal and interest, if any, are due September 12, 2007. The note is secured by inventory and receivables of Biomerica.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
Note 2 of the Notes to Consolidated Financial Statements contained in the Company's annual report on Form 10KSB for the period ended August 31, 2003, describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

We believe the following to be critical accounting policies as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

In general the critical accounting policies that may require judgments or estimates relate specifically to the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Impairment of Long-Lived Assets, Stock Based Compensation and Income Tax Accruals.

We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured.

The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is probably and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, of the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At August 31, 2003, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

Please refer to the annual report on Form 10-KSB for the period ended May 31, 2003 for an in-depth discussion of risk factors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica. Like other businesses, Biomerica is susceptible to macroeconomic downturns in the United States or abroad, as were experiences in fiscal year 2002, that may affect the general economic climate and performance of Biomerica or its' customers. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. Border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operation as a whole; failure to manage the future expansion of our business could have an adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, most of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All of these factors make it difficult to predict operating results for any particular period.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial offier, respectively) have concluded, based on their evaluation as of August 31, 2003, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended August 31, 2003, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The following shares of Restricted common stock were issued during the three months Ended August 31, 2003:
                                    Class or Persons     Price
         Date     Title    Amount   Sold to              Per Share     Total
         ----     -----    ------   -------              ---------     -----

         6/5/03   common   46,000  qualified investors       $.25     $11,500
         6/6/03   common    8,000  qualified investor        $.25       2,000
         6/9/03   common    8,000  qualified investor        $.25       2,000
         6/17/03  common  100,000  qualified investor        $.25      25,000
                                    and insider
         6/23/03  common   20,000  qualified investor        $.25       5,000
         6/26/03  common   20,000  qualified investor        $.25       5,000

         The exemption relied upon for the issuance of the unregistered shares was that the shares were issued to qualified investors within the meaning of Securities and Exchange Commission Rule 501, Regulation D.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2002 Annual Meeting of the Company's stockholders was held on September 2, 2003. Two matters were voted on at the meeting, as set Forth in the proxy statement dated June 26, 2003, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Act of 1934. The following summarizes the voting:

         Proposal No. 1:  Election of Directors

         Name                       For              Votes Withheld
         ----                       ---              --------------

         Barbieri                   4,745,095        230,842
         Cano                       4,745,095        230,842
         Irani                      4,744,305        232,184
         Moore                      4,744,705        231,232
         Orlando                    4,745,095        230,842

         All directors were elected.

         Proposal No. 2: Proposal to Ratify and Approve the Company's 2002 Stock Incentive Plan

                                    For           Against              Abstain
                                    ---           -------              -------

                                    1,870,275      400,481             70,483

         Proposal No. 2 did not receive a plurality of the votes and therefore was not approved.

Item 5.  OTHER INFORMATION.  Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. Inapplicable.

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

Date:  October 20, 2003

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                             Zackary S. Irani
                                             Chief Executive Officer