Form 10QSB
period 2003-11-30
BIOMERICA INC
filed 2004-01-20
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2003                   Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,752,431 shares of common stock as of January 14, 2004.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three and six Months Ended
         November 30, 2003 and 2002........................................3 & 4

         Condensed Consolidated Balance Sheet (unaudited) -
         November 30, 2003.................................................5 & 6

         Condensed Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended November 30, 2003 and 2002...........................7

         Condensed Consolidated Statement of Changes in Shareholders'
         Equity (unaudited) - Six Months Ended November 30, 2003...............8

         Notes to Consolidated Financial Statements.........................9-18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................19-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........21-22

Item 4.  Controls and procedures..............................................22

PART II  Other Information....................................................23

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities and Use of Proceeds............................23

Item 3.  Defaults upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23

         Signatures...........................................................24


                                                  PART I - FINANCIAL INFORMATION
                                                 SUMMARIZED FINANCIAL INFORMATION
                                                   ITEM 1. FINANCIAL STATEMENTS

                                                          BIOMERICA, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                        Six Months Ended                   Three Months Ended
                                                                           November 30,                        November 30,
                                                                      2003              2002              2003              2002
                                                                  ------------      ------------      ------------      ------------
Net sales ..................................................      $ 4,434,215       $ 4,226,038       $ 2,269,856       $ 2,136,529

     Cost of sales .........................................        3,137,829         2,952,354         1,611,118         1,517,924
                                                                  ------------      ------------      ------------      ------------
     Gross profit ..........................................        1,296,386         1,273,684           658,738           618,605
                                                                  ------------      ------------      ------------      ------------

Operating Expenses:
     Selling, general and administrative ...................        1,594,873         1,457,869           720,473           701,711
     Research and development ..............................          141,753           110,206            67,412            62,329
                                                                  ------------      ------------      ------------      ------------
                                                                    1,736,626         1,568,075           787,885           764,040
                                                                  ------------      ------------      ------------      ------------

Operating loss from continuing operations ..................         (440,240)         (294,391)         (129,147)         (145,435)
                                                                  ------------      ------------      ------------      ------------

Other Expense (income):
     Interest expense ......................................           15,376            17,700             4,915             6,903
     Other income, net .....................................          (33,258)          (51,922)          (26,247)           (3,942)
                                                                  ------------      ------------      ------------      ------------
                                                                      (17,882)          (34,222)          (21,332)            2,961
                                                                  ------------      ------------      ------------      ------------

Loss from continuing operations, before minority interest
   in net loss of consolidated subsidiaries and
   income taxes ............................................         (422,358)         (260,169)         (107,815)         (148,396)

Minority interest in net gain (losses) of consolidated sub..           93,819           (17,867)            2,761           (19,871)
                                                                  ------------      ------------      ------------      ------------
Loss from continuing operations, before income taxes .......         (328,539)         (278,036)         (110,576)         (168,267)

Income tax expense .........................................               --             1,794                --               194
                                                                  ------------      ------------      ------------      ------------

Net loss from continuing operations ........................         (328,539)         (279,830)         (110,576)         (168,461)



                                                          BIOMERICA, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS - Continued (UNAUDITED)

                                                                        Six Months Ended               Three Months Ended
                                                                           November 30,                    November 30,
                                                                       2003            2002            2003           2002
                                                                  --------------  --------------  -------------  --------------
Discontinued operations:
  Income (loss) from discontinued operations, net .............          (2,944)         38,531         (3,020)         14,437
                                                                  --------------  --------------  -------------  --------------
Net loss ......................................................        (331,483)       (318,361)      (113,596)       (182,898)

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities .....          22,362          (1,757)       (19,141)           (317)
                                                                  --------------  --------------  -------------  --------------

Comprehensive loss ............................................   $    (309,121)       (320,118)      (132,737)  $    (183,215)
                                                                  ==============  ==============  =============  ==============

Basic net loss per common share:

     Net loss from continuing operations ......................   $        (.06)  $        (.05)  $       (.02)  $        (.03)
     Net loss from discontinued operations ....................            (.00)           (.01)          (.00)           (.00)
                                                                  --------------  --------------  -------------  --------------
Basic net loss per common share ...............................   $        (.06)  $        (.06)  $       (.02)  $        (.03)
                                                                  ==============  ==============  =============  ==============
Diluted net loss per common share
     Net loss from continuing operations ......................   $        (.06)  $        (.05)  $       (.02)  $        (.03)
     Net loss from discontinued operations ....................            (.00)           (.01)          (.00)           (.00)
                                                                  --------------  --------------  -------------  --------------

Diluted net loss per common share .............................   $        (.06)  $        (.06)  $       (.02)  $        (.03)
                                                                  ==============  ==============  =============  ==============

Weighted average number of common and common equivalent shares:
     Basic and diluted ........................................       5,675,890       5,208,818      5,752,431       5,245,673
                                                                  ==============  ==============  =============  ==============

The accompanying notes are an integral part of these statements.


                                      BIOMERICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                 November 30,
                                                                                     2003
                                                                                 -----------

Assets

Current Assets
    Cash and cash equivalents .............................................      $  296,939
    Available for-sale securities .........................................          35,474
    Accounts receivable, less allowance for doubtful accounts of $126,053..       1,355,874
    Inventories, net of reserve of $187,371 ...............................       2,655,486
    Notes receivable ......................................................           1,619
    Prepaid expenses and other ............................................         175,570
                                                                                 -----------

          Total Current Assets ............................................       4,520,962

Inventory, non-current ....................................................          26,000

Property and Equipment, net of accumulated depreciation and amortization ..         593,427

Intangible assets, net of accumulated amortization ........................          50,831

Other Assets ..............................................................          62,904
                                                                                 -----------

                                                                                 $5,254,124
                                                                                 ===========

The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

          CONDENSED CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)


                                                                         November 30,
                                                                             2003
                                                                         ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ...............................................      $         --
     Accounts payable and accrued liabilities .....................         1,115,202
     Accrued compensation .........................................           491,226
     Current portion of shareholder loan ..........................            86,400
     Net liabilities from discontinued operations .................           367,299
                                                                         -------------

          Total Current Liabilities ...............................         2,060,127

Shareholder loan ..................................................           237,185
                                                                         -------------
Total Liabilities .................................................         2,297,312
                                                                         -------------

Minority interest .................................................         2,058,422
                                                                         -------------
Shareholders' Equity

     Common stock, $0.08 par value authorized  25,000,000 shares,
       subscribed or issued and outstanding 5,752,431 .............           460,193
     Additional paid-in-capital ...................................        17,211,165
     Accumulated other comprehensive gain .........................            12,705
     Accumulated deficit ..........................................       (16,785,673)
                                                                         -------------
Total Shareholders' Equity ........................................           898,390
                                                                         -------------

Total Liabilities and Equity ......................................      $  5,254,124
                                                                         =============

The accompanying notes are an integral part of these statements.


                                                BIOMERICA, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended November 30,                                                   2003            2002
                                                                                     ----------      ----------
Cash flows from operating activities:
Net loss from continuing operations ...........................................      $(328,463)      $(279,830)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization ............................................         57,449          72,650
     Minority interest in net loss of consolidated
       Subsidiary .............................................................        (93,819)         17,867
     Common stock, warrants and options issued for services
       rendered ...............................................................         55,172          99,131
     Provision for losses on accounts receivable ..............................          6,008            (920)
     Provision for losses on inventory ........................................         45,000              --
     Changes in current assets and liabilities:
       Accounts Receivable ....................................................        301,354         220,167
       Inventories ............................................................        (51,554)        225,343
       Prepaid expenses and other current assets ..............................         (5,766)          4,031
       Accounts payable and other accrued liabilities .........................       (164,932)        (46,153)
       Accrued compensation ...................................................        158,326          40,809
                                                                                     ----------      ----------

Net cash (used in) provided by operating activities ...........................        (21,225)        353,095
                                                                                     ----------      ----------

Cash flows from investing activities:
     Purchases of property and equipment ......................................       (244,948)        (60,910)
     Other assets .............................................................        (19,504)             --
     Purchases of intangibles .................................................             --         (21,986)
                                                                                     ----------      ----------
Net cash used in investing activities .........................................       (264,452)        (82,896)
                                                                                     ----------      ----------

Cash flows from financing activities:
     Change in minority interest ..............................................          6,180          10,501
     Increase (decrease) in shareholder loan ..................................         20,035         (52,050)
     Private placement, net of offering costs .................................         30,500              --
     Exercise of stock options ................................................          2,000              --
     Decrease in line of credit ...............................................           (426)        (65,669)
                                                                                     ----------      ----------

Net cash provided by (used in) financing activities ...........................         58,289         (72,395)
                                                                                     ----------      ----------

Net cash used in discontinued operations ......................................           (840)         (2,295)
                                                                                     ----------      ----------

Net (decrease) increase in cash and cash equivalents ..........................       (228,228)        160,686

Cash at beginning of period ...................................................        525,167         329,277
                                                                                     ----------      ----------

Cash at end of period .........................................................      $ 296,939       $ 489,963
                                                                                     ==========      ==========

Supplemental disclosures on non-cash financing activity
  Issuance of common stock at market value in exchange for
     settlement of accrued wages and shareholder loan .........................      $  20,000       $      --
                                                                                     ==========      ==========

The accompanying notes are an integral part of these statements.


                                                           BIOMERICA, INC.

                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE SIX MONTHS ENDED November 30, 2003

                                                                    Common Stock
                            Common Stock                             Subscribed
                    ---------------------------               ---------------------------
                                                                                          Accumulated
                       Number                     Additional                              Other
                       of                         Paid-in                                 Comprehensive  Accumulated
                       Shares        Amount       Capital        Shares        Amount     Gain (loss)    Deficit          Total
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
 May 31, 2003          5,522,431  $    441,793  $ 17,117,393       18,000   $     4,500   $     (9,657) $(16,454,190)    1,099,839

Exercise of stock
Options                   10,000           800         1,200                                                                 2,000

Change in
unrealized
gain on available                                                                               22,362                      22,362
for sale securities

Net proceeds from
private placement        220,000        17,600        37,400      (18,000)       (4,500)                                    50,500

Compensation
expense related
to the fair
value of common stock
and warrants
issued to employees
in excess of con-
sideration received                                   55,172                                                                55,172

Net loss                                                                                                    (331,483)     (331,483)
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at             5,752,431  $    460,193  $ 17,211,165       --               --    $     12,705  $(16,785,673) $    898,390
November 30, 2003   ============= ============= ============= ============= ============= ============= ============= =============


The accompanying notes are an integral part of these statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     November 30, 2003

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003, for a summary of significant accounting policies utilized by the Company.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the report amounts of revenues and expenses during the reporting period. Significant estimates made by Biomerica's and Lancer's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, valuation of inventories, realizability of property and equipment through future operations and realizability of deferred tax assets. Actual results could materially differ from those estimates.

(2) As of November 30, 2003, the Company had cash and available-for-sale securities in the amount of $332,413 and working capital of $2,460,835. Cash and working capital totaling $224,237 and $2,477,013, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

     The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies, Inc. was sold in May 2002. ReadyScript and Allergy Immuno Technologies were previously contributors to the Company's losses. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurance that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future. Should the Company be unable to reduce costs adequately or should the Company be unable to secure additional financing, the result for the Company could be the inability to continue operations.

     The Company will continue to have limited cash resources. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such transaction, that the terms and conditions of such financing will not be unfavorable to us.

     Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their audit report on the Company's annual consolidated financial statements as of and for the year ended May 31, 2003, in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company operating.

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired September 13, 2003. The unpaid principal and interest of $337,835 was converted into a note payable bearing interest at 8% and payable in monthly installments over four years. The monthly payments required to pay the loan off in four years would be $8,248. The Company is currently making payments of $7,200 per month. The terms of the note are currently being negotiated. The note is secured by inventory and accounts receivable of Biomerica.

     During the quarter ended November 30, 2003, the Company's operations used cash of $21,225. This compares to cash provided by operations of $363,596 in the same period in the prior fiscal quarter. Cash provided by financing activities was $58,289, which resulted in part from a private placement at Biomerica of $30,500, an increase in shareholder loan of $20,035, exercise of stock options of $2,000 and change in minority interest of $6,180.

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

     The Black Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuations models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the six months and quarter ended November 30 is as follows:

                                               Six Months Ended   Three Months Ended
November 30,                                    2003      2002      2003       2002
---------------------------------------------------------------------------------------
Net loss from continuing
  operations, as reported                   $(328,539) $(279,830) $(110,576) $(168,461)
Plus: Stock-based employee compensation
  expense included in reported net loss        55,172     32,364      7,092     65,818
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                (12,575)   (24,288)    (6,269)   (12,144)
---------------------------------------------------------------------------------------
Net loss from continuing operations,
 pro forma                                  $(285,942) $(271,754) $(109,753) $(114,787)
=======================================================================================

Pro forma net loss from
   continuing operations
   per share - basic                        $   (0.03) $   (0.02) $    (.02) $    (.03)
=======================================================================================
Pro forma net loss from
   continuing operations
   per share - diluted                      $   (0.03) $   (0.02) $    (.02) $    (.03)
=======================================================================================

(4) The following summary presents the options granted, exercised, expired, and outstanding as of November 30, 2003:

                                                                        Weighted
                                                                        Average
                         Number of Options                              Exercise
                    Employee        Non-employee      Total             Price
                    --------        ------------      -----             -----

Outstanding
May 31, 2003          990,386           75,000        1,065,386         $0.99

Granted                    --               --               --          0.00
Exercised                  --          (10,000)         (10,000)         0.20
Expired                (2,250)              --           (2,250)         0.85
Cancelled              (3,000)              --           (3,000)         0.40
                    ----------       ----------       ----------    ----------
Outstanding
November 30, 2003     985,136           65,000        1,050,136         $1.00
                    ==========       ==========       ==========    ==========

                                                                        Weighted
                                                                        Average
                         Number of Warrants                             Exercise
                    Employee        Non-employee      Total             Price
                    --------        ------------      -----             -----

Outstanding
May 31, 2003        1,285,688        1,131,746        2,417,434         $2.79

Granted               170,000           32,000          202,000          0.25
Exercised                  --               --               --          0.00
Expired                    --               --               --          0.00
                    ----------       ----------       ----------    ----------
Outstanding
November 30, 2003   1,455,688        1,163,746        2,619,434         $2.60
                    ==========       ==========       ==========    ==========

(5) The information set forth in these condensed consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. Please see the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003 for more detailed footnotes.

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

(9) Aggregate market value exceeded cost of available-for-sale securities by approximately $12,705 at November 30, 2003.

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

     As of November 30, 2003, there was a total of 3,669,570 potential dilutive shares of common stock outstanding.

(11) In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which updates accounting and reporting standards for personnel and operational restructurings. The Company was required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

     In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

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

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operation on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities indentified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows.

(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Six Months Ended
                                                11/30/03        11/30/02
                                                --------        --------

         Revenues from sales to unaffiliated
           customers:
         United States                         $2,168,000      $2,362,000
         Asia                                     100,000         117,000
         Europe                                 1,196,000         954,000
         South America                            248,000         167,000
         Oceania                                  286,000         208,000
         Other                                    436,000         418,000
                                               ----------      ----------
                                               $4,434,000      $4,226,000
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

(14) Lancer has a $400,000 line of credit with a financial institution, which expires January 24, 2004. Borrowings are made at prime plus 2.0%, in no event less than 8.0%, (8.0% at November 30, 2003), and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at November 30, 2003 was $0 and the unused portion available was approximately $326,000.

     The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of $2,100,000 and that receivables' payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement. Proceeds from this line cannot be used to support the operations of Biomerica.

     In October 2003 the line of credit was extended to January 24, 2004 by GE Capital Healthcare Financial Services so that Lancer could explore other financing options. An agreement with another financing institution is in the process of being finalized.

     Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,050 and interest of $48,985, all of which was converted into a note payable bearing interest at 8% with interest and principal due monthly. The monthly payments required to pay the loan off in four years would be $8,248. The Company is currently paying $7,200 per month toward interest and principal. The terms of the note are currently being negotiated. The remaining unpaid principal and interest, if any, are due September 12, 2007. The note is secured by inventory and accounts receivable of Biomerica.

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

     On June 2, 2003, Lancer granted 120,000 stock options to purchase shares of the Lancer's common stock at an exercise price of $.43 per share as pursuant to terms of the Employment agreement between Lancer and Dan Castner, the Vice President of Sales and Marketing. The options vest over four years and have a term of five years.

(16) Reportable business segments for the six months and quarter ended November 30, 2003 and 2002 are as follows:

                                               Six Months               Three Months
                                            Ended November 30,       Ended November 30,
                                            2003         2002        2003          2002
    ---------------------------------------------------------------------------------------
    Domestic sales:
       Orthodontic products               $1,518,000  $1,566,000    $  784,000  $  812,000
    =======================================================================================

    Medical diagnostic products           $  650,000  $  796,000    $  256,000  $  269,000
    =======================================================================================

    Foreign sales:
        Orthodontic products              $1,366,000  $1,224,000    $  782,000  $  693,000
    =======================================================================================

    Medical diagnostic products           $  900,000  $  640,000      $448,000  $  363,000
    =======================================================================================




                                               Six Months               Three Months
                                            Ended November 30,       Ended November 30,
                                            2003         2002        2003          2002
    ---------------------------------------------------------------------------------------
    Net sales:
        Orthodontic products              $2,884,000  $2,790,000    $1,566,000  $1,505,000
        Medical diagnostic products        1,550,000   1,436,000       704,000     632,000
    ---------------------------------------------------------------------------------------

    Total                                 $4,434,000  $4,226,000    $2,270,000  $2,137,000
    =======================================================================================

    Operating (loss) income:
       Orthodontic products               $ (147,000) $  (20,000)   $   (2,000) $   25,000
       Medical diagnostic products          (293,000)   (274,000)     (127,000)   (170,000)
    ---------------------------------------------------------------------------------------

    Total                                 $ (440,000) $ (294,000)   $ (129,000) $ (145,000)
    =======================================================================================

    Operating loss from discontinued segment:
      ReadyScript                         $    2,944  $   38,531    $    3,020  $   14,437
    ---------------------------------------------------------------------------------------

    Total                                 $    2,944  $   38,531    $    3,020  $   14,437
    =======================================================================================

    Domestic long-lived assets:
    Orthodontic products                  $  317,000  $   52,000
    Medical diagnostic products              137,000     184,000
                    ---------------------------------------------------

    Total                                 $  454,000  $  236,000
                    ===================================================

    Foreign long-lived assets:
     Orthodontic products                 $  122,000  $   19,000
     Medical diagnostic products              17,000        --
                    ---------------------------------------------------

    Total                                 $  139,000  $   19,000
                    ===================================================

    Total assets:
     Orthodontic products                $ 3,622,000  $3,532,000
     Medical diagnostic products           1,632,000   1,465,000
-----------------------------------------------------------------------

    Total                                $ 5,254,000  $4,997,000
=======================================================================

Depreciation and amortization
     expense:
      Orthodontic products               $    25,000  $   48,000
      Medical diagnostic products             32,000      25,000
-----------------------------------------------------------------------

    Total                                $    57,000  $   73,000
=======================================================================

Capital expenditures:
  Orthodontic products                   $   227,000  $   36,000
  Medical diagnostic products                 18,000      25,000
                    ---------------------------------------------------

    Total                                $   245,000  $   61,000
                    ===================================================

     The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended November 30, 2003 and 2002.

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

     As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2003. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2003."

(20) The Chief Executive Officer and Chief Financial Officer of Biomerica are not currently taking a cash salary. Their wages are being recorded as an administrative expense and reported as part of accrued wages on the balance sheet.

(21) Included in accounts payable is $115,699 due for rental of the Company's facilities according to the terms of the lease. All of this amount is past due.

(22) CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

     We believe the following to be critical accounting policies as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

     In general the critical accounting policies that may require judgments or estimates relate specifically to the recognition of revenue, the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Impairment of Long-Lived Assets, Stock Based Compensation and Deferred Income Tax Valuation and Allowances.

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

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At November 30, 2003, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

     We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for Disclosure purposes. Under SFAS No. 123, we measure compensation for our stock- based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. We provide pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

     We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, it sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax enefits in our consolidated statement of operations. We evaluate the realiza- bility of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership.

(23) Risks and Uncertainties

     License Agreements - Certain of the Company's sales of products are governed by license agreements with outside third parties. All of such license agreements to which the Company currently is a party, are for fixed terms which will expire after ten years from the commencement of the agreement or upon the expiration of the underlying patents. After the expiration of the agreements or the patents, the Company is free to use the technology that had been licensed. There can be no assurance that the Company will be able to obtain future license agreements as deemed necessary by management. The loss of some of the current licenses or the inability to obtain future licenses could have an adverse affect on the Company's financial position and operations. Historically, the Company has successfully obtained all the licenses it believed necessary to conduct its business.

     Distribution - The Company has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The agreements range in term from one to five years. The Company may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product. There can be no assurance of the volume of product sales that may be achieved by such distributors.

     Government Regulations - The Company's products are subject to regulation by the FDA under the Medical Device Amendments of 1976 (the "Amendments"). The Company has registered with the FDA as required by the Amendments. There can be no assurance that the Company will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.

     European Community - The Company is required to obtain certification in the European Community to sell products in those countries. The certification requires the Company to maintain certain quality standards. The Company has been granted certification on certain products. However, there is no assurance that the Company will be able to retain its certification in the future.

     Risk of Product Liability - Testing, manufacturing and marketing of the Company's products entail risk of product liability. The Company currently has product liability insurance. There can be no assurance, however, that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $4,434,215 for the six months ended November 30, 2003 as compared to $4,226,038 for the same period in the prior fiscal year. This represents an increase of $208,177, or 4.9% for the six month period. Of this increase $93,356 was attributable to an increase in sales at Lancer. Consolidated net sales for the quarter then ended were $2,269,856 as compared to $2,136,529 for the same period in the previous year. This represents an increase of $133,327, or 6.2%. Of this quarterly increase $$60,748 was attributable to sales at Lancer. The increase in sales at Lancer was primarily attributable to increases In sales in Central and South America. Domestic sales at Lancer decreased by $49,258 and $28,778 for the six month and quarter, respectively. Increases in sales at Biomerica were a result of sales of new products and an increase in foreign sales.

Cost of sales as a percentage of sales increased from 69.9% to 70.8% for the six months remained consistent at 71.0% for the quarter. Lancer's cost of sales as a percentage of sales increased from 70.9% to 72.0% for the six months and for the quarter increased from 70.1% to 70.3%. These increases were attributable to increased production costs and reserve for obsolete inventory. Biomerica's cost of sales as a percentage of sales increased for the six months from 67.9% to 68.4%. For the quarter Biomerica's cost of sales decreased from 73.3% to 72.4%. The increase for the six month was due to the start up of the Mexico facility, whereas the decrease for the three months was attributable to lower wage costs.

Selling, general and administrative costs increased by $137,004, or 9.4% for the six months and increased by $18,762, or 2.7% for the quarter. Lancer had increased selling, general and administrative costs of $29,565 for the six months and $93,165 for the quarter. Lancer had increased labor costs in marketing which was partially offset by decreased labor and professional fees in the administrative department. Administrative expenses at Biomerica increased due to a variety of expense increases, Such as consulting, utilities and insurance.

Research and development increased by $31,547, or 28.6% for the six months and by $5,083 for the three months. Lancer had an increase in research and development costs of $28,679 and $11,362 for the six and three months, respectively. These expenses were attributable to the development of a new product line. Biomerica had increased costs of $2,868 and decreased costs of $6,278 for the six and three months, respectively. The increase for the six months was due to higher wages and the decrease for the quarter was due to lower material costs.

For the six months ended November 30, 2003, other income of $33,258 was realized as compared to $51,992 in the prior year which was a result of the insurance claim settlement of $47,981 for the theft of inventory at the Lancer Orthodontics Inc.'s Mexicali facility. For the three months, other income was $26,247 as compared to $3,942. The increase was primarily due to the sale of securities by Biomerica.

Interest expense decreased by $2,324 (13.1%) for the six months compared to the previous year and by $1,988 for the quarter. The decrease was primarily due to use of cash instead of line of credit at Lancer for part of the year.

Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2003, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2003, the Company had cash and available-for-sale securities in the amount of $332,413 and working capital of $2,460,835. Cash and working capital totaling $224,237 and $2,477,013 respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

The Company has suffered substantial recurring losses from operations over the last couple of years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies was sold in May 2002. ReadyScript and Allergy Immuno Technologies were previously contributors to the Company's losses. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurance that the Company will be able to become profitable, generate positive cash flow from operations or obtain the necessary equity or debt financing to fund operations in the future. Should the Company be unable to reduce costs adequately or should the Company be unable to secure additional financing, the result for the Company could be the inability to continue operations.

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

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired September 13, 2003. The unpaid principal and interest of $337,835 was converted into a note payable bearing interest at 8% and payable in monthly installments over four years. The monthly payments required to pay the loan off would be $8,248 per month. The Company is currently making payments of $7,200 per month. The terms of the note are currently being negotiated. The note is secured by inventory and accounts receivable.

During the six months ended November 30, 2003, the Company operations used cash of $21,225. This compares to cash provided by operations of $363,596 in the same period in the prior fiscal year. The Lancer subsidiary used cash in operations of $53,281 during this fiscal year and provided cash of $407,005 in the last fiscal year. Cash provided by financing activities was $58,289, which resulted from a private placement of $30,500, increase in shareholder loan of $20,035, change in minority interest of $6,180 and exercise of stock option of $2,000.

The Company purchased $244,948 in fixed assets during the first six month of this fiscal year. Of this, $227,378 was a result of expenditures at the Lancer subsidiary.

The Chief Executive Officer and Chief Financial Officer of Biomerica are not currently taking a cash salary. Their wages are being recorded as an administrative expense and reported as part of accrued wages on the balance sheet.

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

At November 30, 2003, Lancer had a $400,000 line of credit with a financial Institution, which expires January 24, 2003. Borrowings are made at prime plus 2.0% (8.0% at November 30, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at November, 2003 was $0 and the unused portion available was approximately $326,000.

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

In October 2003 the line of credit was extended to January 24, 2004 by GE Capital Healthcare Financial Services so that Lancer could explore other financing options. An agreement with another financing institution is in the process of being finalized.

Biomerica, Inc. entered into a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit expired September 12, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,850 and interest of $48,985, all of which was converted into a note payable bearing interest at 8% with interest and principal due monthly. The remaining principal and interest, if any, are due September 12, 2007. The monthly payments required to pay the loan off in four years would be $8,248 per month. The Company is currently paying $7,200 per month. The terms of the note are currently being negotiated. The note is secured by inventory and accounts receivables of Biomerica.

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

In October 2003 the line of credit at Lancer was extended to January 24, 2004 by GE Capital Healthcare Financial Services so that Lancer could explore other financing options. An agreement with another financing institution is in the process of being finalized.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial offier, respectively) have concluded, based on their evaluation as of November 30, 2003, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended November 30, 2003, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The following shares of Restricted common stock were issued during the six months Ended November 30, 2003:
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

Date:  January 20, 2004

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                             Zackary S. Irani
                                             Chief Executive Officer