Form 10QSB
period 2004-02-29
BIOMERICA INC
filed 2004-04-14
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 2004                   Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,752,431 shares of common stock as of April 14, 2004.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three and Nine Months Ended
         February 29, 2004 and February 28, 2003...........................3 & 4

         Condensed Consolidated Balance Sheet (unaudited) -
         February 29, 2004.................................................5 & 6

         Condensed Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended February 29, 2004 and February 28, 2003.............7

         Condensed Consolidated Statement of Changes in Shareholders'
         Equity (unaudited) - Nine Months Ended February 29, 2004..............8

         Notes to Consolidated Financial Statements (unaudited).............9-19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................20-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   24

Item 4.  Controls and procedures..............................................24

PART II  Other Information....................................................25

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities and Use of Proceeds............................25

Item 3.  Defaults upon Senior Securities......................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................25

         Signatures...........................................................26


PART I - FINANCIAL INFORMATION
                                                 SUMMARIZED FINANCIAL INFORMATION
                                                   ITEM 1. FINANCIAL STATEMENTS

                                                          BIOMERICA, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                        Nine Months Ended                Three Months Ended
                                                                           February 29,                      February 29,
                                                                      2004             2003             2004             2003
                                                                  ------------     ------------     ------------     ------------
Net sales ...................................................     $ 6,899,088      $ 6,517,414      $ 2,464,873      $ 2,291,377

     Cost of sales ..........................................       4,784,264        4,515,017        1,646,437        1,562,663
                                                                  ------------     ------------     ------------     ------------
     Gross profit ...........................................     $ 2,114,824      $ 2,002,397          818,436          728,714
                                                                  ------------     ------------     ------------     ------------

Operating Expenses:
     Selling, general and administrative ....................       2,250,086        2,113,020          655,211          655,151
     Research and development ...............................         207,123          185,459           65,370           75,253
                                                                  ------------     ------------     ------------     ------------
                                                                    2,457,209        2,298,479          720,581          730,404
                                                                  ------------     ------------     ------------     ------------

Operating loss from continuing operations ...................        (342,385)        (296,082)          97,855           (1,690)
                                                                  ------------     ------------     ------------     ------------

Other Expense (income):
     Interest expense .......................................          24,120           25,273            8,744            7,573
     Other (income) expense, net ............................         (54,514)         (51,108)         (21,256)             814
                                                                  ------------     ------------     ------------     ------------
                                                                      (30,394)         (25,835)         (12,512)           8,387
                                                                  ------------     ------------     ------------     ------------

Loss from continuing operations, before minority interest
   in net (loss) gain of consolidated subsidiary and
   income taxes .............................................        (311,991)        (270,247)         110,367          (10,077)

Minority interest in net (loss) gain of consolidated
  subsidiary ................................................         (48,069)          31,209           45,750           13,343
                                                                  ------------     ------------     ------------     ------------
(Loss) gain from continuing operations, before income taxes .        (263,922)        (301,456)          64,617          (23,420)

Income tax expense ..........................................              26            3,018               26            1,224
                                                                  ------------     ------------     ------------     ------------

Net (loss) gain from continuing operations ..................        (263,948)        (304,474)          64,591          (24,644)



                                                          BIOMERICA, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS - Continued (UNAUDITED)

                                                                         Nine Months Ended               Three Months Ended
                                                                           February 29,                      February 29,
                                                                       2004            2003             2004              2003
                                                                  -------------    -------------    -------------    -------------
Discontinued operations:
  (Loss) income from discontinued operations, net .............          (4,359)         (40,022)          (1,415)          (1,491)
                                                                  -------------    -------------    -------------    -------------
Net (loss) gain ...............................................        (268,307)        (344,496)          63,176          (26,135)

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities .....          35,580           (2,122)          13,018             (365)
                                                                  -------------    -------------    -------------    -------------

Comprehensive (loss) gain .....................................   $    (232,727)   $    (346,618)   $      76,194    $     (26,500)
                                                                  =============    =============    =============    =============

Basic net (loss) gain per common share:

     Net (loss) gain from continuing operations ...............   $       (.05)    $       (.06)    $        .01     $       (.00)
     Net (loss) from discontinued operations ..................           (.00)            (.01)            (.00)            (.00)
                                                                  -------------    -------------    -------------    -------------
Basic net (loss) gain per common share ........................   $       (.05)    $       (.07)    $        .01     $       (.00)
                                                                  =============    =============    =============    =============
Diluted net (loss) gain per common share
     Net (loss) gain from continuing operations ...............   $       (.05)    $       (.06)    $        .01     $       (.00)
     Net loss from discontinued operations ....................           (.00)            (.01)            (.00)            (.00)
                                                                  -------------    -------------    -------------    -------------

Diluted net loss per common share .............................   $       (.05)    $       (.07)    $        .01     $       (.00)
                                                                  =============    =============    =============    =============
Weighted average number of common and common equivalent shares:       5,726,993        5,224,867        5,752,431        5,258,475
     Basic and diluted ........................................   ==============   ==============   =============    ==============

The accompanying notes are an integral part of these statements.



                                 BIOMERICA, INC.

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                              February 29,
                                                                                 2004
                                                                              -----------
Assets

Current Assets (Notes 2 & 14)
    Cash and cash equivalents .............................................   $  178,923
    Available for-sale securities .........................................       33,577
    Accounts receivable, less allowance for doubtful accounts of $165,708 .    1,746,278
    Inventories, net of reserve of $227,079 ...............................    2,637,195
    Notes receivable ......................................................        4,119
    Prepaid expenses and other ............................................      152,210
                                                                              -----------

          Total Current Assets ............................................    4,752,302

Inventory, non-current ....................................................       25,000

Property and Equipment, net of accumulated depreciation and amortization ..      659,340

Intangible assets, net of accumulated amortization ........................       41,360

Other Assets ..............................................................       62,904
                                                                              -----------

                                                                              $5,540,906
                                                                              -----------
The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

          CONDENSED CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                   February 29,
                                                                       2004
                                                                   -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Current portion of term loan ..............................   $     25,004
     Accounts payable and accrued liabilities ..................      1,205,018
     Accrued compensation ......................................        472,711
     Shareholder loan ..........................................        312,216
     Net liabilities from discontinued operations ..............        368,504
                                                                   -------------

          Total Current Liabilities ............................      2,383,453

Long term portion of term loan .................................         72,927

Long term portion of shareholder debt ..........................          4,000
                                                                   -------------

Total Liabilities ..............................................      2,460,380
                                                                   -------------

Minority interest ..............................................      2,105,742
                                                                   -------------
Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,752,431 ..........        460,193
     Additional paid-in-capital ................................     17,211,165
     Accumulated other comprehensive gain ......................         25,923
     Accumulated deficit .......................................    (16,722,497)
                                                                   -------------
Total Shareholders' Equity .....................................        974,784
                                                                   -------------

Total Liabilities and Equity ...................................   $  5,540,906
                                                                   =============

The accompanying notes are an integral part of these statements.


                                                BIOMERICA, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended February 29,                                       2004            2003
                                                                          ----------      ----------
Cash flows from operating activities:
Net loss from continuing operations ................................      $(263,948)      $(304,474)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
     Depreciation and amortization .................................         95,075         106,138
     Realized gain on sale of available-for-sale security ..........         15,115              --
     Minority interest in net (loss) gain of consolidated Subsidiary        (48,069)         31,209
     Common stock, warrants and options issued for services rendered         55,172          67,517
     Provision for losses on accounts receivable ...................         45,663          (1,960)
     Warrant and options issued for services rendered ..............             --          48,546
     Changes in current assets and liabilities:
       Accounts Receivable .........................................       (128,705)        (32,181)
       Inventories .................................................         12,737         414,240
       Prepaid expenses and other current assets ...................         15,094          41,932
       Accounts payable and other accrued liabilities ..............        (75,116)         49,866
       Accrued compensation ........................................        129,811          17,259
                                                                          ----------      ----------

Net cash (used in) provided by operating activities ................       (147,171)        438,092
                                                                          ----------      ----------
Cash flows from investing activities:
     Purchases of property and equipment ...........................       (339,016)        (90,328)
     Other assets ..................................................        (19,504)         (3,651)
     Purchases of intangibles ......................................             --         (21,987)
                                                                          ----------      ----------
Net cash used in investing activities ..............................       (358,520)       (115,966)
                                                                          ----------      ----------
Cash flows from financing activities:
     Issuance of shares by subsidiary ..............................          7,750          17,980
     Increase (decrease) in shareholder loan .......................          2,666              --
     Private placement, net of offering costs ......................         50,500         (46,750)
     Proceeds from sale of common stock subscribed .................             --          25,000
     Exercise of stock options .....................................          2,000              --
     Decrease in line of credit ....................................           (426)        (65,191)
     Increase in term loan .........................................         97,931              --
                                                                          ----------      ----------
Net cash provided by (used in) financing activities ................        160,421         (68,961)
                                                                          ----------      ----------
Net cash used in discontinued operations ...........................           (974)         (2,295)
                                                                          ----------      ----------
Net (decrease) increase in cash and cash equivalents ...............       (346,244)        250,870

Cash at beginning of period ........................................        525,167         329,277
                                                                          ----------      ----------
Cash at end of period ..............................................      $ 178,923       $ 580,147
                                                                          ==========      ==========

Supplemental disclosures on non-cash financing activity
  Issuance of common stock at market value in exchange for
  settlement of accrued wages and shareholder loan .................      $  20,000              --
                                                                          ==========      ==========

The accompanying notes are an integral part of these statements.


                                                          BIOMERICA, INC.

                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                            FOR THE NINE MONTHS ENDED February 29, 2004

                                                                    Common Stock
                            Common Stock                             Subscribed
                    ---------------------------               ---------------------------
                                                                                          Accumulated
                       Number                     Additional                              Other
                       of                         Paid-in                                 Comprehensive  Accumulated
                       Shares        Amount       Capital        Shares        Amount     Gain (loss)    Deficit          Total
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
 May 31, 2003          5,522,431  $    441,793  $ 17,117,393       18,000   $     4,500   $     (9,657) $(16,454,190)   $1,099,839

Exercise of stock
Options                   10,000           800         1,200                                                                 2,000

Change in
unrealized
gain on available                                                                               35,580                      35,580
for sale securities

Net proceeds from
private placement        220,000        17,600        37,400      (18,000)       (4,500)                                    50,500

Compensation
expense related
to the fair
value of common stock
and warrants
issued to employees
in excess of
consideration received                                55,172                                                                55,172

Net loss                                                                                                    (268,307)     (268,307)
                    ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at             5,752,431  $    460,193  $ 17,211,165            --   $        --   $     25,923  $(16,722,497) $    974,784
February 29, 2004   ============= ============= ============= ============= ============= ============= ============= =============


The accompanying notes are an integral part of these statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                February 29, 2004

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

(2) As of February 29, 2004, the Company had cash and available-for-sale securities in the amount of $212,500 and working capital of $2,368,849. Cash and working capital totaling $170,471 and $2,555,175, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

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

       These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired September 13, 2003. The unpaid principal and interest of $337,835 was converted into a note payable bearing interest at 8% and payable in monthly installments over four years. The Company was making payments of $7,300 per month towards principal and interest. As of February 29, 2004 the terms of the loan were still being negotiated. On March 22, 2004 a Loan Modification, Forbearance and Security Agreement and an Amended and Restated Promissory Note were finalized. The balance of interest and principal as of March 22, 2004 was $313,318. The terms of the agreements are that Janet Moore has agreed to a forbearance of any payments for the length of the agreement, which expires September 1, 2004. Collateral for the loan is all the assets of the Company except the Lancer common stock currently owned by Biomerica. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share has been awarded as compensation for the forbearance. In addition. Janet Moore has agreed to defer accrued wages now owed to her and continue deferring wages earned during this forbearance period.

       The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the nine and three months ended February 29, 2004 and February 28, 2003 as follows:

                                               Nine Months Ended   Three Months Ended
                                               2/29/04    2/28/03   2/29/04    2/28/03
---------------------------------------------------------------------------------------
Net (loss) gain from continuing
  operations, as reported                   $(263,948) $(304,474) $ 64,591   $(24,644)
Plus: Stock-based employee compensation
  expense included in reported net gain
  (loss)                                       55,172     67,517    9,684     16,182
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                (18,918)   (36,308)   (6,269)   (12,270)
---------------------------------------------------------------------------------------
Net (loss) gain from continuing operations,
 pro forma                                 $ (227,694) $(273,265) $ 68,006   $(20,732)
=======================================================================================

Pro forma net (loss) gain from
   continuing operations
   per share - basic                        $   (0.04) $   (0.06) $    .01   $   (.00)
=======================================================================================
Pro forma net (loss) gain from
   continuing operations
   per share - diluted                      $   (0.04) $   (0.06) $    .01   $   (.00)
=======================================================================================

(3) The following summary presents the options granted, exercised, expired, and outstanding as of February 29, 2004:

                                                                        Weighted
                                                                        Average
                         Number of Options                              Exercise
                    Employee        Non-employee      Total             Price
                    --------        ------------      -----             -----

Outstanding
May 31, 2003          990,386           75,000        1,065,386         $0.99

Granted                    --               --               --          0.00
Exercised                  --          (10,000)         (10,000)         0.20
Expired                (2,250)              --           (2,250)         0.85
Cancelled              (3,000)              --           (3,000)         0.40
                    ----------       ----------       ----------    ----------
Outstanding
February 29, 2004     985,136           65,000        1,050,136         $1.00
                    ==========       ==========       ==========    ==========

                                                                        Weighted
                                                                        Average
                         Number of Warrants                             Exercise
                    Employee        Non-employee      Total             Price
                    --------        ------------      -----             -----

Outstanding
May 31, 2003        1,285,688        1,131,746        2,417,434         $2.79

Granted               170,000           32,000          202,000          0.25
Exercised                  --               --               --          0.00
Expired                    --               --               --          0.00
                    ----------       ----------       ----------    ----------
Outstanding
February 29, 2004   1,455,688        1,163,746        2,619,434         $2.60
                    ==========       ==========       ==========    ==========

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

(6) Aggregate market value exceeded cost of available-for-sale securities by approximately $25,923 at February 29, 2004.

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

       As of February 29, 2004, there was a total of 3,669,570 potential dilutive shares of common stock outstanding.

(8) In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial position or results of operations.

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

(9) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Nine Months Ended
                                                2/29/04         2/28/03
                                                --------        --------

         Revenues from sales to unaffiliated customers:

         United States                         $3,229,000      $3,453,000
         Asia                                     157,000         166,000
         Europe                                 2,063,000       1,614,000
         South America                            330,000         283,000
         Oceania                                  377,000         325,000
         Other                                    743,000         676,000
                                               ----------      ----------
                                               $6,899,000      $6,517,000
                                               ==========      ==========

       No other geographic concentrations exist where net sales exceed 10% of total net sales.

(10) Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 4310(c)(2)(B). The Company's securities were immediately eligible to trade on The OTC Bulletin Board and are traded under the symbol BMRA.OB.

(11) At February 29, 2004, Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires January 8, 2005. Borrowings are made at prime plus 2.0% (6% at February 29, 2004, and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at February 29, 2004 was $0 and the unused portion available was approximately $400,000. Lancer was in compliance with its debt covenants at February 29, 2004.

       The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of $2,700,000 and a zero balance be maintained for 30 consecutive days during the term. Lancer is not required to maintain compensating balances in connection with this lending agreement. Proceeds from this line cannot be used to support the operations of Biomerica.

       Lancer also has a term loan for $100,000 with Cuyamaca Bank that matures January 8, 2008. This loan requires 48 monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at February 29, 2004). The outstanding balance at February 29, 2004 was approximately $98,000, with approximately $25,000 classified as a current liability. The term loan is for the purchase of new equipment but is collateralized by substantially all of the assets of the corporation.

       Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,050 and interest of $48,985, all of which was converted into a note payable bearing interest at 8% with interest and principal due monthly. The Company was paying $7,300 per month toward interest and principal. As of February 29, 2004 the terms of the loan were still being negotiated. On March 22, 2004 a Loan Modification, Forbearance and Security Agreement and an Amended and Restated Promissory Note were finalized. The balance of interest and principal as of March 22, 2004 was $313,318. The terms of the agreements are that Janet Moore has agreed to a forbearance of any payments for the length of the agreement, which expires September 1, 2004. Collateral for the loan is all the assets of the Company except the Lancer common stock currently owned by Biomerica. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share have been awarded as compensation for the forbearance. In addition. Janet Moore has agreed to defer accrued wages now owed to her and continue deferring wages earned during this forbearance period.

(12) In June 2003, the Company issued 202,000 shares of restricted common stock in a private placement to insiders and qualified investors. The stock was sold at $.25 per share and had one warrant for the purchase of restricted common stock attached to each share of common stock purchased. During the three months ended August 31, 2003, $48,080 was recorded as compensation expense for the excess in the market value of the issued common stock and warrants over the consideration received. The warrants vest immediately, expire in five years, and are exercisable at $.25 per share.

       On June 2, 2003, Lancer granted 52,500 stock options to purchase shares of Lancer common stock at an exercise price of $.43 per share to directors of Lancer for services rendered. The options vest over two years and have a term of five years.

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

(13)   Subsequent Events

       On March 23, 2004, in order to strengthen its balance sheet the board of directors of Lancer approved a private placement with the intent of raising between $150,000 and $350,000. The price of the restricted shares was $.60 per share with one warrant exercisable at $.85 per share for each share purchased. A total of 450,000 shares of restricted common stock were subscribed to, raising a total of $270,000.

       On April 12, 2004, an agreement was signed between Lancer Orthodontics ("Lancer") and Allen Barbieri ("Barbieri") wherein Barbieri will serve as the part-time interim Chief Executive Officer of Lancer for a period of two years or less. He shall receive as compensation 62,500 shares of Lancer restricted common stock for every six months of employment with Lancer. At the beginning of each quarter 31,250 shares shall vest. Barbieri shall not be entitled to any other form of cash or equity compensation, unless determined otherwise in the future.

       On March 31, 2004, a warrant for 40,000 shares of restricted common stock was issued to The Janet Moore Trust for the forbearance of payments on the note payable to the Company in the amount of $313,318. The warrants are at the exercise price of $.51, have an expiration of five years, and are fully vested at the date of grant. The Company recorded a noncash expense of $20,800 representing the full value of the warrants in March of 2004.


(14) Reportable business segments for the nine months and quarter ended February
     29 30, 2004 and 2003 are as follows:
                                               Nine Months               Three Months
                                            Ended February 29,       Ended February 29,
                                            2004         2003        2004          2003
    ---------------------------------------------------------------------------------------
        Domestic sales:
       Orthodontic products               $2,351,000  $2,323,000    $  833,000  $  756,000
    =======================================================================================
    Medical diagnostic products           $  878,000  $1,130,000    $  228,000  $  335,000
    =======================================================================================

    Foreign sales:
        Orthodontic products              $2,172,000  $1,975,000    $  806,000  $  752,000
    =======================================================================================

    Medical diagnostic products           $1,498,000  $1,089,000      $598,000  $  448,000
    =======================================================================================

                                       15






                                               Nine Months               Three Months
                                            Ended February 29,       Ended February 29,
                                            2004         2003        2004          2003
    ---------------------------------------------------------------------------------------
    Net sales:
        Orthodontic products              $4,523,000  $4,298,000    $1,639,000  $1,508,000
        Medical diagnostic products        2,376,000   2,219,000       826,000     783,000
    ---------------------------------------------------------------------------------------

    Total                                 $6,899,000  $6,517,000    $2,465,000  $2,291,000
    =======================================================================================

    Operating (loss) income:
       Orthodontic products               $ ( 92,000) $  ( 1,000)   $   56,000  $   22,000
       Medical diagnostic products          (250,000)   (297,000)       42,000     (24,000)
    ---------------------------------------------------------------------------------------

    Total                                 $ (342,000) $ (296,000)   $ ( 98,000) $   (2,000)
    =======================================================================================

    Operating loss from discontinued segment:
      ReadyScript                         $    4,359  $   40,022    $    1,415  $    1,491
    ---------------------------------------------------------------------------------------

    Total                                 $    4,359  $   40,022    $    1,415  $    1,491
    =======================================================================================
     Depreciation and amortization
     expense:
      Orthodontic products               $    48,000  $   64,000        22,000      16,000
      Medical diagnostic products             44,000      42,000        11,000      18,000
   ----------------------------------------------------------------------------------------

    Total                                $    92,000  $  106,000        33,000      34,000
   ========================================================================================

    Domestic long-lived assets:
    Orthodontic products                  $  387,000  $   92,000
    Medical diagnostic products              134,000     156,000
                    ---------------------------------------------------

    Total                                 $  521,000  $  248,000
                    ===================================================

    Foreign long-lived assets:
     Orthodontic products                 $  121,000  $   16,000
     Medical diagnostic products              17,000       3,600
                    ---------------------------------------------------

    Total                                 $  659,000  $   267,000
                    ===================================================

    Total assets:
     Orthodontic products                $ 3,837,000  $3,568,000
     Medical diagnostic products           1,704,000   1,545,000
-----------------------------------------------------------------------

    Total                                $ 5,541,000  $5,113,000
=======================================================================

Capital expenditures:
  Orthodontic products                   $   297,000  $   75,000
  Medical diagnostic products                 18,000      15,000
                    ---------------------------------------------------

    Total                                $   315,000  $   90,000
                    ===================================================

       The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended and nine months ended February 29, 2004 and February 28, 2003.

(15) Pursuant to the terms of the employment agreement between Lancer and Dan Castner, the Vice President of Sales and Marketing of Lancer, dated May 20, 2003, Lancer agreed to pay Mr. Castner an annual base salary of $135,000. In addition, Lancer granted Mr. Castner stock options on June 2, 2003, to purchase an aggregate of 120,000 shares of Lancer's common stock at an exercise price of $.43 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of grant; (ii) 25% vesting on the second anniversary of the date of grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should Lancer be purchased by an affiliated third party, the options shall vest 100%.

(16) In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; and service fees of approximately $2,900 per month.

(17) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

       As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 29, 2004. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 29, 2004."

(18) The Chief Executive Officer and Chief Financial Officer of Biomerica are currently deferring their cash wages. Their wages are being recorded as an administrative expense and reported as part of accrued wages on the balance sheet.

(19) Included in accounts payable at February 29, 2004 is $126,768 due for rental of the Company's facilities according to the terms of the lease. All of this amount is past due and the Company is in default of the lease.

(20) Risks and Uncertainties

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

        We believe the following to be critical accounting policies, as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

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

        In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At February 29, 2004, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

        We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, it sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizeability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership.

        RESULTS OF OPERATIONS

        Consolidated net sales for Biomerica were $6,899,088 for the nine months ended February 29, 2004 as compared to $6,517,414 for the same period in the prior fiscal year. This represents an increase of $381,674 or 6% for the nine-month period. Of this increase $224,692 was attributable to an increase in sales at Lancer. Consolidated net sales for the quarter then ended were $2,464,873 as compared to $2,291,377 for the same period in the previous year. This represents an increase of $173,496, or 8%. Of this quarterly increase $131,336 was attributable to sales at Lancer. The nine-month increase in sales at Lancer was primarily attributable to increases in sales in Europe and South America and the three-month increase was due to increases in Europe. Increases in sales at Biomerica were a result of sales of new products and an increase in foreign sales.

       Cost of sales as a percentage of sales remained constant for the nine months at 69.3% and decreased from 68.2% to 66.5% for the quarter. Lancer's cost of sales as a percentage of sales increased from 71.2% to 71.3% for the nine months and for the quarter decreased from 71.9% to 70.1%. The Lancer percentage decrease in cost of goods sold was attributable to an increase in selling prices for the three months then ended. Biomerica's cost of sales as a percentage of sales increased for the nine months from 65.5% to 65.6%. For the quarter Biomerica's cost of sales increased from 60.2% to 61.1%. For the three months the increase was primarily due to higher material costs due to product mix and expenses in the Mexico facility.

        Selling, general and administrative costs increased by $137,066, or 6% for the nine months and by $60, or 0% for the quarter. Lancer had increased selling, general and administrative costs of $132,824 for the nine months and $39,657 for the quarter. Lancer had decreased labor and professional fees in the administrative area and had increased sales and marketing due to increased labor and advertising costs offset by a decrease in trade show costs.

        Research and development increased by $21,664, or 11.7% for the nine months and decreased by $9,883 for the three months. Lancer had an increase in research and development costs of $21,214 and decreased costs of $7,465 for the nine and three months, respectively. This increase for the nine months expenses was attributable to the development of a new product line. Biomerica had costs consistent with the prior year for the nine-month period and decreased costs of $2,418 for the three months due to lower wages.

         For the nine months ended February 29, 2004, other income of $54,514 was realized as compared to $51,108 in the prior year. In the prior year Lancer had proceeds from an insurance claim. In this fiscal year Biomerica realized proceeds from the sale of marketable securities. For the three months, other income was $21,256 as compared to $814. The increase was primarily due to the sale of securities by Biomerica.

         Interest expense decreased by $1,153 (5%) for the nine months compared to the previous year and increased by $1,171 for the quarter. The decrease was primarily due to the lower loan balance at Biomerica, whereas the quarterly increase was due to an increase of borrowing at Lancer.

         The following is a breakdown of the three and six month income statement by company for continuing operations:

  3 MONTHS ENDED FEBRUARY 29, 2004
                                                      Biomerica          Lancer             Total
  Sales                                              $  825,911        $1,638,962        $2,464,873
  Cost of goods                                        (497,371)       (1,149,066)       (1,646,437)
                                                     -----------       -----------       -----------
  Gross profit                                          328,540           489,896           818,436

  Selling, general & administrative                     248,497           406,714           655,211
  Research & development                                 37,993            27,377            65,370
                                                     -----------       -----------       -----------
  Total operating expenses                              286,490           434,091           720,581

  Operating profit                                       42,050            55,805            97,855

  Other (income) expenses
  Interest                                                8,119               625             8,744
  Misc income                                            (9,990)          (11,266)          (21,256)
                                                     -----------       -----------       -----------
  Total other (income) expenses                          (1,871)          (10,641)          (12,512)

  Gain before interest in subsidiary                     43,921            66,446           110,367

  9 MONTHS ENDED FEBRUARY 29, 2004

  Sales                                              $2,376,367        $4,522,721        $6,899,088
  Cost of goods                                      (1,558,581)       (3,225,683)       (4,784,264)
                                                     -----------       -----------       -----------
  Gross profit                                          817,786         1,297,038         2,114,824

  Selling, general & administrative                     948,787         1,301,299         2,250,086
  Research & development                                119,885            87,238           207,123
                                                     -----------       -----------       -----------
  Total operating expenses                            1,068,672         1,388,537         2,457,209

  Operating loss                                       (250,886)          (91,499)         (342,385)

  Other (income) expenses
  Interest                                               23,234               886            24,120
  Misc income                                           (31,890)          (22,624)          (54,514)
                                                     -----------       -----------       -----------
                                                         (8,656)          (21,738)          (30,394)

         Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2003, for a more in-depth discussion of subsidiaries.

         LIQUIDITY AND CAPITAL RESOURCES

         As of February 29, 2004, the Company had cash and available-for-sale securities in the amount of $212,500 and working capital of $2,368,849. Cash and working capital totaling $170,471 and $2,555,175, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

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

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired September 13, 2003. The unpaid principal and interest of $337,835 was converted into a note payable bearing interest at 8% and payable in monthly installments over four years. The Company was making payments of $7,300 per month towards principal and interest. As of February 29, 2004 the terms of the loan were still being negotiated. On March 22, 2004 a Loan Modification, Forbearance and Security Agreement and an Amended and Restated Promissory Note were finalized. The balance of interest and principal as of March 22, 2004 was $313,318. The terms of the agreements are that the lender has agreed to a forbearance of any payments for the length of the agreement, which expires September 1, 2004. Collateral for the loan is all the assets of the Company except the Lancer common stock currently owned by Biomerica. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share have been awarded as compensation for the forbearance. In addition. Janet Moore has agreed to defer accrued wages now owed to her and continue deferring wages earned during this forbearance period.

         During the nine months ended February 29, 2004, the Company operations used cash of $149,352. This compares to cash provided by operations of $438,092 in the same period in the prior fiscal year. The Lancer subsidiary used cash in operations of $117,909 during this fiscal year and provided cash of $583,384 in the last fiscal year. Cash provided by financing activities was $162,602, which resulted from a private placement of $50,500, increase in shareholder loan of $2,666, change in minority interest of $9,931 and an increase in the term loan at Lancer of $97,931 and exercise of stock option of $2,000.

         The Company purchased $339,016 in fixed assets during the first nine month of this fiscal year. Of this, $314,447 was a result of expenditures at the Lancer subsidiary.

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

         At February 29, 2004, Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires January 8, 2005. Borrowings are made at prime plus 2.0% (6% at February 29, 2004, and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at February 29, 2004 was $0 and the unused portion available was approximately $400,000. Lancer was in compliance with its debt covenants at February 29, 2004.

         The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of $2,700,000 and a zero balance be maintained for 30 consecutive days during the term. Lancer is not required to maintain compensating balances in connection with this lending agreement. Proceeds from this line cannot be used to support the operations of Biomerica.

         Lancer also has a term loan for $100,000 with Cuyamaca Bank that matures January 8, 2008. This loan requires 48 monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at February 29, 2004). The outstanding balance at February 29, 2004 was approximately $98,000, with approximately $25,000 classified as a current liability. The term loan is for the purchase of new equipment but is collateralized by substantially all of the assets of the corporation.

          On March 23, 2004, in order to strengthen its balance sheet, the board of directors of Lancer approved a private placement with the intent of raising between $150,000 and $350,000. The price of the restricted shares was $.60 per share with one warrant exercisable at $.85 per share for each share purchased. A total of 450,000 shares of restricted common stock were subscribed to, raising a total of $270,000.

         Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. The outstanding principal and interest on September 12, 2003 was $337,835, including principal of $288,050 and interest of $48,985, all of which was converted into a note payable bearing interest at 8% with interest and principal due monthly. The Company was paying $7,300 per month toward interest and principal. As of February 29, 2004 the terms of the loan were still being negotiated. On March 22, 2004 a Loan Modification, Forbearance and Security Agreement and an Amended and Restated Promissory Note were finalized. The balance of interest and principal as of March 19, 2004 was $313,318. The terms of the agreements are that Janet Moore has agreed to a forbearance of any payments for the length of the agreement, which expires September 1, 2004. Collateral for the loan is all the assets of the Company except the Lancer common stock currently owned by Biomerica. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share have been awarded as compensation for the forbearance. In addition, Janet Moore has agreed to defer accrued wages now owed to her and continue deferring wages earned during this forbearance period.

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

       Item 4.  CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 29, 2004, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

       During the quarter ended February 29, 2004, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The following shares of Restricted common stock were issued during the nine months Ended February 29, 2004:
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

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable.

Item 5.  OTHER INFORMATION.  Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. Inapplicable.

Exhibits

----

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C., Section 1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2     Warrant Agreement dated March 31, 2004.
99.3     Amended and Restated Promissory Note dated March 19, 2004.
99.4     Loan Modification, Forbearance and Security Agreement dated March 19,
         2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 2004

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                             Zackary S. Irani
                                             Chief Executive Officer