Form 10QSB
period 2004-08-31
BIOMERICA INC
filed 2004-10-15
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2004                    Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,752,431 shares of common stock as of October 15, 2004.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three Months Ended
         August 31, 2004 and 2003..........................................1 & 2

         Consolidated Balance Sheet (unaudited) -
         August 31, 2004...................................................3 & 4

         Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended August 31, 2004 and 2003...........................5

         Consolidated Statement of Changes in Shareholders'
         Equity (unaudited) - Three Months Ended August 31, 2004...............6

         Notes to Consolidated Financial Statements (unaudited) ............7-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................16-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........18-19

Item 4.  Controls and procedures..............................................19

PART II  Other Information....................................................20

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities and Use of Proceeds............................20

Item 3.  Defaults upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

         Signatures...........................................................21


                               PART I - FINANCIAL INFORMATION
                              SUMMARIZED FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                                       BIOMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS (UNAUDITED)


                                                                     Three Months Ended
                                                                          August 31,
                                                                     2004           2003
                                                                 ------------   ------------
Net sales ....................................................   $ 2,184,437    $ 2,164,360

     Cost of sales ...........................................    (1,506,496)    (1,503,564)
                                                                 ------------   ------------
     Gross profit ............................................       677,941        660,796
                                                                 ------------   ------------

Operating Expenses:
     Selling, general and administrative .....................       710,063        897,549
     Research and development ................................        71,049         74,340
                                                                 ------------   ------------
                                                                     781,112        971,889
                                                                 ------------   ------------

Operating loss from continuing operations ....................      (103,171)      (311,093)
                                                                 ------------   ------------

Other Expense (income):
     Interest expense ........................................         8,118         10,462
     Other income, net .......................................       (13,435)       ( 7,011)
                                                                 ------------   ------------
                                                                      (5,317)         3,451
                                                                 ------------   ------------

     Loss from continuing operations, before minority interest
       in net loss of consolidated subsidiaries and income taxes    ( 97,854)      (314,544)

Minority interest in net losses of consolidated subsidiaries .        47,709         96,580
                                                                 ------------   ------------

Loss from continuing operations, before income taxes .........       (50,145)      (217,964)

Income tax expense ...........................................             0              0
                                                                 ------------   ------------

Net loss from continuing operations ..........................       (50,145)      (217,964)



                                       BIOMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS - Continued (UNAUDITED)


Discontinued operations:
  Income (loss) from discontinued operations, net .............              --               76
                                                                  --------------   --------------
Net loss ......................................................         (50,145)        (217,888)

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities .....          (5,590)          41,503
                                                                  --------------   --------------

Comprehensive loss ............................................   $     (55,735)   $    (176,385)
                                                                  ==============   ==============

Basic net loss per common share:

     Net loss from continuing operations ......................   $        (.01)   $        (.04)
     Net loss from discontinued operations ....................             .00              .00
                                                                  --------------   --------------
Basic net loss per common share ...............................   $        (.01)   $        (.04)
                                                                  ==============   ==============

Diluted net loss per common share:
     Net loss from continuing operations ......................   $        (.01)   $        (.04)
     Net loss from discontinued operations ....................             .00              .00
                                                                  --------------   --------------

Diluted net loss per common share .............................   $        (.01)   $        (.04)
                                                                  ==============   ==============

Weighted average number of common and common equivalent shares:
     Basic and diluted ........................................       5,752,431        5,716,607
                                                                  ==============   ==============

The accompanying notes are an integral part of these statements.

                                       2


                                    BIOMERICA, INC.

                         CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                             August 31,
                                                                                2004
                                                                            -----------
Assets

Current Assets
    Cash and cash equivalents ...........................................   $  141,115
    Available for-sale securities .......................................       20,530
    Accounts receivable, less allowance for doubtful accounts of $167,411    1,597,104
    Inventories, net ....................................................    2,868,162
    Notes receivable ....................................................        3,519
    Prepaid expenses and other ..........................................      171,675
                                                                            -----------

          Total Current Assets ..........................................    4,802,105

Inventory, non-current ..................................................       20,000

Property and Equipment, net of accumulated depreciation and amortization       741,818

Intangible assets, net of accumulated amortization ......................       22,858

Other Assets ............................................................       62,240
                                                                            -----------
                                                                            $5,649,021
                                                                            ===========

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.

               CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                     August 31,
                                                                        2004
                                                                   -------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .............................................  $         --
     Accounts payable and accrued liabilities ...................     1,063,285
     Accrued compensation .......................................       537,092
     Current portion of shareholder loan ........................       317,318
     Net liabilities from discontinued operations ...............       288,296
                                                                   -------------

          Total Current Liabilities .............................     2,205,991


Minority interest ...............................................     2,566,192
                                                                   -------------
Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,752,431 ...........       460,193
     Additional paid-in-capital .................................    17,131,305
     Accumulated other comprehensive gain .......................        12,876
     Accumulated deficit ........................................   (16,727,536)
                                                                   -------------

Total Shareholders' Equity ......................................       876,838
                                                                   -------------

Total Liabilities and Equity ....................................  $  5,649,021
                                                                   =============

The accompanying notes are an integral part of these statements.


                                       BIOMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended August 31,                                    2004         2003
                                                                      ----------   ----------
Cash flows from operating activities:
Net loss from continuing operations ...............................   $ (50,145)   $(217,964)

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization ................................      45,597       27,261
     Amortization of warrant expense for extension of loan ........      10,400           --
     Minority interest in net loss of consolidated
       Subsidiary .................................................     (47,709)     (96,580)
     Gain on sales of marketable securities .......................      (2,068)          --
     Common stock, warrants and options issued for services
       rendered ...................................................          --       48,080
     Provision for losses on accounts receivable ..................      (4,991)      (5,142)
     Changes in current assets and liabilities:
       Accounts Receivable ........................................     (74,830)     173,295
       Inventories ................................................    (195,319)     (69,348)
       Prepaid expenses and other current assets ..................      (6,852)      23,582
       Accounts payable and other accrued liabilities .............      80,506     (103,308)
       Accrued compensation .......................................      71,169       92,453
                                                                      ----------   ----------

Net cash used in operating activities .............................    (174,242)    (127,671)
                                                                      ----------   ----------

Cash flows from investing activities:
     Sales of available-for-sale securities .......................       2,068           --
     Purchases of property and equipment ..........................     (61,585)    (165,330)
     Other assets .................................................          --      (13,419)
                                                                      ----------   ----------
Net cash used in investing activities .............................     (59,517)    (178,749)
                                                                      ----------   ----------

Cash flows from financing activities:
     Change in minority interest ..................................      22,500        2,430
     Increase (decrease) in shareholder loan ......................          --       34,285
     Private placement, net of offering costs .....................          --       30,500
     Exercise of stock options ....................................          --        2,000
     Decrease in line of credit ...................................          --           (5)
                                                                      ----------   ----------

Net cash provided by financing activities .........................      22,500       69,210
                                                                      ----------   ----------

Net cash used in discontinued operations ..........................          --         (209)
                                                                      ----------   ----------

Net decrease in cash and cash equivalents .........................    (211,259)    (237,419)

Cash and cash equivalents at beginning of period ..................     352,374      525,167
                                                                      ----------   ----------

Cash and cash equivalents at end of period ........................   $ 141,115    $ 287,748
                                                                      ==========   ==========

Supplemental disclosures on non-cash financing activity
  Issuance of common stock at market value in exchange for
     settlement of accrued wages and shareholder loan .............   $      --    $  20,000
  Change in minority interest due to subsidiary stock issuance ....   $  (4,100)   $      --
                                                                      ==========   ==========

The accompanying notes are an integral part of these statements.


                                                           BIOMERICA, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE THREE MONTHS ENDED AUGUST 31, 2004



                              Common Stock
                                                                   Accumulated
                          Number                     Additional       Other
                            of                         Paid-in     Comprehensive  Accumulated
                          Shares         Amount        Capital      Gain (loss)     Deficit          Total
                      -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 May 31, 2004            5,752,431   $    460,193   $ 17,125,005         18,466   $(16,677,391)  $    926,273

Change in
 unrealized
 gain on available                                                       (5,590)                       (5,590)
 for sale securities

Expense related to
 issuance of warrants
 for extension of note                                    10,400                                       10,400

Issuance of stock
 at subsidiary                                            (4,100)                                      (4,100)

Net loss                                                                               (50,145)       (50,145)
                      -------------  -------------  -------------  -------------  -------------  -------------
                         5,752,431   $    460,193   $ 17,131,305   $     12,876   $(16,727,536)  $    876,838
                      =============  =============  =============  =============  =============  =============



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2004

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004, for a summary of significant accounting policies utilized by the Company.

(2) As of August 31, 2004, the Company had cash and available-for-sale securities in the amount of $161,645 and working capital of $2,596,114. Cash and working capital totaling $126,905 and $2,746,045, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

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

     The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any debt financing and we are not currently in negotiations to obtain such financing. Although the Company's management recognizes the imminent need to secure additional financing or increase sales, there can be no assurance that the Company will be successful in doing so or, if the Company does consummate a financing, that the terms and conditions of such financing will not be unfavorable to the Company.

     Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their audit report on the Company's annual consolidated financial statements as of and for the year ended May 31, 2004, in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations.

     Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all of the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. There was $313,318 of outstanding principal and $11,754 interest payable under this note payable at August 31, 2004. An agreement is being finalized which provides for monthly payments and an extension of the note for one year.

     During the quarters ended August 31, 2004 and 2003, the Company's operations used cash of $174,242 and $127,671, respectively. Cash provided by financing activities was $22,500, which resulted from changes in minority interest in Lancer.

(3) In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment to SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and the implementation of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations.

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

AUGUST 31,                                                  2004       2003
--------------------------------------------------------------------------------
Net loss from continuing
  operations, as reported                              $ (50,145)   $  (217,964)
Plus: Stock-based employee compensation
  expense included in reported net loss                      --          48,080
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                            (3,892)       (73,304)
--------------------------------------------------------------------------------
Net loss from continuing operations, pro forma         $ (54,037)   $  (243,188)
================================================================================

Pro forma net loss from
   continuing operations
   per share - basic                                   $   (0.01)   $     (0.04)
================================================================================
Pro forma net loss from
   continuing operations
   per share - diluted                                 $   (0.01)   $     (0.04)
================================================================================

Net income (loss) from discontinued
  operations, as reported                              $       --           76
Plus: Stock-based employee compensation
  expense included in reported net loss                        --           --
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                                 --           --
--------------------------------------------------------------------------------
Net loss from discontinued operations, pro forma       $       --    $      76
================================================================================

Pro forma net loss from
   discontinued operations
   per share - basic                                   $    .00      $    (0.00)
================================================================================
Pro forma net loss from
   discontinued operations
   per share - diluted                                 $    .00      $    (0.00)
================================================================================

(4) The following summary presents the options granted, exercised, expired, and outstanding as of August 31, 2004:

                                                                      Weighted
                                                                      Average
                         Number of Options and Warrants               Exercise
                    Employee        Non-employee      Total            Price
                    --------        ------------      -----            -----

Outstanding
May 31, 2004         2,428,808        1,228,829        3,657,637      $ 2.17

Granted                    --               --               --           --
Exercised                  --               --               --           --
Expired                    --               --               --           --
                    ----------       ----------       ----------    ----------
Outstanding
August 31, 2004      2,428,808        1,228,829        3,657,637     $ 2.17
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

(7) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004, for a description of the investments in affiliates and consolidated subsidiaries.

(8) Reference is made to Notes 5 & 10 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004, for information on commitments and contingencies.

(9) Aggregate market value exceeded cost of available-for-sale securities by approximately $12,876 at August 31, 2004.

(10) Earnings Per Share

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

                                               For the Three Months Ended August 31, 2004
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (50,145)               -      $      (.01)
     Gain (loss) from discontinued
        operations .....................             --                -              .00
                                             ------------     ------------     ------------
                                             $  (50,145)        5,752,431      $     (.01)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                                $  (50,145)        5,752,431     $      (.01)
                                             ============     ============     ============

                                               For the Three Months Ended August 31, 2003
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (217,964)              -      $      (.04)
     Loss from discontinued
       operations ......................              76               -              .00
                                             ------------     ------------     ------------
                                             $  (217,888)       5,716,607      $     (.04)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                               $   (217,888)       5,716,607      $     (.04)
                                             ============     ============     ============

    The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

    As of August 31, 2004, there was a total of 650,690 potential dilutive shares of common stock outstanding.

(11) In October 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or disposal of long-lived assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. This standard was effective for the Company's consolidated financial statements beginning June 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. SFAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". In December 2003, FIN 46 was replaced by FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending March 15, 2004. Entities that have adopted FIN 46 prior to this date can continue to apply provisions of FIN 46 until the effective date of FIN 46R or early election of FIN 46R. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN No. 46 requires identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.


(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Three Months Ended
                                                  8/31/04         8/31/03
                                                  -------         -------

         Revenues from sales to unaffiliated customers:
         United States                         $1,029,000      $1,128,000
         Asia                                      71,000          45,000
         Europe                                   616,000         529,000
         South America                             89,000         146,000
         Middle East                               78,000          60,000
         Oceania                                  160,000         132,000
         Other                                    141,000         124,000
                                               ----------      ----------
                                               $2,184,000      $2,164,000
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

(14) Lancer has a $400,000 line of credit with Cuyamaca Bank, expiring January 8, 2005. Borrowings are made at prime plus 2.0% (6.5% at August 31, 2004), and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at August 31, 2004 was $0 and the unused portion available was approximately $340,000. Lancer requested that Cuyamaca Bank reserve $60,000 of its available credit line as a guarantee of credit with a European supplier. Lancer is in compliance with its debt covenants at August 31, 2004.

     The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term. Proceeds from this line cannot be used to support the operations of Biomerica.

     Lancer also had a term loan for $100,000 with Cuyamaca Bank that was paid off in May 2004. This loan required monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at May 31, 2004).

     Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at an exercisable price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note payable expired September 1, 2004. The Company is in the process of finalizing an agreement which calls for monthly payments and extends the due date of the note for one year.

(15) During 2003, the Company agreed to sell 18,000 shares of its common stock at a selling price of $0.25 per share. Proceeds to the Company were $4,500. As of May 31, 2003, the shares had not been issued and were accordingly classified as common stock subscribed. These shares were issued during 2004, and have accordingly been transferred to common stock issued and outstanding.

     During 2003, the Company sold 142,000 shares of its common stock at a selling price of $0.25 per share. Proceeds to the Company were $35,500.

     During 2003, the Company issued 177,627 shares of common stock to employees as compensation. The Company valued these shares at $69,267.

     During 2002, the Company issued 20,000 shares of common stock to a consultant for legal services provided. As of May 31, 2002, these shares were classified as common stock subscribed and valued by the Company at $20,000. These shares were issued as of May 31, 2003. During 2003, the Company issued this consultant an additional 2,107 shares of common stock for legal services provided. The Company valued these shares at $611.

     During 2004, the Company sold 202,000 shares of common stock at a selling price of $0.25 per share. Proceeds to the Company were $50,500. Warrants to purchase 202,000 shares of the Company's restricted common stock at an exercise price of $0.25 were also granted as part of the private placement.

     During 2004 the Company issued 10,000 shares of its common stock as the result of an exercise of options granted in prior years. Proceeds to the Company were $2,000.


Subsidiary Sale of Stock

     During the year ended May 31, 2004 the Company recognized a reduction in its additional paid capital in the amount of $112,719 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock.

     During the quarter ended August 31, 2004 the Company recognized a reduction in its additional paid capital in the amount of $4,100 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer issuing shares of common stock during the quarter.

Subsidiary Options, Warrants and Stock Activity

     During fiscal 2003, Lancer issued 37,595 shares of its common stock valued at $8,271 to Biomerica for certain management and consulting services rendered in fiscal 2002. These shares were classified at May 31, 2002 as common stock subscribed on Lancer's balance sheet.

     During fiscal 2003, Lancer issued 25,000 shares of its common stock valued at $8,750 to its Chief Executive Officer for services rendered in fiscal 2002. These shares were classified at May 31, 2002 as common stock subscribed on Lancer's balance sheet.

     During the year ended May 31, 2003, the Lancer granted 70,000 options to purchase shares of Lancer's common stock at an exercise price of $0.26 to certain employees of the Lancer for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2003, Lancer granted 40,000 options to purchase shares of Lancer's common stock at an exercise price of $0.28 to an employee of Lancer for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2003, Lancer granted 30,000 options to purchase shares of Lancer's common stock at an exercise price of $0.28 to certain employees of Lancer for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2004, Lancer granted 120,000 options to purchase shares of Lancer's common stock at an exercise price of $0.38 per share as pursuant to terms of the employment agreement between Lancer and Dan Castner, the Vice President of Sales and Marketing at Lancer. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2004, Lancer granted 52,500 stock options to purchase shares of Lancer's common stock at an exercise price of $0.38 per share to directors of the Lancer for services rendered. The options vest over two years and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2004, Lancer granted 75,000 stock options to purchase shares of Lancer's common stock at an exercise price of $0.38 per share to its Chief Executive Officer in lieu of salary. The options vest over three years and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2004, Lancer granted 8,000 stock options to purchase shares of Lancer's common stock at an exercise price of $0.50 to an employee of Lancer for services rendered. The options vest over 3 years beginning June 30, 2004 and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2004, Lancer granted 40,000 stock options to purchase shares of Lancer's common stock at an exercise price of $0.57 to an employee of Lancer for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

     During the year ended May 31, 2004, Lancer granted 17,500 stock options to purchase shares of Lancer's common stock at an exercise price of $0.60 to a new member of its Board of Directors for services to be rendered. The options vest over 2 years and have a term of five years. Management assigned a value of $0 to the options.

     During fiscal 2004, Lancer issued 91,346 shares of its common stock valued at $29,000 to its Chief Executive Officer for services rendered from January 2002 to December 2003. At May 31, 2003, 69,471 of these shares were reported as subscribed stock.

     During fiscal 2004, Lancer agreed to issue 13,541 shares of its common stock to the Chairman of the Board of Lancer for services rendered from January 2004 to May 2004 and 31,250 shares of common stock to the Chief Executive Officer for services rendered per agreement. At May 31, 2004, these shares are reported as subscribed stock.

     During fiscal 2004 the Board of Directors of Lancer approved a private offering of common stock, effective March 23, 2004 and ending April 12, 2004. The offering, to officers, board members, and key employees resulted in the sale of 450,000 new shares at $.60 per share with total proceeds received of $270,000. In addition, one warrant exercisable for each share purchased (450,000 warrants) was issued at $.85 per share. These warrants shall be exercisable until April 12, 2009.

(16) Reportable business segments for the quarter ended August 31, 2004 and 2003 are as follows:

                                                          2004          2003
                    ------------------------------------------------------------

                    Domestic sales:
                       Orthodontic products           $ 831,000     $   734,000
                    ============================================================

                       Medical diagnostic products    $ 198,000     $   394,000
                    ============================================================

                    Foreign sales:
                       Orthodontic products           $ 650,000     $   584,000
                    ============================================================

                       Medical diagnostic products    $ 505,000     $   452,000
                    ============================================================

                    Net sales:
                       Orthodontic products          $1,481,000     $ 1,318,000
                       Medical diagnostic products      703,000         846,000
                    ------------------------------------------------------------

                    Total                            $2,184,000     $ 2,164,000
                    ============================================================

                    Operating loss:
                       Orthodontic products           $(81,000)    $  (146,000)
                       Medical diagnostic products     (22,000)       (165,000)
                    ------------------------------------------------------------

                    Total                             $(103,000)    $  (311,000)
                    ============================================================

                    Operating loss from discontinued segment:
                       ReadyScript                         --              76
                    ------------------------------------------------------------

                    Total                             $    --       $      76
                    ============================================================

                    Domestic long-lived assets:
                       Orthodontic products           $ 498,000     $   279,000
                       Medical diagnostic products      120,000         151,000
                    ------------------------------------------------------------

                    Total                             $ 618,000     $   430,000
                    ============================================================

                    Foreign long-lived assets:
                       Orthodontic products           $ 110,500     $    86,000
                       Medical diagnostic products       13,500          18,000
                    ------------------------------------------------------------

                    Total                             $ 124,000     $   104,000
                    ============================================================

                    Total assets:
                       Orthodontic products          $4,185,000     $ 3,502,000
                       Medical diagnostic products    1,464,000       1,879,000
                    ------------------------------------------------------------

                    Total                            $5,649,000     $ 5,381,000
                    ============================================================


                    Depreciation and amortization
                     expense:
                       Orthodontic products           $ 26,000      $    12,000
                       Medical diagnostic products      20,000           15,000
                    ------------------------------------------------------------

                    Total                             $ 46,000      $    27,000
                    ============================================================

                    Capital expenditures:
                       Orthodontic products           $  62,000     $   147,000
                       Medical diagnostic products         --            18,000
                    ------------------------------------------------------------

                    Total                             $  62,000     $   165,000
                    ============================================================

The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended August 31, 2004 and 2003.

(17) Pursuant to the terms of the employment agreement between Lancer and Dan Castner, the Vice President of Sales and Marketing of Lancer, dated May 20, 2003, Lancer agreed to pay Mr. Castner an annual base salary of $135,000. In addition, Lancer granted Mr. Castner stock options on June 2, 2003, to purchase an aggregate of 120,000 shares of Lancer's common stock at an exercise price of $0.38 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of grant; (ii) 25% vesting on the second anniversary of the date of grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should Lancer be purchased by an affiliated third party, the options shall vest 100%.

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

     As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2003. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2004.

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

RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $2,184,437 for the first quarter of fiscal 2005 as compared to $2,164,360 for the same period in the previous year. This represents an increase of $20,077, or 0.9%. Of the total consolidated net sales for fiscal 2004, $1,480,863 is attributable to Lancer, and $703,574 to Biomerica. Lancer sales increased by $162,756 over the previous fiscal year. International sales at Lancer increased $66,183 primarily in Europe and the Middle East. Domestic sales at Lancer increased $96,573, primarily due to a price increase. Biomerica sales decreased by $142,679 primarily due a large sale of EZ Detect in fiscal 2004, which did not occur in fiscal 2005.

     Cost of sales as a percentage of sales decreased from 69.5% to 69.0%. Lancer's cost of sales as a percentage of sales decreased from 74.0% to 72.4%. This decrease was attributable to the price increase domestically. Biomerica's costs increased from 67.9% of sales to 62.9% due to a change in the product mix which was offset by lower costs from the establishment of the Mexicali manufacturing facility.

     Selling, general and administrative costs decreased by $187,486, or 20.9%. Lancer had increased selling, general and administrative costs of $6,581 primarily due to the cost of stock issued to officers in lieu of salary. Biomerica had a decrease of $147,701, which was due to higher commissions during fiscal 2004 associated with a large EZ Detect sale, as well as compensation expense recorded in connection the issuance of common stock and warrants to employees in the prior fiscal year.

     Research and development decreased by $3,291, or 4.4%. Lancer had a decrease in research and development costs of $5,394 due to completion of projects started in the prior fiscal year. Biomerica had increased costs of $2,103 primarily due to higher wages and related costs.

     For the three months ended August 31, 2004, other income of $13,435 was realized as compared to other expense of $7,011 in the prior year, which was a result of insurance premium refunds and a decrease in financing costs at Lancer.

     Interest expense decreased from $10,462 to $8,118 due to no interest expense incurred at Lancer and lower principal balance on notes and loans payable at Biomerica.

     Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2004, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2004, the Company had cash and available-for-sale securities in the amount of $161,645 and working capital of $2,596,114. Cash and working capital totaling $126,905 and $2,746,045, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

    The Company has suffered substantial recurring losses from operations over the last few years. The Company has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 and Allergy Immuno Technologies was sold in May 2002. ReadyScript and Allergy Immuno Technologies were previously contributors to the Company's losses. The Company has reduced operating costs through certain cost reduction efforts and plans to concentrate on its core business in Lancer and Biomerica to increase sales. There can be no assurance that the Company will be able to become profitable, generate positive cash flow from operations, increase sale, or obtain the necessary equity or debt financing to fund operations in the future. Should the Company be unable to reduce costs adequately, secure additional financing, or increase sale, the result for the Company could be the inability to continue as a going concern.

     The Company will continue to have limited cash resources. Although the Company's management recognizes the imminent need to secure additional financing or increase sales there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such transaction, that the terms and conditions of such financing will not be unfavorable to us.

     Our independent certified public accountants have concluded that these factors, among others, raises substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their audit report on the Company's annual consolidated financial statements as of and for the year ended May 31, 2004 in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit, which allowed for a shareholder of the Company to loan to the Company, as needed, up to $500,000 for working capital needs, expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $0.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. Currently, the Company is finalizing an agreement whereby monthly payments will be made on the note and extending the due date of the note for one year.

     During the quarter ended August 31, 2004, the Company operations used cash of $174,242. This compares to cash provided by operations of $127,671 in the same period in the prior fiscal year. Of this there was cash used in operations of $115,654 and $72,243 at the Lancer subsidiary for the period ended August 31, 2004 compared to 2003. Cash provided by financing activities was $22,500 as compared to $69,210 in the prior fiscal year, which resulted from a change in minority interest of $22,500.

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

     At August 31, 2004, Lancer had a $400,000 line of credit with Cuyamaca Bank, through January 8, 2005. Borrowings are made at prime plus 2.0% (6.5% at August 31, 2004) and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at August 31, 2004 was $0 and the unused portion available was approximately $340,000 as Lancer requested that Cuyamaca Bank reserve $60,000 of the available line of credit as a guarantee of credit with a European supplier.

    The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth ratio of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term. Proceeds from this line cannot be used to support the operations of Biomerica. Lancer is in compliance with its debt covenants at August 31, 2004.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements contained in the Company's annual report on Form 10KSB for the period ended May 31, 2004, describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

    In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At August 31, 2004, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

     Please refer to the annual report on Form 10-KSB for the period ended May 31, 2004 for an in-depth discussion of risk factors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica. Like other businesses, Biomerica is susceptible to macroeconomic downturns in the United States or abroad, that may affect the general economic climate and performance of Biomerica or its' customers. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. Border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operation as a whole; failure to manage the future expansion of our business could have an adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, most of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All of these factors make it difficult to predict operating results for any particular period.

Item 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 31, 2004, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended August 31, 2004, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable.

Item 5.  OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K. No reports on Form 8-K were filed in the year ended May 31, 2004. Biomerica filed a report on Form 8-K/A with the Securities and Exchange Commission on June 7, 2004. Lancer filed a report on Form 8-K June 8, 2004. Both reports were filed to report a change in independent accountants. Subsequent to the quarter ended August 31, 2004 both Biomerica and Lancer filed a Form 8-K on September 24, 2004 regarding the departure of Dr. Robert Orlando from the Board of Directors.

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

Date:  October 15, 2004

                                 BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                Zackary S. Irani
                                             Chief Executive Officer