Form 10QSB
period 2004-11-30
BIOMERICA INC
filed 2005-01-14
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2004                   Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,752,431 shares of common stock as of January 14, 2005.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three and Six Months Ended
         November 30, 2004 and 2003........................................3 & 4

         Consolidated Balance Sheet (unaudited) -
         November 30, 2004.................................................5 & 6

         Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended November 30, 2004 and 2003...........................7

         Consolidated Statement of Changes in Shareholders'
         Equity (unaudited) - Six Months Ended November 30, 2004...............8

         Notes to Consolidated Financial Statements.........................9-20

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................21-23

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

Item 6.  Exhibits and Reports on Form 8-K.....................................25

         Signatures...........................................................26


                                              PART I - FINANCIAL INFORMATION
                                             SUMMARIZED FINANCIAL INFORMATION
                                               ITEM 1. FINANCIAL STATEMENTS

                                                     BIOMERICA, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                      Six Months Ended           Three Months Ended
                                                                         November 30,                November 30,
                                                                    2004           2003          2004            2003
                                                                ------------   ------------   ------------   ------------
Net sales ...................................................   $ 4,346,972    $ 4,434,215    $ 2,162,533    $ 2,269,856

     Cost of sales ..........................................     2,935,536      3,137,829      1,429,040      1,611,118
                                                                ------------   ------------   ------------   ------------
     Gross profit ...........................................     1,411,436      1,296,386        733,493        658,738
                                                                ------------   ------------   ------------   ------------

Operating Expenses:
     Selling, general and administrative ....................     1,498,333      1,594,873        788,303        720,473
     Research and development ...............................       142,507        141,753         71,459         67,412
                                                                ------------   ------------   ------------   ------------
                                                                  1,640,840      1,736,626        859,762        787,885
                                                                ------------   ------------   ------------   ------------

Operating loss from continuing operations ...................      (229,404)      (440,240)      (126,269)      (129,147)
                                                                ------------   ------------   ------------   ------------

Other Expense (income):
     Interest expense .......................................        17,579         15,376          9,428          4,915
     Other income, net ......................................       (22,904)       (33,258)        (9,470)       (26,247)
                                                                ------------   ------------   ------------   ------------
                                                                     (5,325)       (17,882)           (42)       (21,332)
                                                                ------------   ------------   ------------   ------------

Loss from continuing operations, before minority interest
   in net loss of consolidated subsidiaries and
   income taxes .............................................      (224,079)      (422,358)      (126,227)      (107,815)

Minority interest in net losses of consolidated subsidiary ..       100,100         93,819         52,392          2,761
                                                                ------------   ------------   ------------   ------------
Loss from continuing operations, before income taxes ........      (123,979)      (328,539)       (73,835)      (110,576)

Income tax expense ..........................................         1,600             --          1,600             --
                                                                ------------   ------------   ------------   ------------

Net loss from continuing operations .........................      (125,579)      (328,539)       (75,435)      (110,576)

The accompanying notes are an integral part of these statements.

                                                           BIOMERICA, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS - Continued (UNAUDITED)

                                                                         Six Months Ended                Three Months Ended
                                                                            November 30,                     November 30,
                                                                       2004             2003            2004              2003
                                                                  --------------   --------------   --------------   --------------
Discontinued operations:
  Income (loss) from discontinued operations, net .............           6,601           (2,944)           6,601           (3,020)
                                                                  --------------   --------------   --------------   --------------
Net loss ......................................................        (118,978)        (331,483)         (68,834)        (113,596)

Other comprehensive (loss) gain, net of tax
  Unrealized (loss) gain on available-for-sale
   securities .................................................          (7,442)          22,362           (1,852)         (19,141)
                                                                  --------------   --------------   --------------   --------------

Comprehensive loss ............................................   $    (126,420)        (309,121)         (70,686)   $    (132,737)
                                                                  ==============   ==============   ==============   ==============

Basic net loss per common share:

     Net loss from continuing operations ......................   $        (.02)   $        (.06)   $        (.01)   $        (.02)
     Net gain (loss) from discontinued operations .............             .00             (.00)             .00             (.00)
                                                                  --------------   --------------   --------------   --------------
Basic net loss per common share ...............................   $        (.02)   $        (.06)   $        (.01)   $        (.02)
                                                                  ==============   ==============   ==============   ==============
Diluted net loss per common share
     Net loss from continuing operations ......................   $        (.02)   $        (.06)   $        (.01)   $        (.02)
     Net loss from discontinued operations ....................             .00             (.00)             .00             (.00)
                                                                  --------------   --------------   --------------   --------------

Diluted net loss per common share .............................   $        (.02)   $        (.06)   $        (.01)   $        (.02)
                                                                  ==============   ==============   ==============   ==============

Weighted average number of common and common equivalent shares:
     Basic and diluted ........................................       5,752,431        5,675,890        5,752,431        5,752,431
                                                                  ==============   ==============   ==============   ==============

The accompanying notes are an integral part of these statements.


                                       BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                November 30,
                                                                                    2004
                                                                                ------------

Assets

Current Assets
    Cash and cash equivalents ................................................   $  223,434
    Available for-sale securities ............................................       18,678
    Accounts receivable, less allowance for doubtful accounts of $123,081 ....    1,575,481
    Inventories, net of reserve of $250,914 ..................................    2,915,735
    Notes receivable .........................................................        3,219
    Prepaid expenses and other ...............................................      216,772
                                                                                 ----------

          Total Current Assets ...............................................    4,953,319

Inventory, non-current .......................................................       19,000

Property and Equipment, net of accumulated depreciation and amortization .....      766,125

Intangible assets, net of accumulated amortization ...........................       16,784

Other Assets .................................................................       62,240
                                                                                 ----------

                                                                                 $5,817,468
                                                                                 ==========

The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                  CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                         November 30,
                                                                             2004
                                                                        -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .................................................   $    150,000
     Accounts payable and accrued liabilities .......................      1,135,518
     Accrued compensation ...........................................        599,985
     Current portion of shareholder loan ............................        317,318
     Net liabilities from discontinued operations ...................        271,951
                                                                        -------------

          Total Current Liabilities .................................      2,474,772

Minority interest ...................................................      2,547,713
                                                                        -------------
Shareholders' Equity

     Common stock, $0.08 par value authorized  25,000,000 shares,
       subscribed or issued and outstanding 5,752,431 ...............        460,193
     Additional paid-in-capital .....................................     17,120,135
     Accumulated other comprehensive gain ...........................         11,024
     Accumulated deficit ............................................    (16,796,369)
                                                                        -------------
Total Shareholders' Equity ..........................................        794,983

Total Liabilities and Equity ........................................   $  5,817,468
                                                                        =============

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended November 30,                                              2004         2003
                                                                                ----------   ----------
Cash flows from operating activities:
Net loss from continuing operations .........................................   $(125,579)   $(328,463)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization ..........................................      85,632       57,449
     Minority interest in net loss of consolidated
       Subsidiary ...........................................................    (100,100)     (93,819)
     Amortization of warrant expense for extension of loan ..................      10,400           --
     Gain on sales of marketable securities .................................      (8,888)          --
     Common stock, warrants and options issued for services
       rendered .............................................................         243       55,172
     Provision for losses on accounts receivable ............................     (49,321)       6,008
     Loss on disposal of fixed assets .......................................       1,258           --
     Provision for losses on inventory ......................................          --       45,000
     Changes in current assets and liabilities:
       Accounts receivable ..................................................      (8,877)     301,354
       Inventories ..........................................................    (241,893)     (51,554)
       Prepaid expenses and other current assets ............................     (51,650)      (5,766)
       Accounts payable and other accrued liabilities .......................     152,740     (164,932)
       Accrued compensation .................................................     134,062      158,326
                                                                                ----------   ----------

Net cash used in operating activities .......................................    (201,973)     (21,225)
                                                                                ----------   ----------

Cash flows from investing activities:
     Purchases of property and equipment ....................................    (121,111)    (244,948)
     Other assets ...........................................................          --      (19,504)
                                                                                ----------   ----------
Net cash used in investing activities .......................................    (121,111)    (264,452)
                                                                                ----------   ----------

Cash flows from financing activities:
     Change in minority interest ............................................      45,000        6,180
     Sales of available for sale securities .................................       8,888           --
     Increase in shareholder loan ...........................................          --       20,035
     Private placement, net of offering costs ...............................          --       30,500
     Exercise of stock options ..............................................          --        2,000
     Increase (Decrease) in line of credit ..................................     150,000         (426)
                                                                                ----------   ----------

Net cash provided by financing activities ...................................     203,888       58,289
                                                                                ----------   ----------

Net cash used in discontinued operations ....................................      (9,744)        (840)
                                                                                ----------   ----------

Net decrease in cash and cash equivalents ...................................    (128,940)    (228,228)

Cash at beginning of period .................................................     352,374      525,167
                                                                                ----------   ----------

Cash at end of period .......................................................   $ 223,434    $ 296,939
                                                                                ==========   ==========

Supplemental disclosures on non-cash financing activity
  Issuance of common stock at market value in exchange for
     settlement of accrued wages and shareholder loan .......................   $      --    $  20,000

  Change in minority interest due to subsidiary stock issuance ..............     (15,512)          --
                                                                                ==========   ==========

The accompanying notes are an integral part of these statements.

                                                           BIOMERICA, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004

                            Common Stock
                    ---------------------------
                                                                 Accumulated
                       Number                     Additional     Other
                       of                         Paid-in        Comprehensive  Accumulated
                       Shares        Amount       Capital        Gain (loss)    Deficit          Total
                    -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 May 31, 2004          5,752,431   $    460,193   $ 17,125,005         18,466   $(16,677,391)  $    926,273

Change in
unrealized
gain on available
for sale securities                                                    (7,442)                       (7,442)

Expense related to
 issuance of warrants
 for extension of note                                  10,400                                       10,400

Compensation
expense in connection
with options
and warrants
issued                                                     243                                          243

Issuance of stock
 at subsidiary                                         (15,513)                                     (15,513)

Net loss                                                                            (118,978)      (118,978)
                    -------------  -------------  -------------  -------------  -------------  -------------

Balance at             5,752,431   $    460,193   $ 17,120,135   $     11,024   $(16,796,369)  $    794,983
November 30, 2004   =============  =============  =============  =============  =============  =============

The accompanying notes are an integral part of these statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     November 30, 2004

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004, for a summary of significant accounting policies utilized by the Company.

(2) As of November 30, 2004, the Company had cash and available-for-sale securities in the amount of $242,112 and working capital of $2,478,546. Cash and working capital totaling $197,808 and $2,671,048, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

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

     Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all of the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. There was $313,318 of outstanding principal and $6,003 interest payable under this note payable at November 30, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement". This amends the "Loan Modification, Forbearance and Security Agreement" and "Amended and Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan and Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extends the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under the amendment.

     During the six months ended November 30, 2004 and 2003, the Company's operations used cash of $201,973 and $21,225, respectively. Cash provided by financing activities was $203,888, which resulted from changes in minority interest in Lancer of $45,000, borrowings on the Lancer line of credit of $150,000 and sale of marketable securities of $8,888 at Biomerica.

(3) In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment to SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will adopt SFAS No. 123 when required. The implementation of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations.

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuations models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the quarter ended November 30 is as follows:

                                               Six Months Ended   Three Months Ended
November 30,                                    2004      2003      2004       2003
---------------------------------------------------------------------------------------
Net loss from continuing
  operations, as reported                   $(125,579) $(328,539) $ (75,435) $(110,576)
Plus: Stock-based employee compensation
  expense included in reported net loss           243     55,172        243      7,092
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                (14,229)   (12,575)    (7,923)    (6,269)
---------------------------------------------------------------------------------------
Net loss from continuing operations,
 pro forma                                  $(139,565) $(285,942) $ (83,115) $(109,753)
=======================================================================================

Pro forma net loss from
   continuing operations
   per share - basic                        $    (.02) $   (0.03) $    (.01)  $   (.02)
=======================================================================================
Pro forma net loss from
   continuing operations
   per share - diluted                      $    (.02) $   (0.03) $    (.01)  $   (.02)
=======================================================================================

(4) The following summary presents the options granted, exercised, expired, and outstanding as of November 30, 2004:

                                                                      Weighted
                                                                      Average
                         Number of Options and Warrants               Exercise
                    Employee        Non-employee      Total            Price
                    --------        ------------      -----            -----

Outstanding
May 31, 2004       2,428,808          1,228,829       3,657,637         $2.17

Granted              155,000             14,000         169,000           .33
Exercised                 --                 --              --            --
Expired              (61,000)        (1,000,000)     (1,061,000)         3.00
Cancelled                 --                 --              --            --
                    ---------       ------------     -----------    ----------
Outstanding         2,522,808           242,829       2,765,637         $1.74
November 30, 2004   =========       ============     ===========    ==========

(5) The information set forth in these consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

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

(9) Aggregate market value exceeded cost of available-for-sale securities by approximately $11,024 at November 30, 2004.

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

                                              For the Six Months Ended November 30, 2004
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (125,579)               -      $     (.02)
     Gain (loss) from discontinued
        operations .....................            6,601               -             .00
                                             ------------     ------------     ------------
                                             $  (118,978)        5,752,431      $    (.02)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                                $  (118,978)        5,752,431     $     (.02)
                                             ============     ============     ============

                                              For the Six Months Ended November 30, 2003
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (328,539)               -      $      (.06)
     Gain (loss) from discontinued
        operations .....................          (2,944)               -             (.00)
                                             ------------     ------------     ------------
                                             $  (331,483)        5,675,890      $     (.06)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                                $  (331,483)        5,675,890     $      (.06)
                                             ============     ============     ============

                                                For the Three Months Ended November 30, 2004
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (75,435)               -       $     (.01)
     Gain (loss) from discontinued
        operations .....................          6,601                -              .00
                                             ------------     ------------     ------------
                                             $  (68,834)        5,752,431      $     (.01)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                                $  (68,834)        5,752,431      $     (.01)
                                             ============     ============     ============

                                              For the Three Months Ended November 30, 2003
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (110,576)               -      $     (.02)
     Gain (loss) from discontinued
        operations .....................         ( 3,020)               -              .00
                                             ------------     ------------     ------------
                                             $   (113,596)      5,752,431      $      (.02)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders                                $  (113,596)       5,752,431      $      (.02)
                                             ============     ============     ============

     The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

     As of November 30, 2004, there was a total of 801,500 potential dilutive shares of common stock outstanding.

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

(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Six Months Ended
                                                11/30/04        11/30/03
                                                --------        --------
         Revenues from sales to
           unaffiliated customers:
         United States                         $1,962,000      $2,168,000
         Asia                                     114,000         100,000
         Europe                                 1,231,000       1,196,000
         South America                            166,000         248,000
         Oceania                                  347,000         286,000
         Middle East                              185,000         148,000
         Other                                    342,000         288,000
                                               ----------      ----------
                                               $4,347,000      $4,434,000
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

(14) At November 30, 2004, Lancer has a $400,000 line of credit with Community National Bank, (formerly Cuyamaca Bank)expiring January 8, 2005. Borrowings are made at prime plus 2.0% (7.0% at November 30, 2004), and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at November 30, 2004 was $150,000 and the unused portion available was approximately $190,000. Lancer requested that Community National Bank reserve $60,000 of its available credit line as a guarantee of credit with a European supplier.
Lancer is in compliance with its debt covenants at November 30, 2004.

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

     The Lancer line of credit expired January 8, 2005. The Community National Bank has verbally agreed to renew the line of credit for a year. The documentation is currently being prepared for signature.

     Lancer also had a term loan for $100,000 with Community National Bank that was paid off in May 2004. This loan required monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at May 31, 2004).

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

     There was $313,318 of outstanding principal and $6,003 interest payable under this note payable at November 30, 2004. On November 19, 2004, the Company entered into an Agreement entitled "Amendment of the Note, Loan and Modification Agreement". This amends the "Loan Modification, Forbearance and Security Agreement" and "Amended and Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan and Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extends the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under the amendment.

(15) During fiscal 2005, Biomerica granted 169,000 stock options to purchase shares of common stock at an exercise price of $0.33 to select employees and consultants of the Company. The options vest over four years, and have a term of five years. Management assigned a value of $3,500 to these options. These options were granted under the Company's existing 1995 and 1999 Stock Option and Restricted Stock Plan. During the quarter ended November 30, 2004 the Company has recognized an expense of $78 attributable to these options, with the remaining value of these options to be amortized over the options vesting period.

     During fiscal 2004, the Company sold 202,000 shares of restricted common stock in a private placement to insiders and qualified investors at a selling price of $.25 per share. Warrants to purchase 202,000 shares of the Company's restricted common stock at an exercise price of $.25 were also granted as part of the private placement. During the three months ended August 31, 2003, $48,080 was recorded as compensation expense for the excess in the market value of the issued common stock and warrants over the consideration received. The warrants vest immediately, expire in five years, and are exercisable at $.25 per share.

     During fiscal 2004 the Company issued 10,000 shares of its common stock as the result of the exercise of options granted in prior years. Proceeds to the Company were $2,000.

Subsidiary Sale of Stock

     During the year ended May 31, 2004 the Company recognized a reduction in its additional paid capital in the amount of $112,719 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock.

     During the quarter ended August 31, 2004 the Company recognized a reduction in its additional paid in capital in the amount of $4,100 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer issuing shares of common stock during the quarter.

     During the quarter ended November 30, 2004 the Company recognized a reduction in its additional paid in capital in the amount of $11,413 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer issuing shares of Common stock during the quarter.

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

     During fiscal 2005 the Board of Directors of Lancer approved the issuance of 6,258 shares of common stock to a consultant. To date these shares have not been issued or subscribed.

     On November 19, 2004, the Board of Directors of Lancer granted 27,500 stock options to purchase shares of Lancer's common stock at an exercise price of $.75 to certain employees of Lancer for services rendered. The options vest over four years and have a term of ten years. Management assigned a value of $0 to the options.

     During fiscal 2005 the Board of Directors of Lancer approved the issuance of 62,500 shares of its restricted common stock valued at $37,500 to its Chief Executive Officer for services rendered during the current fiscal year.

(16) Reportable business segments for the six months and quarter ended November 30, 2004 and 2003 are as follows:

                                               Six Months               Three Months
                                            Ended November 30,       Ended November 30,
                                            ------------------       ------------------
                                            2004         2003        2004          2003
    ---------------------------------------------------------------------------------------
    Domestic sales:
       Orthodontic products               $1,563,000  $1,518,000    $  733,000  $  784,000
    =======================================================================================

    Medical diagnostic products           $  399,000  $  650,000    $  201,000  $  256,000
    =======================================================================================

    Foreign sales:
        Orthodontic products              $1,328,000  $1,366,000    $  677,000  $  782,000
    =======================================================================================

    Medical diagnostic products           $1,057,000  $  900,000    $  552,000  $  448,000
    =======================================================================================




                                               Six Months               Three Months
                                            Ended November 30,       Ended November 30,
                                            ------------------       ------------------
                                            2004         2003        2004          2003
    ---------------------------------------------------------------------------------------
    Net sales:
        Orthodontic products              $2,891,000  $2,884,000    $1,410,000  $1,566,000
        Medical diagnostic products        1,456,000   1,550,000       753,000     704,000
    ---------------------------------------------------------------------------------------

    Total                                 $4,347,000  $4,434,000    $2,163,000  $2,270,000
    =======================================================================================

    Operating (loss) income:
       Orthodontic products               $ (161,000)  $(147,000)   $  (80,000) $   (2,000)
       Medical diagnostic products           (68,000)   (293,000)      (46,000)   (127,000)
    ---------------------------------------------------------------------------------------

    Total                                 $ (229,000)  $(440,000)   $ (126,000) $ (129,000)
    =======================================================================================

    Gain (loss) from discontinued segment:
      ReadyScript                         $    6,601   $  (2,944)   $    6,601  $   (3,020)
    ---------------------------------------------------------------------------------------

    Total                                 $    6,601   $  (2,944)   $    6,601  $   (3,020)
    =======================================================================================

                                               As of November 30,
                                                2004          2003
    Domestic long-lived assets:
    Orthodontic products                  $  532,000  $   317,000
    Medical diagnostic products              115,000      137,000
                    ---------------------------------------------------

    Total                                 $  647,000  $   454,000
                    ===================================================

    Foreign long-lived assets:
     Orthodontic products                 $  106,000  $   122,000
     Medical diagnostic products              13,000       17,000
                    ---------------------------------------------------

    Total                                 $  119,000  $   139,000
                    ===================================================

    Total assets:
     Orthodontic products                 $4,299,000  $3,622,000
     Medical diagnostic products           1,518,000   1,632,000
-----------------------------------------------------------------------

    Total                                 $5,817,000  $5,254,000
=======================================================================

Depreciation and amortization expense:
      Orthodontic products                $   50,000  $  25,000
      Medical diagnostic products             35,000     32,000
-----------------------------------------------------------------------

    Total                                 $   85,000  $  57,000
=======================================================================

Capital expenditures:
  Orthodontic products                    $  112,000  $ 227,000
  Medical diagnostic products                  9,000     18,000
                    ---------------------------------------------------

    Total                                 $  121,000  $ 245,000
                    ===================================================

     The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended November 30, 2004 and 2003.

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

     On November 29, 2004, the Board of Directors of Lancer approved a new employment agreement and the promotion of Mr. Castner to President. The agreement is for a term of two years. Mr. Castner's salary shall be $155,000 for the first year with a possible merit increase after the first year. Mr. Castner shall also receive a stock option for 100,000 shares at fair market value at the time of grant to be granted no later than May 31, 2005. The agreement was filed as an exhibit to a Form 8-K filed by Lancer November 30, 2004.

(18) On November 19, 2004 the Board of Directors at Lancer resolved that effective January 1, 2005 , the compensation for the Company's Chairman shall be reduced to $30,000 per year. The Directors also resolved that effective December 1, 2004, the Company's Chief Executive Officer's compensation is to be reduced from 31,250 shares of common stock per quarter to 20,000 shares per quarter.

(19) In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; the lease is $2,000 and service fees are approximately $2,900 per month.

(20) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

     As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2004. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2004."

(21) The Chief Executive Officer and Chief Financial Officer of Biomerica are not currently taking a cash salary. Their wages are being recorded as an administrative expense and reported as part of accrued wages on the balance sheet. The balance due them as of November 30, 2004 was $239,026.

(22) Included in accounts payable is $111,464 to a related party, due for rental of the Company's facilities according to the terms of the lease. All of this amount is past due.

(23) CRITICAL ACCOUNTING POLICIES

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

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At November 30, 2004, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

     We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, it sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership.

(24) Risks and Uncertainties

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

     European Community - The Company is required to obtain certification in the European Community to sell products in those countries. The certification requires the Company to maintain certain quality standards. The Company has been granted certification on certain products. The Company recently had its yearly CE Mark Surveillance Audit and has been notified that it has been recommended for recertification. There is no assurance that the Company will be able to retain its certification in future years.

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

(25) Subsequent Events

     On December 7, 2004 the Company entered into an agreement with an investment banking company to raise financing of between one million and two million dollars in the form of debt on a best effort basis. There can be no assurance that the Company will be successful in raising such funds.

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

RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $4,346,972 for the six months ended November 30, 2004 as compared to $4,434,215 for the same period in the prior fiscal year. This represents a decrease of $87,243, or 2.0% for the six month period. Lancer had an increase for the six months of $7,092. Biomerica had a decrease of $94,335, which resulted from a screening program sale in the prior year only. Consolidated net sales for the quarter then ended were $2,162,533 as compared to $2,269,856 for the same period in the previous year. This represents a decrease of $107,323, or 4.7%. Lancer had a sales decrease of $155,663. The decrease in sales at Lancer was primarily attributable to decreased sales in Europe and South America. Increases in sales of $48,340 for the quarter at Biomerica were a result of sales of new products and sales to a new distributor.

     Cost of sales as a percentage of sales decreased from 70.8% to 67.5% for the six months and decreased from 71.0% to 66.1% for the quarter. Lancer's cost of sales as a percentage of sales decreased from 72% to 70.6% for the six months and for the quarter decreased from 70.3% to 68.8%. The decreases at Lancer were attributable to a domestic selling price increase which was partially offset by increased production costs. Biomerica's cost of sales as a percentage of sales decreased for the six months from 68.4% to 62.5%. For the quarter Biomerica's cost of sales decreased from 72.4% to 62.2%. The decreases at Biomerica were primarily due to the manufacturing at the Mexico facility which was not complete in the prior fiscal year.

     Selling, general and administrative costs decreased by $96,540, or 6.1% for the six months and increased by $67,830, or 9.4% for the quarter. Lancer had increased selling, general and administrative costs of $63,827 for the six months and $57,246 for the quarter. The increase at Lancer was a result of costs for product promotion, increased professional fees and the stock expense for stock to be issued to the Chief Executive Officer and Chairman of the Board. For the six months Biomerica had decreased selling and administrative expenses of $32,713 due to expense related to the issuance of stock in the private placement and higher commissions in the prior fiscal year. For the three months Biomerica had increased expenses of $10,584.

     Research and development increased by $754, or .5% for the six months and by $4,047, or 6.0% for the quarter. Lancer had a decrease in research and development costs of $8,984 and $3,588 for the six and three months, respectively, due to a decrease in labor costs charged to research and development. Biomerica had increased costs of $9,738 and increased costs of $7,635 for the six and three months, respectively. The increased costs were a result of higher outside services.

     For the six months ended November 30, 2004, other income decreased $10,354 compared to the prior year and by $16,777 for the three months. The decrease was primarily due to the sale of marketable securities in the prior year.

     Interest expense increased by $2,203 (14.3%) for the six months compared to the previous year and by $4,513 for the quarter. Lancer had increased interest expense of $1,438 for the six months and quarter due to borrowing against the line of credit to finance new equipment.

     Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2004, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2004, the Company had cash and available-for-sale securities in the amount of $242,112 and working capital of $2,478,546. Cash and working capital totaling $197,808 and $2,671,048 respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

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

     The Company will continue to have limited cash resources. On December 7, 2004 the Company entered into an agreement with an investment banking company to raise financing of between one million and two million dollars in the form of debt on a best effort basis. There can be no assurance that the Company will be successful in raising such funds or in consummating any other funding transaction in the future, or if the Company does consummate such transactions, that the terms and conditions of such financing will not be unfavorable to the Company.

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

     Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all of the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. There was $313,318 of outstanding principal and $6,003 interest payable under this note payable at November 30, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement". This amends the "Loan Modification, Forbearance and Security Agreement" and "Amended and Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan and Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extends the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under the amendment.

     During the six months ended November 30, 2004, the Company operations used cash of $201,973. This compares to cash used by operations of $21,225 in the same period in the prior fiscal year. The Lancer subsidiary used cash in operations of $144,405 during the six months ended November 30, 2004 and $53,281 in the same period in the prior fiscal year. Cash provided by financing activities was $203,888, which was a result of an increase in borrowings on the line of credit at Lancer of $150,000, change in minority interest of $45,000 and sale of marketable securities of $8,888 at Biomerica.

     The Company purchased $121,111 in fixed assets during the first six month of this fiscal year. Of this, $111,932 was a result of expenditures at the Lancer subsidiary.

     The Chief Executive Officer and Chief Financial Officer of Biomerica are not currently taking a cash salary. Their wages are being recorded as an administrative expense and reported as part of accrued wages on the balance sheet. The amount owed for this as of November 30, 2004 is $239,026.

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

     At November 30, 2004, Lancer has a $400,000 line of credit with Community National Bank, (formerly Cuyamaca Bank)expiring January 8, 2005. Borrowings are made at prime plus 2.0% (7.0% at November 30,2004), and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at November 30, 2004 was $150,000 and the unused portion available was approximately $190,000. Lancer requested that Community National Bank reserve $60,000 of its available credit line as a guarantee of credit with a European supplier. Lancer is in compliance with its debt covenants at November 30, 2004.

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

     The Lancer line of credit expired January 8, 2005. The Community National Bank has verbally agreed to renew the line of credit for a year. The documentation is currently being prepared for signature.

     Lancer also had a term loan for $100,000 with Community National Bank that was paid off in May 2004. This loan required monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at May 31, 2004).

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

Item 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 30, 2004, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended November 30, 2004, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2004 Annual Meeting of the Company's stockholders was held on November 19, 2004. The only matter voted upon at the meeting, as set forth in the proxy statement dated September 28, 2004, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Act of 1934, was the election of directors. The following summarizes the voting:

         Proposal No. 1:  Election of Directors

         Name                       For              Votes Withheld
         ----                       ---              --------------

         Barbieri                   4,955,821        18,315
         Cano                       4,961,121        13,015
         Irani                      4,957,371        16,765
         Moore                      4,957,721        16,415

         All directors were elected.

Item 5.  OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K. Reports on Form 8-K were filed by Biomerica on June 3 and 8, September 24 and November 24, 2004. Lancer filed reports on Form 8-K on June 3 and 8, September 24 and November 30, 2004.

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

Date:  January 14, 2005

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                             Zackary S. Irani
                                             Chief Executive Officer