Form 10QSB
period 2005-02-28
BIOMERICA INC
filed 2005-04-14
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2005                   Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,752,431 shares of common stock as of April 14, 2005.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three and Nine Months Ended
         February 28, 2005 and 2004........................................3 & 4

         Consolidated Balance Sheet (unaudited) -
         February 28, 2005.................................................5 & 6

         Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended February 28, 2005 and 2004..........................7

         Consolidated Statement of Changes in Shareholders'
         Equity (unaudited) - Nine Months Ended February 28, 2005..............8

         Notes to Consolidated Financial Statements (unaudited).............9-19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................20-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........24

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

         Signatures...........................................................26

PART I - FINANCIAL INFORMATION

                                              SUMMARIZED FINANCIAL INFORMATION
                                                ITEM 1. FINANCIAL STATEMENTS

                                                       BIOMERICA, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                             AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                        Nine Months Ended           Three Months Ended
                                                                   February 28    February 29,   February 28,   February 29,
                                                                      2005           2004            2005          2004
                                                                   ------------   ------------   ------------   ------------
Net sales ......................................................   $ 6,691,509    $ 6,899,088    $ 2,344,536    $ 2,464,873

     Cost of sales .............................................    (4,461,838)    (4,784,264)    (1,563,917)    (1,646,437)
                                                                   ------------   ------------   ------------   ------------
     Gross profit ..............................................   $ 2,229,671    $ 2,114,824        780,619        818,436
                                                                   ------------   ------------   ------------   ------------

Operating Expenses:
     Selling, general and administrative .......................     2,195,439      2,250,086        659,421        655,211
     Research and development ..................................       203,816        207,123         61,309         65,370
                                                                   ------------   ------------   ------------   ------------
                                                                     2,399,255      2,457,209        720,730        720,581
                                                                   ------------   ------------   ------------   ------------

Operating loss from continuing operations ......................      (169,584)      (342,385)        59,889         97,855
                                                                   ------------   ------------   ------------   ------------

Other Expense (income):
     Interest expense ..........................................        28,692         24,120         11,113          8,744
     Other (income) expense, net ...............................       (19,501)       (54,514)         3,472        (21,256)
                                                                   ------------   ------------   ------------   ------------
                                                                         9,191        (30,394)        14,585        (12,512)
                                                                   ------------   ------------   ------------   ------------

(Loss) gain from continuing operations, before minority
   interest in net (loss) gain of consolidated subsidiary and
   income taxes ................................................      (178,775)      (311,991)        45,304        110,367

Minority interest in net (loss) gain of consolidated
  subsidiary ...................................................      (127,270)       (48,069)       (27,170)        45,750
                                                                   ------------   ------------   ------------   ------------
(Loss) gain from continuing operations, before income taxes ....       (51,505)      (263,922)        72,474         64,617

Income tax expense .............................................         1,938             26            338             26
                                                                   ------------   ------------   ------------   ------------

Net (loss) gain from continuing operations .....................       (53,443)      (263,948)        72,136         64,591

                              The accompanying notes are an integral part of these statements.

                                                              3





                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS - Continued (UNAUDITED)

                                                                         Nine Months Ended               Three Months Ended
                                                                   February 28,    February 29,     February 28,      February 29,
                                                                       2005            2004             2005              2004
                                                                  --------------   --------------   --------------   --------------
Discontinued operations:
  Gain (loss) income from discontinued operations, net ........           6,600           (4,359)               0           (1,415)
                                                                  --------------   --------------   --------------   --------------
Net (loss) gain ...............................................         (46,843)        (268,307)          72,136           63,176

Other comprehensive (loss) gain, net of tax
  Unrealized (loss) gain on available-for-sale securities .....         (12,904)          35,580           (5,462)          13,018
                                                                  --------------   --------------   --------------   --------------

Comprehensive (loss) gain .....................................   $     (59,747)   $    (232,727)   $      66,674    $      76,194
                                                                  ==============   ==============   ==============   ==============

Basic net (loss) gain per common share:

     Net (loss) gain from continuing operations ...............   $        (.01)   $        (.05)   $         .01    $         .01
     Net gain (loss) from discontinued operations .............             .00             (.00)             .00             (.00)
                                                                  --------------   --------------   --------------   --------------
Basic net (loss) gain per common share ........................   $        (.01)   $        (.05)   $         .01    $         .01
                                                                  ==============   ==============   ==============   ==============
Diluted net (loss) gain per common share
     Net (loss) gain from continuing operations ...............   $        (.01)   $        (.05)   $         .01    $         .01
     Net loss from discontinued operations ....................             .00             (.00)             .00             (.00)
                                                                  --------------   --------------   --------------   --------------

Diluted net (loss) gain per common share ......................   $        (.01)   $        (.05)   $         .01    $         .01
                                                                  ==============   ==============   ==============   ==============
Weighted average number of common and common equivalent shares:

     Basic ....................................................       5,752,431        5,726,993        5,752,431        5,752,431

     Diluted ..................................................       5,752,431        5,726,993        6,568,121        5,752,431
                                                                  ==============   ==============   ==============   ==============


                                  The accompanying notes are an integral part of these statements.


                                                                 4






                                       BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                February 28,
                                                                                    2005
                                                                                 -----------
Assets

Current Assets
    Cash and cash equivalents ................................................   $  221,046
    Available for-sale securities ............................................       13,216
    Accounts receivable, less allowance for doubtful accounts of $110,988 ....    1,759,797
    Inventories, net of reserve of $281,193 ..................................    2,837,486
    Notes receivable .........................................................        2,919
    Prepaid expenses and other ...............................................      120,220
                                                                                 ----------

          Total Current Assets ...............................................    4,954,684

Inventory, non-current .......................................................       18,000

Property and Equipment, net of accumulated depreciation and amortization .....      789,772

Intangible assets, net of accumulated amortization ...........................       14,860

Other Assets .................................................................       62,240
                                                                                 ----------

                                                                                 $5,839,556
                                                                                 ==========


               The accompanying notes are an integral part of these statements

                                             5

                                   BIOMERICA, INC.

                  CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                   February 28,
                                                                       2005
                                                                   -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ............................................   $    195,415
     Accounts payable and accrued liabilities ..................      1,109,551
     Accrued compensation ......................................        548,632
     Shareholder loan ..........................................        317,318
     Net liabilities from discontinued operations ..............        271,951
                                                                   ------------

          Total Current Liabilities ............................      2,442,867


Minority interest ..............................................      2,546,323
                                                                   ------------
Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,752,431 ..........        460,193
     Additional paid-in-capital ................................     17,108,845
     Accumulated other comprehensive gain ......................          5,562
     Accumulated deficit .......................................    (16,724,234)
                                                                   ------------
Total Shareholders' Equity .....................................        850,366
                                                                   ------------

Total Liabilities and Equity ...................................   $  5,839,556
                                                                   ============

         The accompanying notes are an integral part of these statements.


                                          BIOMERICA, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended                                                  February 28,  February 29,
                                                                              2005         2004
                                                                           ----------   ----------
Cash flows from operating activities:
Net loss from continuing operations ....................................   $ (53,443)   $(263,948)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
     Depreciation and amortization .....................................     120,747       95,075
     Realized gain on sale of available-for-sale security ..............      (8,888)      15,115
     Minority interest in net (loss) gain of consolidated subsidiary ...    (127,270)     (48,069)
     Common stock, warrants and options issued for services rendered ...      10,400       55,172
     Common stock issued by subsidiary for services rendered ...........      58,250           --
     Provision for losses on accounts receivable .......................     (61,414)      45,663
     Warrant and options issued for services rendered ..................         312           --
     Loss on disposal of fixed assets ..................................       1,258           --
     Changes in current assets and liabilities:
       Accounts Receivable .............................................    (181,100)    (128,705)
       Inventories .....................................................    (162,643)      12,737
       Prepaid expenses and other current assets .......................      58,622       15,094
       Accounts payable and other accrued liabilities ..................     126,772      (75,116)
       Accrued compensation ............................................      82,709      129,811
                                                                           ----------   ----------

Net cash used in  operating activities .................................    (135,688)    (147,171)
                                                                           ----------   ----------
Cash flows from investing activities:
     Purchases of property and equipment ...............................    (177,950)    (339,016)
     Other assets ......................................................     (13,419)     (19,504)
                                                                           ----------   ----------
Net cash used in investing activities ..................................    (191,369)    (358,520)
                                                                           ----------   ----------
Cash flows from financing activities:
     Sale of available for sale securities .............................       8,888           --
     Issuance of shares by subsidiary ..................................          --        7,750
     Increase  in shareholder loan .....................................          --        2,666
     Private placement, net of offering costs ..........................          --       50,500
     Exercise of stock options at subsidiary ...........................       1,170        2,000
     Increase (decrease) in line of credit .............................     195,415         (426)
     Increase in term loan .............................................          --       97,931
                                                                           ----------   ----------
Net cash provided by  financing activities .............................     205,473      160,421
                                                                           ----------   ----------
Net cash used in discontinued operations ...............................      (9,744)        (974)
                                                                           ----------   ----------
Net (decrease)  in cash and cash equivalents ...........................    (131,328)    (346,244)

Cash at beginning of period ............................................     352,374      525,167
                                                                           ----------   ----------
Cash at end of period ..................................................   $ 221,046    $ 178,923
                                                                           =========    =========

Supplemental disclosures on non-cash financing activity
  Issuance of common stock at market value in exchange for
    settlement of accrued wages and shareholder loan ...................   $      --    $  20,000
  Change in minority interest due to subsidiary stock issuance .........     (26,872)          --
                                                                           =========    =========

                 The accompanying notes are an integral part of these statements.



                                                          BIOMERICA, INC.

                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                            FOR THE NINE MONTHS ENDED February 28, 2005



                            Common Stock
                    ---------------------------
                                                               Accumulated
                       Number                     Additional   Other
                       of                         Paid-in      Comprehensive  Accumulated
                       Shares        Amount       Capital      Gain (loss)    Deficit          Total
                    ------------- ------------- ------------- ------------- ------------- -------------
Balance at
 May 31, 2004          5,752,431   $   460,193   $17,125,005   $    18,466  $ (16,677,391) $   926,273

Change in
 unrealized
 gain on available
 for sale securities                                               (12,904)                    (12,904)

Expense related to
 issuance of warrants
 for extension of note                                10,400                                    10,400

Compensation
 expense in connection
 with options
 and warrants
 issued                                                  312                                       312

Issuance of stock
 at subsidiary                                       (26,872)                                  (26,872)

Net loss                                                                          (46,843)     (46,843)
                    ------------- ------------- ------------- ------------- --------------- -------------

Balance at             5,752,431   $   460,193   $17,108,845    $    5,562   $(16,724,234)   $ 850,366
February 28, 2005   ============= ============= ============= ============= =============== =============



                  The accompanying notes are an integral part of these statements.

                                                     8


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                February 28, 2005

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004, for a summary of significant accounting policies utilized by the Company.

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates made by Biomerica's and Lancer's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, valuation of inventories, realizability of property and equipment through future operations and realizability of deferred tax assets. Actual results could materially differ from those estimates.

(2) As of February 28, 2005, the Company had cash and available-for-sale securities in the amount of $234,262 and working capital of $2,511,817. Cash and working capital totaling $203,408 and $2,631,992, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

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

       The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing. The Company is currently in negotiations to obtain a line of credit for product acquisition financing. However, this line of credit would not be available for general operations. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such transaction, that the terms and conditions of such financing will not be unfavorable to the Company.

       Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their audit report on the Company's annual consolidated financial statements as of and for the year ended May 31, 2004, in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

       Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all of the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. There was $313,318 of outstanding principal and $104 interest payable under this note payable at February 28, 2005. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement". This amends the "Loan Modification, Forbearance and Security Agreement" and "Amended and Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan and Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extends the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under the amendment.

(3) In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures - an amendment to SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The implementation of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operation.

       In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share Based Payments" (SFAS No. 132R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting, and instead, requires entities to recognize the costs of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has yet to determine the effect SFAS No. 123R may have in its financial statements, if any.

       The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuations models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on fair value at the date of grant consistent with the provisions of SFAS 148, for the quarter ended February 28 is as follows:

                                               Nine Months Ended     Three Months Ended
                                               2/28/05    2/29/04     2/28/05    2/29/04
------------------------------------------------------------------------------------------
Net (loss) gain from continuing
  operations, as reported                   $ (53,443)   $(263,948)   $ 72,136    $ 64,591
Plus: Stock-based employee compensation
  expense included in reported net gain
  (loss)                                          312       55,172          69       9,684
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                (22,960)     (18,918)     (8,731)     (6,269)
------------------------------------------------------------------------------------------
Net (loss) gain from continuing operations,
 pro forma                                 $  (76,091)   $(227,694)   $ 63,474    $ 68,006
==========================================================================================

Pro forma net (loss) gain from
   continuing operations
   per share - basic                        $  (.01)     $   (0.04)   $    .01    $    .01
==========================================================================================
Pro forma net (loss) gain from
   continuing operations
   per share - diluted                      $  (.01)     $   (0.04)   $    .01    $    .01
==========================================================================================

(4) The following summary presents the options granted, exercised, expired, and outstanding as of February 28, 2005:

                                                                      Weighted
                                                                      Average
                         Number of Options and Warrants               Exercise
                    Employee        Non-employee      Total           Price
                    --------        ------------      -----           -----

Outstanding
May 31, 2004        2,428,808        1,228,829        3,657,637         $2.17

Granted               155,000           14,000          169,000           .33
Exercised                  --               --               --            --
Expired               (72,000)      (1,048,000)      (1,120,000)         2.96
Cancelled                  --               --               --            --
                    ----------     ------------     ------------    ----------
Outstanding
February 28, 2005   2,511,808          194,829        2,706,637      $   1.80
                    ==========     ============     ============    ==========

(5) The information set forth in these condensed consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. Please see the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004 for more detailed footnotes.

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

(9) Aggregate market value exceeded cost of available-for-sale securities by approximately $5,562 at February 28, 2005.

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

                                                For the Nine Months Ended February 28, 2005
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $   (53,443)               -      $    (.01)
     Gain (loss) from discontinued
       operations ......................           6,600                -            .00
                                             ------------     ------------     ------------
                                             $   (46,843)       5,752,431      $    (.01)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders ..........................     $   (46,843)       5,752,431      $    (.01)
                                             ============     ============     ============

                                              For the Nine Months Ended February 29, 2004
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (263,948)               -      $    (.05)
     Gain (loss) from discontinued
        operations .....................          (4,359)               -           (.00)
                                             ------------     ------------     ------------
                                             $  (268,307)       5,726,993      $    (.05)
Diluted EPS -
     Loss attributable to common share -
      holders ..........................     $  (268,307)       5,726,993      $    (.05)
                                             ============     ============     ============

                                              For the Three Months Ended February 28, 2005
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Gain (loss) from continuing
       operations ......................     $    72,136                -      $     .01
     Gain (loss) from discontinued
        operations .....................               -                -            .00
                                             ------------     ------------     ------------
                                             $    72,136        5,752,431      $     .01
                                             ============     ============     ============
Diluted EPS -
     Weighted average number of
       common and common equivalent
       shares used for calculating
       diluted EPS .....................               -        5,752,431              -

      Weighted average number of
        dilutive common and common
        equivalent shares used for
        calculating diluted EPS ........              -          815,690                -
                                             ------------     ------------     ------------
      Gain attributable to common
        shareholders ...................     $    72,136        6,568,121      $     .01
                                             ============     ============     ============





                                              For the Three Months Ended February 29, 2004
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $    64,591                -      $     .01
     Gain (loss) from discontinued
        operations .....................          (1,415)               -           (.00)
                                             ------------     ------------     ------------
                                             $    63,176        5,258,475      $     .01
                                             ============     ============     ============
Diluted EPS -
     Weighted average number of
        common and common equivalent
        shares used for calculating
        Basic EPS ......................               -        5,258,475              -

      Weighted average number of dilutive
        Common and common equivalent
        shares Used for calculating
        diluted EPS ....................               -                -              -
                                             ------------     ------------     ------------

      Gain attributable to common
        shareholders ...................     $    63,176        5,258,475      $     .01
                                             ============     ============     ============

       The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

       As of February 28, 2005, there was a total of 815,690 potential dilutive shares of common stock outstanding.

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

(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                For the Nine Months Ended
                                                2/28/05         2/29/04
                                                --------        --------

         Revenues from sales to unaffiliated customers:

         United States                         $2,915,000      $3,229,000
         Asia                                     184,000         157,000
         Europe                                 2,065,000       2,063,000
         South America                            299,000         330,000
         Oceania                                  493,000         377,000
         Other                                    736,000         743,000
                                               ----------      ----------
                                               $6,692,000      $6,899,000
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

       On January 13, 2005 Lancer filed a Form 15-12g (Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934. Lancer's duty to file reports with the Securities and Exchange Commission has terminated or suspended according to Rule 12g-4(a)(1)(i) & (ii) and Rule 12h-3(b)(1)(i) & (ii). Lancer's stock is now traded on the pink sheets under the symbol LANZ.

(14) At February 28, 2005, Lancer has a $400,000 line of credit with Community National Bank (formerly Cuyamaca Bank). Borrowings are made at prime plus 2.0% (7.50% at February 28, 2005), and are limited to 80% of domestic accounts receivable less than 90 days old. The outstanding balance at February 28, 2005 was $195,415 and the unused portion available was approximately $144,585. Lancer requested that Community National Bank reserve $60,000 of its available Credit line as a guarantee of credit with a European supplier. Lancer was in compliance with its debt covenants at February 28, 2005.

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

       The Lancer line of credit expired January 8, 2005 and was renewed until October 15, 2005.

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

       On November 19, 2004, the Company entered into an Agreement entitled "Amendment of the Note, Loan and Modification Agreement". This amends the "Loan Modification, Forbearance and Security Agreement" and "Amended and Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan and Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extends the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under the amendment. There was $313,318 of outstanding principal and $104 interest payable under this note payable at February 28, 2005.

(15) During fiscal 2005, Biomerica granted 169,000 stock options to purchase shares of common stock at an exercise price of $0.33 to select employees and consultants of the Company. The options vest over four years, and have a term of five years. Management assigned a value of $3,500 to these options. These options were granted under the Company's existing 1995 and 1999 Stock Option and Restricted Stock Plan. During the quarter ended February 28, 2005 the Company has recognized an expense of $234 attributable to these options, with the remaining value of these options to be amortized over the options vesting period.

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

       During fiscal 2004, the Company issued 10,000 shares of its common stock as the result of the exercise of options granted in prior years. Proceeds to the Company were $2,000.

Subsidiary Sale of Stock

       During the year ended May 31, 2004, the Company recognized a reduction in its additional paid capital in the amount of $112,719 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock.

       During the quarter ended August 31, 2004, the Company recognized a reduction in its additional paid in capital in the amount of $4,100 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer issuing shares of common stock during the quarter.

       During the quarter ended November 30, 2004, the Company recognized a reduction in its additional paid in capital in the amount of $11,413 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer issuing shares of Common stock during the quarter.

       During the quarter ended February 28, 2005, the Company recognized a reduction in its additional paid in capital in the amount of $11,359 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer issuing shares of Common stock during the quarter.

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

       During fiscal 2004, the Board of Directors of Lancer approved a private offering of common stock, effective March 23, 2004 and ending April 12, 2004. The offering, to officers, board members, and key employees resulted in the sale of 450,000 new shares at $.60 per share with total proceeds received of $270,000. In addition, one warrant exercisable for each share purchased (450,000 warrants) was issued at $.85 per share. These warrants shall be exercisable until April 12, 2009.

       During fiscal 2005, the Board of Directors of Lancer approved the issuance of 6,972 shares of common stock to a consultant.

       During fiscal 2005, the Board of Directors of Lancer granted 27,500 stock options to purchase shares of Lancer's common stock at an exercise price of $.75 to certain employees of Lancer for services rendered. The options vest over four years and have a term of ten years. Management assigned a value of $0 to the options.

       During fiscal 2005, the Board of Directors of Lancer approved the issuance of 62,500 shares of its restricted common stock valued at $37,500 to its Chief Executive Officer for services rendered during the current fiscal year. An additional 20,000 shares have been accrued as common stock subscribed. During fiscal 2005 14,584 shares have been accrued for the Chairman as common stock subscribed.

       During fiscal 2005, the Board of Directors of Lancer granted 100,000 stock options to purchase shares of Lancer's common stock at an exercise price of $.70 to Lancer's President, Dan Castner. The options expire February 1, 2010 and vest 4,167 shares on the first day of each calendar month he is employed by Lancer, commencing March 1, 2005. Management assigned a value of $0 to the options.

       During fiscal 2005, an employee at Lancer exercised a stock option for 4,500 shares at the purchase price of $.26 per share. Proceeds to Lancer were $1,170.

(16) Reportable business segments for the nine months and quarter ended February 28, 2005 and February 29, 2004 are as follows:

                                            Nine Months Ended             Three Months Ended
                                        February 28,   February 29,    February 28,  February 29,
                                            2005          2004            2005          2004
    ---------------------------------------------------------------------------------------------
    Domestic sales:
       Orthodontic products               $2,245,000    $2,351,000      $  682,000    $  833,000
    =============================================================================================
    Medical diagnostic products           $  670,000    $  878,000      $  271,000    $  228,000
    =============================================================================================

    Foreign sales:
        Orthodontic products              $2,117,000    $2,172,000      $  789,000    $  806,000
    =============================================================================================

    Medical diagnostic products           $1,660,000    $1,498,000      $  603,000    $  598,000
    =============================================================================================


                                               Nine Months Ended             Three Months Ended
                                        February 28,   February 29,    February 28,  February 29,
                                            2005          2004            2005          2004
    ---------------------------------------------------------------------------------------------
    Net sales:
        Orthodontic products              $4,362,000    $4,523,000      $1,471,000    $1,639,000
        Medical diagnostic products        2,330,000     2,376,000         874,000       826,000
    ---------------------------------------------------------------------------------------------

    Total                                 $6,692,000    $6,899,000      $2,345,000    $2,465,000
    =============================================================================================

    Operating (loss) income:
       Orthodontic products               $ (198,000)   $  (92,000)     $  (37,000)   $   56,000
       Medical diagnostic products            28,000      (250,000)         97,000        42,000
    ---------------------------------------------------------------------------------------------

    Total                                 $ (170,000)   $ (342,000)     $   60,000    $  (98,000)
    =============================================================================================





    Operating gain (loss) from discontinued
      Segment: ReadyScript                $    6,600    $   (4,359)     $        0    $   (1,415)
    ---------------------------------------------------------------------------------------------

    Total                                 $    6,600    $   (4,359)     $        0    $   (1,415)
    =============================================================================================
     Depreciation and amortization
     expense:
      Orthodontic products                $   70,000    $   48,000      $   20,000    $   22,000
      Medical diagnostic products             51,000        44,000          16,000        11,000
   ----------------------------------------------------------------------------------------------

    Total                                 $  121,000    $   92,000      $   36,000    $   33,000
   ==============================================================================================

    Domestic long-lived assets:
    Orthodontic products                  $  555,000    $  387,000
    Medical diagnostic products              118,000       134,000
                    ---------------------------------------------------

    Total                                 $  673,000    $  521,000
                    ===================================================

    Foreign long-lived assets:
     Orthodontic products                 $  102,000    $  121,000
     Medical diagnostic products              15,000        17,000
                    ---------------------------------------------------

    Total                                 $  117,000    $  659,000
                    ===================================================

    Total assets:
     Orthodontic products                 $4,208,000    $3,837,000
     Medical diagnostic products           1,632,000     1,704,000
-----------------------------------------------------------------------

    Total                                 $5,840,000    $5,541,000
=======================================================================

Capital expenditures:
  Orthodontic products                    $  149,000   $  297,000
  Medical diagnostic products                 29,000       18,000
                    ---------------------------------------------------

    Total                                 $  178,000   $  315,000
                    ===================================================

       The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended and nine months ended February 28, 2005 and February 29, 2004.

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

       On November 29, 2004, the Board of Directors of Lancer approved a new employment agreement and the promotion of Mr. Castner to President. The agreement is for a term of two years. Mr. Castner's salary shall be $155,000 for the first year with a possible merit increase after the first year. Mr. Castner shall also receive a stock option for 100,000 shares at fair market value at the time of grant to be granted no later than May 31, 2005. These options were granted in February at an exercise price of $.70 per share. The agreement was filed as an exhibit to a Form 8-K filed by Lancer November 30, 2004.

(18) On November 19, 2004 the Board of Directors at Lancer resolved that effective January 1, 2005 , the compensation for Lancer's Chairman shall be reduced to $30,000 per year. The Directors also resolved that effective December 1, 2004, Lancer's Chief Executive Officer's compensation is to be reduced from 31,250 shares of common stock per quarter to 20,000 shares per quarter.

       On January 20, 2005 the Board of Directors at Lancer resolved that the compensation for Lancer's Chairman will be reduced to stock only of 12,000 shares of common stock per quarter.

(19) In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; and service fees of approximately $2,900 per month and a lease of $2,000 per month.

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

       As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 28, 2005. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 28, 2005."

(21) The Chief Executive Officer and Chief Financial Officer of Biomerica are currently deferring part of their cash wages. Their wages are being recorded as an administrative expense, with deferred amounts being recorded as part of accrued compensation on the balance sheet. The balance due them as of February 28, 2005 was $264,284.

       On January 20, 2005 the Board of Directors at Biomerica resolved that an additional $30,000 of the total compensation for the Company's Chief Executive Officer will be accrued by Biomerica, rather than by the Lancer subsidiary, since he is now spending more of his time at Biomerica.

(22) Included in accounts payable at February 28, 2005 is $117,153 due for rental of the Company's facilities according to the terms of the lease. All of this amount is past due and the Company is in default of the lease.

(23) The lease for the Company's facilities expires October 31, 2005. The Company's management has requested an extension of that lease and is waiting for a response from the landlords regarding that request. There is no assurance that the management will be able to obtain an extended lease.

(24) On December 7, 2004 the Company entered into an agreement with an investment banking company to raise financing of between one million and two million dollars in the form of debt on a best effort basis. There can be no assurance that the Company will be successful in raising such funds.

(25)   CRITICAL ACCOUNTING POLICIES

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

       In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At February 28, 2005, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

       In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership.

       We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for Disclosure purposes. Under SFAS No. 123, we measure compensation for our stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. We provide pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

       The Company has yet to determine the effect SFAS No. 123R may have in its financial statements, if any. The revised SFAS 123R eliminates the alternative to use Opinion 25's intrinsic value method of accounting, and instead, requires entities to recognize the costs of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The revised SFAS 123R also requires that public entities measure liabilities incurred to employees in share-based payment transactions at fair value and estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is to be measured by comparing the fair values before and after the modification.

(26)   Risks and Uncertainties

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

(27)   Subsequent Events

       On March 16, 2005 management of Lancer Orthodontics signed a strategic marketing, sales and manufacturing agreement with Lingualcare, Inc. The terms of the agreement provide for Lancer to manufacture Lingualcare's products in Lancer's Mexicali facilities, and for Lancer to assist in introducing, marketing and promoting Lingualcare's orthodontic products. Lancer shall be paid for the manufacturing of the products, and shall further receive shares of Lingualcare's common stock and warrants to purchase additional shares of common stock. The vesting of the Shares and Warrants shall be based on certain milestones to be achieved over a three to four year period. This agreement will require Lancer to invest in new manufacturing equipment and upgrade its facility, and invest into sales and marketing expenditures. Lancer's board anticipates that Lancer will raise the capital necessary for this venture through the sale of restricted common shares of Lancer's stock through a private placement. The private placement is expected to occur in the fiscal fourth quarter of 2005. This private placement will result in the further dilution of Biomerica's ownership in Lancer and could result in Biomerica's controlling ownership (through direct shares owned combined with shares owned by Biomerica's board members) in Lancer to fall below 50%. At this point Lancer's financials would no longer be consolidated with those of Biomerica.

       On April 5, 2005, the Board of Directors of Lancer granted stock options for 67,500 shares of Lancer common stock to two employees and three directors. The exercise price of the options are $.75 per share. The options vest over four years and are exercisable one quarter immediately, and one quarter per year thereafter.

       On April 5, 2005, the Board of Directors of Lancer voted to add Lea Nesbit, Chief Executive Officer of Lingualcare, as a member of the board of directors, effective immediately.



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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $6,691,509 for the nine months ended February 29, 2004 as compared to $6,899,088 for the same period in the prior fiscal year. This represents a decrease of $207,579 or 3.0% for the nine-month period. Of this decrease $160,329 was attributable to a decrease in sales at Lancer. Consolidated net sales for the quarter then ended were $2,344,536 as compared to $2,464,873 for the same period in the previous year. This represents a decrease of $120,337, or 4.9%. Of this quarterly decrease $167,422 was attributable to sales at Lancer. Biomerica had an increase by $47,085 due to sales to new distributors. The nine-month decrease in sales at Lancer was primarily attributable to decreased domestic sales. Increases in sales at Biomerica were a result of sales of new products and an increase in foreign sales.

Cost of sales as a percentage of sales decreased for the nine months from 69.3% to 66.7% and increased from 66.5% to 66.7% for the quarter. Lancer's cost of sales as a percentage of sales decreased from 71.3% to 70.8% for the nine months and for the quarter increased from 70.1% to 71.2%. The Lancer percentage decrease in cost of goods sold for the nine months was attributable to an increase in the domestic sales prices. Lancer had increased cost of goods sold for the quarter due to production and promotion expenses, which was offset by domestic price increases. Biomerica's cost of sales as a percentage of sales decreased for the nine months from 65.6% to 60.0%. For the quarter Biomerica's cost of sales remained constant at 60.2% to 60.2%. For the nine months the decrease was primarily due to higher costs in the prior year during the transfer of manufacturing to Mexico.

Selling, general and administrative costs decreased by $54,647, or 2.4% for the nine months and increased by $4,210, or .6% for the quarter. Lancer had increased selling, general and administrative costs of $96,157 for the nine months and $32,330 for the quarter due to the expense of stock compensation for officers and labor, brochures and samples in the selling and marketing departments. Biomerica's expenses for the nine months decreased by $150,804 and for the three months decreased by $28,120. Biomerica's expenses decreased for the nine months due to lower commissions, wages, rent, accounting and trade show expenses.

Research and development decreased by $3,307, or 1.6% for the nine months and decreased by $4,061 for the three months. Lancer had a decrease in research and development costs of $14,482 and decreased costs of $5,498 for the nine and three months, respectively due to a decrease in labor costs charged to research and development. Biomerica had increased research and development costs of $11,175 for the nine months and of $1,437 for the three months due to higher wages and materials.

For the nine months ended February 28, 2005, other income (expense) of $19,501 was realized as compared to $54,514 in the prior year. In the prior year Lancer had higher other income due to bad debt recovery.. In this fiscal year Biomerica realized proceeds from the sale of marketable securities. For the three months, other income (expense) was ($3,472) as compared to $21,256. The decrease was primarily due to the sale of securities by Biomerica in the prior fiscal year.

Interest expense increased by $4,572 (19.0%) for the nine months compared to the previous year and increased by $2,369 (27.1%) for the quarter. The increase was primarily due to higher borrowings on the line of credit at Lancer.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2005, the Company had cash and available-for-sale securities in the amount of $234,262 and working capital of $2,511,817. Cash and working capital totaling $203,408 and $2,631,992, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

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

The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing. The Company is currently in negotiations to obtain a line of credit for product acquisition financing, however, this line of credit would not be available for general operations. Although the Company's management recognizes the imminent need to secure additional financing there can be no assurance that the Company will be successful in consummating any such transaction or, if the Company does consummate such transaction, that the terms and conditions of such financing will not be unfavorable to the Company.

Our independent certified public accountants have concluded that these factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their audit report on the Company's annual consolidated financial statements as of and for the year ended May 31, 2004, in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations.

Biomerica entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all of the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. There was $313,318 of outstanding principal and $104 interest payable under this note payable at February 28, 2005. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement". This amends the "Loan Modification, Forbearance and Security Agreement" and "Amended and Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan and Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extends the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under the Amendment.

During the nine months ended February 28, 2005 and February 29, 2004, the Company's net cash and cash equivalents decreased by $131,328 and $346,244, respectively. Cash provided by financing activities was $205,473, which resulted from borrowings on the Lancer line of credit of $195,415, proceeds from an exercise of stock options at Lancer, and proceeds of $8,888 from the sale of marketable securities at Biomerica.

At February 28, 2005, Lancer has a $400,000 line of credit with Community National Bank (formerly Cuyamaca Bank). Borrowings are made at prime plus 2.0% (7.50% at February 28, 2005), and are limited to 80% of domestic accounts receivable less than 90 days old. The outstanding balance at February 28, 2005 was $195,415 and the unused portion available was approximately $144,585. Lancer requested that Community National Bank reserve $60,000 of its available Credit line as a guarantee of credit with a European supplier.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of $2,700,000 and a zero balance be maintained for 30 consecutive days during the term. Lancer is not required to maintain compensating balances in connection with this lending agreement. Proceeds from this line cannot be used to support the operations of Biomerica. Lancer was in compliance with its debt covenants at February 28, 2005.

The Lancer line of credit expired January 8, 2005 and was renewed until October 15, 2005.

During the nine months ended February 28, 2005, the Company's operating activities used cash of $135,688 and $147,171 for the periods ended February 28, 2005 and February 29, 2004. Included in this was depreciation and amortization of $120,747, and $95,075. Depreciation and amortization increased over the prior year due to the recent purchases of equipment, in particular at Lancer where they are purchasing equipment for manufacture of new products. The minority interest in the losses at Lancer was $127,270 as compared to $48,069 in the prior year. Lancer had increased losses this fiscal year. Common stock, warrants and options issued for services rendered decreased from $55,172 to $10,400 due to less compensation being paid in the form of equity at Biomerica. Common stock, warrants and options issued for services rendered at Lancer was $58,250 for the first nine months of fiscal 2005. Provisions for losses on accounts receivable decreased for the nine months ended February 28, 2005, due to the write-off of certain bad debts at Biomerica. Gross accounts receivable have increased by $181,100 for the first nine months of fiscal 2005. Of this, $94,965 was attributable to the timing of accounts receivable collections at Lancer. The balance of $86,135 is attributable to increased sales, and therefore higher receivables, at Biomerica. Inventories increased for the nine months ended February 28, 2005 by $162,643. Of this, $104,336 was due to increases at Lancer due to lower sales. Prepaid expenses decreased for the nine months ended February 28, 2005 by $58,622. Lancer had decreased prepaids of $59,271 and Biomerica had increased prepaids of $649. The movement in prepaid expenses was primarily due to prepaid inventory orders at both Lancer in the prior year. Accounts payable increased by $126,772 for first nine months of fiscal 2005. Of this $35,680 was attributable to Lancer and $91,092 to Biomerica. Lancer's accounts payable increased due to inventory shipments that were received at the end of the quarter ended February 28, 2005 and Biomerica's increased due to the purchase of inventory due to higher sales. Accrued compensation increased by $82,709 for the nine months ended February 28, 2005 due to the accrual of wages at Biomerica for the CEO and CFO.

Cash provided by financing activities was $263,723, which resulted from borrowings on the Lancer line of credit of $195,415, the sale of marketable securities of $8,888 at Biomerica, shares issued by Lancer for wages of $58,250 (Lancer is paying its part-time CEO and Chairman in the form of restricted common stock) and the exercise of stock options at Lancer of $1,170.

Lancer has been investing in equipment to manufacture new products. Of the $177,950 of purchases of property and equipment for the period ended February 28, 2005, $149,263 relates to Lancer. Lancer has used the new equipment to build inventory in anticipation of higher sales. The inventory at Lancer has increased by $104,336 for the nine months ended February 28, 2005. Lancer has had to draw on its line of credit due to these expenses.

The Chief Executive Officer and Chief Financial Officer of Biomerica are currently deferring part of their salaries. Their salaries are being recorded as an administrative expense. All deferred salaries are being recorded as part of the accrued compensation on the balance sheet.

Pursuant to a decision by the Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market, effective June 20, 2002, for failure to comply with the net tangible assets or shareholders' equity requirements as set forth in Marketplace Rule 4310(c)(2)(B). The Company's securities were immediately eligible to trade on the OTC Bulletin Board and are traded under the symbol BMRA.OB.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica. Like other businesses, Biomerica is susceptible to macroeconomic downturns in the United States or abroad, that may affect the general economic climate and performance of Biomerica or its' customers. Aside from general macroeconomic downturns, additional material factors that could affect future financial results include, but are not limited to: terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. Border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operation as a whole; failure to manage the future expansion of our business could have an adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, most of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All of these factors make it difficult to predict operating results for any particular period.

Item 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 28, 2005, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended February 28, 2005, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  April 14, 2005

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------------
                                             Zackary S. Irani
                                             Chief Executive Officer