Form 10KSB
period 2005-05-31
BIOMERICA INC
filed 2005-09-13
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

                                 ---------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2005            COMMISSION FILE NUMBER: 0-8765
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

    YES [X]   NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [X}

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ]    No [X]

State issuer's revenues for its most recent fiscal year:  $9,273,980.

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer (based upon 4,754,160 shares held by non-affiliates and the closing price of $0.52 per share for Common Stock in the over-the-counter market as of July 29, 2005): $2,472,163.

Number of shares of the issuer's common stock, par value $0.08, outstanding as of August 27, 2005: 5,753,931.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format          YES [ ]   NO [X]

                                     PART I*

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

BUSINESS OVERVIEW

THE COMPANY

     Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. During fiscal 2005 and 2004 we had one operational subsidiary, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontics products.

     Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Lancer is engaged in the design, manufacture and distribution of orthodontic products. As of May 31, 2005, Biomerica's direct ownership percentage of Lancer was 23.41% and its direct and indirect (via agreements with certain shareholders/directors) voting control over Lancer was greater than 50%. As a result of Biomerica's control and ownership, our financial statements are consolidated with those of Lancer. During the fiscal year ending May 31, 2005, Biomerica was a party to certain informal agreements with certain of Lancer's officers and directors, pursuant to which they agreed to vote in the same manner as Biomerica (and its directors holding shares of Lancer's common stock) on matters requiring the approval of Lancer's stockholders. Biomerica's percentage of direct ownership in Lancer has continued to decrease due to Lance's issuance of additional shares of its common stock. Lancer's private placement of common stock subsequent to May 31, 2005 (see Note 13) further decreased Biomerica's percentage of direct ownership. As of the date of this Annual Report, Biomerica's management has not made any determination whether, commencing with its current fiscal year ending May 31, 2006, and as a result of Lancer's most recent equity private placement (or of any subsequent issuances of Lancer's common stock), Biomerica will continue to consolidate Lancer's financial statements.

     The Company adopted a formal plan in April 2001 to discontinue operations of its ReadyScript subsidiary. Certain assets were written off during the closure and subsequently were recorded as losses in the consolidated financial statements. During the fiscal years ended May 31, 2005 and 2004, certain liabilities were forgiven and thus ReadyScript recorded a profit for the years then ended. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

OUR MEDICAL DEVICE BUSINESS

     Our existing medical device business is conducted through two companies:
(1) Biomerica, Inc., engaged in the human diagnostic products market and (2) Lancer Orthodontics, Inc., engaged in the orthodontic products market.

BIOMERICA - DIAGNOSTIC PRODUCTS

     Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company's medical diagnostic products are sold worldwide in three markets: 1) clinical laboratories, 2) physicians offices and 3) over-the-counter (drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

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

     A large part of Biomerica's manufacturing operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Newport Beach, California where it houses administration, research and development, sales and marketing, and customer services.

     Biomerica has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2005.

LANCER ORTHODONTICS, INC. -- ORTHODONTIC PRODUCTS

     Lancer is engaged in developing, manufacturing, and selling orthodontic products. Its products are sold worldwide through a direct sales force and distributors. Lancer conducts its operations at two facilities, one of which is located at 253 Pawnee Street, San Marcos, California 92069-2347 and the other in Mexicali, Mexico.

     Lancer's product line includes preformed bands, direct bonding brackets, buccal tubes, arch wires, lingual attachments and related accessories which are used by orthodontics and dentists in treating their patients. The foregoing are assembled to standard prescriptions or the specifications of private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases and preformed arches.

     Most of Lancer's manufacturing and shipping operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Lancer maintains its headquarters in San Marcos, California where it houses administration, engineering, sales and marketing, and customer services.

     Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2005.

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

LIQUIDITY AND GOING CONCERN

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequent to fiscal year end May 31, 2005, has been extended until September 1, 2006 at the same terms. Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made.

     Biomerica has suffered substantial recurring losses from operations over the last couple of years. Biomerica has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 . ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2005 and 2004, certain liabilities were forgiven and thus income from discontinued operations for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

     In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from current operations, coupled with the Lancer line of credit (to be utilized only by Lancer), the private placement at Lancer in July 2005 and equipment financing at Lancer are sufficient to enable the Company and the Lancer subsidiary to fund operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing.

     Our independent registered public accounting firm has concluded that there is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


PRODUCTION

     Most of our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California and in Mexicali, Mexico. During fiscal 2003, the diagnostics division established a manufacturing facility in Mexicali, Mexico, in a building that we share with Lancer Orthodontics. We have moved a significant portion of our diagnostic manufacturing to that facility. We subcontract with Lancer to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations.

     All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control unit that monitors and evaluates product quality and output. At times we engage the services of a qualified external quality assurance consultant who monitors procedures and provides guidance in conforming to the Good Manufacturing Practices regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for raw materials procurement and we do not believe that material availability in the foreseeable future will be a problem.

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

     Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2005, this obligation was approximately $415,000. Such obligation is contingent in nature and accordingly has not been accrued in either company's financial statements.

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

     Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2005 and 2004 aggregated $274,288 and $273,981, respectively. Lancer is also engaged in, and intends to continue development programs directed toward expanding and improving its orthodontics products and production techniques. Of the above expenses approximately $96,000 and $116,000 for fiscal 2005 and 2004, respectively, are for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION

     Biomerica has approximately 450 current customers for its diagnostic business, of which approximately 100 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

     We rely on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market our diagnostic products. We target three main markets: (a) clinical laboratories, (b) physicians' offices, and (c) over-the-counter drug stores. Separate marketing plans are utilized in targeting each of the three markets.

     Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its fiscal year, Lancer had 9 (7 telesales) sales representatives in the United States and Mexico, all of whom are employees of Lancer. We believe that all Lancer products sold in the U.S. comply with FDA regulations.

     In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Central America, South America, Europe, Canada and Australia. The distributors complement the international marketing department, which was established in 1982 and currently employs 3 people in the United States and 4 in Mexico.

     On a consolidated basis no customer accounted for 10% or more of the consolidated sales in the fiscal years ended May 31, 2005 and 2004. No customer accounted for 10% or more of Lancer Orthodontics' sales for the fiscal year ended May 31, 2005 and 2004. On an unconsolidated basis Biomerica has two customers which account for greater than 10% of its sales for the years ended May 31, 2005 and one customer which accounted for greater than 10% of its sales for the year ended May 31, 2004.

BACKLOG

     At May 31, 2005 and 2004 Biomerica had a backlog of approximately $203,000 and $92,000 respectively. As of May 31, 2005 and 2004, Lancer had a backlog of approximately $86,000 and $124,000, respectively. The change in Biomerica's backlog is primarily attributable to a large order from a new customer that required some lead time to fill the order. Neither Biomerica nor Lancer's businesses are subject to significant seasonal fluctuations.

RAW MATERIALS

     The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. No company accounted for more than 10% of purchases for the years ended May 31, 2005 and 2004.

     We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Due to a limited shelf life on some products such as the RIA kits, finished kits are prepared as required for immediate delivery of pending and anticipated orders. Sales orders are normally processed on the day of receipt.

     The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2005 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

COMPETITION

     Immunodiagnostic products are currently produced by more than 100 companies. Biomerica is not a significant factor in the market.

     Our competitors vary greatly in size. Many are divisions or subsidiaries of well-established medical and pharmaceutical concerns which are much larger than Biomerica and expend substantially greater amounts than we do for research and development, manufacturing, advertising and marketing.

     The primary competitive factors affecting the sale of diagnostic products are uniqueness, quality of product performance, price, service and marketing. We believe we compete primarily on the basis of the uniqueness of our products, the quality of our products, the speed of our test results, our patent position, our favorable pricing and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but to date have had limited marketing capability. We are working on expanding this capability through marketing and strategic cooperations with larger companies and distributors.

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

Class I - Fortel(TM) Ovulation test, EZ-LH(TM) Rapid Ovulation test, Strep A Rapid Test

Class II - GAP(tm) IgG H. Pylori ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG(tm) Rapid Pregnancy test (professional and dipstick), EZ Detect(tm) Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware(tm) Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, PTH (intact) IRMA kit, GAP(tm) IgA H. Pylori ELISA kit, C-Peptide ELISA kit.

Class III - GAP(tm) IgM H. Pylori ELISA kit, Isletest(tm) GAD ELISA kit, Isletest(tm) ICA ELISA kit, Isletest(tm) IAA ELISA kit, Allerquant(tm) IgG Food Allergy ELISA kit, Allerquant(tm) Med90G, Allerquant(tm) 14 Foods, Custom Food Allergy Kit, Candiquant(tm) IgG ELISA kit, Candiquant(tm) IgM ELISA kit, Candiquant(tm) IgA ELISA kit, Free Alpha Subunit RIA kit, EZ-HP OTC, EZ PSA (Professional and OTC).

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

     Pursuant to FDA requirement, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. This registration expires on December 31, 2006. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the Quality System Requirements, which, requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and the Medical Device Reporting (MDR) regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

     In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2006. This registration expires on December 31, 2006. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2008), and one permit from the USDA, expiring on August 25, 2007. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

     The following products are FDA-cleared and may be sold to clinical laboratories, physician laboratories and/or retail outlets in the United States as well as internationally:

Anti-thyroglobulin ELISA kit
Anti-TPO ELISA Kit
GAP IgG H. Pylori ELISA Kit
PTH(Intact) ELISA Kit
Calcitonin ELISA Kit
Erythropoietin ELISA Kit
ACTH ELISA Kit
Myoglobin ELISA
Troponin I ELISA
HS-CRP ELISA
Midstream Pregnancy Test
EZ-HCG Rapid Pregnancy Test
EZ-LH(tm) Rapid Ovulation Test
EZ Detect(tm) Fecal Occult Blood Test (Physician's package, OTC package) Strep A Rapid Test
AWARE(tm) Breast Self-Examination Kit
Drugs-of-Abuse Rapid Tests
C-Peptide ELISA KIT

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

     Biomerica is licensed to design, develop, manufacture and distribute IN VITRO diagnostic and medical devices and is subject to the Code of Federal Regulations, Section 21, parts 800 - 1299. The FDA is the governing body that assesses and issues Biomerica's license to assure that it complies with these regulations. Biomerica is currently licensed, and its last assessment was in April 2002. Biomerica is also registered and licensed with the State of California's Department of Health Services. The Company believes that all Biomerica products sold in the U.S. comply with the FDA regulations.

     Biomerica's Quality Management System is in compliance with the International Standards Organization (ISO) EN ISO 13485:2000. EN ISO 13485:2000 is an internationally recognized standard in which companies establish their methods of operation and commitment to quality.

     Effective December 2003, fifteen major European countries require a CE (European Community) certification to sell products within their countries. The European Community Directive 98/79/EC is the IN VITRO Device Directive (IVDD), which regulates the import and sale of IN VITRO devices in the countries that comprise the European Community. In order for Biomerica's products to be sold within the European Community with the CE Mark, a Notified Body (TUV Rheinland) assessed Biomerica's compliance to the IVDD in October of 2003, and the Company was issued approval according to Annex IV, Article 3 of the IVDD in December 2003. Biomerica completed the translation of all direction inserts into the native languages of each of the countries in Europe where products are distributed. The Company is required to pass an annual audit in order to maintain the license. We are required to comply with new regulations as they are introduced. Should the Company fail to maintain required licenses, sales could be adversely affected.

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

     EN 46002 is the international standard applicable to the Medical Device Directive (MDD) for the European Community. Strict standards and clauses within the MDD are required to be implemented to sell within the European Community. In order for Lancer's medical devices to be sold within the European Community with the CE Mark, Lancer must fully comply with the EN 46002 requirements. Lancer has also constructed a technical file that gives all certifications and risk assessments for Lancer's products as a medical device (the "Product Technical Files").

     With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community. Compliance with and certification to both ISO 9000:2000 and ISO 13485 was implemented in December 2003. Lancer is also required to pass an annual audit in order to maintain its license.

SEASONALITY OF BUSINESS

     The businesses of the Company and its subsidiaries have not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

     Most of Biomerica's property and equipment are located within southern California. The Company currently has a minor amount of property and equipment located in Mexico. Lancer has a greater number of property and equipment located there due to their larger manufacturing volume in Mexico at this time. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica and its consolidated subsidiaries:

                                         Year Ended May 31,
                                         ------------------
                                    2005                  2004
                                    ----                  ----
        U.S. Customers        $3,874,000/41.8%      $4,279,000/46.7%
        Asia                     256,000/2.8%          207,000/2.3%
        Europe                 3,075,000/33.1%       2,711,000/29.6%
        Middle East              370,000/4.0%          311,000/3.4%
        Oceania                  678,000/7.3%          518,000/5.6%
        S. America               423,000/4.6%          428,000/4.7%
        Other foreign            598,000/6.4%          715,000/7.7%
                                  ---------           ------------
        Total Revenues        $9,274,000/100%       $9,169,000/100%

     We recognize that our foreign sales could be subject to some special or unusual risks, which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations, terrorism and import restrictions all could impact sales within certain foreign countries. Foreign countries have licensing requirements applicable to the sale of diagnostic products, which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States. We cannot predict the impact that conversion to the Euro in the European countries may have on Biomerica or Lancer, if any.

     Foreign diagnostic sales at Biomerica are made primarily through a network of approximately 100 independent distributors in approximately 60 countries.

     In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Central America, South America, Europe, Canada and Australia. The distributors complement the international marketing department, which was established in 1982 and currently employs 3 people in the United States and 4 in Mexico.

INTELLECTUAL PROPERTY

     We regard the protection of our copyrights, service marks, trademarks and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with most of our fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our product brands is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

BRANDS, TRADEMARKS, PATENTS

     We registered the tradenames "Fortel," "Isletest," "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect, "Candiquant," "Candigen," "EZ-H.P." and "EZ-PSA." A trademark for "Aware" was issued and assigned in January, 2002. Biomerica holds patents on its diagnostic test for Islet Cell Autoantibodies and has co-patent rights to the EZ-Dectect Fecal Occult Blood Test (FOBT). In addition, Biomerica holds the following patents: Immunotherapy agents for treatment of IgE mediated allergies, U.S. Patent #5,116,612 issued May 6, 1992; Liposome containing immunotherapy agents for treatment if IgE mediated allergies, U.S. Patent #5,049,390, issued September 17, 1991; Immunotherapy agents for treatment of IgE mediated allergies, U.S. Patent #4,946,945, issued August 7, 1990; and Allergen-thymic hormone conjugates for treatment of IgE mediated allergies, U.S. Patent #5,275,814, issued January 4, 1994. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

     The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. In addition, there can be no assurance that Biomerica is not violating any third party patents.

EMPLOYEES

     As of July 29, 2005, the Company and its subsidiaries employed 62 employees of whom 5 are part-time employees in the United States. Of the 62 employees, 36 are employees of Lancer and 26 are Biomerica employees. The following is a breakdown between departments:

                              2005              2004
                              ----              ----

Administrative                 9                  9
Marketing & sales             19                 16
Research & development         3                  3
Production and operations     31                 29
                              --                 --
Total                         62                 57

     In addition, Lancer, through its Mexican subsidiary, employs approximately 97 people. Biomerica contracts with 21 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     Biomerica leases its primary facility under a non-cancelable operating lease expiring October 31, 2005, which had an initial monthly lease rate of $15,000. The Company has requested a six-month lease extension with an additional six-month option and is waiting for approval of such from the landlord. Management is in the process of investigating alternative facilities that could be leased in the event that the lease is not extended beyond October 2005. The facilities are owned and operated by four of the Company's shareholders, one of whom is an officer and director. During fiscal 2004 and 2005 the Company consolidated some of its operations and the landlords agreed to take back the space no longer needed by the Company and to reduce the rent accordingly. The landlords also agreed not to institute the 3% increase as required in the lease. The current monthly rent is $12,364. Management believes there would be no significant difference in the terms of the leases if they were with a third party. Total gross rent expense for this facility was approximately $148,000 and $150,000 during the years ended May 31, 2005 and 2004, respectively.

     The facilities are leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of our Company, is a partner in JSJ Management. Mrs. Ilse Sultanian and the other partners of JSJ Management, Susan Irani and Jennifer Irani, are also shareholders of the Company.

     At May 31, 2005, future aggregate minimum lease payments for the facilities for Biomerica are as follows:

                               Year ending May 31
                               -------------------

                               2006      $ 61,820

     Biomerica has subleased a portion of its facility under a non-cancelable operating lease, which expired May 16, 2003 and is currently month-to-month. The Company recorded base rental income of $28,104 and $18,020 during the years ended May 31, 2005 and 2004, respectively.

     Lancer leases its primary facility under a non-cancelable operating lease expiring April 30, 2009, as extended, which requires monthly rentals that increase annually, from $6,688 per month in 2004 to $7,527 per month in 2009. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $21,065 at May 31, 2005, and is included in accounts payable in the accompanying consolidated balance sheet. Total rental expense for this facility for each of the years ended May 31, 2005 and 2004 was approximately $81,000 and $75,000, respectively.

     Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico is providing subcontracted manufacturing services to Biomerica, Inc., using a portion of the additional square footage. The lease requires monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease expense will be borne by Lancer. Total rent expense for this facility for the year ended May 31, 2005 and 2004, was approximately $105,000 and $103,000, respectively.

     The Lancer Orthodontics de Mexico lease also required an additional refundable security deposit of $26,550. Lancer Orthodontics, Inc., paid half and Biomerica, Inc. the other half. This is in addition to the $31,146 refundable security deposit paid in fiscal year 2002. At May 31, 2005 other assets on the balance sheet include approximately $44,000 of security deposit paid by Lancer on the Mexico location.

     Future aggregate minimum annual cash lease payments for Lancer are as follows:

                               Years ending May 31
                               -------------------

                               2006      $ 233,000
                               2007        238,000
                               2008        239,000
                               2009        200,000
                                         ---------
                               Total     $ 910,000

     A sub-lease agreement for approximately 459 square feet of Lancer's main facility as entered into in April 2003, effective through November 2003, and extended in December 2003 through November 2004. The subleased area was used for a machine shop and required monthly payments of $344. Rental income for the sub-leased space for the years ended May 31, 2005 and 2004 were $2,583 and $4,128 respectively.

     As of May 31, 2005, we believe that our facilities and equipment are in suitable condition and are adequate to satisfy the current requirements of our Company and our subsidiaries, except for anticipated manufacturing equipment needs at Lancer. Subsequent to year-end Lancer has obtained financing in order to purchase additional equipment needed for manufacturing.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's obligations and commitments as of May 31, 2005:

                             Payments Due by Period

Contractual Cash                       Less than
Obligations               Total          1 year        1-3 years       5 years
----------------          -----          ------        ---------       -------
Shareholder debt       $  301,087      $301,087
Operating Leases        1,023,227       314,741         705,061         $3,425
Employment agreement
  at Lancer               232,500        77,500         155,000

Total                  $1,556,814      $693,328        $860,061         $3,425


     Pursuant to the terms of an employment agreement between Lancer and Dan Castner, the then Vice President of Sales and Marketing for Lancer, dated May 20, 2003, Lancer agreed to pay Mr. Castner an annual base salary of $135,000. After June 1, 2004, the contract was automatically extended on a month-to-month basis requiring fourteen days notice of intention to terminate by either party.

     In addition, on June 2, 2003 Lancer granted Mr. Castner stock options to purchase an aggregate of 120,000 shares of Lancer common stock at an exercise price of $0.43 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of grant; (ii) 25% vesting on the second anniversary of the date of the grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should Lancer be purchased by an unaffiliated third party, the options shall vest 100%.

     On November 29, 2004, the Board of Directors of Lancer approved a new employment agreement and the promotion of Mr. Castner to President. The agreement is for a term of two years. Mr. Castner's salary shall be $155,000 for the first year with a possible merit increase after the first year. The agreement also called for the grant of a stock option for 100,000 shares at fair market value at the time of grant, to be granted no later than May 31, 2005. These options were granted in February 2005 at an exercise price of $.70 per share. The agreement was filed as an exhibit to a Form 8-K filed by Lancer November 30, 2004.

     On March 16, 2005 management of Lancer Orthodontics signed a strategic marketing, sales and manufacturing agreement with Lingualcare, Inc. The terms of the agreement provide for Lancer to manufacture Lingualcare's products in Lancer's Mexicali facilities, and for Lancer to assist in introducing, marketing and promoting Lingualcare's orthodontic products. Lancer shall be paid for the manufacturing of the products, and shall further receive shares of Lingualcare's common stock and warrants to purchase additional shares of common stock. The vesting of the Shares and Warrants shall be based on certain milestones to be achieved over a three to four year period. This agreement has required Lancer to invest in new manufacturing equipment and upgrade its facility, and invest in sales and marketing expenditures.

     Biomerica and Lancer have various small leases for office equipment.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Inapplicable.

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

                                                   Bid Prices
                                                   ----------
                                                  High     Low
                                                  ----     ---
Quarter ended:
 May 31, 2005..............................     $0.70     $0.42
 February 28, 2005.........................     $0.65     $0.38
 November 30, 2004.........................     $0.55     $0.40
 August 31, 2004...........................     $0.52     $0.35
 May 31, 2004..............................     $0.70     $0.42
 February 28, 2004.........................     $0.65     $0.38
 November 30, 2003.........................     $0.55     $0.40
 August 31, 2003...........................     $0.52     $0.35

     As of August 19, 2005, the number of holders of record of Biomerica's common stock was approximately 950, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

     The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

     During the past three fiscal years we completed the following private placement transactions exempt under Regulation D of the Securities Act of 1933, as amended:

                                Class or Persons                  Price per
Date     Title         Amount     Sold To                           Share       Total
----     -----         ------     -------                           ------      ---
9/02     common        87,778     insiders & qualified investors     $0.45      $ 51,417

2/03     common       100,000     qualified investor                 $0.25      $ 25,000

3/03     common        98,182     insiders & qualified  investors    $0.22      $ 21,600

5/03     common        22,107     qualified investor                 $0.45      $ 20,611

5/03     common        60,000     insider & qualified  investors     $0.25      $ 15,000

6/03     common        202,000    insider & qualified  investors     $0.25      $ 50,500

     The table below provides information relating to our equity compensation plans as of May 31, 2005:

                                                                                Securities
                                                                                Remaining Available
                                                                                for Future Issuance
                                                                                Under Compensation
                         Number of Securities          Compensation Plans       Plans (Excluding
Securities               To be issued upon             Weighted-Average         Reflected in First
Plan                     Exercise of outstanding       Exercise Price of        Column)
Category                 Options                       Outstanding Options
Equity compensations
Plans approved by
Securities holders             923,828                         $.72                  1,014,291*

Total

* Of these shares, 759,000 have not yet been registered by a Form S-8.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S AND LANCER'S RESULTS IN FUTURE PERIODS TO DIFFER FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANIES' PRODUCTS, AVAILABILITY OF RAW MATERIALS AND THE STATE OF THE ECONOMY AND THE CONTINUED ABILITY OF THE COMPANY TO MAINTAIN THE LICENSES AND APPROVALS REQUIRED. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

     Biomerica currently has one active subsidiary, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products. As of May 31, 2005, Biomerica's direct ownership percentage of Lancer was 23.41% and its direct and indirect (via agreements with certain shareholders/directors) voting control over Lancer was greater than 50%. As a result of Biomerica's control and ownership, our financial statements are consolidated with those of Lancer. During the fiscal year ending May 31, 2005, Biomerica was a party to certain informal agreements with certain of Lancer's officers and directors, pursuant to which they agreed to vote in the same manner as Biomerica (and its directors holding shares of Lancer's common stock) on matters requiring the approval of Lancer's stockholders. Biomerica's percentage of direct ownership in Lancer has continued to decrease due to Lancer's issuance of additional shares of its common stock. Lancer's private placement of common stock subsequent to May 31, 2005 (see Note 13) further decreased Biomerica's percentage of direct ownership. As of the date of this Annual Report, Biomerica's management has not made any determination whether, commencing with its current fiscal year ending May 31, 2006, and as a result of Lancer's most recent equity private placement (or of any subsequent issuances of Lancer's common stock), Biomerica will continue to consolidate Lancer's financial statements. Lancer is a non-reporting, public company whose common stock is traded on the pink sheets under the symbol "LANZ".

Fiscal 2005 Compared to Fiscal 2004

     Our consolidated net sales were $9,273,980 for fiscal 2005 compared to $9,168,833 for fiscal 2004. This represents an increase of $105,147, or 1.1% for fiscal 2005. Of the total consolidated net sales for fiscal 2005, $5,951,457 is attributable to Lancer, and $3,322,523 to Biomerica. Lancer's sales decreased by $72,552, or 1.2%, over the prior fiscal year, while Biomerica showed a sales increase of $177,699, or 5.4%. The decrease at Lancer was primarily attributable to a reduction in the volume of sales to orthodontic distributors in the U.S. Lancer is now focused on increasing direct sales to orthodontists and hopes to offset the reduction in sales to distributors through increased higher margin direct sales. The increase at Biomerica was due to increases of sales to foreign distributors.

     Cost of sales in fiscal 2005 as compared to fiscal 2004 decreased by $63,519 or 1.0%. Lancer's cost of sales as a percentage of sales increased from 68.5% to 69.7% in fiscal 2005 as compared to fiscal 2004. The increase was primarily attributable to higher production costs. Biomerica had a decrease in cost of sales as a percentage of sales from 68.7% to 62.5% in fiscal 2005 as compared to fiscal 2004. The decrease was largely due to transferring additional production to Mexico, a workman's compensation insurance refund and lower CE Mark expenses.

     Selling, general and administrative costs increased in fiscal 2005 as compared to fiscal 2004 by $86,985 or 2.9%. Lancer had an increase of $229,077 in these costs due to increased labor and brochure costs. Biomerica had a decrease in fiscal 2005 as compared to fiscal 2004 of $142,092, or 12.4%, primarily due to lower commissions, option expense and bad debt expense in fiscal 2005 as compared to fiscal 2004.

     Research and development expense increased in fiscal 2005 as compared to fiscal 2004 by $307 or .1%. Of this, Lancer had a decrease of $19,886, as a result of reclassification of product development labor costs to manufacturing. Biomerica had an increase in research and development expenses of $20,193, or 12.8% due to higher material costs, outside services and wages.

     Interest expense net of interest income, increased in fiscal 2005 as compared to fiscal 2004 by $6,579 or 19.3%, due to an increase of such expense at Lancer of $7,191 which was offset by a decrease at Biomerica of $612 due to a lower balance on the shareholder note payable.

     Other income decreased by $43,069 or 54.5% in fiscal 2005 as compared to fiscal 2004. Of this, Lancer had a decrease in other income of $9,394 due to a decrease in rental income and the deflation of the Euro currency conversion to dollars. Biomerica had a decrease in other income of $33,675 due to the sale of available for sale securities in the prior fiscal year.

     Consolidated net income was $162,259 for the year ended May 31, 2005. Lancer had a net loss of $291,544. Biomerica had a loss from continuing operations of $21,464 and the discontinued operation had a gain of $183,723. Biomerica's loss of $21,464 includes its ownership percentage share of Lancer's loss ($71,583). Without the Lancer loss, Biomerica would have recognized a gain before discontinued operations of $50,919. The net income of $162,259 is a result of Biomerica's gain of $50,919 less its percentage of Lancer's loss of $71,583, plus the gain from the discontinued operation of $183,723 and less $800 in income taxes.

     As of May 31, 2005 Biomerica had net tax operating loss carryforwards of approximately $3,498,000 and investment tax and research and development credits of approximately $72,000, which are available to offset future federal tax liabilities. These carryforwards expire at varying dates from 2005 to 2023. As of May 31, 2005, Biomerica had net operating tax loss carryforwards of approximately $617,000 available to offset future state income tax liabilities, which expire through 2012. As of May 31, 2005, Lancer had net operating loss carryforwards of approximately $2,160,000 and business tax credits of approximately $23,000 available to offset future Federal tax liabilities. The Lancer federal carryforwards expire through 2021. As of May 31, 2005, Lancer had net tax operating loss carryforwards of approximately $85,000 and business tax credits of approximately $29,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2013.

Liquidity, Capital Resources and Going Concern

     As of May 31, 2005, we had cash and available for sale securities of $360,061 (see Note 2 of Notes to Consolidated Financial Statements) and current working capital of $2,622,322. Of the current working capital, $2,503,877 is attributable to the Lancer subsidiary, which is restricted from distribution of any assets to Biomerica (except for reimbursement of expenses on behalf of Lancer or for services rendered for Biomerica). During 2005, cash provided by operations was $72,914 as compared to cash used in operations in fiscal 2004 of $75,032. During fiscal 2005, cash used in investing activities was $233,352, primarily due to the purchase of property and equipment of $242,240 ($198,230 by Lancer), which was offset by sales of available for sale securities at Biomerica of $8,888. During fiscal 2004 cash used in investing activities was $390,122 primarily due to the purchase of property and equipment at Lancer. During 2005, cash provided by financing activities of $159,939 was primarily the result of an increase in the borrowings on the line of credit by Lancer of $175,000. Biomerica used $16,231 to pay down part of the shareholder note payable. During 2004, cash provided by financing activities was $293,335, primarily due to private placements at Biomerica ($50,500) and Lancer ($270,000), which was offset by minority interests.

     The change in cash and cash equivalents at May 31, 2005 compared to May 31, 2004 was a decrease of $493. Of this, Biomerica had an increase of $26,492 and Lancer had a decrease of $26,985.

     Lancer has made a large investment into equipment in the last two fiscal years ($198,230 in 2005 and $394,612 in fiscal 2004). The investment has primarily been for manufacturing equipment, which is being used in the Mexico facility. In addition, Lancer has reported a net loss of $291,544 this fiscal year. Lancer's loss was a result of a decrease of $72,552 in sales, higher cost of sales due to higher production costs, and higher selling, general and administrative costs of $229,077 as a result of increased labor and brochure costs. Research and development expenses decreased by $19,886 as a result of reclassification of product development labor costs to manufacturing. As a result, Lancer has had to draw on its line of credit. As of May 31, 2005, the balance due on the line of credit was $175,000 as compared to $0 at the prior fiscal year-end. In order to help cash flow, Lancer has been paying its part-time Chief Executive Officer and part-time Chairman with restricted, common stock ($79,850 in 2005).

     On an unconsolidated basis, Biomerica had increased sales this fiscal year of $177,699, primarily due to increased sales to foreign distributors. In order to help cash flow during the last two fiscal years, two of the officers of Biomerica have deferred most of their salaries. As a result, accrued compensation increased during 2005 and 2004 by $128,257 and $123,023, respectively and this positively affected cash flow. The Company is now paying these officers their current salary and is no longer accruing their salaries. The Company had decreased cost of sales due to manufacturing in Mexico, a large workman's compensation insurance refund and lower CE Mark expenses. Decreased selling, general and administrative costs of $142,092 due to lower bad debt expense, commissions and utilities contributed to a better cash flow. As a result, the Company has been able to pay down some of the debt owed for payables, back rent, interest payable and its shareholder note payable.

     On an unconsolidated basis, Biomerica's operating activities provided cash of $81,645 in fiscal 2005 as compared to cash used in operating activities of $24,336 in fiscal 2004. Net cash provided by (used in) investing activities for the years ended May 31, 2005 and 2004 were $(35,122) and $3,937, respectively. Net cash (used in) and provided by financing activities was $(20,031) for fiscal 2004 and $54,868 for fiscal 2004.

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequent to fiscal year end May 31, 2005, has been extended until September 1, 2006 at the same terms. Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made.

     Biomerica has suffered substantial recurring losses from operations over the last couple of years. Biomerica has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001. ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2005 and 2004, certain liabilities were forgiven and thus a discontinued operations profit for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

     In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from current operations, coupled with the Lancer line of credit (to be utilized only by Lancer), the private placement at Lancer in July 2005 and equipment financing at Lancer are sufficient to enable the Company and the Lancer subsidiary to fund operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing.

     Our independent registered public accounting firm has concluded that there is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     As of May 31, 2005 Lancer has a $400,000 line of credit with Community National Bank (formerly Cuyamaca Bank). The line of credit allows for borrowings up to $400,000 and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at May 31, 2005 was $175,000 and the unused portion available under the line of credit at May 31, 2005, was approximately $137,000. Borrowings bear interest at prime plus 2.00% per annum, but not lower than 8% (8% at May 31, 2005). Lancer requested that Community National Bank reserve $60,000 of Lancer's available credit as a guarantee of credit with a European supplier.

     The Lancer line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth ratio of $2,700,000, and that a zero outstanding balance be maintained for 30 consecutive days during the term. The line of credit expires on October 15, 2005.

     Lancer is restricted from distribution of any assets to Biomerica except for reimbursement of expenses on behalf of Lancer or for services rendered.

     Due to the strategic marketing agreement signed by Lancer on March 16, 2005, the board of Lancer has decided to hold a private placement subsequent to year end to raise the necessary funds to carry out that agreement.

     During 2004 and 2003, a shareholder advanced the Company $4,000 and $10,000, respectively. During June 2003 the $10,000 advance was repaid in the form of Company common stock at the price of $.25 per share. Interest for the fiscal year ended May 31, 2005 and 2004 were $320 and $283, respectively. At May 31, 2005, $1,979 was owed in interest payable on the two loans.

     During 2005 and 2004, the Company incurred $31,734 and $32,060, respectively, in interest expense related to the shareholder line of credit, note payable and rental liabilities. As of May 31, 2005, $1,979 in accrued interest was due on the promissory note and rental liabilities.

SUBSEQUENT EVENTS

     On March 16, 2005 management of Lancer Orthodontics signed a strategic marketing, sales and manufacturing agreement with Lingualcare, Inc. The terms of the agreement provide for Lancer to manufacture Lingualcare's products in Lancer's Mexicali facilities, and for Lancer to assist in introducing, marketing and promoting Lingualcare's orthodontic products. Lancer shall be paid for the manufacturing of the products, and shall further receive shares of Lingualcare's common stock and warrants to purchase additional shares of common stock. The vesting of the Shares and Warrants shall be based on certain milestones to be achieved over a three to four year period. This agreement has required Lancer to invest in new manufacturing equipment and upgrade its facility, and invest in sales and marketing expenditures.

     In July 2005 Lancer conducted a private placement, the purpose of which was to raise funds to proceed with the terms of the Lingualcare agreement. Lancer sold 722,769 shares of restricted common stock at the price of $.65 per share. Total gross proceeds to Lancer were $459,800. This private placement further reduced Biomerica's control and ownership percentage in Lancer. As a result, the financial statements of Lancer may not be consolidated with those of Biomerica in the future, as discussed above.

     On July 21, 2005, Lancer entered into two equipment finance leases for the purchase of manufacturing equipment for the Lingualcare project. The leases have a total of $328,590 due and the minimum payments per month are $8,068. The term of the leases is forty-eight months. Lancer is also entering into or has entered into agreements to acquire other capital equipment for the Lingualcare project in the total amount of $229,110. These agreements have varying financing terms.

     On July 29, 2005, Biomerica entered into an agreement for the research, development and transfer of certain technology. The total of the project is estimated to be $55,000.

     On August 20, 2005, the Company and the holder of the Note
Payable-shareholder described in Note 6 to the consolidated financial statements agreed to the extension of the note due date until September 1, 2006, at the same terms and conditions as the previous agreement.

     In July 2005, Lancer signed a large contract manufacturing agreement with an orthodontic reseller, wherein the reseller has committed to purchase at least $960,000 of product from Lancer during the period of July 1, 2005 to October 1, 2006.

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

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At May 31, 2005, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

     Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to:
Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; the operating and financial covenants contained in Lancer's credit line which could limit our operating flexibility; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

INSURANCE COVERAGE

     Biomerica currently carries various insurance policies including products liability ($2,000,000), general liability ($2,000,000), property insurance (personal property-$1,687,296), business income insurance ($800,000), employee benefit errors or omissions liability insurance ($1,000,000), commercial crime insurance ($100,000), crime insurance (pension plan) ($300,000), employee theft ($100,000), depositor's forgery ($100,000), commercial auto ($1,000,000)
umbrella liability insurance ($1,000,000), workman's compensation insurance ($1,000,000), directors and officers' insurance (shared with Lancer) ($3,000,000), group health, disability and life insurance. Lancer currently has coverage for personal property ($472,500), business income ($1,200,000), general liability ($2,000,000), employee benefit errors or omissions liability ($1,000,000), products liability ($2,000,000), auto ($1,000,000), commercial fidelity ($100,000), difference in conditions and Mexico required coverage ($2,500,000), directors and officers' insurance (shared with Biomerica) ($3,000,000); group health and dental. Both Lancer's and Biomerica's workman's compensation policies cover injuries to employees as a result of accidental contamination of hazardous materials. The companies do not have a separate policy for contamination of hazardous materials.

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

     In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application was permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's consolidated results of operations or financial position.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

     In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical.APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The Company does not believe the adoption of this standard will have an impact on its results of operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Exhibit 99.3, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

     Inapplicable.


ITEM 8A.  Controls and Procedures
---------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Biomerica have been detected.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the annual period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT.
        ---------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     This information is incorporated by reference to the Company's proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In fiscal 2003, Biomerica entered into an agreement with Lancer whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2005, Biomerica has paid all applicable shelter fees.

     Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2005.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K
----------------------------------------------

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

   10.32 Promissory Note (incorporated by reference to the Company's February 29, 2004 Form 10-QSB filed April 14, 2004).

   10.33 Employment agreement with Lancer subsidiary President, Daniel Castner (incorporated by reference to Lancer's report on Form-8K November 29, 2004).

   16.1 Letter on Change of Certifying Accountant (incorporated by reference to Exhibit A to Form 8-K filed with the Securities and Exchange Commission on May 24, 1993).

   21.1         Subsidiaries of Registrant.

   23.2         Consent of Independent Registered Public Accounting Firm (PKF
                San Diego).

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

   32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.3 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 2005 and 2004 and Independent Registered Public Accounting Firm's Report.

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     For the year end May 31, 2004, BDO Seidman, LLP reviewed the Company's consolidated quarterly financial statements and provided tax related services. PKF (San Diego), Certified Public Accountants, was engaged to audit the consolidated financial statements for the years ended May 31, 2005 and 2004.

The aggregate fees billed for professional services by BDO Seidman, LLP and PKF (San Diego) in 2005 and 2004 were as follows:

                                                2005                2004
                                                ----                ----

PKF audit fees                                $ 78,190(3)        $57,000(1)
BDO audit fees                                      --           $66,421(2)
PKF audit related fees                           1,208               260
PKF tax fees                                     6,197                --
                                              --------          --------
     total                                    $ 85,595          $123,681

(1) Billed in fiscal 2005.
(2) Includes $19,000 billed in fiscal 2005 and $47,421 billed in fiscal 2004.
(3) Includes $59,000 billed or to be billed in fiscal 2006.


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

                                            BIOMERICA, INC.
                                            Registrant

                                            By /s/ Zackary S. Irani
                                               ---------------------------------
                                               Zackary S. Irani, Chief Executive
                                               Officer

                                       Dated:  9/13/05
                                               -------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Capacity


/s/ Zackary S. Irani                                           Date: 9/13/05
------------------------------------
Zackary S. Irani
Director, Chief Executive
Officer

/s/ Janet Moore                                                Date: 9/13/05
------------------------------------
Janet Moore, Secretary
Director, Chief Financial Officer

/s/ Francis R. Cano                                            Date: 9/13/05
------------------------------------
Francis R. Cano
Director

/s/ Allen Barbieri                                             Date: 9/13/05
------------------------------------
Allen Barbieri
Director

                        BIOMERICA, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
================================================================================

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                      FS-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of May 31, 2005                               FS-3

Consolidated Statements of Operations and
  Comprehensive Income (Loss) for the Years Ended
  May 31, 2005 and 2004                                              FS-4 - FS-5

Consolidated Statements of Shareholders' Equity
  for the Years Ended May 31, 2005 and 2004                          FS-6 - FS-9

Consolidated Statements of Cash Flows for the
  Years Ended May 31, 2005 and 2004                                FS-10 - FS-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biomerica, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Biomerica, Inc. (a Delaware Corporation) and its subsidiaries as of May 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. as of May 31, 2005, and the results of its consolidated operations and cash flows for the years ended May 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically reported net losses and negative cash flows from operations, which raises liquidity concerns. Management estimates that its available cash resources as of May 31, 2005 along with cost reductions, anticipated increased sales and financing activities should be sufficient to fund planned operations through May 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

August 22, 2005                                     /s/ PKF
San Diego California                                Certified Public Accountants
                                                    A Professional Corporation

BIOMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
================================================================================

MAY 31,                                                                2005
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $  351,881
   Available-for-sale securities                                        8,180
   Accounts receivable, less allowance for doubtful
      accounts and sales returns of $168,801                        1,722,212
   Inventories, net                                                 2,090,178
   Prepaid expenses and other                                         114,643

Total current assets                                                4,287,094
--------------------------------------------------------------------------------
INVENTORIES, non-current                                              611,000
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost
   Equipment                                                        3,335,263
   Construction in progress                                           189,383
   Furniture, fixtures and leasehold improvements                     489,822
--------------------------------------------------------------------------------
                                                                    4,014,468

ACCUMULATED DEPRECIATION                                           (3,197,054)
--------------------------------------------------------------------------------
Net property and equipment                                            817,414

INTANGIBLE ASSETS, net                                                 12,938

OTHER ASSETS                                                           62,240
--------------------------------------------------------------------------------

                                                                   $5,790,686
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                  $  175,000
   Accounts payable and accrued expenses                            1,082,926
   Accrued compensation                                               594,180
   Notes payable-shareholder                                          301,087
   Net liabilities from discontinued operations                       104,579
--------------------------------------------------------------------------------
Total current liabilities                                           2,257,772
--------------------------------------------------------------------------------

MINORITY INTEREST                                                   2,479,853
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock, $.08 par value; 25,000,000 shares
      authorized;  5,752,431 shares issued and
      outstanding                                                     460,193
   Additional paid in capital                                      17,107,474
   Accumulated other comprehensive income                                 526
   Accumulated deficit                                            (16,515,132)
--------------------------------------------------------------------------------
Total shareholders' equity                                        $ 1,053,061
--------------------------------------------------------------------------------
                                                                  $ 5,790,686
================================================================================

         SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND
            ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BIOMERICA, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


YEARS ENDED MAY 31,                                      2005           2004
--------------------------------------------------------------------------------

NET SALES                                            $9,273,980     $ 9,168,833
Cost of sales                                         6,188,898       6,252,417
--------------------------------------------------------------------------------

GROSS PROFIT                                          3,085,082       2,916,416
--------------------------------------------------------------------------------

OPERATING EXPENSES
    Selling, general and administrative               3,045,558       2,958,573
    Research and development                            274,288         273,981
--------------------------------------------------------------------------------

Total operating expenses                              3,319,846       3,232,554
--------------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING OPERATIONS              (234,764)       (316,138)

OTHER INCOME (EXPENSE)
    Interest expense, net of interest income            (40,693)        (34,114)
    Other income (expense), net                          35,970          79,039
--------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS, before minority
    interest in net loss of consolidated
    subsidiaries and income taxes                      (239,487)       (271,213)

MINORITY INTEREST IN NET LOSS (INCOME) OF
    CONSOLIDATED SUBSIDIARIES                           219,961         (26,014)
--------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS, before income taxes    (19,526)       (297,227)
INCOME TAX EXPENSE                                        1,938           1,823
--------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                         (21,464)       (299,050)

DISCONTINUED OPERATIONS
    Income (loss) from discontinued operations, net     183,723          75,849
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                       162,259        (223,201)

                        BIOMERICA, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (CONTINUED)


YEARS ENDED MAY 31,                                      2005          2004
--------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
   Unrealized income (loss) on
      available-for-sale securities                    (17,940)        28,123
--------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                         $  144,319       (195,078)
================================================================================

BASIC NET INCOME LOSS PER COMMON SHARE:
   (Loss) from continuing operations     $                (.00)    $    (0.05)
   Income (loss) from discontinued operations              .03           0.01
--------------------------------------------------------------------------------

Basic net income (loss) per common share            $      .03     $    (0.04)
================================================================================

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
   Income (Loss) from continuing operations         $     (.00)    $    (0.05)
   Income from discontinued operations                     .03           0.01
--------------------------------------------------------------------------------

Diluted net income (loss) per common share          $      .03     $    (0.04)
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES
   Basic                                             5,752,431      5,739,993
================================================================================

   Diluted                                           6,619,121      5,739,993
================================================================================

         SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND
            ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BIOMERICA, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK            ADDITIONAL               COMMON STOCK
                                                                              PAID-IN                  SUBSCRIBED
                                                SHARES         AMOUNT         CAPITAL            SHARES          AMOUNT
---------------------------------------------------------------------------------------------------------------------------
Balances, May 31, 2003                         5,522,431    $    441,793    $ 17,117,393           18,000     $      4,500

Issuance of subscribed shares                     18,000           1,440           3,060          (18,000)          (4,500)

Private placement                                202,000          16,160          34,340               --               --

Change in unrealized gain (loss) on
    available-for-sale securities                     --              --              --               --               --

Exercise of stock options                         10,000             800           1,200

Compensation expense in connection
   with options and warrants granted                  --              --          81,731               --               --

Change in minority interest related                   --              --        (112,719)              --               --
to sale of stock at subsidiary

Net loss                                              --              --              --               --               --
---------------------------------------------------------------------------------------------------------------------------

Balances, May 31, 2004                         5,752,431    $    460,193    $ 17,125,005               --     $         --


                                          ACCUMULATED OTHER
                                            COMPREHENSIVE     ACCUMULATED
                                            INCOME (LOSS)       DEFICIT            TOTAL
--------------------------------------------------------------------------------------------
Balances, May 31, 2003                      $     (9,657)    ($16,454,190)    $  1,099,839

Private placement                                     --               --           50,500

Change in unrealized gain (loss) on               28,123               --           28,123
    available-for-sale securities

Exercise of stock options                             --               --            2,000

Compensation expense in connection
   with options and warrants granted                  --               --           81,731

Change in minority interest related
to sale of stock at subsidiary                        --               --         (112,719)

Net loss                                              --         (223,201)        (223,201)
--------------------------------------------------------------------------------------------

Balances, May 31, 2004                            18,466     ($16,677,391)    $    926,273


                                         (Continued)

                                           BIOMERICA, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                                     COMMON STOCK             ADDITIONAL          COMMON STOCK
                                                                               PAID-IN             SUBSCRIBED
                                                SHARES          AMOUNT         CAPITAL        SHARES         AMOUNT
----------------------------------------------------------------------------------------------------------------------
Change in unrealized gain (loss) on
    available-for-sale securities                    --              --             --             --             --

Compensation expense in connection
   with options and warrants granted                 --              --          3,563             --             --

Expense related to
  issuance of warrants
  for extension of note                              --              --         10,400             --             --

Change in minority interest related
   to sale of stock at subsidiary                                              (31,494)

Net income                                           --              --             --             --             --
----------------------------------------------------------------------------------------------------------------------

Balances, May 31, 2005                        5,752,431     $   460,193    $17,107,474             --             --
======================================================================================================================


                                            ACCUMULATED OTHER
                                              COMPREHENSIVE    ACCUMULATED
                                              INCOME (LOSS)      DEFICIT           TOTAL
---------------------------------------------------------------------------------------------
Change in unrealized gain (loss) on
    available-for-sale securities                (17,940)              --          (17,940)

Compensation expense in connection
   with options and warrants granted                  --               --            3,563

Expense related to
  issuance of warrants
  for extension of note                               --               --           10,400

Change in minority interest related
to sale of stock at subsidiary                        --               --          (31,494)

Net income                                            --          162,259          162,259
---------------------------------------------------------------------------------------------

Balances, May 31, 2005                      $        526     $(16,515,132)    $  1,053,061
=============================================================================================


               SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND
                   ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                        BIOMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31,                                 2005         2004
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations                      $  (21,464)  $ (299,050)
   Adjustments to reconcile loss from
      continuing operations to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                        159,317      144,160
      Provision for gain (losses) on accounts receivable    (3,601)      52,357
      Provision for losses on inventory                    (40,663)          --
      Gain on sales of available for sale securities        (8,888)     (30,853)
      Warrants and options issued                            3,563       81,731
      Common stock issued or subscribed for services
         rendered for the consolidated subsidiaries         79,850       33,750
      Warrants issued for extension of note                 10,400           --
      Minority interest in net (loss) income
         of consolidated subsidiaries                     (219,961)      26,014
      Loss on disposal of property and equipment             1,258           --
      Changes in assets and liabilities
        Accounts receivable                               (201,328)      93,596
        Inventories                                         32,328      (17,911)
        Prepaid expenses and other                          67,118       20,927
        Other receivables and assets                       (13,419)      (5,421)
        Accounts payable and other accrued expenses        100,147     (297,355)
        Accrued compensation                               128,257      123,023
--------------------------------------------------------------------------------

Net cash provided by (used in) operating activities         72,914      (75,032)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of available-for-sale securities                   8,888       45,967
    Purchases of property and equipment                   (242,240)    (436,089)
--------------------------------------------------------------------------------

Net cash (used in) investing activities                   (233,352)    (390,122)
--------------------------------------------------------------------------------

                                   (Continued)

                                  BIOMERICA, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED MAY 31,                                                  2005           2004
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) under line of credit borrowings                  175,000           (426)
   (Decrease) increase of shareholder debt                                  (16,231)         3,768
   Change in minority interests                                                  --        (32,507)
   Exercise of stock options                                                     --          2,000
   Exercise of stock option at subsidiary                                     1,170             --
   Sale of common stock, net of offering expenses                                --         50,500
   Consolidated subsidiaries sale of common stock                                --        270,000
---------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   159,939        293,335
---------------------------------------------------------------------------------------------------

Net cash provided by (used in) discontinued operations                            6           (974)
---------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                        (493)      (172,793)

CASH AND CASH EQUIVALENTS, beginning of year                                352,374        525,167
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                   $  351,881     $  352,374
===================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
   CASH PAID DURING THE YEAR FOR:
      Interest                                                           $   40,693     $   19,200
===================================================================================================

      Income taxes                                                       $    1,938     $    1,823
===================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Change in unrealized holding gain (loss) on
      available-for-sale securities                                      $  (17,940)    $   28,123
===================================================================================================

      Change in minority interest due to subsidiary sale of stock        $  (31,494)    $ (112,719)
===================================================================================================

                  SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND
                      ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

1.   ORGANIZATION AND LIQUIDITY

     ORGANIZATION

     Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacture and marketing medical diagnostic kits and the design, manufacture and distribution of various orthodontic products.

     LIQUIDITY AND GOING CONCERN

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit (Note
     6) expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequent to fiscal year end May 31, 2005, has been extended until September 1, 2006 at the same terms (Note 13). Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made.

     Biomerica has suffered substantial recurring losses from operations over the last couple of years. Biomerica has funded its operations through debt and equity financings, and may have to do so in the future. ReadyScript operations were discontinued in May 2001 (see Notes 3 and 12). ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2005 and 2004, certain liabilities were forgiven and thus a discontinued operations profit for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

     In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from current operations, coupled with the Lancer line of credit (to be utilized only by Lancer), the private placement at Lancer in July 2005 and equipment financing at Lancer are sufficient to enable the Company and the Lancer subsidiary to fund operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing.

     Our independent registered public accounting firm has concluded that there is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements for the years ended May 31, 2005 and 2004 (see Note 3) include the accounts of Biomerica, Inc. ("Biomerica"), Lancer Orthodontics, Inc. ("Lancer") and ReadyScript, Inc. (as discontinued operations). All significant intercompany accounts and transactions have been eliminated in consolidation.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, line of credit, shareholder debt and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values at May 31, 2005.

     CONCENTRATION OF CREDIT RISK

     The Company, on occasion, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

     The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company's sales are not materially dependent on a single customer or a small group of customers. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. At May 31, 2005 no customer accounted for more than 10% of gross accounts receivable. At May 31, 2004, one customer accounted for 10.4% of gross accounts receivable. No one customer accounted for 10% or more of revenues for the years ended May 31, 2005 and 2004.

     At May 31, 2005 no company accounted for more than 10% of accounts payable.

     At May 31, 2004 one company accounted for 10.3% of accounts payable. No company accounted for more than 10% of purchases for the years ended May 31, 2005 and 2004.

     GEOGRAPHIC CONCENTRATION

     Approximately $1,600,000 of Lancer's gross inventory, $114,000 of Lancer's property and equipment, net of accumulated depreciation and amortization, $133,400 of Biomerica's gross inventory and $11,000 of Biomerica's property and equipment, net of accumulated depreciation and amortization, is located at Lancer's wholly owned subsidiary in Mexico (Note 9).

     CASH EQUIVALENTS

     Cash and cash equivalents consists of demand deposits and money market accounts with remaining maturities of three months or less when purchased.

     AVAILABLE-FOR-SALE SECURITIES

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in shareholders' equity. Available-for-sale securities consist of common stock of unrelated publicly-traded companies and are stated at market value in accordance with SFAS 115. Cost for purposes of computing realized gains and losses is computed on a specific identification basis. The proceeds from the sale of available-for-sale securities during fiscal 2005 totaled $8,888. The change in the net unrealized holding gain (loss) on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(17,940) and $28,123 for the years ended May 31, 2005 and 2004, respectively.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of orthodontic products and biological chemicals. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. Non current inventories represent inventories on hand in excess of amounts expected to be utilized over the next twelve months. The industries in which the Company operates are characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

     Inventories approximate the following:

     MAY 31,                                                         2005
     ---------------------------------------------------------------------------

     Raw materials                                              $   751,591
     Work in progress                                               342,349
     Finished products                                            1,783,575
     Inventory reserve                                             (176,337)
     ---------------------------------------------------------------------------
                                                                  2,701,178

     Long-term Portion                                          $   611,000
     ---------------------------------------------------------------------------
     Current portion                                            $ 2,090,178
     ===========================================================================

     Approximately $1,600,000 of Lancer's gross inventory and $133,400 of Biomerica's gross inventory is located at its manufacturing facility in Mexico as of May 31, 2005.

     Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year-end are generally discarded during the following year.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses from retirements and dispositions are credited or charged to income.

     Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 3 to 15 years, using straight-line and declining-balance methods. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense amounted to $159,317 and $144,160 for the years ended May 31, 2005 and 2004, respectively. At May 31, 2005, approximately $125,000 of Biomerica and Lancer's property and equipment, net of accumulated depreciation and amortization, is located at Lancer's manufacturing facility in Mexico.

     Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at May 31, 2005.

     INTANGIBLE ASSETS

     On June 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that the Company's license agreements be tested annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, the Company determined there was no impairment. The Company has established the date of May 31 on which to conduct its annual impairment test.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Marketing and distribution rights include repurchased sales territories. Technology use rights consists of the purchase of manufacturing assets and technology. Amortization amounted to $18,951 and $37,888 for the years ended May 31, 2005 and 2004, respectively (see Note 4).

     The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

     RISKS AND UNCERTAINTIES

     LICENSES - Certain of Lancer's sales of products are governed by license agreements with outside third parties. All of such license agreements to which the Company currently is a party are for fixed terms which will expire after ten years or upon the expiration of the underlying patents. After the expiration of the agreements or the patents, the Company is free to use the technology that had been licensed. There can be no assurance that the Company will be able to obtain future license agreements as deemed necessary by management. The loss of some of the current licenses or the inability to obtain future licenses could have an adverse affect on the Company's financial position and operations. Historically, the Company has successfully obtained all the licenses it believed necessary to conduct its business.

     Lancer has entered into various license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements expire in 2006, 2007, and 2010. Royalty expense of approximately $78,000 is included in cost of sales for these agreements. Sales of products manufactured under these agreements comprise approximately 23% and 12% of Lancer's total sales for the fiscal year ended May 31, 2005 and 2004 respectively.

     Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer. Royalty income of approximately $72,000 and $53,000 is netted from cost of sales for these agreements for the years ended May 31, 2005 and 2004, respectively. Income from these agreements is approximately 1% of the total revenue recognized for the fiscal years ended May 31, 2005 and 2004.

     Biomerica has entered into a royalty agreement which continues pursuant to which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $79,000 and $65,000 is included in cost of sales for this agreement for the years ended May 31, 2005 and 2004, respectively. Sales of products manufactured under this agreement comprise approximately 4% and 2% of total sales for the fiscal years ended May 31, 2005 and 2004, respectively. Biomerica may license other products or technology in the future as the Company deems necessary for conducting business.

     DISTRIBUTION - Biomerica and Lancer have entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica and Lancer may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product. There can be no assurance of the volume of product sales that may be achieved by such distributors.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain registrations or approvals required by foreign countries may be longer or shorter than that required for FDA clearance or approval, and requirements for licensing may differ significantly from FDA requirements. There can be no assurance that Biomerica will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.

     Lancer's products are subject to regulation by the FDA under the Medical Device Amendments of 1976 (the "Amendments"). Lancer has registered with the FDA as required by the Amendments. There can be no assurance that Lancer will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.

     EUROPEAN COMMUNITY - Lancer and Biomerica are required to obtain certification in the European community to sell products in those countries. The certification requires Lancer and Biomerica to maintain certain quality standards. Lancer and Biomerica have been granted certification and undergo annual audits to assure that the companies remain in compliance with regulations. There is no assurance that Lancer or Biomerica will be able to retain their certification in the future.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

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

     Lancer is subject to the same risks of product liability. Lancer currently has product liability insurance. Lancer also is subject to the risk of loss of its product liability insurance and the consequent exposure to liability.

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

     STOCK-BASED COMPENSATION

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net (loss) income and
     (loss) earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and the implementation of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations.

     Pro forma information regarding loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended May 31, 2005 and 2004; risk free interest rates ranging from 2.20% to 3.85%; dividend yield of 0%; expected life of the options ranging from three to ten years; and volatility factors of the expected market price of the Company's common stock ranging from 79% to 217%.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per share (basic and diluted) had compensation costs for the Company's stock option plans been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 are as follows:

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     MAY 31,                                               2005          2004
     ---------------------------------------------------------------------------

     (Loss) from continuing
         operations, as reported                        $ (21,464)    $(299,050)
     Plus: Stock-based employee
         compensation expense included
         in reported loss from continuing operations        3,563        38,515
     Less: Stock-based employee
         compensation expense
         determined using fair
         value based method                               (45,775)     (150,404)
     ---------------------------------------------------------------------------

     (Loss) from continuing
         operations, pro forma                          $ (63,676)    $(410,939)
     ===========================================================================

     Pro forma (Loss) from
         continuing operations
         per share - basic                              $     (.01)   $   (0.07)
     ===========================================================================

     Pro forma  (loss) from
         continuing operations
         per share - diluted                            $     (.01)   $   (0.07)
     ===========================================================================

     Income from
         discontinued operations,
         as reported                                    $ 183,723     $  75,849
     Plus: Stock-based employee
         compensation expense
         included in reported income
         from discontinued operations                          --            --
     Less: Stock-based employee
         compensation expense
         determined using fair
         value based method                                    --            --
     ---------------------------------------------------------------------------

     Income from discontinued
         operations, pro forma                          $ 183,723     $  75,849
     ===========================================================================

     Pro forma income from
         discontinued operations
         per share - basic                              $    0.03     $    0.01
     ===========================================================================

     Pro forma income from
         discontinued operations
         per share - diluted                            $    0.03     $    0.01
     ===========================================================================

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

     In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The Company does not believe the adoption of this standard will have an impact on its results of operations.


     MINORITY INTEREST

     Minority interest represents the minority shareholders' proportionate share of the equity of Lancer. At May 31, 2005, Biomerica owned 23.41% of Lancer and 88.9% of ReadyScript (see Notes 3 and 12). ReadyScript's results of operations are reported under discontinued operations.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY, 31 2005 AND 2004

     REVENUE RECOGNITION

     Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established for estimated returns as revenue is recognized.

     RESEARCH AND DEVELOPMENT

     Research and development expenses are expensed as incurred. The Company expensed $274,288 and $273,981 of research and development expenses during the years ended May 31, 2005 and 2004, respectively.

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

     ADVERTISING COSTS

     The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $96,700 and $52,100 for the years ended May 31, 2005 and 2004, respectively.

     CURRENCY

     The functional currency for the Lancer De Mexico subsidiary is dollars. Accordingly, all transactions are recorded using dollars and no adjustments gains and losses on intercompany currency transactions are recorded.

     LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE" ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income/(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                    For the Years Ended May 31,
                                                    ----------------------------
                                                        2005            2004
     ---------------------------------------------------------------------------

     Numerator:
       (Loss) from continuing operations            $   (21,464)    $  (299,050)
       Income (loss) from discontinued
               operations                               183,723          75,849
     ---------------------------------------------------------------------------

     Numerator for basic and diluted net
       income (loss) per common share               $   162,259     $  (223,201)
     ===========================================================================

     Denominator for basic net income
       (loss) per common share                        5,752,431       5,739,993
     Effect of dilutive securities:
       Options and warrants                             866,690              --
     ---------------------------------------------------------------------------

     Denominator for diluted net income
       (loss) per common share                        6,619,121       5,739,993
     ===========================================================================

     Basic net income (loss) per common share:
      (Loss) from continuing operations             $       .00     $     (0.05)
      Income (loss) from discontinued
               operations                                   .03            0.01
     ---------------------------------------------------------------------------

     Basic net income (loss) per common share       $       .03     $     (0.04)
     ===========================================================================

     Diluted net income (loss) per common share:
       (Loss) from continuing operations            $       .00     $     (0.05)
       Net income from discontinued
               operations                                   .03            0.01
     ---------------------------------------------------------------------------

     Diluted net income (loss) per common share     $       .03     $     (0.04)
     ===========================================================================

     For the fiscal year ended May 31, 2004, the computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 7.

     As of May 31, 2005 there were a total of 866,690 anti-dilutive shares of common stock and as of May 31, 2004 there were 3,657,637, potential anti-dilutive shares of common stock.

     SEGMENT REPORTING

     The FASB has issued SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company's business segments are disclosed in Note 9.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     REPORTING COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." This statement establishes standards for reporting the components of comprehensive income (loss) and requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) includes net income (loss) as well as certain items that are reported directly within a separate component of stockholders' equity.

     RECENT ACCOUNTING PRONOUNCEMENTS

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004


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

     In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application was permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

     In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical.APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The Company does not believe the adoption of this standard will have an impact on its results of operations.

3.   CONSOLIDATED SUBSIDIARIES

     Lancer is engaged in the design, manufacture and distribution of orthodontic products. Biomerica's direct ownership percentage of Lancer is 23.41% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of May 31, 2005.

     The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001 (see Note 12). The net assets and operating results of ReadyScript are included in the accompanying consolidated financial statements as discontinued operations.

     Operating results for Lancer and ReadyScript (as discussed) in the aggregate for the years ended May 31, 2005 and 2004, which are included in the consolidated operating results of the Company, are as follows:

                                                    2005                2004
      -------------------------------------------------------------------------

      Net sales                                 $ 5,951,457         $ 6,024,009
      Cost of sales                               4,150,254           4,127,590
      -------------------------------------------------------------------------
            Gross profit                          1,801,203           1,896,419
      -------------------------------------------------------------------------

      Operating expenses:
          Selling, general and administrative     2,044,460           1,815,383
          Research and development                   96,218             116,104
      -------------------------------------------------------------------------

            Total operating expenses              2,140,678           1,931,487
      -------------------------------------------------------------------------

      Other income (expense):
          Interest expense, net                      (9,097)             (1,885)
          Other income, net                          58,166              66,927
      -------------------------------------------------------------------------

            Total other income (expense)             49,069              65,042

      Income (loss) from continuing
          operations before income taxes           (290,406)             29,974

      Income tax expense                              1,138               1,023
      -------------------------------------------------------------------------

      Income (loss) from continuing
          operations                               (291,544)             28,951

      Discontinued operations of
          ReadyScript:
          Income from discontinued
            operations, net                         183,723              75,849
      -------------------------------------------------------------------------

      Net income (loss)                         $  (107,821)        $   104,800
      =========================================================================

4.   INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, consist of the following:

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     MAY 31,                                                            2005
     ---------------------------------------------------------------------------

     Marketing and distribution rights                               $ 442,750
     Patents and other intangibles                                      34,500
     ---------------------------------------------------------------------------
                                                                       477,250
     Less accumulated amortization                                    (464,312)
     ---------------------------------------------------------------------------

                                                                     $  12,938
     ===========================================================================

     Included in marketing and distribution rights are repurchased sales territories by Lancer which are being amortized straight-line over the estimated useful life of eighteen years. In each of the fiscal years 2005 and 2004, Lancer recorded amortization expense of $10,375 and $24,900, respectively, related to repurchased sales territories.

     Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer. Royalty income in 2005 and 2004 of approximately $72,000 and $53,000 respectively, is netted from Cost of Sales for these agreements. Income from these agreements is less than 1% of the total revenue recognized for the fiscal years ended May 31, 2005 and 2004.


5.   LINE OF CREDIT

     During fiscal 2005, Lancer obtained a new line of credit with Community National Bank (formerly Cuyamaca Bank), which expires October 15, 2005. Borrowings are made at prime plus 2.0% (8% at May 31, 2005) and are for borrowing up to $400,000 which is limited to 80% of accounts receivable less than 90 days old. The outstanding balance at May 31, 2005 was $175,000 and the unused portion available at May 31, 2005 was approximately $137,000. Lancer requested that Cuyamaca Bank reserve $60,000 of Lancer's available credit as a guarantee of credit with a European supplier.

     The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term. The agreement prohibits the advancing of funds to Biomerica. Lancer is not required to maintain compensating balances in connection with this lending agreement. The Company was in compliance with its debt covenants at May 31, 2005.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     The following summarizes information on short-term borrowings for the year ended May 31, 2005:

     MAY 31,                                                           2005
     ---------------------------------------------------------------------------

     Average month end balance                                       $128,368
     Maximum balance outstanding at any month end                    $245,000
     Weighted average interest rate (computed by dividing               7.24%
         interest expense by average monthly balance)
     Interest rate at year end                                          8.00%
     ===========================================================================

6.   RELATED PARTY TRANSACTIONS

     NOTES PAYABLE -SHAREHOLDER

     Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under The Amendment. There was $297,087 of outstanding principal and $0 of interest payable under this note payable at May 31, 2005 (also see Note 7).

     During 2005 and 2004, the Company incurred approximately $25,017 and $25,438, respectively, in interest expense related to the shareholder line of credit and note payable.

     During 2005 and 2004, a shareholder/director advanced the Company $0 and $4,000, respectively. Interest for the fiscal year ended May 31, 2005 and 2004 was $320 and $219. At May 31, 2005, $1,979 was owed in interest payable on this loan and a previous loan of $10,000.

     RENT EXPENSE

     Biomerica, Inc. leases facilities from an individual and a partnership, owned by shareholders of the Company. Gross rent expense of approximately $148,000 and $150,000 was incurred during 2005 and 2004, respectively, for this lease. A further expense of approximately $15,310 has been included in accounts payable representing late fees, insurance and interest payable on outstanding rent. Rent payable at May 31, 2005 was $74,184. The total of rent, late fees, insurance and interest payable of $89,494 is included in accounts payable in the consolidated balance sheet.

     ACCRUED COMPENSATION

     Two officers, who are also shareholders of the Company, agreed to defer payment of a portion of their salaries. At May 31, 2005 approximately $300,482 of deferred officer's salary is included in accrued compensation in the accompanying consolidated financial statements.

     Included in accrued compensation as of May 31, 2005 is vacation accrual of $162,293. Of this, approximately $121,000 is due to the former chief executive officer's estate.

     See additional related party transactions in Note 10.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

7.   SHAREHOLDERS' EQUITY

     1991, 1995 AND 1999 STOCK OPTION AND RESTRICTED STOCK PLANS

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

     In August 1999, the Company adopted a stock option and restricted stock plan (the "1999 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 1,000,000 of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. As of January 1, of each calendar year, commencing January 1, 2000, this amount is subject to automatic annual increases equal to the lesser of 1.5% of the total number of outstanding common shares, assuming conversion of convertible securities, or 500,000. Options granted under the 1999 Plan may be granted at prices not less than 85% of the then fair market value of the common stock and expire not more than 10 years after the date of grant.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     Activity as to stock options and warrants granted are as follows:

                                                                        WEIGHTED
                                         NUMBER                         AVERAGE
                                        OF STOCK        PRICE RANGE     EXERCISE
                                         OPTIONS         PER SHARE       PRICE
     ---------------------------------------------------------------------------

     Options and warrants out-
         standing at May 31, 2003      3,552,770       $ .20 - $3.00     $2.26
     Options or warrants granted         242,000       $ .25 - $0.51     $0.29
     Options exercised                   (10,000)      $ .20             $0.20
     Options canceled or expired        (127,133)      $ .20 - $1.38     $0.85
     ---------------------------------------------------------------------------

     Options and warrants out-
         standing at May 31, 2004      3,657,637       $ .20 - $3.00     $2.26
     Options or warrants granted         244,000       $ .33 - $.40      $ .35
     Options and warrants canceled
         or expired                   (2,299,000)      $ .20 - $3.00     $2.86
     ---------------------------------------------------------------------------

     Options and warrants out-
         standing at May 31, 2005      1,602,637       $ .20 - $3.00     $0.90
     ===========================================================================

     The weighted average fair value of options and warrants granted during 2005 and 2004 was $0.35 and $0.29 respectively.

     The following summarizes information about all of the Company's stock options and warrants outstanding at May 31, 2005. These options and warrants comprise of those granted under the 1991, 1995 and 1999 plan and those granted outside of these plans.

                                   WEIGHTED
                                   AVERAGE
                                   REMAINING   WEIGHTED     NUMBER      WEIGHTED
       RANGE OF        NUMBER     CONTRACTUAL  AVERAGE    EXERCISABLE    AVERAGE
       EXERCISE     OUTSTANDING    LIFE IN     EXERCISE    AT MAY 31,   EXERCISE
        PRICES      MAY 31, 2005    YEARS       PRICE        2005         PRICE
     ---------------------------------------------------------------------------

     $ .20 - $.90     1,141,953      2.54      $   .35       942,078     $ .24
     $ 1.09 - $1.92     213,250       .92      $  1.64       213,250     $1.64
     $ 2.00 - $3.00     247,434      3.22      $  2.77       247,434     $2.77

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004


     STOCK ACTIVITY

     During 2004, the Company sold 202,000 shares of common stock at a selling price of $0.25 per share. Proceeds to the Company were $50,500. Warrants to purchase 202,000 shares of the Company's restricted common stock at an exercise price of $0.25 were also granted as part of the private placement.

     During 2004, the Company granted 210,000 and 32,000 warrants to employees and non-employees, respectively to purchase restricted shares of the Company's stock. Of the warrants granted, 202,000 were granted to investors in the private placement and 40,000 were granted as compensation related to the shareholder promissory note. The purchase price of the warrants ranges from $0.25 to $0.51. Management recorded $47,442 and $0, respectively during the year ended May 31, 2004 of expense related to the granting of warrants to employees and non-employees. These warrants were not granted through one of the employee stock option plans.

     During 2004 the Company issued 10,000 shares of its common stock as the result of an exercise of options granted in prior years. Proceeds to the Company were $2,000.

     During fiscal 2005, Biomerica granted 169,000 stock options to purchase shares of common stock at an exercise price of $.33 to select employees and consultants of the Company. The options vest over four years, and have a term of five years. Management assigned a value of $3,500 to these options. These options were granted under the Company's existing 1995 and 1999 Stock Option and Restricted Stock Plan.

     During fiscal 2005, Biomerica granted 75,000 stock options to purchase shares of common stock at an exercise price of $.40 to outside directors and the President. The options vest over four years, and have a term of five years. Management assigned a value of $0 to these options.

     Subsequent to fiscal 2005 year-end an employee of the Company exercised a stock option for 750 shares at the purchase price of $.20 per share and 750 shares at the purchase price of $.33 per share. The total proceeds to the Company was $398.

     Options and warrants granted to employees are assigned values of $0 if the options are granted at current market value as quoted on Yahoo Finance as of the date of grant. If options or warrants are granted at a price which is below market value, the option or warrant is assigned a value according to the amount per share it is above market value times the number of shares granted. Options or shares granted to non-employees are assigned values according to current market value, using the Black-Sholes model for option valuation. The term used in the calculation of the options or warrants is the vesting period. A discount rate equivalent to five-year (or other life of the option or warrant) Treasury constant maturity interest rates is utilized. The historical volatility of the stock is calculated using weekly historical closing prices for the prior year as reported by Yahoo Finance. For purposes of the SFAS 123 footnote disclosure, the Black-Sholes Model is also used for calculating employee options and warrants valuations.

     When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the board approval of such issuance.

     SUBSIDIARY SALE OF STOCK

     During the years ended May 31, 2005 and 2004 the Company recognized a reduction in its additional paid capital in the amount of $31,494 and $112,719, respectively, resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock. The Company has treated this reduction in its equity of the subsidiary as an equity transaction in the accompanying consolidated statement of stockholder's equity.

     SUBSIDIARY OPTIONS, WARRANTS AND STOCK ACTIVITY

     During fiscal 2004, Lancer issued 91,346 shares of its common stock valued at $29,000 to its Chief Executive Officer for services rendered from January 2002 to December 2003.

     During fiscal 2004, Lancer agreed to issue 13,541 shares of its common stock to the Chairman Of the Board of Lancer for services rendered from January 2002 to December 2003.

     During fiscal 2004, Lancer agreed to issue 13,541 shares of its common stock to the Chairman of the Board of Lancer for services rendered from January 2004 to May 2004 and 31,250 shares of common stock to the Chief Executive Officer for services rendered per agreement. At May 31, 2004, these shares were reported as subscribed stock on Lancer's balance sheet.

     The Lancer Board of Directors approved a private offering of common stock, effective March 23, 2004, and ending April 12, 2004. The offering, to officers, board members, and key employees resulted in the sale of 450,000 new shares at $0.60 per share with total proceeds received of $270,000. In addition, one warrant exercisable for each share purchased (450,000 warrants) was issued at $0.85 per share. These warrants shall be exercisable until April 12, 2009.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004


     During fiscal 2004, Lancer granted its Chief Executive Officer 75,000 stock options to purchase shares of Lancer's common stock at an exercise price of $0.43. The options vest over three years and have a term of five years. Management assigned a value of $0 to the options.

     During fiscal 2004, Lancer granted its directors 52,500 options to purchase shares of Lancer's common stock at an exercise price of $0.43. The options vest over two years and have a term of five years. Management assigned a value of $0 to the options.

     During fiscal 2004, Lancer granted 120,000 options to purchase shares of Lancer's common stock at an exercise price of $0.43 per share pursuant to terms of the employment agreement between Lancer and Dan Castner, Vice President of Sales and Marketing at Lancer. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

     During fiscal 2004, Lancer granted 40,000 stock options to purchase shares of Lancer's common stock at an exercise price of $0.57 to an employee of Lancer for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to these options.

     During fiscal 2004, Lancer granted 17,500 stock options to purchase shares of Lancer's common stock at an exercise price of $.60 to a new member of the board of directors. The options vest over two years and have a term of five years. Management assigned a value of $0 with respect to the options.

     During fiscal 2004, Lancer granted 8,000 stock options to purchase shares of Lancer's common stock at an exercise price of $0.50 to an employee of Lancer for services rendered. The options vest over 3 years beginning June 30, 2004 and have a term of five years. Management assigned a value of $0 to the options.

     During fiscal 2004, Lancer issued 450,000 warrants to officers, directors and key employees who purchased 450,000 shares of the Company's common stock in a private placement. The warrants have an exercise price of $0.85 and have a term of five years.

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

     During fiscal 2005, an employee of Lancer exercised a stock option for 4,500 shares at the purchase price of $.26 per share. Proceeds to Lancer were $1,170.

     There were 1,234,000 options and warrants outstanding and exercisable (at a weighted average price of $.61) to acquire Lancer common stock at May 31, 2005. Of these shares, 874,542 were exercisable at an average exercise price of $.63 per share.


8.   INCOME TAXES

     Income tax expense from continuing operations for the years ended May 31, 2005 and 2004 consists of the following current provisions:

     MAY 31,                                                2005         2004
     ---------------------------------------------------------------------------

     U.S. Federal                                        $     --     $     --

     State and local                                        1,938        1,823
     ---------------------------------------------------------------------------

                                                         $  1,938     $  1,823
     ===========================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     Income tax expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following:

     MAY 31,                                          2005           2004
     ---------------------------------------------------------------------------

     Computed "expected" tax benefit               $ (24,734)    $ (68,286)
     Increase (reduction) in income taxes
         resulting from:
         Meals and entertainment                       4,326         3,966
         Change in valuation allowance                91,991       (14,099)
         Equity in earnings of affiliates
           not subject to taxation because
           of dividends- received deduction
           for tax purposes                          (71,583)       78,419
         State income taxes                            1,938         1,823
     ---------------------------------------------------------------------------

                                                   $   1,938     $   1,823
     ===========================================================================

     The tax effect of temporary differences that give rise to significant portions of liabilities are presented below.

     MAY 31,                                                         2005
     ---------------------------------------------------------------------------

     Deferred tax assets (liabilities):
        Accounts receivable, principally
          due to allowance for doubtful
          accounts and sales returns                           $    67,243
        Inventories, principally due to
          additional costs inventoried for
          tax purposes pursuant to the Tax
          Reform Act of 1986 and
          allowance for inventory
          obsolescence                                             100,505
        Compensated absences and
          deferred payroll, principally due
          to accrual for financial reporting
          purposes                                                 210,951
        Net operating loss
          carryforwards                                          2,043,913
        Tax credit carryforwards                                   124,629
        Accumulated depreciation of property
          and equipment
        Marketing rights, principally due to
          amortization

     Less valuation allowance                                   (2,547,241)

     Net deferred tax asset (liability)                        $        --
     ===========================================================================

     The Company has provided a valuation allowance for all of its deferred tax assets as of May 31, 2005. Management provided such allowance as it is currently more likely than not that the Company will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods. During fiscal 2005 the valuation allowance decreased by $347,765.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     As of May 31, 2005, Biomerica had net tax operating loss carryforwards of approximately $3,498,000 and investment tax and research and development credits of approximately $72,000, which are available to offset future Federal tax liabilities. The carryforwards expire at varying dates from 2005 to 2022. As of May 31, 2005, Biomerica has net operating tax loss carryforwards of approximately $617,000 available to offset future state income tax liabilities, which expire through 2012.

     As of May 31, 2005, Lancer had net tax operating loss carryforwards of approximately $2,160,000 and business tax credits of approximately $23,000 available to offset future Federal tax liabilities. The Federal carryforwards expire in varying amounts through 2021. As of May 31, 2005, Lancer has net tax operating loss carryforwards of approximately $85,000 and business tax credits of approximately $29,000 available to offset future state income tax liabilities. The state carryforwards expire at varying dates through 2013.

     On September 11, 2002, California passed one of the budget trailer bills that implemented the state's 2002-2003 Budget Bill (A425). The new law suspended the net operating loss ("NOL") carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss ("NOL") and credit carryforwards will be limited by statute because of a cumulative change in ownership of more than 50%. The Company has had numerous equity transactions that have more likely than not resulted in several changes in ownership of us as defined by
     Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to Sections 382 and 383 of the Code, the annual use of the Company's NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in the past three years. Should Section 382 ownership change have occurred, there would be a substantial limitation on the Company's ability to utilize its NOLs to offset future taxable income.

9.   BUSINESS SEGMENTS

     Reportable business segments are identified by product line and for the years ended May 31, 2005 and 2004 are as follows:

                                                 2005              2004
     ---------------------------------------------------------------------------

     Domestic sales:
         Orthodontic products                $ 2,923,000       $ 3,119,000
     ===========================================================================

         Medical diagnostic products         $   951,000       $ 1,160,000
     ===========================================================================

     Foreign sales:
         Orthodontic products                $ 3,028,000       $ 2,905,000
     ===========================================================================

     Medical diagnostic products             $ 2,372,000       $ 1,985,000
     ===========================================================================

     Net sales:
     Orthodontic products                    $ 5,951,000       $ 6,024,000
     Medical diagnostic products               3,323,000         3,145,000
     ---------------------------------------------------------------------------

     Total                                   $ 9,274,000       $ 9,169,000
     ===========================================================================

     Operating profit (loss):
         Orthodontic products                $  (340,000)      $   (36,000)
         Medical diagnostic products              70,000          (280,000)
     ---------------------------------------------------------------------------

     Total                                   $  (270,000)*     $  (316,000)
     ===========================================================================

     *The income statement reported a loss of $235,000. The difference of $35,000 is attributable to intercompany elimination entries upon consolidation.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004


     Operating income from discontinued segment:
         ReadyScript                                   183,723        75,849
     ---------------------------------------------------------------------------
     Total                                          $  183,723    $   75,849
     ===========================================================================

     Domestic long-lived assets:
         Orthodontic products                       $  571,000    $  453,000
         Medical diagnostic products                   121,000       158,000
     ---------------------------------------------------------------------------

     Total                                          $  692,000    $  611,000
     ===========================================================================

     Foreign long-lived assets:
         Orthodontic products                       $  114,000    $  113,000
         Medical diagnostic products                    11,000        13,500
     ---------------------------------------------------------------------------

     Total                                          $  125,000    $  126,500
     ===========================================================================

     Total assets:
         Orthodontic products                       $4,144,000    $4,089,000
         Medical diagnostic products                 1,647,000     1,479,000
     ---------------------------------------------------------------------------

     Total                                          $5,791,000    $5,568,000
     ===========================================================================

     Depreciation and amortization expense:
         Orthodontic products                       $   90,000    $   76,000
         Medical diagnostic products                    69,000        68,000
     ---------------------------------------------------------------------------

     Total                                          $  159,000    $  144,000
     ===========================================================================

     Capital expenditures:
         Orthodontic products                       $  198,000    $  394,000
         Medical diagnostic products                    44,000        42,000
     ---------------------------------------------------------------------------

     Total                                          $  242,000    $  436,000
     ===========================================================================

     The net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during fiscal years 2005 and 2004. No customer accounted for more than 10% of net sales during fiscal years 2005 and 2004.

     Geographic information regarding net sales is as follows:

                                                       2005           2004
     ---------------------------------------------------------------------------
     Net sales:
         United States                             $ 3,874,000    $ 4,279,000
         Europe                                      3,075,000      2,711,000
         South America                                 423,000        428,000
         Middle East                                   370,000        311,000
         Asia                                          256,000        207,000
         Oceania                                       678,000        518,000
         Other foreign                                 598,000        715,000
     ---------------------------------------------------------------------------

     Total net sales                               $ 9,274,000    $ 9,169,000
     ===========================================================================

     Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Identifiable assets are held primarily in the United States.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     Biomerica leases its primary facility under a non-cancelable operating lease expiring October 31, 2005, with monthly base rent of $15,000 with a 3% increase effective September 1, 2003. The facilities are owned and operated by four of the Company's shareholders, one of whom is an officer and director. During fiscal 2004 the Company consolidated some of its operations and the landlords agreed to take back the space no longer needed by the Company and to reduce the rent accordingly. The landlords also agreed not to institute the 3% increase as required in the lease. The currently monthly rent is $12,324. Management believes there would be no significant difference in the terms of the leases if they were with a third party. Total rent expense for this facility was approximately $148,000 and $150,000 during the years ended May 31, 2005 and 2004, respectively.

     Biomerica has subleased a portion of its facility under a non-cancelable operating lease which expired May 16, 2003 and is currently month-to-month. The Company recorded base rental income of $28,104 and $18,020 during the years ended May 31, 2005 and 2004, respectively.

     Lancer leases its primary facility under a non-cancelable operating lease expiring April 30, 2009, which requires monthly rental payments that increase annually, from $6,688 per month in 2004 to $7,527 per month in 2009. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $21,065 at May 31, 2005, and is included in accounts payable in the accompanying consolidated balance sheet. Total rental expense for this facility for each of the years ended May 31, 2005 and 2004 was approximately $81,000 and $75,000, respectively.

     Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide subcontracted manufacturing services to Biomerica, Inc., using a portion of the additional square footage. The lease requires monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease expense will be borne by Lancer. Total rental expense for this facility for the years ended May 31, 2005 and 2004 was approximately $105,000 and $103,000, respectively.

     The Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550, Lancer Orthodontics, Inc. paid half and Biomerica, Inc. the other half. This is in addition to the $31,146 refundable security deposit paid in fiscal year 2003. At May 31, 2005, other assets on the consolidated balance sheet includes approximately $44,000 of security deposit paid by Lancer on the Mexico location.

     A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003, and extended in December 2003 through December 2004. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the years ended May 31, 2005 and 2004 was $2,583 and $4,128, respectively.

     Biomerica and Lancer have various small leases for office equipment.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     The future annual minimum payments under operating leases, net of subleases income, are as follows:

     YEARS ENDING MAY 31,                                           Amount
     ---------------------------------------------------------------------------

     2006                                                       $   294,820
     2007                                                           238,000
     2008                                                           239,000
     2009                                                           200,000
     ---------------------------------------------------------------------------

     Minimum lease payments, net                                $   971,820
     ===========================================================================

     MANUFACTURING AGREEMENT

     In May 1990, Lancer entered into a manufacturing subcontractor agreement (the "Manufacturing Agreement"), whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate arrangement, as discussed above under Leases. Since October 2000, the manufacturing agreement was operated on a month-to-month basis. During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico ("Lancer de Mexico"), a wholly-owned subsidiary of Lancer. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. Should Lancer discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At May 31, 2005, this obligation was approximately $415,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying consolidated balance sheet.

     RETIREMENT SAVINGS PLAN

     Effective September 1, 1986, the Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the maximum percentage of total annual compensation allowable under the limits of Internal Revenue Code Sections 415, 401(k) and 404. The Company, at the discretion of its Board of Directors, may make contributions to the plan in amounts determined by the Board each year. No contributions by the Company have been made since the plan's inception.

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

     In January 2001, ReadyScript, Inc., entered into negotiations with PacifiCare Health Systems, Inc. and its wholly owned subsidiary, RxConnect Acquisition Corporation, for a transaction that would have resulted in the sale of substantially all of ReadyScript's assets or stock to PacifiCare or PacifiCare controlled entities. The transaction was seen as desirable for ReadyScript due to financing and cash flow

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     concerns that threatened ReadyScript's ability to operate as a going concern. As part of the negotiations, the parties developed a term sheet and entered into a confidentiality and consulting agreement in connection with the proposed transaction. In March 2001, PacifiCare and RxConnect terminated negotiations and refused to close the proposed transaction. In April 2001, ReadyScript ceased doing business and filed suit against PacifiCare and Rx Connect in Orange County California Superior Court alleging breach of the confidentiality and consulting agreements, misappropriation of trade secrets, unfair competition, fraud and other related claims. The court ordered the case to arbitration and in March 2004, the parties reached a confidential settlement agreement. After paying attorney's fees, all remaining proceeds were distributed to former ReadyScript employees who were owed unpaid wages.

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

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

11.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     Lancer's line-of-credit prohibits the transfer or dividend of funds to Biomerica, Inc. As a result, the following condensed unconsolidated balance sheet for Biomerica, Inc. as of May 31, 2005, and the condensed unconsolidated statements of operations and cash flows for the years ended May 31, 2005 and 2004 have been provided. No cash dividends were paid by the consolidated subsidiaries (see Note 3) during the years ended May 31, 2005 and 2004.

                     CONDENSED UNCONSOLIDATED BALANCE SHEET

     MAY 31,                                                       2005
     ---------------------------------------------------------------------------
                                     ASSETS

     CURRENT ASSETS:
           CASH                                               $     74,721
           AVAILABLE-FOR-SALE SECURITIES                             8,180
           ACCOUNTS RECEIVABLE, NET                                421,040
           INVENTORIES                                             911,150
           NOTES RECEIVABLE                                          7,619
           PREPAID EXPENSES AND OTHER                               47,157
     ---------------------------------------------------------------------------

     TOTAL CURRENT ASSETS                                        1,469,867

     INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED
           SUBSIDIARY, RESTRICTED                                  757,977
     INVENTORY, NON-CURRENT                                         18,000
     PROPERTY AND EQUIPMENT, NET                                   132,281
     INTANGIBLE ASSETS                                              12,938
     OTHER ASSETS                                                   13,419
     ---------------------------------------------------------------------------

                                                              $  2,404,482
     ===========================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           $    482,980
           ACCRUED COMPENSATION                                    462,775
           CURRENT PORTION OF NOTES PAYABLE-SHAREHOLDER            301,087
     ---------------------------------------------------------------------------

     TOTAL CURRENT LIABILITIES                                   1,246,842
     ---------------------------------------------------------------------------

     EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARIES,
           NET OF ADVANCES, UNRESTRICTED                           104,579
     ---------------------------------------------------------------------------

     SHAREHOLDERS' EQUITY:
           COMMON STOCK                                            460,193
           ADDITIONAL PAID-IN CAPITAL                           17,107,474
           ACCUMULATED OTHER COMPREHENSIVE INCOME                      526
           ACCUMULATED DEFICIT                                 (16,515,132)
     ---------------------------------------------------------------------------

     TOTAL SHAREHOLDERS' EQUITY                                  1,053,061
     ---------------------------------------------------------------------------

                                                              $  2,404,482
     ===========================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

                CONDENSED UNCONSOLIDATED STATEMENT OF OPERATIONS

     MAY 31,                                            2005            2004
     ---------------------------------------------------------------------------

     NET SALES                                      $ 3,322,523     $ 3,144,824
     COST OF SALES                                    2,073,144       2,159,327
     ---------------------------------------------------------------------------

     GROSS PROFIT                                     1,249,379         985,497
     ---------------------------------------------------------------------------

     OPERATING EXPENSES:
     SELLING, GENERAL AND ADMINISTRATIVE              1,001,098       1,143,190
     RESEARCH AND DEVELOPMENT                           178,070         157,877
     ---------------------------------------------------------------------------

     TOTAL OPERATING EXPENSES                         1,179,168       1,301,067
     ---------------------------------------------------------------------------

         OPERATING INCOME (LOSS)                         70,211        (315,570)

         OTHER INCOME (EXPENSE)                         (19,292)         14,383
     ---------------------------------------------------------------------------

     INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
         IN NET LOSS (INCOME) OF CONSOLIDATED
         SUBSIDIARIES AND INCOME TAXES                   50,919        (301,187)

     INTEREST IN NET LOSS (INCOME) OF
         CONSOLIDATED SUBSIDIARIES                       71,583          (2,937)

     INTEREST IN NET INCOME OF CONSOLIDATED
         SUBSIDIARIES - DISCONTINUED
         OPERATIONS                                    (183,723)        (75,849)

     INCOME (LOSS) FROM OPERATIONS BEFORE INCOME
     TAXES                                              163,059        (222,401)

     INCOME TAX EXPENSE                                     800             800
     ---------------------------------------------------------------------------

     NET INCOME (LOSS)                              $   162,259     $  (223,201)
     ===========================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

                CONDENSED UNCONSOLIDATED STATEMENT OF CASH FLOWS

     FOR THE YEARS ENDED MAY 31,                           2005          2004
     ---------------------------------------------------------------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
         NET INCOME (LOSS) FROM
           CONTINUING OPERATIONS                        $ 162,259     $(223,201)
         ADJUSTMENTS TO RECONCILE NET
           INCOME (LOSS) TO NET CASH PROVIDED (USED)
           IN OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                   69,479        67,708
           PROVISION FOR LOSSES ON
             ACCOUNTS RECEIVABLE                          (62,011)       57,357
           REALIZED GAIN ON SALE OF
             AVAILABLE-FOR-SALE SECURITIES                 (8,888)      (30,853)
           LOSS OF SUBSIDIARIES                          (112,134)      (78,786)
         OPTIONS AND WARRANTS ISSUED                       13,963        81,731
         INCREASE IN INVESTMENT IN AND
             ADVANCES TO CONSOLIDATED
             SUBSIDIARIES                                      --            --
         LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT         1,258            --
           NET CHANGE IN OTHER CURRENT
             ASSETS AND CURRENT LIABILITIES                17,719       101,708
     ---------------------------------------------------------------------------

     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                81,645       (24,336)
     ---------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         SALES OF AVAILABLE-FOR-SALE SECURITIES             8,888        45,967
         PURCHASE OF PROPERTY AND EQUIPMENT               (44,010)      (42,030)
     ---------------------------------------------------------------------------

     NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                             (35,122)        3,937
     ---------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         NET DECREASE (INCREASE)IN SHAREHOLDER LOANS      (16,231)        3,768
         EXERCISE OF STOCK OPTIONS                             --         2,000
         SALE OF COMMON STOCK, NET OF
           OFFERING EXPENSES                                   --        50,500
         INCREASE IN NOTES RECEIVABLE                      (3,800)       (1,400)
     ---------------------------------------------------------------------------

     NET CASH (USED IN) PROVIDED BY
         FINANCING ACTIVITIES                             (20,031)       54,868
     ---------------------------------------------------------------------------

     NET CHANGE IN CASH AND CASH EQUIVALENTS               26,492        34,469

     CASH AND CASH EQUIVALENTS AT
         BEGINNING OF YEAR                                 48,229        13,760
     ---------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS AT END OF YEAR           $  74,721     $  48,229
     ===========================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION -
         CASH PAID DURING THE YEAR FOR:
           INTEREST                                     $  30,071     $  19,200
           INCOME TAXES                                 $     800     $     800

     SUPPLEMENTAL SCHEDULE OF NON-CASH
         INVESTING AND FINANCING ACTIVITIES:
         CHANGE IN UNREALIZED HOLDING GAIN
           ON AVAILABLE-FOR-SALE SECURITIES             $ (17,940)    $  28,123
     ===========================================================================

           CHANGE IN MINORITY INTEREST DUE
           TO SUBSIDIARY SALE OF STOCK                  $ (31,494)    $(112,719)
     ===========================================================================

12.  DISCONTINUED OPERATIONS

     The following summarizes the net liabilities of the discontinued operations, ReadyScript, as of May 31, 2005 and the results of its operations for each of the years in the two-year period ended May 31, 2005.

     Balance sheet items:

     MAY 31,                                         2005
     --------------------------------------------------------

     Assets:
          Prepaid expenses and other               $   7,711
          Equipment                                       --
     --------------------------------------------------------
                                                       7,711
     Less liabilities:
          Accrued expenses                           112,290
     --------------------------------------------------------

     Net liabilities                               $ 104,579
     ========================================================

     Results of its operations items:

     YEARS ENDED MAY 31,                             2005          2004
     ---------------------------------------------------------------------------

     Legal settlements and related party
     debt forgiveness                              $ 177,372    $ 102,500

     Cost and expenses:

          General and administrative (reduction
            of previous expenses)                      6,351      (26,651)
     ---------------------------------------------------------------------------

     Total costs and expenses                          6,351      (26,651)
     ---------------------------------------------------------------------------

     Income from operations                        $ 183,723    $  75,849
     ===========================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

13. SUBSEQUENT EVENTS

     On March 16, 2005 management of Lancer Orthodontics signed a strategic marketing, sales and manufacturing agreement with Lingualcare, Inc. The terms of the agreement provide for Lancer to manufacture Lingualcare's products in Lancer's Mexicali facilities, and for Lancer to assist in introducing, marketing and promoting Lingualcare's orthodontic products. Lancer shall be paid for the manufacturing of the products, and shall further receive shares of Lingualcare's common stock and warrants to purchase additional shares of common stock. The vesting of the Shares and Warrants shall be based on certain milestones to be achieved over a three to four year period. This agreement will require Lancer to invest in new manufacturing equipment and upgrade its facility, and invest in sales and marketing expenditures.

     In July 2005 Lancer conducted a private placement, the purpose of which was to raise funds to proceed with the terms of the Lingualcare agreement. Lancer sold 722,769 shares of restricted common stock at the price of $.65 per share. Total gross proceeds to Lancer were $459,800. This private placement further reduced Biomerica's control and ownership percentage in Lancer. As a result, the financial statements of Lancer may not be consolidated with those of Biomerica as of this date.

     On July 21, 2005, Lancer entered into two equipment finance leases for the purchase of manufacturing equipment for the Lingualcare project. The leases have a total of $328,590 due and the minimum payments per month are $8,068. The term of the leases is forty-eight months. Lancer is also entering into or has entered into agreements to acquire other capital equipment for the Lingualcare project in the total amount of $229,110. These agreements have varying financing terms.

     On July 29, 2005, Biomerica entered into an agreement for the research, development and transfer of certain technology. The total of the project is estimated to be $55,000.

     In July 2005, Lancer signed a large contract manufacturing agreement with an orthodontic reseller, wherein the reseller has committed to purchase at least $960,000 of product from Lancer during the period of July 1, 2005 to October 1, 2006.

     On August 20, 2005, the Company and the holder of the holder of the Note Payable-shareholder described in Note 6 agreed to the extension of the note due date until September 1, 2006, at the same terms and conditions as the previous agreement.