Form 10QSB
period 2005-08-31
BIOMERICA INC
filed 2005-10-24
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2005                    Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,753,931 shares of common stock as of October 15, 2005.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three Months Ended
         August 31, 2005 and 2004..........................................1 & 2

         Consolidated Balance Sheet (unaudited) -
         August 31, 2005...................................................3 & 4

         Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended August 31, 2005 and 2004...........................5

         Consolidated Statement of Changes in Shareholders'
         Equity (unaudited) - Three Months Ended August 31, 2005...............6

         Notes to Consolidated Financial Statements (unaudited) ............7-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................18-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   23

Item 4.  Controls and procedures..............................................23

PART II  Other Information....................................................24

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities and Use of Proceeds............................24

Item 3.  Defaults upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

         Signatures...........................................................25


                                PART I - FINANCIAL INFORMATION
                               SUMMARIZED FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS

                                       BIOMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                          Three Months Ended
                                                                               August 31,
                                                                          2005           2004
                                                                       -----------    -----------
Net sales ..........................................................   $ 2,322,144    $ 2,184,437

     Cost of sales .................................................    (1,579,936)    (1,506,496)
                                                                       -----------    -----------
     Gross profit ..................................................       742,208        677,941
                                                                       -----------    -----------

Operating Expenses:
     Selling, general and administrative ...........................       753,160        710,063
     Research and development ......................................        84,777         71,049
                                                                       -----------    -----------
                                                                           837,937        781,112
                                                                       -----------    -----------

Operating loss from continuing operations ..........................       (95,729)      (103,171)
                                                                       -----------    -----------

Other Expense (income):
     Interest expense ..............................................        11,013          8,118
     Other income, net .............................................       (37,897)       (13,435)
                                                                       -----------    -----------
                                                                           (26,884)        (5,317)
                                                                       -----------    -----------

     Loss from continuing operations, before minority interest
       in net loss of consolidated subsidiaries and income taxes ...       (68,845)       (97,854)

Minority interest in net losses of consolidated subsidiaries .......       132,236         47,709
                                                                       -----------    -----------

Income (loss) from continuing operations, before income taxes ......        63,391        (50,145)

Income tax expense .................................................             0              0
                                                                       -----------    -----------

Net income (loss) from continuing operations .......................        63,391        (50,145)
                                                                       ===========    ===========




                                           BIOMERICA, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE GAIN (LOSS) - Continued (UNAUDITED)


Discontinued operations:
  Income (loss) from discontinued operations, net .................              --               --
                                                                      -------------    -------------
Net income (loss) .................................................          63,391          (50,145)

Other comprehensive gain (loss), net of tax
  Unrealized (loss) on available-for-sale securities ..............          (3,358)          (5,590)
                                                                      -------------    -------------

Comprehensive gain (loss) .........................................   $      60,033    $     (55,735)
                                                                      =============    =============

Basic net gain (loss) per common share:

     Net gain (loss) from continuing operations ...................   $         .01    $        (.01)
     Net gain (loss) from discontinued operations .................             .00              .00
                                                                      -------------    -------------
Basic net gain (loss) per common share ............................   $         .01    $        (.01)
                                                                      =============    =============

Diluted net gain (loss) per common share:
     Net gain (loss) from continuing operations ...................   $         .01    $        (.01)
     Net gain (loss) from discontinued operations .................             .00              .00
                                                                      -------------    -------------

Diluted net gain (loss) per common share ..........................   $         .01    $        (.01)
                                                                      =============    =============

Weighted average number of common and common equivalent shares:
     Basic ........................................................       5,753,686        5,752,431
                                                                      =============    =============
     Diluted ......................................................       6,620,621               --
                                                                      =============    =============


The accompanying notes are an integral part of these statements.




                                      BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                August 31,
                                                                                   2005
                                                                                ----------
Assets

Current Assets
    Cash and cash equivalents ...............................................   $  226,702
    Available for-sale securities ...........................................        4,822
    Accounts receivable, less allowance for doubtful accounts of $185,944 ...    1,788,711
    Inventories, net ........................................................    2,248,798
    Notes receivable ........................................................        7,169
    Prepaid expenses and other ..............................................      115,822
                                                                                ----------

          Total Current Assets ..............................................    4,392,024

Inventory, non-current ......................................................      611,000

Property and Equipment, net of accumulated depreciation and amortization ....      941,107

Intangible assets, net of accumulated amortization ..........................       11,644

Other Assets ................................................................       62,240
                                                                                ----------
                                                                                $6,018,015
                                                                                ==========

The accompanying notes are an integral part of these statements.




                                   BIOMERICA, INC.

                 CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                        August 31,
                                                                           2005
                                                                       ------------

Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit ................................................   $     25,000
     Accounts payable and accrued liabilities ......................      1,142,570
     Accrued compensation ..........................................        584,195
     Current portion of shareholder loan ...........................        295,026
     Net liabilities from discontinued operations ..................        104,579
                                                                       ------------

          Total Current Liabilities ................................      2,151,370

Minority interest ..................................................      2,803,104
                                                                       ------------
Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,753,931 ..............        460,313
     Additional paid-in-capital ....................................     17,057,801
     Accumulated other comprehensive gain ..........................         (2,832)
     Accumulated deficit ...........................................    (16,451,741)
                                                                       ------------

Total Shareholders' Equity .........................................   $  1,063,541
                                                                       ------------

Total Liabilities and Equity .......................................   $  6,018,015
                                                                       ============

The accompanying notes are an integral part of these statements.

                                          4






                                      BIOMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended August 31,                                   2005         2004
                                                                     ---------    ---------
Cash flows from operating activities:
Net loss from continuing operations ..............................   $  63,391    $ (50,145)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization ...............................      37,644       45,597
     Amortization of warrant expense for extension of loan .......          --       10,400
     Minority interest in net loss of consolidated
       Subsidiary ................................................    (132,236)     (47,709)
     Gain on sales of marketable securities ......................          --       (2,068)
     Common stock, warrants and options issued for services
       rendered ..................................................         234           --
     Provision for losses on accounts receivable .................      17,143       (4,991)
     Changes in current assets and liabilities:
       Accounts Receivable .......................................     (83,641)     (74,830)
       Inventories ...............................................    (158,620)    (195,319)
       Prepaid expenses and other current assets .................      (8,347)      (6,852)
       Accounts payable and other accrued liabilities ............      59,644       80,506
       Accrued compensation ......................................      (9,985)      71,169
                                                                     ---------    ---------

Net cash used in operating activities ............................    (214,773)    (174,242)
                                                                     ---------    ---------

Cash flows from investing activities:
     Sales of available-for-sale securities ......................          --        2,068
     Purchases of property and equipment .........................    (160,043)     (61,585)
                                                                     ---------    ---------
Net cash used in investing activities ............................    (160,043)     (59,517)
                                                                     ---------    ---------

Cash flows from financing activities:
     Change in minority interest .................................      20,500       22,500
     Increase (decrease) in shareholder loan .....................      (6,061)          --
     Exercise of stock options ...................................         398           --
     Decrease in line of credit at subsidiary ....................    (150,000)          --
     Common stock to be issued at subsidiary .....................     384,800           --
                                                                     ---------    ---------

Net cash provided by financing activities ........................     249,637       22,500
                                                                     ---------    ---------

Net cash used in discontinued operations .........................          --           --
                                                                     ---------    ---------

Net decrease in cash and cash equivalents ........................    (125,179)    (211,259)

Cash and cash equivalents at beginning of period .................     351,881      352,374
                                                                     ---------    ---------

Cash and cash equivalents at end of period .......................   $ 226,702    $ 141,115
                                                                     =========    =========

Supplemental disclosures on non-cash investing and financing activity:

  Change in unrealized holding loss on available-for-sale securities $ ( 3,358)   $  (5,590)
                                                                     =========    =========

  Change in minority interest due to subsidiary stock issuance ...   $ (50,185)   $  (4,100)
                                                                     =========    =========


The accompanying notes are an integral part of these statements.





                                                     BIOMERICA, INC.

                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                       FOR THE THREE MONTHS ENDED AUGUST 31, 2005


                                    Common Stock
                                                                           Accumulated
                             Number                         Additional        Other
                               of                            Paid-in       Comprehensive   Accumulated
                             Shares           Amount         Capital        Gain (loss)       Deficit          Total
                           ------------    ------------    ------------    ------------    ------------    ------------

Balance at
 May 31, 2005 ..........      5,752,431    $    460,193    $ 17,107,474             526    $(16,515,132)   $  1,053,061

Exercise of stock
  Options ..............          1,500             120             278                                             398

Change in
 unrealized
 gain on available
 for sale securities ...                                                         (3,358)                         (3,358)

Expense related to
 issuance of options ...                                            234                                             234

Issuance of stock
 at subsidiary .........                                        (50,185)                                        (50,185)

Net gain ...............                                                                         63,391          63,391
                           ------------    ------------    ------------    ------------    ------------    ------------
                              5,753,931    $    460,313    $ 17,057,801    $     (2,832)   $(16,451,741)   $  1,063,541
                           ============    ============    ============    ============    ============    ============




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2005

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for a summary of significant accounting policies utilized by the Company.

(2) As of August 31, 2005, the Company had cash and available-for-sale securities in the amount of $231,524 and working capital of $2,240,654. Cash and working capital totaling $176,933 and $2,007,549, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Of the total working capital, negative working capital of $104,579 relates to the discontinued operation, ReadyScript.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable ($313,318) bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and on August 20, 2005 was extended until September 1, 2006 at the same terms. Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made.

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

         In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from the current diagnostics operations is sufficient to fund the diagnostics operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing. The Lancer line of credit expired October 15, 2005. Management at Lancer is in the process of negotiating a renewal of the existing line of credit. There is no assurance that Lancer management will be able to renew that line of credit or obtain other such financing.

         Our independent registered public accounting firm has concluded that there is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report for the year ended May 31, 2005 in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

(3)

AUGUST 31,                                                  2005         2004
--------------------------------------------------------------------------------
Net income (loss) from continuing
  operations, as reported                               $   63,391   $  (50,145)
Plus: Stock-based employee compensation
  expense included in reported net income (loss)                --           --
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                             (14,692)      (3,892)
 -------------------------------------------------------------------------------
Net income (loss) from continuing operations, pro forma $   48,699   $  (54,037)
================================================================================

Pro forma net income (loss) from
   continuing operations
   per share - basic                                    $     0.01   $    (0.01)
================================================================================
Pro forma net income from
   continuing operations
   per share - diluted                                  $     0.01   $    (0.01)
================================================================================

Net income (loss) from discontinued
  operations, as reported                               $       --           --
Plus: Stock-based employee compensation
  expense included in reported net loss                         --           --
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                                  --           --
--------------------------------------------------------------------------------
Net income(loss) from discontinued operations,
  pro forma                                             $       --   $       --
================================================================================

Pro forma net income (loss) from
   discontinued operations
   per share - basic                                    $      .00   $     0.00
================================================================================
Pro forma net income (loss) from
   discontinued operations
   per share - diluted                                  $      .00   $     0.00
================================================================================

(4) The following summary presents the options granted, exercised, expired, and outstanding as of August 31, 2005:

                                                                    Weighted
                                                                     Average
                           Number of Options and Warrants            Exercise
                     Employee       Non-employee        Total         Price
                    ----------       ----------       ----------    ----------

Outstanding
May 31, 2005         1,427,808          174,829        1,602,637    $      .90

Granted                111,000               --          111,000           .53
Exercised               (1,500)              --           (1,500)          .27
Expired               (112,000)              --         (112,000)         2.03
                    ----------       ----------       ----------    ----------
Outstanding
August 31, 2005      1,425,308          174,829        1,600,137    $     .72
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

(7) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for a description of the investments in affiliates and consolidated subsidiaries.

(8) Reference is made to Notes 5 & 10 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for information on commitments and contingencies.

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $2,832 at August 31, 2005.

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

                                              For the Three Months Ended August 31, 2005
                                             --------------------------------------------
                                                Income         Shares         Per Share
                                              (Numerator)    (Denominator)      Amount
                                             ------------    ------------    ------------
Basic EPS -
     Income from continuing
       operations ......................     $     63,391              --    $        .01
     Income from discontinued
        operations .....................               --              --             .00
                                             ------------    ------------    ------------
                                             $     63,391       5,753,686    $        .01
                                             ============    ============    ============
Diluted EPS -
     Income attributable to common share -
      holders                                $     63,391       6,620,621    $        .01
                                             ============    ============    ============

                                              For the Three Months Ended August 31, 2004
                                             --------------------------------------------
                                                Income         Shares          Per Share
                                             (Numerator)    (Denominator)       Amount
                                             ------------    ------------    ------------
Basic EPS -
     Loss from continuing
       operations ......................     $    (50,145)             --    $       (.01)
     Income from discontinued
       operations ......................               --              --             .00
                                             ------------    ------------    ------------
                                             $    (50,145)      5,752,431    $       (.01)
                                             ============    ============    ============
Diluted EPS -
     Loss attributable to common share -
      holders                                $    (50,145)      5,752,431    $       (.01)
                                             ============    ============    ============

         The computation of diluted loss per share in fiscal 2005 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

(11) In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". In December 2003, FIN 46 was replaced by FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending March 15, 2004. Entities that have adopted FIN 46 prior to this date can continue to apply provisions of FIN 46 until the effective date of FIN 46R or early election of FIN 46R. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN No. 46 requires identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

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

         In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on June 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

         In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on June 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

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

(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                      For the Three Months Ended
                                                      8/31/05         8/31/04
                                                     ----------      ----------

         Revenues from sales to unaffiliated customers:
         United States                               $  932,000      $1,029,000
         Asia                                           127,000          71,000
         Europe                                         777,000         616,000
         South America                                  143,000          89,000
         Middle East                                     38,000          78,000
         Oceania                                        141,000         160,000
         Other                                          164,000         141,000
                                                     ----------      ----------
                                                     $2,322,000      $2,184,000
                                                     ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(13) During fiscal 2005, Lancer obtained a new line of credit with Community National Bank (formerly Cuyamaca Bank). As of August 31, 2005, borrowings were made at prime plus 2.0% (8.5% at August 31, 2005) and were for borrowing up to $400,000 which is limited to 80% of accounts receivable less than 90 days old. The outstanding balance at August 31, 2005 was $25,000 and the unused portion available at August 31, 2005 was approximately $340,000.

         The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term. The agreement prohibits the advancing of funds to Biomerica. Lancer is not required to maintain compensating balances in connection with this lending agreement. Lancer was in compliance with its debt covenants at August 31, 2005.

         The Lancer line of credit expired October 15, 2005. Lancer management is currently negotiating a renewal of the existing line of credit. There is no assurance that Lancer management will be able to renew that line of credit or obtain other such financing.

         Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under The Amendment. There was $297,087 of outstanding principal and $0 of interest payable under this note payable at August 31, 2005. As of October 17, 2005, the Company was not in compliance with the terms of the above agreements. Additional contingent payments totaling $10,500 that were due after the filing of the Company's Form 10KSB for the year ended May 31, 2005, have not been paid.

(14) During 2004, the Company sold 202,000 shares of common stock at a selling price of $0.25 per share. Proceeds to the Company were $50,500. Warrants to purchase 202,000 shares of the Company's restricted common stock at an exercise price of $0.25 were also granted as part of the private placement.

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

         During fiscal 2006 an employee of the Company exercised a stock option for 750 shares at the purchase price of $.20 per share and 750 shares at the purchase price of $.33 per share. The total proceeds to the Company was $398.

         In June 2005 the Company granted 111,000 stock options to purchase shares of common stock at an exercise price of $.53 to several of the Company's officers. The options vest over four years and have a term of five years. Management assigned a value of $0 to these options.

         On September 14, 2005, the Company granted 10,000 stock options to purchase shares of common stock at an exercise price of $.47 to an employee of the Company. The options vest over four years and have a term of five years. Management assigned a value of $0 to these options.

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

     SUBSIDIARY SALE OF STOCK

         During the years ended May 31, 2005 and 2004 the Company recognized a reduction in its additional paid in capital in the amount of $31,494 and $112,719, respectively, resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock. During the first quarter of fiscal 2006 the Company recognized a reduction in its additional paid in capital in the amount of $50,185, resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock and for shares issued to employees in lieu of wages. The Company has treated this reduction in its equity of the subsidiary as an equity transaction in the accompanying consolidated statement of stockholder's equity.

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

         During the first quarter of fiscal 2006, the Chief Executive Officer of Lancer was granted a stock option for 100,000 shares of Lancer common stock at the purchase price of $.65 per share. The options are exercisable one quarter per year, with the first quarter exercisable immediately, and have a term of five years.

         During the first quarter of fiscal 2006, a total of 31,538 shares valued at $20,500 were accrued to be issued to the Chief Executive Officer/Director and Chairman of the Board of Lancer for services rendered. Neither Director is taking a cash salary.

         In the first quarter of fiscal 2006 Lancer conducted a private placement, the purpose of which was to raise funds to proceed with the terms of the Lingualcare agreement. Lancer sold 592,000 shares of restricted common stock at the price of $.65 per share. Total gross proceeds to Lancer were $384,800. The stock was sold primarily to management and directors of Lancer (the directors are also directors of Biomerica). This private placement further reduced Biomerica's direct control and ownership percentage in Lancer. As of the date of this quarterly report, Biomerica's management has not made any determination whether, as a result of Lancer's most recent equity private placement (or of any subsequent issuances of Lancer's common stock), Biomerica will continue to consolidate Lancer's financial statements.

         During September 2005 Lancer sold an additional 130,769 shares of restricted common stock at a price of $.65 per share, as part of the private placement. Total gross proceeds were approximately $85,000. The stock was sold to a director of Lancer.

(15) Reportable business segments for the quarter ended August 31, 2005 and 2004 are as follows:

                                                          2005          2004
                    ------------------------------------------------------------

                    Domestic sales:
                       Orthodontic products         $    748,000   $    831,000
                    ============================================================

                       Medical diagnostic products  $    184,000   $    198,000
                    ============================================================

                    Foreign sales:
                       Orthodontic products         $    629,000   $    650,000
                    ============================================================

                       Medical diagnostic products  $    761,000   $    505,000
                    ============================================================

                    Net sales:
                       Orthodontic products         $  1,377,000   $  1,481,000
                       Medical diagnostic products       945,000        703,000
                    ------------------------------------------------------------

                    Total                           $  2,322,000   $  2,184,000
                    ============================================================

                    Operating gain (loss):
                       Orthodontic products         $   (188,000)  $    (81,000)
                       Medical diagnostic products        92,000        (22,000)
                    ------------------------------------------------------------

                    Total                           $    (96,000)  $   (103,000)
                    ============================================================

                    Operating loss from discontinued segment:
                       ReadyScript                            --             --
                    ------------------------------------------------------------

                    Total                           $         --   $         --
                    ============================================================

                    Domestic long-lived assets:
                       Orthodontic products         $    576,000   $    498,000
                       Medical diagnostic products       110,000        120,000
                    ------------------------------------------------------------

                    Total                           $    686,000   $    618,000
                    ============================================================

                    Foreign long-lived assets:
                       Orthodontic products         $    245,000   $    111,000
                       Medical diagnostic products        10,000         13,000
                    ------------------------------------------------------------

                    Total                           $    255,000   $    124,000
                    ============================================================

                    Total assets:
                       Orthodontic products          $ 4,268,000    $ 4,185,000
                       Medical diagnostic products     1,750,000      1,464,000
                    ------------------------------------------------------------

                    Total                            $ 6,018,000    $ 5,649,000
                    ============================================================

                    Depreciation and amortization
                     expense:
                       Orthodontic products         $     20,000   $     26,000
                       Medical diagnostic products        18,000         20,000
                    ------------------------------------------------------------

                    Total                           $     38,000   $     46,000
                    ============================================================

                    Capital expenditures:
                       Orthodontic products         $    156,000   $     62,000
                       Medical diagnostic products         4,000             --
                    ------------------------------------------------------------

                    Total                           $    160,000   $     62,000
                    ============================================================

The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended August 31, 2005 and 2004.

(16) Pursuant to the terms of the employment agreement between Lancer and Dan Castner, the Vice President of Sales and Marketing of Lancer, dated May 20, 2003, Lancer agreed to pay Mr. Castner an annual base salary of $135,000. In addition, Lancer granted Mr. Castner stock options on June 2, 2003, to purchase an aggregate of 120,000 shares of Lancer's common stock at an exercise price of $0.38 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of grant; (ii) 25% vesting on the second anniversary of the date of grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should Lancer be purchased by an affiliated third party, the options shall vest 100%.

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

(17) In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees and service fees of approximately $2,900 per month.

(18) On July 29, 2005, Biomerica entered into an agreement for the research, development and transfer of certain technology. The total of the project is estimated to be $55,000.

(19) On August 20, 2005, the Company and the holder of the Note payable-shareholder agreed to the extension of the note due date until September 1, 2006, at the same terms and conditions as the previous agreement.

(20) In July 2005, Lancer signed a large contract manufacturing agreement with an orthodontic reseller, wherein the reseller has committed to purchase at least $960,000 of product from Lancer during the period of July 1, 2005 to October 1, 2006.

(21) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

         As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2005. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2005.

(22) SUBSEQUENT EVENTS

In August and September (these replace agreements entered into July 21, 2005) Lancer entered into three equipment finance leases for the purchase of manufacturing equipment for the Lingualcare project. The lease payments begin in September and October and have a total of $424,574 due and minimum payments per month of $8,845. The term of the leases is forty-eight months. These agreements have varying financing terms.

The Lancer line of credit expired October 15, 2005. Lancer management is in the process of negotiating a renewal of the existing line of credit.

The Biomerica facilities lease will expire October 31, 2005. Management is currently negotiating an extension of that lease.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $2,322,144 for the first quarter of fiscal 2006 as compared to $2,184,437 for the same period in the previous year. This represents an increase of $137,707, or 6.3%. Of the total consolidated net sales for fiscal 2006, $1,377,098 is attributable to Lancer, and $945,046 to Biomerica. Lancer sales decreased by $103,765 over the same period in the previous fiscal year. The decrease in sales at Lancer was primarily due to a restructure of the sales force and distributor network, both of which Lancer is currently rebuilding. Biomerica sales increased by $241,472 primarily due to increased sales to foreign distributors.

         Cost of sales as a percentage of sales decreased from 69.0% to 68.0%. Lancer's cost of sales as a percentage of sales increased from 72.4% to 77.3%. This increase was attributable to lower sales without a comparable decrease in overhead. Biomerica's costs decreased from 62.9% of sales to 55.4% due primarily to more products being manufactured at the lower cost Mexico manufacturing operation and higher sales volume in relationship to fixed costs.

         Selling, general and administrative costs increased by $43,096, or 6.1%. Lancer had increased selling, general and administrative costs of $18,466 primarily due to an increase in domestic marketing labor expenses, and an increase in the bad debt reserve, which were offset by lower administrative labor expenses. Biomerica had an increase of $24,630, which was due to higher accounting costs and wages.

         Research and development increased by $13,728, or 19.3%. Lancer had a decrease in research and development costs of $6,952 due to one project being moved to production. Biomerica had increased research and development costs of $20,680 primarily due to the expense of a contract research project.

         For the three months ended August 31, 2005, other income of $37,897 was realized as compared to $13,435 in the prior year, which resulted in an increase of $24,462. Lancer had an increase of $1,143 and Biomerica had an increase of $23,319, primarily due to non-sale income recognized from a contract from a customer.

         Interest expense increased from $8,118 to $11,013 due to higher line of credit balances at Lancer.

         Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2005, for a more in-depth discussion of subsidiaries.

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         The following is the condensed unconsolidated balance sheet for Biomerica, Inc. as of August 31, 2005, and the condensed unconsolidated statements of operations for the quarters ended August 31, 2005 and 2004.

                     CONDENSED UNCONSOLIDATED BALANCE SHEET (UNAUDITED)

     AUGUST 31,                                                       2005
     ---------------------------------------------------------------------------
                                     ASSETS

     CURRENT ASSETS:
           CASH                                               $    49,769
           AVAILABLE-FOR-SALE SECURITIES                            4,822
           ACCOUNTS RECEIVABLE, NET                               467,490
           INVENTORIES                                          1,023,686
           NOTES RECEIVABLE                                         7,169
           PREPAID EXPENSES AND OTHER                              44,778
     ---------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                       1,597,714

     INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED
           SUBSIDIARY, RESTRICTED                                 667,373
     INVENTORY, NON-CURRENT                                        18,000
     PROPERTY AND EQUIPMENT, NET                                  120,000
     INTANGIBLE ASSETS                                             11,644
     OTHER ASSETS                                                  13,419
     ---------------------------------------------------------------------------

                                                              $ 2,428,150
     ===========================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           $   509,318
           ACCRUED COMPENSATION                                   455,686
           CURRENT PORTION OF NOTES PAYABLE-SHAREHOLDER           295,026
     ---------------------------------------------------------------------------

     TOTAL CURRENT LIABILITIES                                  1,260,030
     ---------------------------------------------------------------------------

     EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARIES,
           NET OF ADVANCES, UNRESTRICTED                          104,579
     ---------------------------------------------------------------------------

     SHAREHOLDERS' EQUITY:
           COMMON STOCK                                           460,313
           ADDITIONAL PAID-IN CAPITAL                          17,057,801
           ACCUMULATED OTHER COMPREHENSIVE INCOME                  (2,832)
           ACCUMULATED DEFICIT                                (16,451,741)
     ---------------------------------------------------------------------------

     TOTAL SHAREHOLDERS' EQUITY                                 1,063,541
     ---------------------------------------------------------------------------

                                                              $ 2,428,150
     ===========================================================================

                CONDENSED UNCONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

     AUGUST 31,                                         2005            2004
     ---------------------------------------------------------------------------
     NET SALES                                      $    945,046   $    703,575
     COST OF SALES                                      (523,856)      (442,694)
     ---------------------------------------------------------------------------

     GROSS PROFIT                                        421,190        260,881
     ---------------------------------------------------------------------------

     OPERATING EXPENSES:
     SELLING, GENERAL AND ADMINISTRATIVE                 272,148        247,518
     RESEARCH AND DEVELOPMENT                             64,621         43,941
     ---------------------------------------------------------------------------

     TOTAL OPERATING EXPENSES                            336,769        291,459
     ---------------------------------------------------------------------------

         OPERATING INCOME (LOSS)                          84,421        (30,578)

         OTHER INCOME (EXPENSE)                           19,389         (3,926)
     ---------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
         IN NET LOSS (INCOME) OF CONSOLIDATED
         SUBSIDIARIES AND INCOME TAXES                   103,810        (34,504)

     INTEREST IN NET LOSS (INCOME) OF
         CONSOLIDATED SUBSIDIARIES                        40,419         15,641

     INTEREST IN NET INCOME OF CONSOLIDATED
         SUBSIDIARIES - DISCONTINUED
         OPERATIONS                                           --             --

     INCOME (LOSS) FROM OPERATIONS BEFORE INCOME
     TAXES                                                63,391        (50,145)

     INCOME TAX EXPENSE                                       --             --
     ---------------------------------------------------------------------------

     NET INCOME (LOSS)                              $     63,391   $    (50,145)
     ===========================================================================


LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2005, the Company had cash and available-for-sale securities in the amount of $231,524 and working capital of $2,240,654. Cash and working capital totaling $176,933 and $2,007,549, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Of the total working capital, negative working capital of $104,579 relates to the discontinued operation, ReadyScript.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable ($313,318) bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and on August 20, 2005 was extended until September 1, 2006 at the same terms. Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made.

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

         In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business in Lancer and Biomerica to increase sales. Management believes that cash flows from current diagnostics operations is sufficient to fund diagnostics operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing. The Lancer line of credit expired October 15, 2005. Lancer management is currently negotiating the renewal the existing line of credit. There is no assurance that Lancer management will be able to renew that line of credit or obtain other such financing.

         Our independent registered public accounting firm has concluded that there is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report for the year ended May 31, 2005 in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         During the quarter ended August 31, 2005, the Company operations used cash of $214,773. This compares to cash provided by operations of $174,242 in the same period in the prior fiscal year. Of this there was cash used in operations of $194,316 and $115,654 at the Lancer subsidiary for the period ended August 31, 2005 compared to 2004. Cash provided by financing activities was $249,637 as compared to $22,500 in the prior fiscal year. The increase was primarily due to $384,800 received in the Lancer private placement, which was offset by $150,000 paid by Lancer to reduce the outstanding balance on the line of credit. Cash used in investing activities in fiscal 2006 was $160,043 compared to $59,517 for fiscal 2005. Of this, $156,164 was from purchases of property and equipment at Lancer. The balance of $3,879 was for purchases of property and equipment at Biomerica.

         The change in cash and cash equivalents at August 31, 2005 compared to August 31, 2004 was a decrease of $125,179. Of this Biomerica had a decrease of $24,952 and Lancer had a decrease of $100,227. Various factors contributed to the decrease at Lancer, among which were the pay down of the line of credit of $150,000, increased inventories of $61,537 and increased receivables of $28,325. Biomerica's decrease was attributable to various factors also, among which were increased receivables of $48,611, increased inventories of $112,536, which was offset by increased payables of $26,337 and net income before subsidiary of $103,810.

         During fiscal 2005, Lancer obtained a new line of credit with Community National Bank (formerly Cuyamaca Bank). Borrowings were made at prime plus 2.0% (8.5% at August 31, 2005) and were for borrowing up to $400,000 which is limited to 80% of accounts receivable less than 90 days old. The outstanding balance at August 31, 2005 was $25,000 and the unused portion available at August 31, 2005 was approximately $340,000.

         The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term. The agreement prohibits the advancing of funds to Biomerica. Lancer is not required to maintain compensating balances in connection with this lending agreement. The Company was in compliance with its debt covenants at August 31, 2005.

         The Lancer line of credit expired October 15, 2005. Lancer management is currently negotiating a renewal of the existing line of credit. There is no assurance that Lancer management will be able to renew that line of credit or obtain other such financing.

         Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under The Amendment. There was $297,087 of outstanding principal and $0 of interest payable under this note payable at August 31, 2005. As of October 17, 2005, the Company was not in compliance with the terms of the above agreements. Additional contingent payments totaling $10,500 that were due after the filing of the Company's Form 10KSB for the year ended May 31, 2005, have not been paid.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements contained in the Company's annual report on Form 10KSB for the period ended May 31, 2005, describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

         Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. The Company has classified certain inventory as long-term since it is estimated that it will not be used within the next year. Biomerica currently has $18,000 classified as long-term and Lancer has $593,000.

         In general, we have been in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At August 31, 2005, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

         Please refer to the annual report on Form 10-KSB for the period ended May 31, 2005 for an in-depth discussion of risk factors.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 31, 2005, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended August 31, 2005, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  October 24, 2005

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------------
                                            Zackary S. Irani
                                            Chief Executive Officer