Form 10QSB
period 2005-11-30
BIOMERICA INC
filed 2006-01-23
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2005                   Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,753,931 shares of common stock as of January 23, 2006.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three and Six Months Ended
         November 30, 2005 and 2004........................................3 & 4

         Consolidated Balance Sheet (unaudited) -
         November 30, 2005.................................................5 & 6

         Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended November 30, 2005 and 2004...........................7

         Notes to Consolidated Financial Statements (unaudited).............8-25

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................26-27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........28

Item 4.  Controls and procedures..............................................28

PART II  Other Information....................................................28

Item 1.  Legal Proceedings....................................................28

Item 2.  Changes in Securities and Use of Proceeds............................28

Item 3.  Defaults upon Senior Securities......................................28

Item 4.  Submission of Matters to a Vote of Security Holders..................28

Item 5.  Other Information....................................................29

Item 6.  Exhibits and Reports on Form 8-K.....................................29

         Signatures...........................................................30


                                              PART I - FINANCIAL INFORMATION
                                             SUMMARIZED FINANCIAL INFORMATION
                                               ITEM 1. FINANCIAL STATEMENTS

                                                     BIOMERICA, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                        Six Months Ended                Three Months Ended
                                                                          November 30,                     November 30,
                                                                     2005             2004             2005             2004
                                                                  -----------      -----------      -----------      -----------
Net sales ...................................................     $ 4,719,190      $ 4,346,972      $ 2,397,046      $ 2,162,533

     Cost of sales ..........................................       3,171,247        2,935,536        1,591,311        1,429,040
                                                                  -----------      -----------      -----------      -----------
     Gross profit ...........................................       1,547,943        1,411,436          805,735          733,493
                                                                  -----------      -----------      -----------      -----------

Operating Expenses:
     Selling, general and administrative ....................       1,593,580        1,498,333          840,420          788,303
     Research and development ...............................         154,581          142,507           69,804           71,459
                                                                  -----------      -----------      -----------      -----------
                                                                    1,748,161        1,640,840          910,224          859,762
                                                                  -----------      -----------      -----------      -----------

Operating loss from continuing operations ...................        (200,218)        (229,404)        (104,489)        (126,269)
                                                                  -----------      -----------      -----------      -----------

Other Expense (income):
     Interest expense .......................................          29,503           17,579           18,490            9,428
     Other income, net ......................................         (44,845)         (22,904)          (6,948)          (9,470)
                                                                  -----------      -----------      -----------      -----------
                                                                      (15,342)          (5,325)          11,542              (42)
                                                                  -----------      -----------      -----------      -----------

Loss from continuing operations, before minority interest
   in net loss of consolidated subsidiaries and
   income taxes .............................................        (184,876)        (224,079)        (116,031)        (126,227)

Minority interest in net losses of consolidated subsidiary ..         251,670          100,100          119,434           52,392
                                                                  -----------      -----------      -----------      -----------
Income (loss) from continuing operations, before income taxes          66,794         (123,979)           3,403          (73,835)

Income tax expense ..........................................           1,600            1,600            1,600            1,600
                                                                  -----------      -----------      -----------      -----------

Net income (loss) from continuing operations ................          65,194         (125,579)           1,803          (75,435)

The accompanying notes are an integral part of these statements.




                                                           BIOMERICA, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS - Continued (UNAUDITED)


                                                                      Six Months Ended          Three Months Ended
                                                                         November 30,               November 30,
                                                                     2005          2004         2005           2004
                                                                  -----------   -----------   -----------   -----------
Discontinued operations:
  Income from discontinued operations, net ....................            --         6,601            --         6,601
                                                                  -----------   -----------   -----------   -----------
Net income (loss) .............................................        65,194      (118,978)        1,803       (68,834)

Other comprehensive (loss) gain, net of tax
  Unrealized (loss) gain on available-for-sale
   securities .................................................        (4,380)       (7,442)       (1,022)       (1,852)
                                                                  -----------   -----------   -----------   -----------

Comprehensive income (loss) ...................................   $    60,814   $  (126,420)  $       781   $   (70,686)
                                                                  ===========   ===========   ===========   ===========

Basic net income (loss) per common share:

     Net income (loss) from continuing operations .............   $       .01   $     (.02)   $       .00   $      (.01)
     Net income (loss) from discontinued operations ............          .00          .00            .00           .00
                                                                  -----------   -----------   -----------   -----------
Basic net income (loss) per common share .......................  $       .01   $      (.02)  $       .00   $      (.01)
                                                                  ===========   ===========   ===========   ===========
Diluted net income (loss) per common share
     Net income (loss) from continuing operations .............   $       .01   $      (.02)  $       .00   $      (.01)
     Net income (loss) from discontinued operations ...........           .00           .00           .00           .00
                                                                  -----------   -----------   -----------   -----------

Diluted net income (loss) per common share ....................   $       .01   $      (.02)  $       .00   $      (.01)
                                                                  ===========   ===========   ===========   ===========

Weighted average number of common and common equivalent shares:
     Basic  ...................................................     5,753,791     5,752,431     5,753,912     5,752,431

     Diluted ..................................................     6,354,655     5,752,431     6,376,094     5,752,431
                                                                  ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.





                                       BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                November 30,
                                                                                    2005
                                                                                ------------
Assets

Current Assets
    Cash and cash equivalents ................................................   $  150,319
    Available for-sale securities ............................................        3,800
    Accounts receivable, less allowance for doubtful accounts of $186,744 ....    2,042,995
    Inventories, net of reserve of $176,209 ..................................    2,351,982
    Notes receivable .........................................................        6,719
    Prepaid expenses and other ...............................................      134,403
                                                                                 ----------

          Total Current Assets ...............................................    4,690,218

Inventory, non-current .......................................................      601,521

Property and Equipment, net of accumulated depreciation and amortization .....    1,317,575

Intangible assets, net of accumulated amortization ...........................       10,350

Other Assets .................................................................       62,240
                                                                                 ----------

                                                                                 $6,681,904
                                                                                 ==========

The accompanying notes are an integral part of these statements.




                                   BIOMERICA, INC.

                  CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                         November 30,
                                                                             2005
                                                                        -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit .................................................   $    240,000
     Accounts payable and accrued liabilities .......................      1,281,768
     Accrued compensation ...........................................        596,544
     Current portion of shareholder loan ............................        274,244
     Net liabilities from discontinued operations ...................        104,579
     Current portion of capital leases at subsidiary ................         71,978
                                                                        ------------

          Total Current Liabilities .................................      2,569,113

Long-term portion of capital leases at subsidiary....................        262,816

Minority interest ...................................................      2,793,002
                                                                        ------------
Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,753,931 ...............        460,313
     Additional paid-in-capital .....................................     17,050,452
     Accumulated other comprehensive gain ...........................         (3,854)
     Accumulated deficit ............................................    (16,449,938)
                                                                        ------------
Total Shareholders' Equity ..........................................      1,056,973

Total Liabilities and Equity ........................................   $  6,681,904
                                                                        ============

The accompanying notes are an integral part of these statements.





                                 BIOMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the six months ended November 30,                                              2005         2004
                                                                                ----------   ----------
Cash flows from operating activities:
Net income (loss) from continuing operations ................................   $  65,194    $(125,579)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization ..........................................      96,980       85,632
     Minority interest in net loss of consolidated
       Subsidiary ...........................................................    (251,670)    (100,100)
     Amortization of warrant expense for extension of loan ..................          --       10,400
     Gain on sales of marketable securities .................................          --       (8,888)
     Common stock, warrants and options issued for services
       rendered .............................................................         469          243
     Provision for losses on accounts receivable ............................      17,943      (49,321)
     Loss on disposal of fixed assets .......................................       1,704        1,258
     Provision for losses on inventory ......................................        (128)          --
     Changes in current assets and liabilities:
       Accounts receivable ..................................................    (338,727)      (8,877)
       Inventories ..........................................................    (252,197)    (241,893)
       Prepaid expenses and other current assets ............................     (26,479)     (51,650)
       Accounts payable and other accrued liabilities .......................     198,843      152,740
       Accrued compensation .................................................       2,364      134,062
                                                                                ----------   ----------

Net cash used in operating activities .......................................    (485,704)    (201,973)
                                                                                ----------   ----------

Cash flows from investing activities:
     Purchases of property and equipment ....................................    (235,664)    (121,111)

                                                                                ----------   ----------
Net cash used in investing activities .......................................    (235,664)    (121,111)
                                                                                ----------   ----------

Cash flows from financing activities:
     Change in minority interest ............................................      37,250       45,000
     Sales of available for sale securities .................................          --        8,888
     Decrease in shareholder loan ...........................................     (26,843)          --
     Gross proceeds from private placement at subsidiary ....................     469,800           --
     Exercise of stock options ..............................................         398           --
     Increase in line of credit at subsidiary................................      65,000      150,000
     Paydown on capital lease................................................     (25,799)          --
                                                                                ----------   ----------

Net cash provided by financing activities ...................................     519,806      203,888
                                                                                ----------   ----------

Net cash used in discontinued operations ....................................          --       (9,744)
                                                                                ----------   ----------

Net decrease in cash and cash equivalents ...................................     (201,562)   (128,940)

Cash at beginning of period .................................................      351,881     352,374
                                                                                ----------   ----------

Cash at end of period .......................................................   $  150,319   $ 223,434
                                                                                ==========   ==========

Supplemental Disclosure of Cash Flow Information
  Cash Paid During The Year For:
     Interest................................................................   $   27,742   $     -0-
     Income taxes............................................................   $    1,600   $     -0-
                                                                                ==========   ==========

Supplemental disclosures on non-cash financing activity

  Change in unrealized holding loss on available-for-sale securities.........       (4,380)         --
  Change in minority interest due to subsidiary stock issuance ..............      (57,769)    (15,512)
  Capital lease for purchase of fixed assets.................................      360,593          --
                                                                                ==========   ==========

The accompanying notes are an integral part of these statements.

                                        7


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     November 30, 2005

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for a summary of significant accounting policies utilized by the Company.

         In Note 2 under the section entitled, "Principles of Consolidation", in the description of the Company's consolidated subsidiaries, Lancer Orthodontics, Inc., is listed. Historically, certain Biomerica board members who owned shares of common stock of Lancer Orthodontics, Inc. had agreed to vote their shares of Lancer common stock in the same manner as the Biomerica board voted its shares of Lancer common stock for issues requiring the vote of Lancer's stockholders. These agreements, when combined with Biomerica's ownership interests in Lancer, resulted in Biomerica controlling over 50% of Lancer's voting securities and a consolidation of Lancer's financial statements into Biomerica's financial statements. As of December 1, 2005, the above-mentioned Biomerica board members reserved their right no longer to vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements will no longer be consolidated with those of Biomerica because Biomerica will no longer have direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica holds less than 20% of Lancer's common stock and therefore Biomerica's investment in Lancer will be accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or carried at cost, as appropriate.

         The following table presents on a pro forma basis a breakdown by company of the Statement of Operations for the six and three months ended November 30, 2005 and 2004, respectively.

                           PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                                                   Six Months Ended
                                                                  November 30, 2005
                                                           Intercompany           Pro-forma Adjustments
                                               Actual      Eliminations           Lancer       Biomerica
---------------------------------------------------------------------------------------------------------
NET SALES                                    $4,719,190                        $(2,925,038)   $1,794,152
COST OF SALES                                 3,171,247     $ 15,780 (1)        (2,190,495)      996,532
---------------------------------------------------------------------------------------------------------

GROSS PROFIT                                  1,547,943     $(15,780)             (734,543)      797,620
---------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                    1,593,580                         (1,029,059)      564,521
RESEARCH AND DEVELOPMENT                        154,581                           ( 42,470)      112,111
---------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                      1,748,161                         (1,071,529)      676,632
---------------------------------------------------------------------------------------------------------

    OPERATING INCOME (LOSS)                    (200,218)     (15,780)              336,986       120,988

OTHER EXPENSE (INCOME)
 Interest                                        29,503                            (14,456)       15,047
 Other expense (income)                         (44,845)     (15,780)(2)            33,096       (27,529)

---------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES              (184,876)                           318,346       133,470

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                      251,670     (319,146)(3)                --            --
                                                              67,476 (4)
---------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                            66,794     (251,670)              318,346       133,470
---------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                                1,600                               (800)          800
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                               $65,194    $(251,670)             $319,146      $132,670
=========================================================================================================

(1) To record the charge for rent by Lancer at the manufacturing facility in Mexico which was eliminated in consolidation.
(2) To record the income from Biomerica received by Lancer for rent at the Mexico facility, which was eliminated in consolidation.
(3) To de-consolidate Lancer's loss.
(4) Elimination of Biomerica's portion of Lancer's operations as if the termination of the voting agreement occurred May 31, 2005.




                                        PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                                           Three Months Ended
                                                            November 30, 2005
                                                                      Pro-forma Adjustments
                                                           Intercompany           Pro-forma Adjustments
                                               Actual      Eliminations           Lancer       Biomerica
---------------------------------------------------------------------------------------------------------
NET SALES                                     $2,397,046                         $(1,547,940)   $849,106
COST OF SALES                                  1,591,311         7,155  (1)       (1,125,790)    472,676
---------------------------------------------------------------------------------------------------------

GROSS PROFIT                                     805,735        (7,155) (1)         (422,150)    376,430
---------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE              840,420                            (548,048)    292,372
RESEARCH AND DEVELOPMENT                          69,804                             (22,314)     47,490
---------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                         910,224                            (570,362)    339,862
---------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                         (104,489)       (7,155) (1)          148,212      36,568

 OTHER EXPENSE (INCOME)
 Interest                                         18,490                             (11,566)      6,924
 Other expense (income)                           (6,948)       (7,155) (2)           14,086         (17)
---------------------------------------------------------------------------------------------------------
                                                  11,542        (7,155) (2)            2,520       6,907
---------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES               (116,031)                           (145,692)     29,661

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                       119,434      (146,492) (3)               --          --
                                                                27,058  (4)

INCOME TAX EXPENSE                                 1,600                                (800)        800
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                               $  1,803     $(119,434)             $146,492     $28,861
=========================================================================================================

(1) To record the charge for rent by Lancer at the manufacturing facility in Mexico which was eliminated in consolidation.
(2) To record the income from Biomerica received by Lancer for rent at the Mexico facility, which was eliminated in consolidation.
(3) To de-consolidate Lancer's loss.
(4) Elimination of Biomerica's portion of Lancer's operations as if the termination of the voting agreement occurred May 31, 2005.





                      PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                                                  Six Months Ended
                                                                 November 30, 2004
                                                            Intercompany             Pro-forma Adjustments
                                               Actual       Eliminations            Lancer          Biomerica
---------------------------------------------------------------------------------------------------------------
NET SALES                                    $4,346,972                           ($2,890,851)       $1,456,121
COST OF SALES                                 2,935,536        17,250 (1)          (2,042,002)          910,584
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                  1,411,436       (17,250)(1)           (848,849)          $545,537
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                    1,498,333                             (958,411)           539,922
RESEARCH AND DEVELOPMENT                        142,507                             ( 50,877)            91,630
---------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                      1,640,840                           (1,009,288)           631,552
---------------------------------------------------------------------------------------------------------------

    OPERATING INCOME (LOSS)                    (229,404)      (17,250)(1)            160,439            (86,015)

OTHER EXPENSE (INCOME)
 Interest                                        17,579                               (1,699)            15,880
 Other expense (income)                         (22,904)      (17,250)(2)             28,225            (11,929)
---------------------------------------------------------------------------------------------------------------
                                                 (5,325)      (17,250)(2)             26,526              3,951
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES              (224,079)                             133,913            (89,966)

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                      100,100      (134,913)(3)                 --                 --
                                                               34,813 (4)
INTEREST IN NET INCOME OF CONSOLIDATED
    SUBSIDIARIES - DISCONTINUED
    OPERATIONS                                    6,601                                                   6,601

INCOME TAX EXPENSE                                1,600                                 (800)               800
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                             $(118,978)    $(100,100)              $134,913          $( 84,165)
===============================================================================================================

(1) To record the charge for rent by Lancer at the manufacturing facility in Mexico which was eliminated in consolidation.
(2) To record the income from Biomerica received by Lancer for rent at the Mexico facility, which was eliminated in consolidation.
(3) To de-consolidate Lancer's loss.
(4) Elimination of Biomerica's portion of Lancer's operations as if the termination of the voting agreement occurred May 31, 2005.





                                       PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                                                  Three Months Ended
                                                                   November 30, 2004
                                                            Intercompany          Pro-forma Adjustments
                                               Actual       Eliminations        Lancer          Biomerica
---------------------------------------------------------------------------------------------------------
NET SALES                                    $2,162,533                      $ (1,409,989)      $752,544
COST OF SALES                                 1,429,040        8,625 (1)         (969,775)       467,890
---------------------------------------------------------------------------------------------------------

GROSS PROFIT                                    733,493       (8,625)(1)         (440,214)       284,654
---------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE             788,303                          (495,866)       292,437
RESEARCH AND DEVELOPMENT                         71,459                           (23,770)        47,689
---------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                        859,762                          (519,636)       340,126
---------------------------------------------------------------------------------------------------------

    OPERATING INCOME (LOSS)                    (126,269)      (8,625)(1)           79,422        (55,472)
OTHER INCOME (EXPENSE)
 Interest                                         9,428                            (1,699)         7,729
 Other expense (income)                          (9,470)      (8,625)(2)           10,357         (7,738)
---------------------------------------------------------------------------------------------------------
                                                    (42)      (8,625)(2)            8,658             (9)
---------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES              (126,227)                           70,764        (55,463)

MINORITY INTEREST IN NET LOSS (INCOME)           52,392      (71,564)(3)                              --
 OF LANCER                                                    19,172 (4)

INTEREST IN NET INCOME OF CONSOLIDATED
    SUBSIDIARIES - DISCONTINUED
    OPERATIONS                                    6,601                                --          6,601


INCOME TAX EXPENSE                                1,600                              (800)           800
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                            $  (68,834)    $(52,392)        $     71,564       $(49,662)
=========================================================================================================

(1) To record the charge for rent by Lancer at the manufacturing facility in Mexico which was eliminated in consolidation.

(2) To record the income from Biomerica received by Lancer for rent at the Mexico facility, which was eliminated in consolidation.

(3) To de-consolidate Lancer's loss.

(4) Elimination of Biomerica's portion of Lancer's operations as if the termination of the voting agreement occurred May 31, 2005.





                                    Balance sheet By Company as of November 30, 2005
                                    ------------------------------------------------

                                                                     Intercompany        Pro-forma Adjustments
                                                          Actual     Eliminations     Adjustments       Lancer           Biomerica

Assets

Current Assets
    Cash and cash equivalents                        $    150,319                                    $   (134,002)     $     16,317
    Available for-sale securities                           3,800                                              --             3,800
    Accounts receivable, less allowance for
     doubtful accounts of $12,601 at Biomerica
     and $174,143 at Lancer                             2,042,995                                      (1,590,504)          452,491
    Inventories, net of reserve of $3,558 at
     Biomerica and $172,651 at Lancer                   2,351,982                                      (1,245,698)        1,106,284
    Notes receivable                                        6,719                                              --             6,719
    Prepaid expenses and other                            134,403         (4,642)(1)                      (90,676)           39,085
                                                     ------------    ------------                     ------------     ------------

          Total Current Assets                          4,690,218         (4,642)(1)                   (3,060,880)        1,624,696

Inventory, non-current                                    601,521                                        (593,000)            8,521

Investment in Lancer                                           --        632,733 (2)   (222,596)(3)            --           410,137

Property and Equipment, net of accumulated
 depreciation and amortization                          1,317,575                                      (1,197,311)          120,264

Intangible assets, net of accumulated amortization         10,350                                              --            10,350

Other Assets                                               62,240                                         (48,821)           13,419
                                                     ------------                                     ------------     ------------

                                                     $  6,681,904   $    628,091    $  (222,596)      $(4,900,012)     $  2,187,387
                                                     ============   ============    ============      ============     ============
Liabilities and Shareholders' Equity

Current Liabilities

     Line of credit                                  $    240,000                                    $   (240,000)     $         --
     Accounts payable and accrued liabilities           1,281,768         (4,642)(4)                     (745,947)          531,179
     Accrued compensation                                 596,544                                        (153,536)          443,008
     Current portion of shareholder loan                  274,244                                              --           274,244
     Net liabilities from discontinued operations         104,579                                              --           104,579
     Current portion of capital leases                     71,978                                         (71,978)               --

                                                     ------------                                     ------------     ------------

          Total Current Liabilities                  $  2,569,113         (4,642)(4)                   (1,211,461)        1,353,010
                                                                                                      ------------     ------------

Long term portion of capital leases                       262,816                                        (262,816)               --

Minority Interest                                       2,793,002     (2,793,002)(5)                           --                --

Shareholders' Equity

  Common stock, $0.08 par value authorized
   25,000,000 shares, subscribed or issued and
    outstanding 5,753,931 for Biomerica and
    3,700,021for Lancer                                   460,313             --                               --           460,313
  Common stock subscribed                                      --         85,850 (6)                      (85,850)               --
  Additional paid-in-capital                           17,050,452      5,670,565 (6)   (222,596)(7)    (5,670,565)       16,827,856
  Accumulated other comprehensive gain                     (3,854)            --              --               --            (3,854)
  Accumulated deficit                                 (16,449,938)    (2,330,680)(6)                    2,330,680       (16,449,938)
                                                     ------------   ------------    ------------     ------------      ------------
Total Shareholders' Equity                              1,056,973      3,425,735 (6)   (222,596)(7)    (3,425,735)          834,377
                                                     ------------   ------------    ------------     ------------      ------------
Total Liabilities and Equity                         $  6,681,904   $    628,091    $  (222,596)(7)  $ (4,900,012)     $  2,187,387
                                                     ============   ============    ============     ============      ============


(1) To record the Lancer receivable balance owed by Biomerica to Lancer for services, which was eliminated in consolidation.
(2) To record Biomerica's investment in Lancer prior to consolidation.
(3) To write down the carrying amount of the Lancer investment on Biomerica's books to fair value as if the termination of the voting agreement occurred on November 30, 2005.
(4) To record the intercompany payable balance owed by Biomerica to Lancer for services, which was eliminated in consolidation.
(5) To eliminate minority interest which was a result of consolidation.
(6) To reverse the elimination of Lancer's shareholders' equity from Biomerica's books due to consolidation.
(7) To write down the carrying amount against paid-in-capital of the Lancer investment on Biomerica's books to fiar value in accordance with FASB 115 as if the termination of the voting alliance occurred November 30, 2005.

(2) As of November 30, 2005, the Company had cash and available-for-sale securities in the amount of $154,119 and working capital of $2,121,106. Cash and working capital totaling $134,002 and $1,849,419, respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica. Of the total working capital, negative working capital of $104,579 relates to the discontinued operation, ReadyScript.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under The Amendment. The agreement has since been extended for a one-year period and therefore it now expires August 31, 2006. There was $274,244 of outstanding principal and $0 of interest payable under this note payable at November 30, 2005. As of January 23, 2006, the Company was not in compliance with the terms of the above agreements. Additional contingent payments totaling $10,500 that were due after the filing of the Company's Form 10QSB for the quarter ended August 31, 2005, have not been paid.

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

         In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business to increase sales. Management believes that cash flows from the current diagnostics operations is sufficient to fund the diagnostics operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing. The Lancer line of credit expired October 15, 2005 and was extended by the bank until March 15, 2006. The bank has since decided not to renew the line of credit. After unsuccessfully attempting to find another acceptable line of credit with a commercial bank, two directors of Lancer have agreed to give Lancer a line of credit similar to the existing line with fundamentally the same terms and conditions as agreed to in the bank's agreement. This line of credit will be for a term of one year and begin when the other line expires on March 16, 2006.

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

                                                     Six Months Ended         Three Months Ended
November 30,                                         2005       2004            2005       2004
------------------------------------------------------------------------------------------------
Net income (loss) from continuing
  operations, as reported                       $  65,194   $ (125,579)    $   1,803  $( 75,435)
Plus: Stock-based employee compensation
  expense included in reported net income (loss)      469          243           235        243
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                    (16,103)     (14,229)       (1,411)    (7,923)
------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations,
 pro forma                                      $  49,560   $ (139,565)    $     627  $( 83,115)
================================================================================================

Pro forma net income (loss) from
   continuing operations
   per share - basic                           $      .01   $    (0.02)    $     .00   $   (.01)
================================================================================================
Pro forma net income (loss) from
   continuing operations
   per share - diluted                         $      .01   $    (0.02)    $    (.00)  $   (.01)
================================================================================================


(4) The following summary presents the options granted, exercised, expired, and outstanding as of November 30, 2005:

                                                                      Weighted
                                                                      Average
                         Number of Options and Warrants               Exercise
                    Employee        Non-employee        Total          Price
                    ---------       ------------     -----------    ----------
Outstanding
May 31, 2005       1,427,808            174,829       1,602,637         $ .90

Granted              121,000                 --         121,000           .53
Exercised             (1,500)                --          (1,500)          .27
Expired             (129,688)           (39,746)       (169,434)         2.02
Cancelled             (3,000)                --          (3,000)          .33
                    ---------       ------------     -----------    ----------
Outstanding
November 30, 2005  1,414,620            135,083       1,549,703         $0.75
                   ==========       ============     ===========    ==========

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

(7) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for a description of the investments in affiliates and consolidated subsidiaries. As of December 1, 2005, the financials of Lancer will no longer be consolidated with those of Biomerica. Please refer to the subsequent event footnote.

(8) Reference is made to Notes 5 & 10 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for information on commitments and contingencies.

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $3,854 at November 30, 2005.

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

                                              For the Six Months Ended November 30, 2005
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Numerator
     Income from continuing
       operations ......................     $    65,194                       $        .01
                                             ------------     ------------     ------------
                                             $    65,194         5,753,791     $        .01
                                             ============     ============     ============
Diluted EPS -
     Income attributable to common share -
      holders ..........................     $    65,194         6,354,655     $        .01
                                             ============     ============     ============

                                              For the Six Months Ended November 30, 2004
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  (125,579)               -      $       (.02)
     Gain (loss) from discontinued
        operations .....................           6,601                -               .00
                                             ------------     ------------     ------------
                                             $  (118,978)       5,752,431      $       (.02)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders ........................       $  (118,978)        5,752,431     $       (.02)
                                             ============     ============     ============





                                                For the Three Months Ended November 30, 2005
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Income from continuing
       operations ......................     $     1,803                                .00
                                             ------------     ------------     ------------
                                             $     1,803         5,753,912              .00
                                             ============     ============     ============
Diluted EPS -
     Gain attributable to common share -
      holders ........................       $     1,803         6,376,094              .00
                                             ============     ============     ============

                                              For the Three Months Ended November 30, 2004
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     ------------     ------------
Basic EPS -
     Loss from continuing
       operations ......................     $  ( 75,435)                -     $       (.01)
     Gain (loss) from discontinued
        operations .....................           6,601                 -              .00
                                             ------------     ------------     ------------
                                             $   (68,834)        5,752,431     $       (.01)
                                             ============     ============     ============
Diluted EPS -
     Loss attributable to common share -
      holders ........................       $  ( 68,834)        5,752,431     $       (.01)
                                             ============     ============     ============

         The computation of diluted loss per share for the period ended November 30, 2004 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive in that period due to losses incurred by the Company.


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

(12) Financial information about consolidated foreign and domestic operations and export sales is as follows:

                                                For the Six Months Ended
                                                11/30/05        11/30/04
                                                --------        --------
         Revenues from sales to
           unaffiliated customers:
         United States                         $1,963,000      $1,962,000
         Asia                                     227,000         114,000
         Europe                                 1,516,000       1,231,000
         South America                            426,000         166,000
         Oceania                                  288,000         347,000
         Middle East                              114,000         185,000
         Other                                    185,000         342,000
                                               ----------      ----------
                                               $4,719,000      $4,347,000
                                               ==========      ==========

No other geographic concentrations exist where net sales exceed 10% of total net sales.

(14) During fiscal 2005, Lancer obtained a new line of credit with Community National Bank (formerly Cuyamaca Bank). As of November 30, 2005, borrowings were made at prime plus 2.0% (9.0% at November 30, 2005) and were for borrowing up to $400,000 which is limited to 80% of accounts receivable less than 90 days old. The outstanding balance at November 30, 2005 was $240,000 and the unused portion available at November 30, 2005 was approximately $100,000.

         The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term. The agreement prohibits the advancing of funds to Biomerica. Lancer is not required to maintain compensating balances in connection with this lending agreement. Lancer was in compliance with its debt covenants at November 30, 2005.

         The Lancer line of credit expired October 15, 2005 and has been extended until March 15, 2006. The bank has since decided not to renew the line of credit. After unsuccessfully attempting to find an acceptable line of credit with a commercial bank, two directors of Lancer have agreed to give Lancer a line of credit similar to the existing line with fundamentally the same terms and conditions as agreed to in the bank's agreement. This line of credit will be for a term of one year and begin when the other line expires on March 16, 2006.

         Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under The Amendment. The agreement has since been extended for a one-year period and therefore it now expires August 31, 2006. There was $274,244 of outstanding principal and $0 of interest payable under this note payable at November 30, 2005. As of January 23, 2006, the Company was not in compliance with the terms of the above agreements. Additional contingent payments totaling $10,500 that were due after the filing of the Company's Form 10QSB for the quarter ended August 31, 2005, have not been paid.

(15) During 2004, the Company sold 202,000 shares of common stock at a selling price of $0.25 per share. Proceeds to the Company were $50,500. Warrants to purchase 202,000 shares of the Company's restricted common stock at an exercise price of $0.25 were also granted as part of the private placement.

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

         During the quarter ended August 31, 2005 the Company recognized a reduction in its additional paid in capital in the amount of $50,185 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer issuing shares of common stock during the quarter.

         During the quarter ended November 30, 2005 the Company recognized a decrease in its additional paid in capital in the amount of $7,584 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock.

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

         During the first quarter of fiscal 2006, a total of 20,000 shares valued at $13,000 and 11,538 shares valued at $7,500 were accrued to be issued to the Chief Executive Officer/Director and Chairman of the Board, respectively, of Lancer for services rendered. Neither Director is taking a cash salary.

         During the second quarter of fiscal 2006, a total of 20,000 shares valued at $13,000 and 5,769 shares valued at $3,750 were accrued to be issued to the Chief Executive Officer/Director and Chairman of the Board, respectively, of Lancer for Services rendered.

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

(16) Reportable business segments for the six months and quarter ended November 30, 2005 and 2004 are as follows:


                                               Six Months               Three Months
                                            Ended November 30,       Ended November 30,
                                            ------------------       ------------------
                                             2005         2004         2005         2004
    ---------------------------------------------------------------------------------------
    Domestic sales:
       Orthodontic products               $1,584,000  $1,563,000    $ 836,000   $  733,000
    =======================================================================================

       Medical diagnostic products        $  379,000  $  399,000    $ 200,000   $  201,000
    =======================================================================================

    Foreign sales:
       Orthodontic products               $1,341,000  $1,328,000    $ 712,000   $  677,000
    =======================================================================================

       Medical diagnostic products        $1,415,000   $1,057,000   $ 649,000   $  552,000
    =======================================================================================





                                               Six Months               Three Months
                                            Ended November 30,       Ended November 30,
                                            ------------------       ------------------
                                             2005         2004         2005         2004
    ---------------------------------------------------------------------------------------
    Net sales:
        Orthodontic products              $2,925,000  $2,891,000    $1,548,000  $1,410,000
        Medical diagnostic products        1,794,000   1,456,000       849,000     753,000
    ---------------------------------------------------------------------------------------

    Total                                 $4,719,000  $4,347,000    $2,397,000  $2,163,000
    =======================================================================================

    Operating (loss) income:
       Orthodontic products               $ (337,000)  $(161,000)   $ (148,000) $  (80,000)
       Medical diagnostic products           137,000     (68,000)        44,000   ( 46,000)
    ---------------------------------------------------------------------------------------

    Total                                 $ (200,000)  $(229,000)   $ (104,000) $ (126,000)
    =======================================================================================

    Gain (loss) from discontinued segment:
      ReadyScript                         $       --   $   6,601    $      --   $    6,601
    ---------------------------------------------------------------------------------------

    Total                                 $       --   $   6,601    $      --   $    6,601
    =======================================================================================

                                              As of November 30,
                                              2005          2004
    Domestic long-lived assets:
    Orthodontic products                  $  780,000  $   532,000
    Medical diagnostic products              104,000      115,000
                    ----------------------------------------------

    Total                                 $  884,000  $   647,000
                    ==============================================

    Foreign long-lived assets:
     Orthodontic products                 $  417,000  $   106,000
     Medical diagnostic products              16,000       13,000
                    ----------------------------------------------

    Total                                 $  433,000  $   119,000
                    ==============================================

    Total assets:
     Orthodontic products                 $4,900,000  $4,299,000
     Medical diagnostic products           1,782,000   1,518,000
------------------------------------------------------------------

    Total                                 $6,682,000  $5,817,000
==================================================================

Depreciation and amortization expense:
      Orthodontic products                $   63,000  $  50,000
      Medical diagnostic products             34,000     35,000
------------------------------------------------------------------

    Total                                 $   97,000  $  85,000
==================================================================

Capital expenditures:
  Orthodontic products                    $  575,000  $ 112,000
  Medical diagnostic products                 21,000      9,000
                    ----------------------------------------------

    Total                                 $  596,000  $ 121,000
                    ==============================================

         The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarter ended November 30, 2005 and 2004.

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

(20) On July 29, 2005, Biomerica entered into an agreement for the research, development and transfer of certain technology. The total of the project is estimated to be $55,000.

(21) On August 20, 2005, the Company and the holder of the Note payable-shareholder agreed to the extension of the note due date until September 1, 2006, at the same terms and conditions as the previous agreement.

(22) In July 2005, Lancer signed a large contract manufacturing agreement with an orthodontic reseller, wherein the reseller has committed to purchase at least $960,000 of product from Lancer during the period of July 1, 2005 to October 1, 2006.

(23) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2005. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2005. As a result of the Company's deconsolidation of Lancer which occurred December 1, 2005, both companies will now be required to purchase their own Directors' and Officers' insurance, rather than have a combined policy.

(24) In August and September 2005 Lancer entered into three equipment finance leases for the purchase of manufacturing equipment for the Lingualcare project (these replace the agreements entered into July 21, 2005). The lease payments began in September and October and have a total of $424,574 due and minimum payments per month of $8,845. The term of the leases is forty-eight months. These agreements have varying financing terms.

(25)The Lancer line of credit expired October 15, 2005 and was extended until March 15, 2006. The bank has since decided not to renew the line of credit. After unsuccessfully attempting to find an acceptable line of credit with a commercial bank, two directors of Lancer have agreed to give Lancer a line of credit similar to the existing line with fundamentally the same terms and conditions as agreed to in the bank's agreement. This line of credit will be for a term of one year and begin when the other line expires on March 16, 2006.

(26)The Biomerica facilities lease expired October 31, 2005. Management is currently negotiating an extension of that lease.

(27) CRITICAL ACCOUNTING POLICIES

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At November 30, 2005, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

(28) Risks and Uncertainties

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

SUBSEQUENT EVENTS

         Historically, certain Biomerica board members who owned shares of common stock of Lancer Orthodontics, Inc. had agreed to vote their shares of Lancer common stock in the same manner as the Biomerica board voted its shares of Lancer common stock for issues requiring the vote of Lancer's stockholders. These agreements, when combined with Biomerica's ownership interests in Lancer, resulted in Biomerica controlling over 50% of Lancer's voting securities and a consolidation of Lancer's financial statements into Biomerica's financial statements. As of December 1, 2005, the above-mentioned Biomerica board members reserved their right no longer to vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements will no longer be consolidated with those of Biomerica because Biomerica will no longer have direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica holds less than 20% of Lancer's common stock and therefore Biomerica's investment in Lancer will be accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or carried at cost, as appropriate.

         The Lancer line of credit expired October 15, 2005 and was extended until March 15, 2006. The bank has since decided not to renew the line of credit. After unsuccessfully attempting to find an acceptable line of credit with a commercial bank, two directors of Lancer have agreed to give Lancer a line of credit similar to the existing line with fundamentally the same terms and conditions as agreed to in the bank's agreement. This line of credit will be for a term of one year and begin when the other line expires on March 16, 2006.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $4,719,190 for the six months ended November 30, 2005 as compared to $4,346,972 for the same period in the prior fiscal year. This represents an increase of $372,218, or 8.6% for the six month period. Lancer had an increase for the six months of $34,187. Biomerica had a increase of $338,031, which resulted from higher sales to foreign distributors. Consolidated net sales for the quarter then ended were $2,397,046 as compared to $2,162,533 for the same period in the previous year. This represents an increase of $234,513, or 10.8%. Lancer had a sales increase of $137,951. The increase in sales at Lancer for the six months was primarily attributable to an increase in South American sales. For the three months sales increased at Lancer primarily due to increases in domestic sales. Increases in sales of $96,562 for the quarter at Biomerica were a result of sales of new products and sales to a new distributor.

         Cost of sales as a percentage of sales decreased from 67.5% to 67.2% for the six months and increased from 66.1% to 66.3% for the quarter. Lancer's cost of sales as a percentage of sales increased from 70.6% to 74.9% for the six months and for the quarter increased from 68.8% to 72.7%. The increases at Lancer were attributable to increased production costs. Biomerica's cost of sales as a percentage of sales decreased for the six months from 62.5% to 55.5%. For the quarter Biomerica's cost of sales decreased from 62.2% to 55.7%. The decreases at Biomerica were primarily due to the manufacturing at the Mexico facility and higher level of sales versus fixed costs.

         Selling, general and administrative costs increased by $95,247, or 6.4% for the six months and increased by $52,117, or 6.7% for the quarter. Lancer had increased selling, general and administrative costs of $70,648 for the six months and $52,182 for the quarter. The increase at Lancer was due to increased labor, travel and additional reserves for bad debt in the selling and marketing department. This was offset by lower general and administrative expenses due to lower labor costs. For the six months Biomerica had increased selling and administrative expenses of $24,599 due to higher costs of the November trade show. For the three months Biomerica had decreased expenses of $65.

         Research and development increased by $12,074, or 8.5% for the six months and decreased by $1,655, or 2.3% for the quarter. Lancer had a decrease in research and development costs of $8,407 and $1,456 for the six and three months, respectively, due to a special development project in the prior fiscal year. Biomerica had increased costs of $20,481 and decreased costs of $199 for the six and three months, respectively. The increased costs were a result of a research contract in this fiscal year.

         For the six months ended November 30, 2005, other income increased $21,941 compared to the prior year and decreased by $2,522 for the three months. The increase for the six months was primarily due to non-sale income recognized from a contract from a customer.

         Interest expense increased by $11,924 (67.8%) for the six months compared to the previous year and by $9,062 for the quarter. Lancer had increased interest expense of $12,757 for the six months and $9,867 for the quarter due to borrowing against the line of credit and the leasing of new equipment.

         Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2005, for a more in-depth discussion of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2005, the Company had cash and available-for-sale securities in the amount of $154,119 and working capital of $2,121,105. Cash and working capital totaling $134,002 and $1,849,419 respectively, relates to the Lancer subsidiary. Lancer's line of credit restricts Biomerica's ability to draw on Lancer's resources and, as such, said cash, working capital and equity are not available to Biomerica.

         Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under The Amendment. The agreement has since been extended for a one-year period and therefore it now expires August 31, 2006. There was $274,244 of outstanding principal and $0 of interest payable under this note payable at November 30, 2005. As of January 23, 2006, the Company was not in compliance with the terms of the above agreements. Additional contingent payments totaling $10,500 that were due after the filing of the Company's Form 10QSB for the quarter ended August 31, 2005, have not been paid.

         During the six months ended November 30, 2005, the Company operations used cash of $485,705. This compares to cash used by operations of $201,793 in the same period in the prior fiscal year. The Lancer subsidiary used cash in operations of $437,658 during the six months ended November 30, 2005 and $144,405 in the same period in the prior fiscal year. Cash provided by financing activities was $519,806, which was primarily a result of a private placement at Lancer of $469,800.

         The Company purchased $596,256 in fixed assets during the first six months of this fiscal year. Of this, $575,094 was a result of expenditures at the Lancer subsidiary.

         Various factors contributed to the cash used in operating activities. Increases in accounts receivable ($338,727) and inventories ($252,197) at both companies impacted the cash position. Lancer has invested heavily this fiscal year to purchase equipment for manufacturing products using a new technology. First sales of these products shall take place in the third fiscal quarter of 2006. Management believes that the investment in equipment at Lancer should translate into increased sales in beginning at the end of this fiscal year.

         During fiscal 2005, Lancer obtained a new line of credit with Community National Bank (formerly Cuyamaca Bank). As of November 30, 2005, borrowings were made at prime plus 2.0% (9.0% at November 30, 2005) and were for borrowing up to $400,000 which is limited to 80% of accounts receivable less than 90 days old. The outstanding balance at November 30, 2005 was $240,000 and the unused portion available at November 30, 2005 was approximately $100,000.

         The line of credit was collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit required, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term. The agreement prohibits the advancing of funds to Biomerica. Lancer is not required to maintain compensating balances in connection with this lending agreement.


         The Lancer line of credit expired October 15, 2005 and was extended until March 15, 2006. The bank has since decided not to renew the line of credit. After unsuccessfully attempting to find an acceptable line of credit with a commercial bank, two directors of Lancer have agreed to give Lancer a line of credit similar to the existing line with fundamentally the same terms and conditions as agreed to in the bank's agreement. This line of credit will be for a term of one year and begin when the other line expires on March 16, 2006.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 30, 2005, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended November 30, 2005, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2005 Annual Meeting of the Company's stockholders was held on November 22, 2005. The only matter voted upon at the meeting, as set forth in the proxy statement dated September 28, 2005, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Act of 1934, was the election of directors. The following summarizes the voting:

         Proposal No. 1:  Election of Directors

         Name                       For              Votes Withheld
         ----                       ---              --------------

         Barbieri                  4,827,890             76,985
         Cano                      4,824,790             80,085
         Irani                     4,827,890             76,985
         Moore                     4,827,790             77,085

         All directors were elected.

Item 5.  OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.  A Form 8-K was filed on
December 1, 2005 by Biomerica. It describes the deconsolidation of the Lancer subsidiary.

(a)      Exhibits

   31.1 Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1       Certification of CEO Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2       Certification of CFO Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 23, 2006

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------
                                                 Zackary S. Irani
                                                 Chief Executive Officer