Form 10QSB
period 2006-02-28
BIOMERICA INC
filed 2006-04-14
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2006                   Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,766,681 shares of common stock as of April 14, 2006.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three and Nine Months Ended
         February 28, 2006 and 2005........................................3 & 4

         Consolidated Balance Sheet (unaudited) -
         February 28, 2006.................................................5 & 6

         Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended February 28, 2006 and 2005......................7 & 8

         Notes to Consolidated Financial Statements (unaudited).............9-22

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................23-24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........25

Item 4.  Controls and procedures..............................................25

PART II  Other Information....................................................26

Item 1.  Legal Proceedings....................................................26

Item 2.  Changes in Securities and Use of Proceeds............................26

Item 3.  Defaults upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................26

         Signatures...........................................................27

     THE FOLLOWING CONSOLIDATED STATEMENT OF OPERATIONS HAS BEEN PREPARED ON
A PROSPECTIVE BASIS. THE DECONSOLIDATION OF LANCER ORTHODONTICS FROM BIOMERICA OCCURRED DECEMBER 1, 2005. THEREFORE, THE NINE MONTHS ENDED FEBRUARY 28, 2006, INCLUDE THE OPERATIONS FOR BIOMERICA DIAGNOSTICS FOR NINE MONTHS BUT ONLY SIX MONTHS OF OPERATIONS FOR LANCER ORTHODONTICS. THE NINE MONTHS ENDED FEBRUARY 28, 2005, INCLUDE NINE MONTHS OF OPERATIONS OF BOTH BIOMERICA DIAGNOSTICS AND LANCER ORTHODONTICS. THE THREE MONTHS ENDED FEBRUARY 28, 2006 INCLUDE ONLY THE RESULTS OF OPERATIONS FOR BIOMERICA DIAGNOSTICS AND THE THREE MONTHS ENDED FEBRUARY 28, 2005 INCLUDE THREE MONTHS OF OPERATIONS OF BOTH BIOMERICA DIAGNOSTICS AND LANCER ORTHODONTICS. PLEASE REFER TO THE FOLLOWING NOTE 1, WHICH GIVES A BREAKDOWN OF THE RESULTS BY COMPANY.


                                               PART I - FINANCIAL INFORMATION
                                              SUMMARIZED FINANCIAL INFORMATION
                                                ITEM 1. FINANCIAL STATEMENTS

                                                       BIOMERICA, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                             AND COMPREHENSIVE LOSS (UNAUDITED)
                                                        (SEE NOTE 1)

                                                                      Nine Months Ended              Three Months Ended
                                                                         February 28,                   February 28,
                                                                     2006            2005           2006             2005
                                                                  -----------     -----------    -----------     -----------

Net sales .....................................................   $ 5,717,260*    $ 6,691,509    $   998,070*    $ 2,344,536

     Cost of sales ............................................    (3,820,715)     (4,461,838)      (649,468)     (1,563,917)
                                                                  -----------     -----------    -----------     -----------
     Gross profit .............................................     1,896,545     $ 2,229,671    $   348,602     $   780,619
                                                                  -----------     -----------    -----------     -----------

Operating Expenses:
     Selling, general and administrative ......................     1,866,470       2,195,439        272,890         659,421
     Research and development .................................       193,360         203,816         38,779          61,309
                                                                  -----------     -----------    -----------     -----------
                                                                    2,059,830       2,399,255        311,669         720,730
                                                                  -----------     -----------    -----------     -----------

Operating (loss) income from continuing operations ............      (163,285)       (169,584)        36,933          59,889
                                                                  -----------     -----------    -----------     -----------

Other Expense (income):
     Interest expense .........................................        36,751          28,692          7,248          11,113
     Other income, net ........................................       (45,575)        (19,501)          (730)          3,472
                                                                  -----------     -----------    -----------     -----------
                                                                       (8,824)          9,191          6,518          14,585
                                                                  -----------     -----------    -----------     -----------

(Loss) income from continuing operations, before
  minority interest in net loss of consolidated
  subsidiaries and income taxes ...............................      (154,461)       (178,775)        30,415          45,304

Minority interest in net losses of consolidated subsidiary ....       251,670         127,270             --          27,170
                                                                  -----------     -----------    -----------     -----------
Income (loss) from continuing operations,
  before income taxes .........................................        97,209         (51,505)        30,415          72,474

Income tax expense ............................................         2,400           1,938            800             338
                                                                  -----------     -----------    -----------     -----------

Net income (loss) from continuing operations ..................        94,809         (53,443)        29,615          72,136


*THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS. PLEASE REFER
TO NOTE 1 FOR A BREAKDOWN OF RESULTS BY COMPANY.

                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS - Continued (UNAUDITED)
                                                           (SEE NOTE 1)

                                                                          Nine Months Ended              Three Months Ended
                                                                             February 28,                    February 28,
                                                                         2006            2005             2006            2005
                                                                     -------------   -------------    -------------   -------------
Discontinued operations:
  Income from discontinued operations, net .......................              --           6,600               --              --
                                                                     -------------   -------------    -------------   -------------
Net income (loss) ................................................          94,809         (46,843)          29,615          72,136

Other comprehensive loss, net of tax
  Unrealized loss on available-for-sale
   securities ....................................................        (240,100)        (12,904)        (236,286)         (5,462)
                                                                     -------------   -------------    -------------   -------------

Comprehensive (loss) income ......................................   $    (145,291)  $     (59,747)   $    (206,671)  $      66,674
                                                                     =============   =============    =============   =============

Basic net income (loss) per common share:

     Net income (loss) from continuing operations ................   $         .01   $        (.01)   $         .00   $         .01
     Net income (loss) from discontinued operations ..............             .00             .00              .00             .00
                                                                     -------------   -------------    -------------   -------------
Basic net income (loss) per common share .........................   $         .01   $        (.01)             .00   $         .01
                                                                     =============   =============    =============   =============
Diluted net income (loss) per common share
     Net income (loss) from continuing operations ................   $         .01   $        (.01)   $         .00   $         .01
     Net income (loss) from discontinued operations ..............             .00             .00              .00             .00
                                                                     -------------   -------------    -------------   -------------

Diluted net income (loss) per common share .......................   $         .01   $        (.01)   $         .00   $         .01
                                                                     =============   =============    =============   =============

Weighted average number of common and common equivalent shares: ..
     Basic .......................................................       5,753,831       5,752,431        5,753,912       5,752,431
                                                                     =============   =============    =============   =============
     Diluted .....................................................       6,617,955       5,752,431        6,604,035       6,568,121
                                                                     =============   =============    =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS. PLEASE REFER TO
NOTE 1 FOR A BREAKDOWN OF RESULTS BY COMPANY.


     THE FOLLOWING BALANCE SHEET PRESENTS FINANCIAL INFORMATION AFTER THE
DECONSOLIDATION OF LANCER ORTHODONTICS FROM BIOMERICA.

                                     BIOMERICA, INC.

                                BALANCE SHEET (UNAUDITED)


                                                                              February 28,
                                                                                 2006
                                                                              ----------
Assets

Current Assets
    Cash and cash equivalents .............................................   $   47,176
    Available for-sale securities .........................................      400,286
    Accounts receivable, less allowance for doubtful accounts of $10,750 ..      532,834
    Inventories, net of reserve of $2,972 .................................    1,166,778
    Notes receivable ......................................................        4,650
    Prepaid expenses and other ............................................       41,415
                                                                              ----------

          Total Current Assets ............................................    2,193,139

Inventory, non-current ....................................................        7,810

Property and Equipment, net of accumulated depreciation and amortization ..      122,854

Intangible assets, net of accumulated amortization ........................        9,057

Other Assets ..............................................................       13,419
                                                                              ----------

                                                                              $2,346,279
                                                                              ==========



The accompanying notes are an integral part of these statements.

                                   BIOMERICA, INC.

                 CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                       February 28,
                                                                           2006
                                                                       ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ......................   $    677,778
     Accrued compensation ..........................................        442,709
     Current portion of shareholder loan ...........................        267,602
     Net liabilities from discontinued operations ..................        104,579
                                                                       ------------

          Total Current Liabilities ................................      1,492,668

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares, ...
       subscribed or issued and outstanding 5,753,831 ..............        460,313
     Additional paid-in-capital ....................................     17,053,722
     Accumulated other comprehensive loss ..........................       (240,100)
     Accumulated deficit ...........................................    (16,420,324)
                                                                       ------------
Total Shareholders' Equity .........................................        853,611

Total Liabilities and Equity .......................................   $  2,346,279
                                                                       ============

The accompanying notes are an integral part of these statements.

                                          BIOMERICA, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended February 28,                                        2006         2005
                                                                           ---------    ---------
Cash flows from operating activities:
Net income (loss) from continuing operations ...........................   $  94,809    $ (53,443)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
     Depreciation and amortization .....................................     107,597      120,747
     Minority interest in net loss of consolidated subsidiary ..........    (251,670)    (127,270)
     Gain on sales of marketable securities ............................          --       (8,888)
     Common stock, warrants and options issued for services rendered ...       3,739       10,712
     Common stock issued by subsidiary for services rendered ...........          --       58,250
     Provision for losses on accounts receivable .......................      16,092      (61,414)
     Loss on disposal of fixed assets ..................................       1,704        1,258
     Provision for losses on inventory .................................        (714)          --
     Changes in current assets and liabilities:
       Accounts receivable .............................................    (417,219)    (181,100)
       Inventories .....................................................    (311,394)    (162,643)
       Prepaid expenses and other current assets .......................     (22,098)      58,622
       Accounts payable and other accrued liabilities ..................     340,800      126,772
       Accrued compensation ............................................       2,065       82,709
                                                                           ---------    ---------
Net cash used in operating activities ..................................    (436,289)    (135,688)
                                                                           ---------    ---------
Cash flows from investing activities:
     Purchases of property and equipment ...............................    (247,577)    (177,950)
     Other assets ......................................................          --      (13,419)
                                                                           ---------    ---------
Net cash used in investing activities ..................................    (247,577)    (191,369)
                                                                           ---------    ---------
Cash flows from financing activities:

     Sales of available for sale securities ............................          --        8,888
     Change in minority interest .......................................      37,250           --
     Decrease in shareholder loan ......................................     (33,485)          --
     Exercise of stock options .........................................         398
     Exercise of stock option at subsidiary ............................          --        1,170
     Increase in line of credit at subsidiary ..........................      65,000      195,415
     Payments of capital leases at subsidiary ..........................     (25,799)          --
     Private placement at subsidiary ...................................     469,800           --

                                                                           ---------    ---------
Net cash provided by financing activities ..............................     513,164      205,473
                                                                           ---------    ---------
Net cash used in discontinued operations ...............................          --       (9,744)
                                                                           ---------    ---------
Net decrease in cash and cash equivalents ..............................    (170,702)    (131,328)

Net decrease in cash-reclassification of
    Lancer Orthodontics Inc. to the cost method ........................    (134,003)          --

Cash at beginning of period ............................................     351,881      352,374
                                                                           ---------    ---------
Cash at end of period ..................................................   $  47,176    $ 221,046
                                                                           =========    =========
Supplemental Disclosure of Cash Flow Information
  Cash Paid During The Year For:
     Interest ..........................................................   $  36,751    $  28,692
     Income taxes ......................................................   $   2,400    $   1,938
                                                                           =========    =========
Supplemental disclosures on non-cash investing & financing activity

  Change in unrealized holding loss on available-for-sale securities ...   $(240,626)   $ (12,904)
                                                                           =========    =========
  Change in minority interest due to subsidiary stock issuance .........   $ (57,769)   $ (26,872)
                                                                           =========    =========
  Capital lease for purchase of fixed assets ...........................   $ 360,593    $      --
                                                                           =========    =========
  Increase in investment due to de-consolidation of Lancer .............   $ 632,732    $      --
                                                                           =========    =========

The accompanying notes are an integral part of these statements.

                                 BIOMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For the nine months ended February 28,                    2006           2005
                                                      -----------    -----------

Changes due to de-consolidation of Lancer

     Accounts Receivable ..........................   $ 1,590,504    $        --
     Inventories ..................................     1,838,698             --
     Prepaid expenses and other current assets ....        90,676             --
     Net fixed assets .............................     1,197,310             --
     Other ........................................        48,821             --
                                                      -----------    -----------
Subtotal assets ...................................     4,766,009             --
                                                      -----------    -----------

     Accounts payable and other accrued liabilities       899,483             --
     Line of credit ...............................       240,000             --
     Capital lease ................................       334,794             --
     Subscribed stock .............................        85,850             --
     Common stock .................................     5,670,565             --
     Accumulated deficit ..........................    (2,330,680)            --
                                                      -----------    -----------
Subtotal liabilities & equity .....................    (4,900,012)            --
                                                      -----------    -----------
Net decrease in cash ..............................   $  (134,003)   $        --
                                                      ===========    ===========


The accompanying notes are an integral part of these statements.



NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2006

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for a summary of significant accounting policies utilized by the Company.

         In Note 2 under the section entitled, "Principles of Consolidation", in the description of the Company's consolidated subsidiaries, Lancer Orthodontics, Inc., is listed. Historically, certain Biomerica board members who owned shares of common stock of Lancer Orthodontics, Inc. had agreed to vote their shares of Lancer common stock in the same manner as the Biomerica board voted its shares of Lancer common stock for issues requiring the vote of Lancer's stockholders. These agreements, when combined with Biomerica's ownership interests in Lancer, resulted in Biomerica controlling over 50% of Lancer's voting securities and a consolidation of Lancer's financial statements into Biomerica's financial statements. As of December 1, 2005, the above-mentioned Biomerica board members reserved their right no longer to vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements will no longer be consolidated with those of Biomerica because Biomerica will no longer have direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica holds less than 20% of Lancer's common stock and therefore Biomerica's investment will be accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or carried at cost, as appropriate.

         THE FOLLOWING TABLES PRESENTS ON A PRO FORMA BASIS A BREAKDOWN BY COMPANY OF THE STATEMENT OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005. THE FIRST TABLE PRESENTS BIOMERICA ON A STAND-ALONE BASIS FOR ALL PERIODS SHOWN. THIS IS FOLLOWED BY A BREAKDOWN BY COMPANY FOR THE NINE MONTH PERIODS ENDED FEBRUARY 28, 2006 AND 2005. ALSO INCLUDED IS A BREAKDOWN OF THE THREE MONTHS ENDED FEBRUARY 28, 2005. THE THREE MONTHS ENDED FEBRUARY 28, 2006 IN THE STATEMENT OF OPERATIONS REPRESENTS BIOMERICA ON AN UNCONSOLIDATED BASIS. THE PROFORMA STAND- ALONE RESULTS OF BIOMERICA (BELOW) ARE PRESENTED AS IF THE DECISION TO NO LONGER VOTE THEIR SHARES OF LANCER IN THE SAME MANNERS AS THE BIOMERICA BOARD VOTES BIOMERICA'S SHARES OF LANCER DISCUSSED ABOVE OCCURRED MAY 31, 2005.

                                  STAND-ALONE RESULTS FOR BIOMERICA (UNAUDITED)


                                                           Nine Months Ended             Three Months Ended
                                                              February 28,                  February 28,
                                                          2006           2005           2006           2005
                                                       -----------    -----------    -----------    -----------

Net sales ..........................................   $ 2,792,222    $ 2,329,117    $   998,070    $   872,996

     Cost of sales .................................    (1,646,000)    (1,398,084)      (649,468)      (525,115)
                                                       -----------    -----------    -----------    -----------
     Gross profit ..................................     1,146,222        931,033        348,602        347,881
                                                       -----------    -----------    -----------    -----------

Operating Expenses:
     Selling, general and administrative ...........       837,411        797,983        272,890        220,377
     Research and development ......................       150,890        131,060         38,779         39,430
                                                       -----------    -----------    -----------    -----------
                                                           988,301        929,043        311,669        259,807
                                                       -----------    -----------    -----------    -----------

Operating income from continuing operations ........       157,921          1,990         36,933         88,074
                                                       -----------    -----------    -----------    -----------

Other Expense (income):
     Interest expense ..............................        22,295         23,780          7,248          7,900
     Other income, net .............................       (28,259)       (12,400)          (730)          (402)
                                                       -----------    -----------    -----------    -----------

                                                            (5,964)        11,380          6,518          7,498
                                                       -----------    -----------    -----------    -----------
(Loss) income from continuing operations, before
   minority interest in net loss of consolidated
   subsidiaries and income taxes ...................       163,885         (9,390)        30,415         80,576

Income tax expense .................................         1,600            800            800             --
                                                       -----------    -----------    -----------    -----------

Net income (loss) from continuing operations .......       162,285        (10,190)        29,615         80,576
Income from discontinued operations, net ...........            --          6,600             --             --
                                                       -----------    -----------    -----------    -----------
Net income (loss) ..................................   $   162,285    $    (3,590)   $    29,615    $    80,576
                                                       ===========    ===========    ===========    ===========






                          PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                             Nine Months Ended
                                             February 28, 2006

                                                                                    Lancer
                                                               Intercompany       Pro-forma      Biomerica
                                                  Actual       Eliminations       adjustments   Stand-alone
                                                -----------    -----------       -----------    -----------

NET SALES                                       $ 5,717,260                      $(2,925,038)   $ 2,792,222
COST OF SALES                                    (3,820,715)   $   (15,780)(1)     2,190,495     (1,646,000)
                                                -----------    -----------       -----------    -----------

GROSS PROFIT                                      1,896,545    $   (15,780)         (734,543)     1,146,222
                                                -----------    -----------       -----------    -----------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                        1,866,470                       (1,029,059)       837,411
RESEARCH AND DEVELOPMENT                            193,360                          (42,470)       150,890
                                                -----------    -----------       -----------    -----------

TOTAL OPERATING EXPENSES                          2,059,830                       (1,071,529)       988,301
                                                -----------    -----------       -----------    -----------

    OPERATING INCOME (LOSS)                        (163,285)       (15,780)          336,986        157,921

OTHER EXPENSE (INCOME)
 Interest expense                                    36,751                          (14,456)        22,295
 Other expense (income)                             (45,575)       (15,780)(2)        33,096        (28,259)
                                                -----------    -----------       -----------    -----------
                                                     (8,824)       (15,780)(2)        18,640         (5,964)
                                                -----------    -----------       -----------    -----------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                  (154,461)                         318,346       163,885

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                          251,670       (319,146)(3)            --             --
                                                                    67,476 (4)                           --
                                                -----------    -----------       -----------    -----------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                97,209       (251,670)          318,346        163,885
                                                -----------    -----------       -----------    -----------

INCOME TAX EXPENSE                                    2,400                             (800)         1,600
                                                -----------    -----------       -----------    -----------

NET INCOME (LOSS)                               $    94,809    $  (251,670)      $   319,146    $   162,285
                                                ===========    ===========       ===========    ===========


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







                          PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                             Nine Months Ended
                                             February 28, 2005

                                                                                    Lancer
                                                               Intercompany       Pro-forma      Biomerica
                                                  Actual       Eliminations       adjustments   Stand-alone
                                                -----------    -----------       -----------    -----------
NET SALES                                       $ 6,691,509                      ($4,362,392)   $ 2,329,117
COST OF SALES                                    (4,461,838)       (25,875)(1)     3,089,629     (1,398,084)
                                                -----------    -----------       -----------    -----------

GROSS PROFIT                                      2,229,671        (25,875)(1)    (1,272,763)       931,033
                                                -----------    -----------       -----------    -----------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                        2,195,439                       (1,397,456)       797,983
RESEARCH AND DEVELOPMENT                            203,816                          (72,756)       131,060
                                                -----------    -----------       -----------    -----------

TOTAL OPERATING EXPENSES                          2,399,255                       (1,470,212)       929,043
                                                -----------    -----------       -----------    -----------

    OPERATING INCOME (LOSS)                        (169,584)       (25,875)(1)       197,449          1,990

OTHER EXPENSE (INCOME)
 Interest expense                                    28,692                           (4,912)        23,780
 Other expense (income)                             (19,501)       (25,875)(2)        32,976        (12,400)
                                                -----------    -----------       -----------    -----------
                                                      9,191        (25,875)(2)        28,064         11,380
                                                -----------    -----------       -----------    -----------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                  (178,775)                         169,385         (9,390)

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                          127,270       (170,523)(3)            --             --
                                                                    43,253 (4)
                                                -----------    -----------       -----------    -----------
INTEREST IN NET INCOME OF CONSOLIDATED
    SUBSIDIARIES - DISCONTINUED
    OPERATIONS                                        6,600                                           6,600

INCOME TAX EXPENSE                                    1,938                           (1,138)           800
                                                -----------    -----------       -----------    -----------

NET INCOME (LOSS)                               $   (46,843)   $  (127,270)      $   170,523    $    (3,590)
                                                ===========    ===========       ===========    ===========


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






                          PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                             Three Months Ended
                                              February 28, 2005

                                                                                   Lancer
                                                               Intercompany       Pro-forma      Biomerica
                                                  Actual       Eliminations      adjustments    Stand-alone
                                                -----------    -----------       -----------    -----------

NET SALES                                       $ 2,344,536                      $(1,471,540)   $   872,996
COST OF SALES                                    (1,563,917)        (8,625)(1)     1,047,427       (525,115)
                                                -----------    -----------       -----------    -----------

GROSS PROFIT                                        780,619         (8,625)(1)      (424,113)       347,881
                                                -----------    -----------       -----------    -----------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE                 659,421                         (439,044)       220,377
RESEARCH AND DEVELOPMENT                             61,309                          (21,879)        39,430
                                                -----------    -----------       -----------    -----------

TOTAL OPERATING EXPENSES                            720,730                         (460,923)       259,807
                                                -----------    -----------       -----------    -----------

    OPERATING INCOME (LOSS)                          59,889         (8,625)(1)        36,810         88,074
OTHER INCOME (EXPENSE)
 Interest expense                                    11,113                           (3,213)         7,900
 Other expense (income)                               3,472         (8,625)(2)         4,751           (402)
                                                -----------    -----------       -----------    -----------
                                                     14,585         (8,625)(2)         1,538          7,498
                                                -----------    -----------       -----------    -----------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                    45,304                           35,272         80,576

MINORITY INTEREST IN NET LOSS (INCOME)               27,170        (35,610)(3)                           --
 OF LANCER                                                           8,440 (4)
                                                -----------    -----------       -----------    -----------

Income (loss) from operations
  Before income taxes                                72,474        (27,170)           35,272         80,576
                                                -----------    -----------       -----------    -----------

INCOME TAX EXPENSE                                      338                             (338)            --
                                                -----------    -----------       -----------    -----------

NET INCOME (LOSS)                               $    72,136    $   (27,170)      $    35,610    $    80,576
                                                ===========    ===========       ===========    ===========

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



PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

(2) As of February 28, 2006, the Company had cash and available-for-sale securities in the amount of $447,462 and working capital of $700,471. Of the $447,462 in cash and available-for-sale securities, and $700,471 in working capital, $396,466 relates to stock held in the former subsidiary, Lancer Orthodontics. This stock is restricted and should the Company desire to sell this stock on the open market, it may be subject to certain trading restrictions as imposed by the Federal Securities Act of 1933. Of the total working capital, negative working capital of $104,579 relates to the discontinued operation, ReadyScript.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all of the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. The collateral remains the same under the Amendment. The agreement has since been extended for a one-year period and therefore now expires August 31, 2006. There was $267,602 of outstanding principal and $0 of interest payable under this note payable at February 28, 2006. As of April 14, 2006, the Company was not in compliance with the terms of the above agreements. An additional contingent payment totaling $10,500 that was due after the filing of the Company's Form 10QSB for the quarter ended August 31, 2005, and $10,500 that was due after the filing of the Company's Form 10QSB for the quarter ended November 30, 2005 have not been paid.

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

         In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business to increase sales. Management believes that cash flows from the current diagnostics operations is sufficient to fund the diagnostics operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica has no open or existing operating line of credit or loans on which it can draw any new or additional debt financing.

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

                                                     Nine Months Ended      Three Months Ended
February 28,                                         2006        2005        2006        2005
                                                   --------    --------    --------    --------
Net income (loss) from continuing
  operations, as reported                          $ 94,809    $(53,443)   $ 29,615    $ 72,136
Plus: Stock-based employee compensation
  expense included in reported net income (loss)        702         312         233          69
Less: Stock-based employee compensation
  expense determined using fair value
  based method                                      (17,483)    (22,960)     (1,380)     (8,731)
                                                   --------    --------    --------    --------
Net income (loss) from continuing operations,
 pro forma                                         $ 78,028    $(76,091)   $ 28,468    $ 63,474
                                                   ========    ========    ========    ========

Pro forma net income (loss) from
   continuing operations
   per share - basic                               $    .01    $  (0.01)   $    .00    $    .01
                                                   ========    ========    ========    ========
Pro forma net income (loss) from
   continuing operations
   per share - diluted                             $    .01    $  (0.01)   $    .00    $    .01
                                                   ========    ========    ========    ========


(3) The following summary presents the options granted, exercised, expired, and outstanding as of February 28, 2006:

                                                                       Weighted
                                                                        Average
                                 Number of Options and Warrants        Exercise
                               Employee    Non-employee    Total        Price
                              ----------   ----------   ----------     --------
Outstanding
May 31, 2005                   1,427,808      174,829    1,602,637     $    .90

Granted                          141,000           --      141,000          .52
Exercised                        (14,250)          --      (14,250)         .27
Expired                         (235,688)     (37,246)    (272,934)        1.47
Cancelled                        (27,050)          --      (27,050)         .56
                              ----------   ----------   ----------     --------
Outstanding
February 28, 2006              1,291,820      137,583    1,429,403     $   0.77
                              ==========   ==========   ==========     ========

(4) The information set forth in these consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(5) Consolidated results of operations for the interim periods covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

(6) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for a description of the investments in affiliates and consolidated subsidiaries. As of December 1, 2005, the financials of Lancer have not been consolidated with those of Biomerica. Please refer to footnote 23 contained herein.

(7) Reference is made to Notes 5 & 10 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, for information on commitments and contingencies.

(8) Aggregate cost exceeded market value of available-for-sale securities by approximately $3,834 at February 28, 2006.

(9) Earnings Per Share

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

                                             For the Nine Months Ended February 28, 2006
                                             ------------------------------------------
                                                Income         Shares       Per Share
                                              (Numerator)   (Denominator)     Amount
                                             ------------   ------------   ------------
Numerator
     Income from continuing
       operations ..........................   $   94,809      5,753,831   $        .01
                                             ------------   ------------   ------------
                                               $   94,809      5,753,831   $        .01
                                             ------------   ------------   ------------
Effect of dilutive securities:
  Options and warrants .....................                    864,024
Diluted EPS -
     Income attributable to common share
      holders ..............................   $   94,809      6,617,955   $        .01
                                             ============   ============   ============


                                             For the Nine Months Ended February 28, 2005
                                             ------------------------------------------
                                                Income         Shares       Per Share
                                              (Numerator)   (Denominator)     Amount
                                             ------------   ------------   ------------
Basic EPS -
     Loss from continuing
       operations ......................     $    (53,443)     5,752,431   $       (.01)
     Gain (loss) from discontinued
        operations .....................            6,600                           .00
                                             ------------   ------------   ------------
                                             $   ($46,843)     5,752,431   $       (.01)
                                             ============   ============   ============
Diluted EPS -
     Loss attributable to common share
      holders ........................       $    (46,843)     5,752,431   $       (.01)
                                             ============   ============   ============


                                            For the Three Months Ended February 28, 2006
                                             ------------------------------------------
                                                Income         Shares       Per Share
                                              (Numerator)   (Denominator)     Amount
                                             ------------   ------------   ------------
Basic EPS -
     Income from continuing
       operations ......................     $     29,615      5,753,912   $        .00
                                             ------------   ------------   ------------
                                             $     29,615      5,753,912   $        .00
                                             ------------   ------------   ------------

Effect of dilutive securities...........                         850,204

Diluted EPS -
     Gain attributable to common share -
      holders ........................       $     29,615      6,604,035   $        .00
                                             ============   ============   ============






                                            For the Three Months Ended February 28, 2005
                                             ------------------------------------------
                                                Income         Shares       Per Share
                                              (Numerator)   (Denominator)     Amount
                                             ------------   ------------   ------------
Basic EPS -
     Gain from continuing
       operations ......................     $     72,136      5,752,431   $        .01
                                             ------------   ------------   ------------
                                             $     72,136      5,752,431   $        .01
                                             ------------   ------------   ------------

Effect of dilutive securities...........                         815,690

Diluted EPS -
     Gain attributable to common share -
      holders ........................       $     72,136      6,568,121   $        .01
                                             ============   ============   ============


(10) In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". In December 2003, FIN 46 was replaced by FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending March 15, 2004. Entities that have adopted FIN 46 prior to this date can continue to apply provisions of FIN 46 until the effective date of FIN 46R or early election of FIN 46R. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN No. 46 requires identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

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

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("FAS No. 155"). This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply FAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning June 1, 2007. The Company does not expect the adoption of FAS No. 155 to have a material impact on the Company's financial statements.

(11) Financial information about consolidated foreign and domestic operations and export sales is as follows. The period ended February 28, 2006, includes nine months of sales for Biomerica and six months of sales for Lancer. The period ended February 28, 2005 shows consolidated numbers for the nine months ended February 28, 2005, as well as a breakdown by company:


For the nine months ended 2/28/06:    Consolidated      Lancer       Biomerica
                                      ------------   ------------   ------------
Revenues from sales to unaffiliated customers:
United States                         $  2,286,000    ($1,584,000)  $    702,000
Asia                                       267,000        (23,000)       244,000
Europe                                   2,010,000       (678,000)     1,332,000
South America                              441,000       (379,000)        62,000
Oceania                                    427,000        (17,000)       410,000
Other                                      286,000       (244,000)        42,000
                                      ------------   ------------   ------------
                                      $  5,717,000    ($2,925,000)  $  2,792,000
                                      ============   ============   ===========

For the nine months ended 2/28/05:    Consolidated      Lancer       Biomerica
                                      ------------   ------------   ------------
Revenues from sales to unaffiliated customers:
United States                         $  2,915,000    ($2,245,000)  $    670,000
Asia                                       184,000        (26,000)       158,000
Europe                                   2,065,000     (1,260,000)       805,000
South America                              299,000       (260,000)        39,000
Oceania                                    493,000       (226,000)       267,000
Other                                      736,000       (346,000)       390,000
                                      ------------   ------------   ------------
                                      $  6,692,000    ($4,363,000)  $  2,329,000
                                      ============   ============   ============

     No other geographic concentrations exist where net sales exceed 10% of total net sales.

(12) During fiscal 2005, Biomerica granted 169,000 stock options to purchase shares of common stock at an exercise price of $.33 to select employees and consultants of the Company. The options vest over four years, and have a term of five years. Management assigned a value of $3,500 to these options. These options were granted under the Company's existing 1995 and 1999 Stock Option and Restricted Stock Plan.

         During fiscal 2005, Biomerica granted 75,000 stock options to purchase shares of common stock at an exercise price of $.40 to outside directors and the President. The options vest over four years, and have a term of five years. Management assigned a value of $0 to these options.

         During fiscal 2006 an employee of the Company exercised a stock option for 750 shares at the purchase price of $.20 per share and 750 shares at the purchase price of $.33 per share. The total proceeds to the Company was $398. Options for an additional 12,750 shares were exercised at the end of February 2006. Of these shares, 9,000 were at the purchase price of $.20 per share and 3,750 were at a price of $.33 per share. The proceeds to the Company for these options was $3037.50. These shares have been classified as Common Stock Subscribed as of February 28, 2006, since they had not been issued as of that date.

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

     On February 28, 2006, the Company granted 20,000 stock options to purchase Shares of common stock at an exercise price of $.48 to employees of the Company. The options vest over four years and have a term of five years. Management assigned a value of $0 to these options.

     On February 28, 2006, the Board of Directors approved a private placement to raise from $50,000 to $150,000 at a purchase price of $.50 per share. One warrant per every three shares purchased shall be issued. The warrants will be at an exercise price of $.65 and expire five years from date of grant.

         Options and warrants granted to employees are assigned values of $0 if the options are granted at current market value as quoted on Yahoo Finance as of the date of grant. If options or warrants are granted at a price which is below market value, the option or warrant is assigned a value according to the amount per share it is below market value times the number of shares granted. Options or shares granted to non-employees are assigned values according to current market value, using the Black-Sholes model for option valuation. The term used in the calculation of the options or warrants is the life of the option. A discount rate equivalent to five-year (or other life of the option or warrant) Treasury constant maturity interest rates is utilized. The historical volatility of the stock is calculated using weekly historical closing prices for the prior year as reported by Yahoo Finance. For purposes of the SFAS 123 footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

         When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the Board of Directors approval of such issuance.

Effect of Sale of Stock at Subsidiary (for the period of June 1, 2005 through November 30, 2005)

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

        During the quarter ended February 28, 2006, the Company recognized an increase in its accumulated other comprehensive loss in the amount of $236,266 which was a result of the write-down of the stock which the Company owns in Lancer Orthodontics. This occurred because the Company de-consolidated its financials from Lancer, as discussed in Note 1, and the investment was written down to current market value as reported on Yahoo Finance (Lancer is traded on the Pink Sheets under the symbol LANZ.PK). Previous to that time, the investment was eliminated in consolidation.

Subsidiary Options, Warrants and Stock Activity (for the period of June 1, 2005 through November 30, 2005)

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

         During September 2005 Lancer sold an additional 130,769 shares of restricted common stock at a price of $.65 per share, as part of the private placement. Total gross proceeds were approximately $85,000. The stock was sold to a director of Lancer and Biomerica.

(13) Reportable business segments for the nine months and three months ended February 28, 2006 and 2005 are as follows. THE NINE MONTH FIGURES FOR FISCAL 2006 INCLUDE ONLY SIX MONTHS OF SALES FOR LANCER ORTHODONTICS SINCE DECONSOLIDATION OCCURRED AT THE BEGINNING OF THE THIRD QUARTER (SEE NOTE 1). THE THREE MONTH FIGURES FOR FISCAL 2006 ONLY INCLUDE SALES FOR BIOMERICA.


                                      Nine Months              Three Months
                                   Ended February 28,       Ended February 28,
                                -----------------------   ----------------------
                                   2006         2005         2006         2005
                                ----------   ----------   ---------   ----------
Domestic sales:
   Orthodontic products         $1,584,000   $2,245,000   $      --   $  682,000
                                ==========   ==========   =========   ==========

   Medical diagnostic products  $  702,000   $  670,000   $ 323,000   $  271,000
                                ==========   ==========   =========   ==========

Foreign sales:
   Orthodontic products         $1,341,000   $2,117,000   $      --   $  789,000
                                ==========   ==========   =========   ==========

   Medical diagnostic products  $2,090,000   $1,660,000   $ 675,000   $  603,000
                                ==========   ==========   =========   ==========

                                                Nine Months                 Three Months
                                             Ended February 28,           Ended February 28,
                                         --------------------------    -------------------------
                                            2006           2005           2006           2005
                                         -----------    -----------    -----------   -----------
Net sales:
    Orthodontic products                 $ 2,925,000    $ 4,362,000    $        --   $ 1,471,000
    Medical diagnostic products            2,792,000      2,330,000        998,000       874,000
                                         -----------    -----------    -----------   -----------

Total                                    $ 5,717,000    $ 6,692,000    $   998,000   $ 2,345,000
                                         ===========    ===========    ===========   ===========

Operating (loss) income:
   Orthodontic products                  $  (321,000)   $  (198,000)   $        --   $   (37,000)
   Medical diagnostic products               158,000         28,000         37,000        97,000
                                         -----------    -----------    -----------   -----------

Total                                    $  (163,000)   $  (170,000)   $    37,000   $    60,000
                                         ===========    ===========    ===========   ===========

Gain (loss) from discontinued segment:
  ReadyScript                            $        --    $     6,600    $        --   $        --
                                         -----------    -----------    -----------   -----------

Total                                    $        --    $     6,600    $        --   $        --
                                         ===========    ===========    ===========   ===========

                                        19

                                                         As of February 28,
                                                      2006               2005
                                                   ----------         ----------
Domestic long-lived assets:
Orthodontics products                              $       --         $  555,000
Medical diagnostic products                           103,000            118,000
                                                   ----------         ----------
Total                                              $  103,000         $  673,000
                                                   ==========         ==========

Foreign long-lived assets:
Orthodontics products                              $       --         $  102,000
Medical diagnostic products                            20,000             15,000
                                                   ----------         ----------
Total                                              $   20,000         $  117,000
                                                   ==========         ==========

Total assets:
Orthodontic products                                       --         $4,208,000
Medical diagnostic products                         2,346,000          1,632,000
                                                   ----------         ----------
Total                                              $2,346,000         $5,840,000
                                                   ==========         ==========


Capital expenditures:
Orthodontics products                              $  575,000         $  149,000
Medical diagnostic products                            33,000             29,000
                                                   ----------         ----------
Total                                              $  608,000         $  178,000
                                                   ==========         ==========


         The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the nine months ended February, 2006 and 2005.

(14) In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; the lease is $2,335 and service fees are approximately $2,900 per month.

(15) On July 29, 2005, Biomerica entered into an agreement for the research, development and transfer of certain technology. The total of the project is estimated to be $55,000.

(16) On August 20, 2005, the Company and the holder of the Note payable-shareholder agreed to the extension of the note due date until September 1, 2006, at the same terms and conditions as the previous agreement.

(17) In July 2005, Lancer signed a large contract manufacturing agreement with an orthodontic reseller, wherein the reseller has committed to purchase at least $960,000 of product from Lancer during the period of July 1, 2005 to October 1, 2006.

(18) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 28, 2006. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 28, 2006. As a result of the Company's deconsolidation of Lancer which occurred December 1, 2005, both companies will now be required to purchase their own Directors' and Officers' insurance, rather than have a combined policy.

(19) In August and September 2005 Lancer entered into three equipment finance leases for the purchase of manufacturing equipment for the Lingualcare project (these replace the agreements entered into July 21, 2005). The lease payments began in September and October and have a total of $424,574 due and minimum payments per month of $8,845. The term of the leases is forty-eight months. These agreements have varying financing terms. Biomerica has no financial responsibility with respect to these leases.

(20) The Biomerica facilities lease expired October 31, 2005. Management is currently negotiating an extension of that lease.

(21) CRITICAL ACCOUNTING POLICIES

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At February 28, 2006, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

(22) Risks and Uncertainties

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

Risk of Product Liability - Testing, manufacturing and marketing of the Company's products entail risk of product liability. The Company currently has product liability insurance. There can be no assurance, however, that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability to maintain such insurance at a reasonable cost or in sufficient amounts could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

(23) Historically, certain Biomerica board members who owned shares of common stock of Lancer Orthodontics, Inc. had agreed to vote their shares of Lancer common stock in the same manner as the Biomerica board voted its shares of Lancer common stock for issues requiring the vote of Lancer's stockholders. These agreements, when combined with Biomerica's ownership interests in Lancer, resulted in Biomerica controlling over 50% of Lancer's voting securities and a consolidation of Lancer's financial statements into Biomerica's financial statements. As of December 1, 2005, the above-mentioned Biomerica board members reserved their right no longer to vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements will no longer be consolidated with those of Biomerica because Biomerica will no longer have direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica holds less than 20% of Lancer's common stock and therefore Biomerica's investment in Lancer will be accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or carried at cost, as appropriate.

Subsequent Events

     In March 2006 the FDA conducted a routine inspection of the Company. The FDA noted five observations which need correction. Management of the Company has made a commitment to correct all of these observations within six weeks and does not anticipate any difficulty in being able to comply with this commitment.

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

RESULTS OF OPERATIONS

     Nine and Three Months Comparison for the period ended February 28, 2006 versus 2005

IN THE NINE-MONTH PERIOD IN FISCAL 2006, THE LANCER ORTHODONTICS' FINANCIALS WERE ONLY CONSOLIDATED WITH THOSE OF BIOMERICA FOR SIX OF THE NINE MONTHS, WHEREAS THEY WERE INCLUDED FOR NINE MONTHS IN THE NINE-MONTH PERIOD IN FISCAL 2005. THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 2006 DID NOT INCLUDE ANY SALES OF LANCER, WHEREAS THE PRIOR YEAR INCLUDED THREE MONTHS OF SALES FOR LANCER.

         Consolidated net sales for Biomerica were $5,717,260 for the nine months ended February, 2006 as compared to $6,691,509 for the same period in the prior fiscal year. This represents a decrease of $974,249, or 14.6% for the nine month period. The overall decrease in sales from February 28, 2005 compared to February 28, 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, the sales of Biomerica increased from $2,329,117 to $2,792,222, or $463,105 (20.0%) for the nine months ended February 28, 2006 as compared to 2005. For the three months ended February 28, 2006 and 2005, sales decreased by $1,346,466, or 57.4%. The overall decrease in sales for the three months then ended is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, Biomerica sales increased from $872,996 to $998,070, or $125,074 (14.3%). Sales increased due to higher sales to foreign distributors, as well as increased sales of certain product lines.

         For the nine months of fiscal 2006 compared to 2005, cost of sales as a percentage of sales increased slightly from 66.7% of sales to 66.8% of sales. For the nine months of fiscal 2006 compared to 2005, Biomerica on a stand-alone basis had a decrease from 60.0% to 58.9%. On a stand-alone basis for the three-month period of fiscal 2006 compared to fiscal 2005, cost of goods as a percentage of sales increased from 60.2% to 65.1%. The increase is attributable to some non-recurring expenses and yearly expenses that occurred in the quarter ended February 28, 2006.

         Selling, general and administrative costs decreased by $328,969, or 15.0% for the nine months ended 2006. The overall decrease in selling, general and administrative costs from February 28, 2005 to 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis the selling, general and administrative expenses of Biomerica increased by $39,428, or 4.9%. For the three- month period ended February 28, 2006 selling and administrative costs decreased by $386,531, or 58.6%. The decrease was due to the deconsolidation of Lancer as of December 1, 2005. Therefore, in the prior fiscal year, Lancer costs were included in selling, general and administrative, however during fiscal 2006, there were no costs from Lancer during the quarter ended February 28, 2006. On a stand-alone basis, selling, general and administrative expenses of Biomerica increased by $52,513 for the quarter ended February 28, 2006. The increases at Biomerica for the nine and three month periods were attributable to increases in accounting, wages and commissions.

         Research and development expenses decreased by $10,456, or 5.1%, for the nine months ended February 28, 2006. The overall decrease in research and development expenses from February 28, 2005 to 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, the research and development expenses of Biomerica increased by $19,830, primarily due to a research contract in this fiscal year. For the three- months ended February 28, 2006 consolidated research and development expenses decreased by $22,530 (36.7%). On a stand-alone basis, the research and development expenses of Biomerica decreased by $651 for the quarter ended February 28, 2006.

         For the nine months ended February 28, 2006, other income increased from $19,501 to $45,575, compared to same period in the prior year. On a stand-alone basis, Biomerica's other income increased by $15,859 due to the non-sale income realized from a contract with a customer. For the three months ended February 28, 2006, other income increased by $4,202. On a stand-alone basis Biomerica's other income increased by $328 for the quarter ended February 28, 2006.

         Interest expense increased by $8,059 (28.1%) for the nine months ended February 28, 2006 compared to the previous year. On a stand-alone basis, Biomerica had decreased interest expense of $1,485 due to payment of the principal on the shareholder note payable. For the three months ended February 28, 2006 interest expense decreased by $3,865. On a stand-alone basis Biomerica's interest expense decreased from $7,900 to $7,248 for the quarter ended February 28, 2006 due to payment of principal on the shareholder loan.

         Please refer to Note 3 in the Notes to the Consolidated Financial Statements in the Company's report on Form 10-KSB for the year ended May 31, 2005, for a more in-depth discussion of subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2006, the Company had cash and available-for-sale securities in the amount of $447,462 and working capital of $700,471. Of the $447,462 in cash and available-for-sale securities and $700,471 in working capital, $396,466 relates to stock held in the former subsidiary, Lancer Orthodontics. This stock is restricted and should the Company desire to sell this stock on the open market, it may be subject to certain trading restrictions as imposed by the Federal Securities Act of 1933. Of the total working capital, negative working capital of $104,579 relates to the discontinued operation, ReadyScript.

         Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. Collateral remains the same under The Amendment. The agreement has since been extended for a one-year period and therefore it now expires August 31, 2006. There was $267,602 of outstanding principal and $0 of interest payable under this note payable at February 28, 2006. As of April 14, 2006, the Company was not in compliance with the terms of the above agreements. Additional contingent payments totaling $10,500 per quarter that were due after the filing of the Company's Form 10QSB for the quarters ended November 20, 2005 and August 31, 2005, have not been paid.

         The February, 2005, cash flow analysis was performed on a consolidated basis, whereas the February, 2006, figures are on a deconsolidated basis. Please refer to the supplemental in the cash flow statement which shows the effect of the deconsolidation on the cash flow for the nine months ended February 28, 2006.

        On a stand-alone basis Biomerica purchased fixed assets in the amount of $33,079 for the nine months ended February 28, 2006 and paid back the shareholder loan in the amount of $33,485.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 28, 2006, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended February 28, 2006, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  April 14, 2006

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------
                                                 Zackary S. Irani
                                                 Chief Executive Officer