Form 10KSB
period 2006-05-31
BIOMERICA INC
filed 2006-08-29
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2006            COMMISSION FILE NUMBER: 0-8765

                                 BIOMERICA, INC.
                                 ---------------
                     (Small Business Issuer in its Charter)

           DELAWARE                                           95-2645573
(State or other jurisdiction of                   (I.R.S. Employer incorporation
      Identification No.)                                  or organization)

 1533 MONROVIA AVENUE, NEWPORT BEACH, CA                                92663
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

                              (Title of each class)
                              ---------------------
                          COMMON STOCK, PAR VALUE $0.08

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

         Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $7,184,992.

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer (based upon 4,766,910 shares held by non-affiliates and the closing price of $0.53 per share for Common Stock in the over-the-counter market as of July 17, 2006): $2,526,462.

Number of shares of the issuer's common stock, par value $0.08, outstanding as of August 27, 2006: 5,922,681.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format YES [ ] NO [X]

                                     PART I*

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

BUSINESS OVERVIEW

THE COMPANY

         Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. During the first two quarters of fiscal 2006 and all of fiscal 2005 we had one operational subsidiary, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontic products.

         Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Lancer is engaged in the design, manufacture and distribution of orthodontic products. As of May 31, 2005, Biomerica's direct ownership percentage of Lancer was 23.41% and its direct and indirect (via agreements with certain shareholders/directors) voting control over Lancer was greater than 50%. As a result of Biomerica's control and ownership, our financial statements were consolidated with those of Lancer. During the fiscal year ended May 31, 2005, Biomerica was a party to certain informal agreements with certain of Lancer's officers and directors, pursuant to which they agreed to vote in the same manner as Biomerica (and its directors holding shares of Lancer's common stock) on matters requiring the approval of Lancer's stockholders. Biomerica's percentage of direct ownership in Lancer continued to decrease due to Lancer's issuance of additional shares of its common stock. As of December 1, 2005, the above-mentioned board members reserved their right no longer to vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements were no longer consolidated with those of Biomerica because Biomerica no longer has direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica held less than 20% of Lancer's common stock and therefore Biomerica's investment is accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         The Company adopted a formal plan in April 2001 to discontinue operations of its ReadyScript subsidiary. Certain assets were written off during the closure and subsequently were recorded as losses in the consolidated financial statements. During the fiscal years ended May 31, 2006 and 2005 certain liabilities were forgiven and thus ReadyScript recorded income for the years then ended. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

OUR MEDICAL DEVICE BUSINESS

         During fiscal 2006, our existing medical device business was conducted through two companies: (1) Biomerica, Inc., engaged in the human diagnostic products market and (2) (for the period June 1 through November 30, 2005) Lancer Orthodontics, Inc., engaged in the orthodontic products market.

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

         Biomerica has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2006.

LANCER ORTHODONTICS, INC. -- ORTHODONTIC PRODUCTS

         Lancer is engaged in developing, manufacturing, and selling orthodontic products. Its products are sold worldwide through a direct sales force and distributors. Lancer conducts its operations at two facilities, one of which is located at 253 Pawnee Street, San Marcos, California 92069-2347 and the other in Mexicali, Mexico.

         Effective December 1, 2005 the operations of Lancer Orthodontics were no longer consolidated with those of Biomerica. The consolidated income statement for the year ended May 31, 2006 includes the operations of Lancer Orthodontics for the period of June 1, 2005 through November 30, 2005. The balance sheet as of May 31, 2006 does not include any assets or liabilities of Lancer Orthodontics, except for the long-term available-for-sale securities that Biomerica holds in Lancer Orthodontics. This is included in non-current assets in the Biomerica balance sheet.

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

LIQUIDITY AND GOING CONCERN

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable in the amount of $313,318 bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequently to September 1, 2006 at the same terms. Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made. Although the Company is currently out of compliance with the terms of the loan agreement, in August 2006 the note holder agreed to extend the due date on the note payable until September 1, 2007. The terms of the note are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments of $10,500 per quarter due for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006, only a total of $5,250 has been paid.

         Until two years ago Biomerica had suffered substantial recurring losses from operations. Biomerica has funded its operations through profits as well as debt and equity financings for the past two years. ReadyScript operations were discontinued in May 2001. ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2006 and 2005, certain ReadyScript liabilities were forgiven and thus income from discontinued operations for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

         In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business to increase sales. Management believes that cash flows from current operations will be sufficient to fund operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing, however management is currently investigating the possibility of obtaining a line of credit from a bank.

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

         All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control unit that monitors and evaluates product quality and output. We also have an internal Quality Systems department which insures that our operating procedures are in compliance with current FDA and ISO regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for raw materials procurement and we do not believe that material availability in the foreseeable future will be a problem.

RESEARCH AND DEVELOPMENT

         Biomerica is engaged in research and development to broaden its diagnostic product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services.

         Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2006 and 2005 aggregated $239,344 and $274,288, respectively. Of the above expenses approximately $42,000 and $96,000 for the first half of fiscal 2006 and all of fiscal 2005, respectively, are for Lancer's product development.

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

         On a consolidated basis no customer accounted for 10% or more of the consolidated sales in the fiscal years ended May 31, 2006 and 2005. No customer accounted for 10% or more of Lancer Orthodontics' sales for the fiscal year ended May 31 2005. On an unconsolidated basis Biomerica has two customers each of which account for greater than 10% of its sales for the years ended May 31, 2006 and 2005.

BACKLOG

         At May 31, 2006 and 2005 Biomerica had a backlog of approximately $234,000 and $203,000 respectively. As of May 31, 2005, Lancer had a backlog of approximately $86,000. Biomerica's business is not subject to significant seasonal fluctuations.

RAW MATERIALS

         The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. No company accounted for more than 10% of the consolidated purchases for the years ended May 31, 2006 and 2005. For the year ended May 31, 2006 one company accounted for more than 10% of the purchases for Biomerica on an unconsolidated basis and for the fiscal year ended May 31, 2005 two companies each of which accounted for more than 10% of the purchases for Biomerica on an unconsolidated basis.

         We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Some sales orders are processed on the day received while others are processed at a later date depending on the quantity and type of order.

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

Class I - Fortel(TM) Ovulation test, EZ-LH(TM) Rapid Ovulation test

Class II - GAP(tm) IgG H. Pylori ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG(tm) Rapid Pregnancy test (professional and dipstick), EZ Detect(tm) Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware(tm) Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, PTH (intact) IRMA kit, GAP(tm) IgA H. Pylori ELISA kit, C-Peptide ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA.

Class III - GAP(tm) IgM H. Pylori ELISA kit, Isletest(tm) GAD ELISA kit, Isletest(tm) ICA ELISA kit, Isletest(tm) IAA ELISA kit, Allerquant(tm) IgG Food Allergy ELISA kit, Allerquant(tm) Med90G, Allerquant(tm) 14 Foods, Custom Food Allergy Kit, Candiquant(tm) IgG ELISA kit, Candiquant(tm) IgM ELISA kit, Candiquant(tm) IgA ELISA kit, EZ-HP OTC, EZ PSA (Professional and OTC).

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

         Pursuant to FDA requirements, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the Quality System Requirements, which requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and the Medical Device Reporting
(MDR) regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

         In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2007. We also hold two radioactive materials licenses from the State of California (both expiring on June 20, 2008), and one permit from the USDA, expiring on August 25, 2007. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

         The following products are FDA-cleared and may be sold to clinical laboratories, physician laboratories and/or retail outlets in the United States as well as internationally:

Anti-thyroglobulin ELISA kit
Anti-TPO ELISA Kit
GAP IgG H. Pylori ELISA Kit
PTH(Intact) ELISA Kit
Calcitonin ELISA Kit
Erythropoietin ELISA Kit
ACTH ELISA Kit
Myoglobin ELISA
Troponin I ELISA
HS-CRP ELISA
EZ-HCG Rapid Pregnancy Test
EZ-LH(tm) Rapid Ovulation Test
EZ Detect(tm) Fecal Occult Blood Test(Physician's package, OTC package)
   AWARE(tm)
Breast Self-Examination Kit
Drugs-of-Abuse Rapid Tests

         The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

GAP(tm) IgM H. Pylori ELISA Kit
GAP(tm) IgA H. Pylori ELISA Kit
Isletest(tm) GAD ELISA Kit
Isletest(tm) ICA ELISA Kit
Isletest(tm) IAA ELISA Kit
C-Peptide ELISA Kit
Allerquant(tm) IgG Food Allergy ELISA Kit (90-foods, 14-foods, custom kits) Candiquant(tm) IgG, IgM, and IgA ELISA Kits for Candida Albicans antibodies Fortel(tm) Ultra Midstream Pregnancy Test
Fortel(tm) Ovulation Test EZ-PSA Rapid
Test EZ-H. Pylori Rapid Test

         Biomerica is licensed to design, develop, manufacture and distribute IN VITRO diagnostic and medical devices and is subject to the Code of Federal Regulations, Section 21, parts 800 - 1299. The FDA is the governing body that assesses and issues Biomerica's license to assure that it complies with these regulations. Biomerica is currently licensed, and its last assessment was in March 2006. During the inspection the FDA noted five observations that required correction. Management made a commitment to correct all of these observations within six weeks of the date of inspection, and has notified the FDA that it has done so. Biomerica is also registered and licensed with the State of California's Department of Health Services. The Company believes that all Biomerica products sold in the U.S. comply with the FDA regulations.

         Biomerica's Quality Management System is in compliance with the International Standards Organization (ISO) EN ISO 13485:2003. EN ISO 13485:2003 is an internationally recognized standard in which companies establish their methods of operation and commitment to quality.

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

INTERNATIONAL BUSINESS

         Most of Biomerica's property and equipment are located within southern California. The Company currently has a minor amount of property and equipment located in Mexico. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica and its consolidated subsidiaries:

                                              Year Ended May 31,
                                        2006                       2005
                                        ----                       ----

          U.S. Customers          $2,752,000/38.3%           $3,919,000/41.8%
          Asia                      405,000/5.6%               259,000/2.8%
          Europe                   2,678,000/37.3%            3,111,000/33.1%
          Middle East               134,000/1.9%               374,000/4.0%
          Oceania                   582,000/8.1%               686,000/7.3%
          S. America                458,000/6.4%               428,000/4.6%
          Other foreign             176,000/2.4%               605,000/6.4%
                                   ------------------------------------------
          Total Revenues           $7,185,000/100%            $9,382,000/100%

         The overall decrease in sales from fiscal 2005 to fiscal 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, total revenue of Biomerica increased from $3,430,380 to $4,259,954, or $829,574 (24.2%) from 2005 to 2006.

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

BRANDS, TRADEMARKS, PATENTS

         We registered the tradenames "Fortel," "Isletest," "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect, "Candiquant," "Candigen," "EZ-H.P." and "EZ-PSA." A trademark for "Aware" was issued and assigned in January 2002. Biomerica holds patents on its diagnostic test for Islet Cell Autoantibodies and has co-patent rights to the EZ-Detect Fecal Occult Blood Test (FOBT). In addition, Biomerica holds the following patents: Immunotherapy agents for treatment of IgE mediated allergies, U.S. Patent #5,116,612 issued May 6, 1992; Liposome containing immunotherapy agents for treatment if IgE mediated allergies, U.S. Patent #5,049,390, issued September 17, 1991; Immunotherapy agents for treatment of IgE mediated allergies and Allergen-thymic hormone conjugates for treatment of IgE mediated allergies, U.S. Patent #5,275,814, issued January 4, 1994. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

EMPLOYEES

         As of July 29, 2006, the Company employed 27 employees of whom 3 are part-time employees in the United States. In fiscal 2005, of the 62 employees, 36 were employees of Lancer and 26 were Biomerica employees. The following is a breakdown between departments:

                                                   2006                   2005
                                                   ----                   ----

Administrative                                        5                     9
Marketing & sales                                     3                    19
Research & development                                2                     3
Production and operations                            17                    31
                                                   ----                   ----
Total                                                27                    62

         In addition, Biomerica contracts with Lancer for the services of 21 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         Biomerica leases its primary facility under a non-cancelable operating lease, which expired October 31, 2005, and had an initial monthly lease rate of $15,000 with a 3% increase effective September 1, 2003. The Company is currently operating on a month-to-month agreement while it explores various leasing options. The facilities are owned and operated by four of the Company's shareholders, one of whom is an officer and director. During fiscal 2004 through 2006 the Company consolidated some of its operations and the landlords agreed to take back the space no longer needed by the Company and to reduce the rent accordingly. The landlords also agreed not to institute the 3% increase as required in the lease. Effective May 1, 2006, the monthly rent was set at $14,000 per month. Management believes there would be no significant difference in the terms of the property rental if the Company was renting from a third party. Total gross rent expense for this facility was approximately $158,000 and $148,000 during the years ended May 31, 2006 and 2005, respectively.

         The facilities are leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of our Company, is a partner in JSJ Management. Mrs. Ilse Sultanian and the other partners of JSJ Management, Susan Irani and Jennifer Irani, are also shareholders of the Company.

         Biomerica subleased a portion of its facility under a non-cancelable operating lease, which expired May 16, 2003 and was month-to-month until April 1, 2006, at which time the Company returned that space to the landlord. The Company recorded base rental income of $15,478 and $28,104 during the years ended May 31, 2006 and 2005, respectively.

         As of May 31, 2006, we believe that our facilities and equipment are in suitable condition and are adequate to satisfy the current requirements of our Company. However, management is exploring alternative leasing space, which may be more beneficial to the needs of the Company and allow for a more efficient operation at a cost effective rate.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's obligations and commitments as of May 31, 2006:

                             Payments Due by Period

                                         Less than
                             Total        1 year        1-3 years     5 years
                          -----------   ------------    ---------   ---------
Shareholder debt          $   260,942   $     33,851    $ 227,091
Operating Leases               15,096          5,328        9,768
Total                     $   276,038   $     39,179    $ 236,859


         Biomerica has various small leases for office equipment.

ITEM 3.  LEGAL PROCEEDINGS

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

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

                                                                Bid Prices
                                                                ----------
                                                            High           Low
                                                            ----           ---
Quarter ended:
May 31, 2006........................................        $0.50        $0.40
February 28, 2006...................................        $0.55        $0.46
November 30, 2005...................................        $0.59        $0.42
August 31, 2005.....................................        $0.75        $0.47
May 31, 2005........................................        $0.70        $0.42
February 28, 2005...................................        $0.65        $0.38
November 30, 2004...................................        $0.55        $0.40
August 31, 2004.....................................        $0.52        $0.35

         As of July 19, 2006, the number of holders of record of Biomerica's common stock was approximately 927, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

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

         During the past three fiscal years we completed the following private placement transactions exempt under Regulation D of the Securities Act of 1933, as amended:

                                Class or Persons          Price per
Date    Title   Amount               Sold To                 Share        Total
----    -----   ------               -------                 -----        -----

6/03   common   202,000   insider & qualified investors      $0.25      $ 50,500
5/06   common   156,000   insider & qualified investors      $0.48      $ 74,880

(Of the $74,880 investment in May 2006, $24,960 is classified as common stock subscribed receivable and $49,920 is classified as common stock subscribed in the accompanying financial statements.)

         The table below provides information relating to our equity compensation plans as of May 31, 2006:

                                                                                        Securities
                                                                                    Remaining Available
                                                                                    for Future Issuance
                                                                                    Under Compensation
                             Number of Securities         Compensation Plans         Plans (Excluding
Securities                     To be issued upon           Weighted-Average         Reflected in First
Plan                        Exercise of outstanding        Exercise Price of              Column)
Category                            Options               Outstanding Options
Equity compensations
Plans approved by
Securities holders                 1,272,076                     $.48                    637,969


* Of these shares, 866,000 have not yet been registered by a Form S-8.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S RESULTS IN FUTURE PERIODS TO DIFFER FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANYS' PRODUCTS, AVAILABILITY OF RAW MATERIALS AND THE STATE OF THE ECONOMY AND THE CONTINUED ABILITY OF THE COMPANY TO MAINTAIN THE LICENSES AND APPROVALS REQUIRED. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

         During the first six months of fiscal 2006 and all of fiscal 2005, Biomerica had one active subsidiary, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products. As of May 31, 2005, Biomerica's direct ownership percentage of Lancer was 23.41% and its direct and indirect (via agreements with certain shareholders/directors) voting control over Lancer was greater than 50%. As a result of Biomerica's control and ownership, our financial statements were consolidated with those of Lancer. During the fiscal year ending May 31, 2005, Biomerica was a party to certain informal agreements with certain of Lancer's officers and directors, pursuant to which they agreed to vote in the same manner as Biomerica (and its directors holding shares of Lancer's common stock) on matters requiring the approval of Lancer's stockholders. Biomerica's percentage of direct ownership in Lancer has continued to decrease due to Lancer's issuance of additional shares of its common stock. As of December 1, 2005, the above-mentioned board members reserved their right to no longer vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements were no longer consolidated with those of Biomerica because Biomerica no longer has direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica held less than 20% of Lancer's common stock and therefore Biomerica's investment is accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Fiscal 2006 Compared to Fiscal 2005

     IN FISCAL 2006, THE LANCER ORTHODONTICS' FINANCIALS WERE ONLY CONSOLIDATED WITH THOSE OF BIOMERICA FOR SIX OF THE TWELVE MONTHS, WHEREAS RESULTS OF OPERATIONS FOR LANCER ORTHODONTICS WERE INCLUDED FOR THE ENTIRE FISCAL YEAR IN FISCAL 2005. PLEASE REFER TO FOOTNOTE 10 FOR A BREAKDOWN BY COMPANY OF THE RESULTS OF OPERATIONS FOR FISCAL 2006 COMPARED TO FISCAL 2005.

         Our consolidated net sales were $7,184,992 for fiscal 2006 compared to $9,381,837 for fiscal 2005. This represents a decrease of $2,196,845, or 23.4% for fiscal 2006. The overall decrease in sales from fiscal 2005 to fiscal 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, the sales of Biomerica increased from $3,430,380 to $4,259,954, or $829,574 (24.2%). Of the total consolidated net sales for fiscal 2006, $2,925,038 is attributable to Lancer (which was for the first six months of the fiscal year), and $4,259,954 to Biomerica. The increase at Biomerica was due to increases of sales to foreign distributors as well as increased sales of certain product lines.

         Cost of sales in fiscal 2006 as compared to fiscal 2005 decreased by $1,517,140 or 24.1%. The overall decrease in cost of sales from fiscal 2005 to fiscal 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, the cost of sales of Biomerica increased from $2,181,001 (63.6% of sales) to $2,604,900 (61.1% of sales), or $423,899 (19.4%). The increase at Biomerica was primarily due to an increase in sales of 24.0%.

         Selling, general and administrative costs decreased in fiscal 2006 as compared to fiscal 2005 by $782,095 or 25.7%. The overall decrease in selling, general and administrative costs from fiscal 2005 to fiscal 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, selling, general and administrative costs of Biomerica increased from $1,001,098 to $1,234,404, or $233,306 (23.3%). The increase at Biomerica was primarily due to higher wages and related costs, accounting and commissions.

         Research and development expense decreased in fiscal 2006 as compared to fiscal 2005 by $35,284 or 12.9%. The overall decrease in research and development expense from fiscal 2005 to fiscal 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, research and development expenses of Biomerica increased from $178,070 to $196,534, or $18,464 (10.4%). The increase at Biomerica was primarily attributable to an outside research contract which was offset by a reclassification of some wages to cost of goods in fiscal 2006.

         Interest expense net of interest income, increased in fiscal 2006 as compared to fiscal 2005 by $4,097 or 10.1%. On a stand-alone basis, interest expense net of interest income of Biomerica decreased from $31,596 to $30,334, or $1,262 (4.0%). This was primarily a result of a lower balance on the loan payable. Lancer had increased interest expenses due to higher loan balances.

         Other income increased by $9,605 or 26.7% in fiscal 2006 as compared to fiscal 2005. On a stand-alone basis, other income of Biomerica increased from $12,304 to $28,259, or $15,955 (129.7%). This increase was primarily a result of income received in fiscal 2006 for a contract with a customer.

         Consolidated net income was $230,273 for the year ended May 31, 2006. Lancer had a net loss of $319,146 (of which $67,476 is Biomerica's share of that loss) for the first six months of the fiscal year, which is included in the fiscal 2006 results. Biomerica had income from continuing operations of $153,765. Prior to recording the expense ($51,896) of employee bonuses according to the Management Incentive Plan, the income from continuing operations was $206,461. Without the Lancer loss, Biomerica would have recognized a gain before discontinued operations and taxes of $222,041. The net income of $230,273 is a result of Biomerica's gain of $222,041 less its percentage of Lancer's loss of $67,476, plus the gain from the discontinued operation of $76,508 and less $800 in income taxes.

         As of May 31, 2006 Biomerica had federal and state income tax net operating loss carry forwards of approximately $3,105,000 and $1,013,000, respectively, and research and development tax credit carry forwards of approximately $91,000 and $57,000, respectively. The federal net operating loss carry forwards begin to expire in 2008. The state net operating loss carry forwards expire beginning in 2006. The federal research and development tax credit carry forwards begin to expire in 2009 and the California credits carry forward indefinately.

Liquidity, Capital Resources and Going Concern

         As of May 31, 2006, we had cash and current available for sale securities of $123,193 (see Note 2 of Notes to Consolidated Financial Statements) and working capital of $489,948. The Company also has $410,157 of long term available-for-sale securities. During 2006, cash used in operations was $384,369 as compared to cash provided by operations in fiscal 2005 of $72,914. Cash used in operations increased due to funds used to build inventory, as well as higher receivables due to a large sale month in May 2006. During fiscal 2006, cash used in investing activities was $251,743 as compared to $233,352. Both years the cash used in investing activities was primarily for the purchase of property and equipment. Cash provided by financing activities in fiscal 2006 was $538,948 as compared to $159,939 in fiscal 2005. During fiscal 2006 Lancer conducted a private placement which contributed $469,800 to Lancer Orthodontics.

         The change in cash and cash equivalents at May 31, 2006 compared to May 31, 2005 on an unconsolidated basis was an increase of $45,193.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequently extended until September 1, 2006 at the same terms. Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made. During August 2006 the due date on the note was extended until September 1, 2007. Although the Company is currently out of compliance with the terms of the loan agreement, the holder of the note payable agreed to extend the due date on the note until September 1, 2007. The terms of the note are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments of $10,500 per quarter due for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006, only $5,250 has been paid.

         Until two years ago Biomerica had reported substantial recurring losses from operations. Biomerica has funded its operations through profits as well as debt and equity financings for the past two years. ReadyScript operations were discontinued in May 2001. ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2004 through 2006, certain liabilities were forgiven and thus a discontinued operations profit for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

         In the last several years the Company has been focusing on increasing sales and reducing costs where possible and concentrating on its core business to increase sales. As a stand-alone company, Biomerica has recorded operationing profits for the past two fiscal years. Management believes that cash flows from current operations are sufficient to enable the Company to fund operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing, however the Company is currently investigating the possibility of obtaining a line of credit from a bank

         Our independent registered public accounting firm has concluded that there is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time, and have, therefore modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         During 2004 and 2003, a shareholder advanced the Company $4,000 and $10,000, respectively. During June 2003 the $10,000 advance was repaid in the form of Company common stock at the price of $.25 per share. At May 31, 2006, $1,659 was owed in interest payable on the two loans.

         During 2006 and 2005, the Company incurred $22,355 and $25,017, respectively, in interest expense related to the shareholder line of credit, note payable and rental liabilities. As of May 31, 2006, $0 in accrued interest was due on the promissory note and rental liabilities.

SUBSEQUENT EVENTS

         In July 2006 a one year distribution agreement was entered into with Grifols USA, LLC wherein Grifols was appointed as a non-exclusive distributor in the United States for certain of the Company's products.

         During August 2006 the due date on the note payable was extended until September 1, 2007. The terms of the note payable are the same except for additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month.

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

         In general, the critical accounting policies that may require judgments or estimates relate specifically to the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Impairment of Long-Lived Assets, Stock Based Compensation, and Income Tax Accruals.

         Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established if necessary for estimated returns as revenue is recognized.

         The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For one international customer, the Company has obtained an insurance policy which insures against non-collection up to the amount of $90,000.

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

         Historically we have been in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At May 31, 2006, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

INSURANCE COVERAGE

         Biomerica currently carries various insurance policies including products liability ($2,000,000), general liability ($2,000,000), property insurance (personal property-$1,754,788), business income insurance ($800,000), employee benefit errors or omissions liability insurance ($1,000,000), commercial crime insurance ($100,000), crime insurance (pension plan) ($300,000), employee theft ($100,000), depositor's forgery ($100,000), commercial auto ($1,000,000), umbrella liability insurance ($1,000,000), workman's compensation insurance ($1,000,000), directors and officers' insurance ($3,000,000), group health, disability and life insurance The Company also has an export credit insurance policy with a coverage limit of $90,000 to insure against loss from one of its major international customers which allows for them to carry a higher receivable balance than the Company would normally allow. Biomerica's workman's compensation policies covers injuries to employees as a result of accidental contamination of hazardous materials. The companies do not have a separate policy for contamination of hazardous materials.

RECENT ACCOUNTING PRONOUNCEMENTS:

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

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

         In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123R on June 1, 2006.

         In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The Company does not believe the adoption of this standard will have an impact on its results of operations.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS, 155"). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an imbedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restriction on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning June 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Exhibit 99.3, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCEWITH SECTION 16(A) OF THE EXCHANGE ACT.

         This information is incorporated by reference to the Company's proxy statement for its 2006 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

         This information is incorporated by reference to the Company's proxy statement for its 2006 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference to the Company's proxy statement for its 2006 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal 2003, Biomerica entered into an agreement with Lancer whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2006, Biomerica has paid all applicable shelter fees.

         Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2006 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2006.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

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

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 2006 and 2005 and Independent Registered Public Accounting Firm's Report.

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by PKF (San Diego) in 2006 and 2005 were as follows:

                                                          2006         2005
                                                          ----         ----

Audit fees                                             $ 48,725(1)   $78,190 (2)
Audit related fees                                           --        1,208
Tax fees                                                  5,219        6,197
All other fees                                            2,711           --
--------------------------------------------------------------------------------
          total                                        $ 56,655      $85,595

(1) Includes $34,000 billed in fiscal 2007.
(2) Includes $59,000 billed in fiscal 2006.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the audit of our subsidiaries financial statements, the reviews of the financial statements included in our Forms 10-QSB, the reviews of the financial statement included in our subsidiaries Form 10-QSB and for any other services that are normally provided by PKF in connection with our statutory and regulatory filings or engagements.

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

All Other Fees consist of the aggregate fees billed for products and services provided by PKF and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BIOMERICA, INC.
                                Registrant

                                By /s/ Zackary S. Irani
                                   -----------------------------------------
                                   Zackary S. Irani, Chief Executive Officer

                                Dated: 8/29/06

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature and Capacity

/s/ Zackary S. Irani                                           Date: 8/29/06
-----------------------------------
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore                                                Date: 8/29/06
-----------------------------------
Janet Moore,
Secretary, Director,
Chief Financial Officer

/s/ Francis R. Cano                                            Date: 8/29/06
-----------------------------------
Francis R. Cano
Director

/s/ Allen Barbieri                                             Date: 8/29/06
-----------------------------------
Allen Barbieri
Director

                                        BIOMERICA, INC. AND SUBSIDIARIES
                                                TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                    FS-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of May 31, 2006                                                              FS-3

Consolidated Statements of Operations and Comprehensive Income for the Years Ended
     May 31, 2006 and 2005                                                                          FS-4 - FS-5

Consolidated Statements of Shareholders' Equity for the Years Ended May 31, 2006 and 2005           FS-6 - FS-9

Consolidated Statements of Cash Flows for the Years Ended May 31, 2006 and 2005                   FS-10 - FS-11


                                                       FS-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biomerica, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Biomerica, Inc. (a Delaware Corporation) and its subsidiaries as of May 31, 2006 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years ended May 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. as of May 31, 2006, and the results of its consolidated operations and cash flows for the years ended May 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically reported net losses and negative cash flows from operations, which raises liquidity concerns. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management estimates that its available cash resources as of May 31, 2006 and, anticipated increased sales and financing activities should be sufficient to fund planned operations through May 31, 2007. Management's plans in regard to these matters are described in Note 1 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

August 11, 2006                                     /s/ PKF
San Diego California                                Certified Public Accountants
                                                    A Professional Corporation

                             BIOMERICA, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET


MAY 31,                                                                            2006
------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $    119,914
     Available-for-sale securities                                                  3,279
     Accounts receivable, less allowance for doubtful accounts of $7,030          560,721
     Inventories, net                                                           1,104,367
     Prepaid expenses and other                                                    57,668
------------------------------------------------------------------------------------------
Total current assets                                                            1,845,949
------------------------------------------------------------------------------------------

INVENTORIES, non-current                                                           23,663
------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost
     Equipment                                                                    597,795

     Furniture, fixtures and leasehold improvements                               159,074
------------------------------------------------------------------------------------------
                                                                                  756,869

ACCUMULATED DEPRECIATION                                                         (629,478)
------------------------------------------------------------------------------------------
Net property and equipment                                                        127,391

INTANGIBLE ASSETS, net                                                              7,763

AVAILABLE-FOR-SALE SECURITIES                                                     410,137

OTHER ASSETS                                                                       13,419
------------------------------------------------------------------------------------------
                                                                             $  2,428,322
==========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                   $    580,767
     Accrued compensation                                                         483,308
       Capital lease - short-term portion                                           3,714
       Notes payable-shareholder                                                  260,942
     Net liabilities from discontinued operations                                  27,270
------------------------------------------------------------------------------------------
Total current liabilities                                                       1,356,001
------------------------------------------------------------------------------------------

Capital lease - long-term portion                                                   8,574

SHAREHOLDERS' EQUITY
     Common stock, $.08 par value; 25,000,000 shares authorized;
         5,922,681 shares subscribed and issued and outstanding                   461,333
     Additional paid in capital                                                17,064,324
        Common stock subscribed                                                    74,880
        Common stock subscribed receivable                                        (24,960)
     Accumulated other comprehensive income                                      (226,971)
     Accumulated deficit                                                      (16,284,859)
------------------------------------------------------------------------------------------
Total shareholders' equity                                                      1,063,747
------------------------------------------------------------------------------------------
                                                                             $  2,428,322
==========================================================================================

       See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.





                                        BIOMERICA, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Note: Due to the deconsolidation of Lancer as of December 1, 2005, consolidated results from fiscal 2006 include only the first two quarters of the results of operations of Lancer, whereas consolidated results from fiscal 2005 include a full year of results of operations of Lancer.

YEARS ENDED MAY 31,                                                                    2006             2005
---------------------------------------------------------------------------------------------------------------
NET SALES                                                                          $ 7,184,992      $ 9,381,837
Cost of sales                                                                        4,779,615        6,296,755
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                         2,405,377        3,085,082
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling, general and administrative                                             2,263,463        3,045,558
     Research and development                                                          239,004          274,288
---------------------------------------------------------------------------------------------------------------

Total operating expenses                                                             2,502,467        3,319,846
---------------------------------------------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING OPERATIONS                                              (97,090)        (234,764)

OTHER INCOME (EXPENSE)
     Interest expense, net of interest income                                          (44,790)         (40,693)
     Other income, net                                                                  45,575           35,970
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS, before minority interest in net loss
     of consolidated subsidiaries and income taxes                                     (96,305)        (239,487)

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARIES                             251,670          219,961
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS, before income taxes                          155,365          (19,526)
INCOME TAX EXPENSE                                                                       1,600            1,938
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                               153,765          (21,464)

DISCONTINUED OPERATIONS
     Income from discontinued operations, net                                           76,508          183,723
---------------------------------------------------------------------------------------------------------------

NET INCOME                                                                             230,273          162,259





                                        BIOMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)

YEARS ENDED MAY 31,                                                                  2006             2005
---------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
     Unrealized income (loss) on available-for-sale securities                   (227,496)             (17,940)
---------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                        $       2,777        $     144,319
===============================================================================================================
BASIC NET INCOME (LOSS) PER COMMON SHARE:
     Income (loss) from continuing operations                               $         .03        $       (0.00)
     Income from discontinued operations                                              .01                 0.03
---------------------------------------------------------------------------------------------------------------

Basic net income per common share                                           $         .04        $        0.03
===============================================================================================================

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
     Income (Loss) from continuing operations                               $         .02        $       (0.00)
     Income from discontinued operations                                              .01                 0.03
---------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per common share                                  $         .03        $        0.03
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
     Basic                                                                      5,759,082            5,752,431
===============================================================================================================
     Diluted                                                                    6,220,335            6,619,121
===============================================================================================================

                  See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.





                                        BIOMERICA, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                               Additional              Common Stock
                                                     Common Stock                Paid-in                Subscribed
                                                Shares          Amount           Capital      Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Balances, May 31, 2004                         5,752,431     $    460,193     $ 17,125,005      --     $         --

Private placement                                     --               --               --      --               --

Change in unrealized gain (loss) on
   available-for-sale securities                      --               --               --      --               --

Compensation expense in connection
   with options and warrants granted                  --               --            3,563      --               --

Expense related to issuance of warrants
  for extension of note                               --               --           10,400      --               --

Change in minority interest related
   to sale of stock at subsidiary                     --               --          (31,494)     --               --

Net income                                            --               --               --      --               --
-------------------------------------------------------------------------------------------------------------------

Balances, May 31, 2005                         5,752,431     $    460,193     $ 17,107,474      --     $         --

                                                  (Continued)





                                                                         Accumulated
                                                                            Other
                                                                       Comprehensive
                                                                           Income         Accumulated
                                                                           (Loss)           Deficit           Total
-----------------------------------------------------------------------------------------------------------------------
Balances, May 31, 2004                                                 $     18,466      $(16,677,391)     $    926,273

Change in unrealized gain (loss) on
   available-for-sale securities                                            (17,940)               --           (17,940)
Compensation expense in connection
   with options and warrants granted                                             --                --             3,563

Expense related to issuance of warrants
  for extension of note                                                          --                --            10,400

Change in minority interest related to sale of stock at subsidiary
  to sale of stock at subsidiary                                                 --                --
                                                                                                                (31,494)

Net loss                                                                         --           162,259           162,259
-----------------------------------------------------------------------------------------------------------------------

Balances, May 31, 2005                                                          526      $(16,515,132)     $  1,053,061

                                                       (Continued)





                                               BIOMERICA, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                                                                 Additional                Common Stock
                                                       Common Stock                Paid-in                  Subscribed
                                                  Shares           Amount          Capital            Shares           Amount
-----------------------------------------------------------------------------------------------------------------------------
Change in unrealized gain (loss) on
   available-for-sale securities                      --               --               --                --               --

Exercise of stock options                         14,250            1,140            2,295                --               --

Change in Lancer stock to
  unrealized gain on available-for-
  sale securities                                     --               --               --                --               --

Compensation expense in connection
   with options and warrants granted                  --               --            2,444                --               --

Expense related to issuance of warrants
   for private placement                              --               --            9,880                --               --

Private Placement                                     --               --               --           104,000           49,920

Private Placement - receivable                        --               --               --            52,000           24,960

Change in minority interest related
   to sale of stock at subsidiary                     --               --          (57,769)               --               --

Net income                                            --               --               --                --               --
-----------------------------------------------------------------------------------------------------------------------------

Balances, May 31, 2006                         5,766,681     $    461,333     $ 17,064,324           156,000     $     74,880
=============================================================================================================================





                                                                 Accumulated
                                                                    Other
                                              Common Stock      Comprehensive
                                               Subscribed           Income        Accumulated
                                               Receivable           (Loss)           Deficit           Total
---------------------------------------------------------------------------------------------------------------
Change in unrealized gain (loss) on
   available-for-sale securities                      --            (4,901)               --            (4,901)

Exercise of stock options                             --                --                --             3,435

Change in Lancer stock to
  unrealized gain on available-for-
  sale securities                                     --          (222,596)               --          (222,596)

Compensation expense in connection
   with options and warrants granted                  --                --                --             2,444
Expense related to issuance of warrants
   for private placement                              --                --                --             9,880

Private placement                                     --                --                --            49,920

Private placement - receivable                   (24,960)               --                --                --

Change in minority interest related to
   sale of stock at subsidiary                        --                --                --           (57,769)

Net income                                            --                --           230,273           230,273
---------------------------------------------------------------------------------------------------------------

Balances, May 31, 2006                      $    (24,960)     $   (226,971)     $(16,284,859)     $  1,063,747
===============================================================================================================

                  See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.





                                   BIOMERICA, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED MAY 31,                                                    2006           2005
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Income from continuing operations                                        $ 153,765      $ (21,464)
   Adjustments to reconcile loss from continuing operations to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                         122,047        159,317
        Provision for gain (losses) on accounts receivable                     12,372         (3,601)
        Provision for losses on inventory                                      (3,687)       (40,663)
        Gain on sales of available for sale securities                           (685)        (8,888)
        Warrants and options issued                                            12,324          3,563
        Common stock issued or subscribed for services
           rendered for the consolidated subsidiaries                              --         79,850
        Warrants issued for extension of note                                      --         10,400
        Minority interest in net (loss) of consolidated subsidiaries         (251,670)      (219,961)
        Loss on disposal of property and equipment                              1,704          1,258
        Changes in assets and liabilities
           Accounts receivable                                               (441,385)      (201,328)
           Inventories                                                       (261,864)        32,328
           Prepaid expenses and other                                         (33,701)        67,118
           Other receivables and assets                                            --        (13,419)
           Accounts payable and other accrued expenses                        243,787        100,147
           Accrued compensation                                                62,624        128,257
-----------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                          (384,369)        72,914
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of available-for-sale securities                                        685          8,888
   Purchases of property and equipment                                       (252,428)      (242,240)
-----------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                      (251,743)      (233,352)
-----------------------------------------------------------------------------------------------------

                                             (Continued)





                                       BIOMERICA, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


FOR THE YEARS ENDED MAY 31,                                                            2006             2005
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase under line of credit at subsidiary                                    65,000          175,000
    Payments on capital leases                                                       (26,352)              --
    Private placement at subsidiary
    Decrease of shareholder debt                                                     (40,145)         (16,231)
   Change in minority interests                                                       37,250               --
   Exercise of stock options                                                           3,435               --
   Exercise of stock option at subsidiary                                                 --            1,170
   Sale of common stock, net of offering expenses                                     29,960               --
   Consolidated subsidiaries sale of common stock                                    469,800               --
--------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            538,948          159,939
--------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) discontinued operations                                  (800)               6
--------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                              (97,964)            (493)

Net decrease in cash-reclassification of
   Lancer Orthodontics, Inc. to the cost method                                     (134,003)              --

CASH AND CASH EQUIVALENTS, beginning of year                                         351,881          352,374
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                           $   119,914      $   351,881
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
   CASH PAID DURING THE YEAR FOR:
       Interest                                                                  $    44,790      $    40,693
==============================================================================================================
       Income taxes                                                              $     1,600      $     1,938
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Change in unrealized holding gain (loss) on available-for-sale securities     $  (227,496)     $   (17,940)
==============================================================================================================
   Change in minority interest due to subsidiary sale of stock                   $   (57,769)     $   (31,494)
==============================================================================================================
    Capital lease for purchase of fixed assets                                   $  (373,435)     $        --
==============================================================================================================
    Increase in investment due to de-consolidation of Lancer                     $   632,732      $        --
==============================================================================================================
    Reduction of accrued compensation through purchase of stock                  $    19,960      $        --
==============================================================================================================
    Subscribed stock receivable                                                  $    24,960      $        --
==============================================================================================================

Changes due to de-consolidation of Lancer

         Accounts Receivable                                                     $ 1,590,504               --
         Inventories                                                               1,838,698               --
         Prepaid expenses and other current assets                                    90,676               --
         Net fixed assets                                                          1,197,310               --
         Other                                                                        48,821               --
                                                                                 -----------      -----------
Subtotal assets                                                                    4,766,009               --
                                                                                 -----------      -----------
         Accounts payable and other accrued liabilities                              899,483               --
         Line of credit                                                              240,000               --
         Capital lease                                                               334,794               --
         Subscribed stock                                                             85,850               --
         Common stock                                                              5,670,565               --
         Accumulated deficit                                                      (2,330,680)              --
                                                                                 -----------      -----------
Subtotal liabilities and equity                                                   (4,900,012)              --
                                                                                 -----------      -----------
Net decrease in cash                                                             $  (134,003)              --
                                                                                 ===========      ===========

                 See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.


                                                    FS-11

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


1.       ORGANIZATION AND LIQUIDITY

ORGANIZATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacture and marketing medical diagnostic kits and the design, manufacture and distribution of various orthodontic products.

LIQUIDITY AND GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit (Note 5) expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequently was extended until September 1, 2006 at the same terms (Note 12). Minimum payments of $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company, are being made. Although the Company is currently out of compliance with the terms of the loan agreement, the note holder agreed to extend the due date on the note payable until September 1, 2007. The terms of the note payable are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments of $10,500 per quarter due for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006, only $5,250 has been paid.

Until two years ago Biomerica had reported substantial recurring losses from operations. Biomerica has funded its operations through profits, debt and equity financings for the past two years. ReadyScript operations were discontinued in May 2001 (see Notes 3 and 11). ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2004 through 2006, certain ReadyScript liabilities were forgiven and thus income from discontinued operations for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

In the last several years the Company has been focusing on reducing costs where possible and concentrating on its core business to increase sales. Management believes that cash flows from current operations are sufficient to fund operations for at least the next twelve months. Should the Company have a downturn in sales or unanticipated, increased expenses, the result for the Company could be the inability to continue as a going concern. The Company will continue to have limited cash resources. Biomerica, as a parent entity, has no open or existing, operating line of credit or loans on which it can draw any new or additional debt financing, however, management is currently investigating obtaining a line of credit from a bank.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2006 and 2005 (see Note 3) include the accounts of Biomerica, Inc. ("Biomerica"), Lancer Orthodontics, Inc. ("Lancer") (for the first six months of the 2006 fiscal year) and ReadyScript, Inc. (as discontinued operations). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective December 1, 2005 the operations of Lancer Orthodontics were no longer consolidated with those of Biomerica. The consolidated statement of operations for the year ended May 31, 2006 includes the results of Lancer Orthodontics for the period of June 1, 2005 through November 30, 2005. The balance sheet as of May 31, 2006 does not include any assets or liabilities of Lancer Orthodontics (other than the available-for-sale securities of Lancer which Biomerica holds as an investment).

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, available-for-sale securities, capital lease, shareholder debt and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values at May 31, 2006.

Most of the Company's available-for-sale securities include the Company's investment in Lancer Orthodontics in the amount of $410,137. The Company also has current available-for-sale securities in the amount of $3,279. The ability to sell these shares on the open market could be affected by market conditions, Lancer's financial reports, and the trading volume of Lancer's shares, among other factors.

CONCENTRATION OF CREDIT RISK

The Company, on occasion, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company's sales are not materially dependent on a single customer or a small group of customers, however, on an unconsolidated basis Biomerica had two customers each of whom accounted for greater than 10% of its sales for the fiscal years ended May 31, 2006 and 2005. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable, however the Company obtained an insurance policy in the amount of $90,000 to insure against loss of non-collection for one of the Company's major international customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. At May 31, 2006 three customers each accounted for greater than 10% of gross accounts receivable for Biomerica. At May 31, 2005 no customer accounted for more than 10% of gross consolidated accounts receivable.

On a consolidated basis no customer accounted for 10% or more of the consolidated sales in the fiscal years ended May 31, 2006 and 2005. No customer accounted for 10% or more of Lancer Orthodontics' sales for the fiscal year ended May 31 2005.

For the year ended May 31, 2006 one company accounted for more than 10% of the purchases for Biomerica on an unconsolidated basis and for the fiscal year ended May 31, 2005 two companies accounted for more than 10% of the purchases for Biomerica on an unconsolidated basis.

In July 2005, Lancer signed a large contract manufacturing agreement with an orthodontic reseller, wherein the reseller committed to purchase at least $960,000 of product from Lancer during the period of July 1, 2005 to October 1, 2006.

GEOGRAPHIC CONCENTRATION

Approximately $154,000 of Biomerica's gross inventory and $12,000 of Biomerica's property and equipment, net of accumulated depreciation and amortization, is located at Lancer's wholly owned subsidiary in Mexico.

CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


AVAILABLE-FOR-SALE SECURITIES

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in shareholders' equity. Available-for-sale securities consist of common stock of publicly-traded companies and are stated at market value in accordance with SFAS 115. Cost for purposes of computing realized gains and losses is computed on a specific identification basis. The proceeds from the sale of available-for-sale securities during fiscal 2006 was $685 and for 2005 totaled $8,888. The change in the net unrealized holding gain (loss) on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(227,496) and $(17,940) for the years ended May 31, 2006 and 2005, respectively. The decrease in fiscal 2006 was primarily a result of a write down of $222,596 to market value of the Lancer securities that the Company previously classified as an investment under the equity method of accounting. See Principles of Consolidation above.

The Company has a total of $413,416 in available-for-sale securities of which $410,137 is its long-term investment in Lancer Orthodontics common stock. As described earlier, effective December 1, 2005, the financial results of the former subsidiary, Lancer Orthodontics, were no longer consolidated with those of Biomerica. At that time the investment amount carried on the Biomerica balance sheet for Biomerica's ownership in Lancer was $632,733, or approximately $.93 per share. Due to the change in status from subsidiary to available-for-sale security, the Company adopted the accounting provisions of SFAS 115 for this investment. This resulted in a write-down to quoted market value with losses recognized in other comprehensive income. On May 31, 2006 the closing price for Lancer common stock was $.60 per share which is equal to a total investment of $410,137. Management evaluated various factors with respect to its investment in Lancer, including advances and changes within the industry, strategic relationships with other manufacturers, and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment decline to be other-than-temporary as of May 31, 2006.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of biological chemicals. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. Non-current inventories represent inventories on hand in excess of amounts expected to be utilized over the next twelve months. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventories approximate the following:

MAY 31,                                                                 2006
-------------------------------------------------------------------------------
Raw materials                                                     $     416,423
Work in progress                                                        331,377
Finished products                                                       359,461
Inventory reserve                                                      (  2,894)
-------------------------------------------------------------------------------
Current Portion                                                       1,104,367
Long-term Portion                                                 $      23,663
-------------------------------------------------------------------------------
Total                                                             $   1,128,030
===============================================================================

Approximately $154,000 of Biomerica's gross inventory is located at its manufacturing facility in Mexico as of May 31, 2006.

Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year-end are generally discarded during the following year.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 3 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense amounted to $122,047 and $159,317 for the years ended May 31, 2006 and 2005, respectively. At May 31, 2006, approximately $12,000 of Biomerica's property and equipment, net of accumulated depreciation and amortization, is located at Lancer's manufacturing facility in Mexico.

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at May 31, 2006.

In August and September 2005 Lancer entered into three equipment finance leases for the purchase of manufacturing equipment for the Lingualcare project. The lease payments began in September and October 2005 and have a total of $424,574 due and minimum payments per month of $8,845. The term of the leases is forty-eight months. These agreements have varying financing terms. Biomerica has no financial responsibility with respect to these leases and as of fiscal year-end they are no longer being reported as liabilities on Biomerica's consolidated balance sheet as a result of the de-consolidation of Lancer.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $5,175 and $18,951 for the years ended May 31, 2006 and 2005, respectively (see Note 4). Stand-alone amounts for Biomerica amounted to $5,175 and $8,576 for fiscal 2006 and 2005, respectively.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

RISKS AND UNCERTAINTIES

Biomerica has entered into a royalty agreement which continues pursuant to which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $101,600 and $79,000 is included in cost of sales for this agreement for the years ended May 31, 2006 and 2005, respectively. Sales of products manufactured under this agreement comprise approximately 5% and 4% of total sales for the fiscal years ended May 31, 2006 and 2005, respectively. Biomerica may license other products or technology in the future as the Company deems necessary for conducting business.

Distribution - Biomerica has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product. There can be no assurance of the volume of product sales that may be achieved by such distributors.

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

In March 2006 the FDA conducted a routine inspection of the Company. The FDA noted five observations which needed correction. Management of the Company made a commitment to correct all of these observations within six weeks of the date of inspection, and has notified the FDA that it has done so.

EUROPEAN COMMUNITY - Biomerica is required to obtain certification in the European community to sell products in those countries. The certification requires Biomerica to maintain certain quality standards. Biomerica has been granted certification and undergoes annual audits to assure that the Company remains in compliance with regulations. There is no assurance that Biomerica will be able to retain its certification in the future.

RISK OF PRODUCT LIABILITY - Testing, manufacturing and marketing of Biomerica's products entails risk of product liability. Biomerica currently has product liability insurance. There can be no assurance, however, that Biomerica will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect Biomerica against losses due to product liability. An inability to obtain sufficient insurance coverage could prevent or inhibit the commercialization of Biomerica's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

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

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


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

Pro forma information regarding loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended May 31, 2006 and 2005; risk free interest rates ranging from 3.57% to 5.04%; dividend yield of 0%; expected life of the options ranging from five to ten years; and volatility factors of the expected market price of the Company's common stock ranging from 63% to 100%.

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

MAY 31,                                                                                2006             2005
----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations, as reported                             $   153,765       $    (21,464)
Plus: Stock-based employee compensation expense included
   in reported loss from continuing operations                                          2,444              3,563
Less: Stock-based employee compensation expense
   determined using fair value based method                                          (129,414)           (45,775)
----------------------------------------------------------------------------------------------------------------

Income (Loss) from continuing operations, pro forma                               $    26,795       $    (63,676)
================================================================================================================

Pro forma Income (Loss) from continuing operations per share - basic              $      0.00       $      (0.01)
================================================================================================================

Pro forma (loss) from continuing operations per share - diluted                   $      0.00       $      (0.01)
================================================================================================================

Income from discontinued operations, as reported                                  $    76,508       $    183,723
Plus: Stock-based employee compensation expense
   included in reported income from discontinued operations                                --                 --
Less: Stock-based employee compensation expense
   determined using fair value based method                                                --                 --
----------------------------------------------------------------------------------------------------------------

Income from discontinued operations, pro forma                                    $    76,508      $     183,723
================================================================================================================

Pro forma income from discontinued operations per share - basic                   $      0.01      $        0.03
================================================================================================================

Pro forma income from discontinued operations per share - diluted                 $      0.01      $        0.03
================================================================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Effective June 1, 2006, Biomerica will be required to comply with the provisions of this Statement.

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

MINORITY INTEREST

Minority interest represents the minority shareholders' proportionate share of the equity of Lancer. At May 31, 2006, Biomerica owned 88.9% of ReadyScript (see Notes 3 and 11). ReadyScript's results of operations are reported under discontinued operations. At May 31, 2005 Biomerica owned 23.41% of Lancer, however as of December 1, 2005, the Lancer financials were no longer being reported on a consolidated basis due to the decreased ownership in Lancer.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized.

SHIPPING AND HANDLING FEES AND COSTS

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the fiscal years 2006 and 2005, respectively, was $106,501 and $107,857. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold. Fiscal 2005 revenue and cost of sales were adjusted to reflect compliance with EITF 00-10.

RESEARCH AND DEVELOPMENT

Research and development expenses are expensed as incurred. The Company expensed $239,004 and $274,288 of research and development expenses during the years ended May 31, 2006 and 2005, respectively. Included in these expenses was $42,470 and $96,218 incurred by Lancer for the six month period ended November 30, 2005 and the year ended May 31, 2005, respectively.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $71,700 and $96,700 for the years ended May 31, 2006 and 2005, respectively. The fiscal 2006 costs include the first six months of the fiscal year for Lancer. Stand-alone advertising costs for Biomerica were $46,052 and $51,820 for the fiscal years 2006 and 2005, respectively.

CURRENCY

The functional currency for the Lancer De Mexico subsidiary is dollars. Accordingly, all transactions are recorded using dollars and no adjustments, gains and losses on intercompany currency transactions are recorded.

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

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                     FOR THE YEARS ENDED MAY 31,
                                                         2006            2005
--------------------------------------------------------------------------------
Numerator:
   Income (loss) from continuing operations           $   153,765    $  (21,464)
   Income from discontinued operations                     76,508       183,723
-------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share                            $   230,273    $  162,259
===============================================================================

Denominator for basic net income
    per common share                                    5,759,082     5,752,431
Effect of dilutive securities:
   Options and warrants                                   461,253       866,690
-------------------------------------------------------------------------------

Denominator for diluted net income per common share     6,220,335     6,619,121
===============================================================================

Basic net income per common share:
    Income from continuing operations                 $      0.03    $     0.00
    Income) from discontinued operations                     0.01          0.03
-------------------------------------------------------------------------------

Basic net income per common share                     $      0.04    $     0.03
===============================================================================

Diluted net income per common share:
    Income from continuing operations                 $      0.02    $     0.00
    Net income from discontinued operations                  0.01          0.03
-------------------------------------------------------------------------------

Diluted net income per common share                   $      0.03    $     0.03
===============================================================================

SEGMENT REPORTING

The FASB has issued SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company's business segments are disclosed in Note 8.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." This statement establishes standards for reporting the components of comprehensive income (loss) and requires that all items that are required to be recognized under accounting standards as components of comprehensive income
(loss) be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) includes net income (loss) as well as certain items that are reported directly within a separate component of shareholders' equity.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The Company does not believe the adoption of this standard had an impact on its results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Sttements No. 133 and 140 ("SFAS No. 155"). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an imbedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive dereivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning June 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

3.       CONSOLIDATED SUBSIDIARIES

Lancer is engaged in the design, manufacture and distribution of orthodontic products. Biomerica's direct ownership percentage of Lancer was 23.41% at May 31, 2005 and its direct and indirect (via agreements with certain shareholders/directors) voting control over Lancer was greater than 50% as of

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


May 31, 2005. As a result of Biomerica's control and ownership, the Company's financial statements were consolidated with those of Lancer. During the fiscal year ending May 31, 2005, Biomerica was a party to certain informal agreements with certain of Lancer's officers and directors, pursuant to which they agreed to vote in the same manner as Biomerica (and its directors holding shares of Lancer's common stock) on matters requiring the approval of Lancer's stockholders. Biomerica's percentage of direct ownership in Lancer has continued to decrease due to Lancer's issuance of additional shares of its common stock. As of December 1, 2005, the above-mentioned board members reserved their right no longer to vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements were no longer consolidated with those of Biomerica because Biomerica no longer has direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica held less than 20% of Lancer's common stock and therefore Biomerica's investment is accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001 (see
Note 11). The net assets and operating results of ReadyScript are included in the accompanying consolidated financial statements as discontinued operations.

Operating results for Lancer (for the six month period ended November 30, 2005) and ReadyScript (as discussed) in the aggregate for the years ended May 31, 2006 and 2005, which are included in the consolidated operating results of the Company, are as follows:

                                                             FOR THE YEARS ENDED MAY 31,
                                                               2006             2005
----------------------------------------------------------------------------------------
Net sales                                                 $ 2,925,038       $  5,951,457
Cost of sales                                               2,190,495          4,150,254
----------------------------------------------------------------------------------------
          Gross profit                                        734,543          1,801,203
----------------------------------------------------------------------------------------

Operating expenses:
   Selling, general and administrative                      1,029,059          2,044,460
   Research and development                                    42,470             96,218
----------------------------------------------------------------------------------------
          Total operating expenses                          1,071,529          2,140,678
----------------------------------------------------------------------------------------

Other income (expense):
   Interest expense, net                                      (14,456)            (9,097)
   Other income, net                                           33,096             58,166
----------------------------------------------------------------------------------------
          Total other income (expense)                         18,640             49,069
(Loss) from continuing operations before income taxes        (318,346)          (290,406)
Income tax expense                                                800              1,138
----------------------------------------------------------------------------------------

(Loss) from continuing operations                            (319,146)          (291,544)
Discontinued operations of ReadyScript:
   Income from discontinued operations, net                    76,508            183,723
----------------------------------------------------------------------------------------

          Net (loss)                                      $  (242,638)      $   (107,821)
========================================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


4.       INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consist of the following:

MAY 31,                                                                    2006
--------------------------------------------------------------------------------

Patents and other intangibles                                          $  36,465
--------------------------------------------------------------------------------

Less accumulated amortization                                             28,702
--------------------------------------------------------------------------------
                                                                       $   7,763
================================================================================

5.       RELATED PARTY TRANSACTIONS

NOTES PAYABLE -SHAREHOLDER

         Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit bore interest at 8%, was secured by accounts receivable and inventory, and expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. A warrant for 40,000 shares of restricted common stock exercisable at a price of $.51 per share was awarded as compensation for the forbearance. The note payable is secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended And Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan And Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allows for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. During fiscal 2006 the due date on the note was extended until September 1, 2006, at the same terms and conditions. Collateral remains the same under The Amendment. There was $260,942 of outstanding principal and $0 of interest payable under this note payable at May 31, 2006. Although the Company is currently out of compliance with the terms of the loan agreement, in August 2006 the note holder agreed to extend the due date on the note payable until September 1, 2007. The terms of the note are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments of $10,500 per quarter due for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006, only $5,250 has been paid.

During 2006 and 2005, the Company incurred $22,355 and $25,017, respectively, in interest expense related to the shareholder note payable.

During 2005 and 2004, a shareholder/director advanced the Company $0 and $4,000, respectively. Interest for the fiscal year ended May 31, 2006 and 2005 was $0 and $320. At May 31, 2006 and 2005, $1,659 and $1,979, respectively, were owed in interest payable on this loan and a previous loan of $10,000. During fiscal 2006, $320 of interest due on the $4,000 was forgiven by the shareholder/director.

RENT EXPENSE

Biomerica, Inc. leases facilities from an individual and a partnership, owned by shareholders of the Company. Gross rent expense of approximately $158,000 and $148,000 was incurred during 2006 and 2005, respectively, for this lease. A further expense of $4,765 has been included in accounts payable representing late fees, insurance and interest payable on outstanding rent. Rent payable at May 31, 2006 was $94,860. The total of rent, late fees, insurance and interest payable of $99,625 is included in accounts payable in the consolidated balance sheet.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


ACCRUED COMPENSATION

During fiscal 2002-2005, two officers, who are also shareholders of the Company, agreed to defer payment of a portion of their salaries. At May 31, 2006 approximately $264,548 of deferred officer's salary is included in accrued compensation in the accompanying consolidated financial statements. During fiscal 2006 one of the officers agreed to participate in the Company's private placement in part by reducing his accrued compensation by approximately $20,000 in exchange for restricted common stock (Note 6).

Included in accrued compensation as of May 31, 2006 is vacation accrual of $166,863. Of this, approximately $121,000 is due to the former chief executive officer's estate. The Company is disputing the validity of this claim.

6.       SHAREHOLDERS' EQUITY

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

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


Activity as to stock options and warrants granted are as follows:

                                                                                        WEIGHTED
                                                      NUMBER                             AVERAGE
                                                     OF STOCK        PRICE RANGE        EXERCISE
                                                      OPTIONS         PER SHARE           PRICE
------------------------------------------------------------------------------------------------
Options and warrants outstanding at
   May 31, 2004                                     3,657,637        $ .20 - $3.00        $2.26
Options or warrants granted                           244,000        $ .33 - $0.40        $0.35
Options and warrants canceled or expired           (2,299,000)       $ .20 - $3.00        $2.86
------------------------------------------------------------------------------------------------

Options and warrants outstanding at
   May 31, 2005                                     1,602,637        $ 0.20 - $3.00       $0.90
Options or warrants granted                           691,500        $ 0.47 - $0.65        0.44
Options exercised                                     (14,250)       $ 0.20 - $0.33        0.24
Options and warrants canceled or expired             (378,937)       $  .20 - $3.00        1.39
------------------------------------------------------------------------------------------------

Options and warrants outstanding at
   May 31, 2006                                     1,900,950        $  .20 - $3.00       $0.64
================================================================================================

The weighted average fair value of options and warrants granted during 2006 and 2005 was $0.44 and $0.35 respectively.

The following summarizes information about all of the Company's stock options and warrants outstanding at May 31, 2006. These options and warrants comprise of those granted under the 1991, 1995 and 1999 plan and those granted outside of these plans.

                                     WEIGHTED
                                      AVERAGE
                                     REMAINING       WEIGHTED       NUMBER        WEIGHTED
    RANGE OF          NUMBER        CONTRACTUAL       AVERAGE     EXERCISABLE      AVERAGE
    EXERCISE        OUTSTANDING       LIFE IN        EXERCISE     AT MAY 31,      EXERCISE
     PRICES        MAY 31, 2006        YEARS           PRICE         2006           PRICE
------------------------------------------------------------------------------------------

$  .20 - $ .33        737,000          2.23          $  .27         737,000        $   .27
$ 0.40 - $0.87        944,075          4.02          $  .46         642,325        $   .49
$ 1.90 - $3.00        219,875          2.24          $ 2.65         219,875        $  2.65


STOCK ACTIVITY

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

During fiscal 2005, Biomerica granted 75,000 stock options to purchase shares of common stock at an exercise price of $.40 to outside directors and the President. The options vest over four years, and have a term of five years. Management assigned a value of $21,750 to these options.

In June 2005 the Company granted 111,000 stock options to purchase shares of common stock at an exercise price of $.53 to outside directors and the president. The options vest over four years, and have a term of five years. Management assigned a value of $37,405 to these options.

In September 2005 the Company granted 10,000 stock options to purchase shares of common stock at an exercise price of $.47 to an employee. The options vest over four years, and have a term of five years. Management assigned a value of $3,200 to these options.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


In February 2006 the Company granted 20,000 stock options to purchase shares of common stock at an exercise price of $.48 to two employees. The options vest over four years, and have a term of five years. Management assigned a value of $5,520 to these options.

In May 2006 the Company granted 498,500 stock options to purchase shares of common stock at an exercise price of $.40 to various employees, consultants, officers and directors. The options vest over three years, and have a term of five years. Management assigned a value of $118,643 to these options.

In May 2006 the Company granted warrants to purchase 52,000 shares of restricted common stock at an exercise price of $.65 as part of the private placement conducted at that time. The options vest immediately and have a term of five years. Management assigned a value of $9,880 to these warrants.

During fiscal 2006 an employee of the Company exercised a stock option for 750 shares at the purchase price of $.20 per share and 750 shares at the purchase price of $.33 per share. The total proceeds to the Company was $398.

During fiscal 2006 a former employee (then a consultant) of the Company exercised a stock option for 3,000 shares at the purchase price of $.20 per share. The total proceeds to the Company was $600.

During fiscal 2006 a former employee (then a consultant) of the Company exercised a stock option for 6,000 shares at the purchase price of $.20 per share and 3,750 shares at $.33 per share. The total proceeds to the Company was $2,438.

During fiscal 2006 the board of directors approved a private placement of the Company's restricted common stock. There was a total of 156,000 shares sold at the purchase price of $.48 per share. One warrant at the exercise price of $.65 was granted for every three shares of restricted common purchased. Total proceeds to the Company was $74,880, of which $54,920 was to be paid in cash and the balance was a reduction of accrued wages. Three investors participated, one of whom was an officer and director. Of the $74,880, $24,960 was recorded as a receivable at year-end. This amount was paid after year-end in June 2006.

Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the vesting period. A discount rate equivalent to five-year (or other life of the option or warrant) Treasury constant maturity interest rates is utilized. The historical volatility of the stock is calculated using weekly historical closing prices for the prior year as reported by Yahoo Finance. For purposes of the SFAS 123 footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the board approval of such issuance.

SUBSIDIARY SALE OF STOCK

During the years ended May 31, 2006 and 2005 the Company recognized a reduction in its additional paid capital in the amount of $57,769 and $31,494, respectively, resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock. The Company treated this reduction in its equity of the subsidiary as an equity transaction in the accompanying consolidated statement of shareholder's equity.

SUBSIDIARY OPTIONS, WARRANTS AND STOCK ACTIVITY

During fiscal 2005, an employee of Lancer exercised a stock option for 4,500 shares at the purchase price of $.26 per share. Proceeds to Lancer were $1,170.

In fiscal 2006 Lancer conducted a private placement, the purpose of which was to raise funds to proceed with the terms of the Lingualcare agreement. Lancer sold 722,769 shares of restricted common stock at the price of $.65 per share. Total gross proceeds to Lancer were $469,800. This private placement further reduced Biomerica's control and ownership percentage in Lancer.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


7.       INCOME TAXES

Income tax expense from continuing operations for the years ended May 31, 2006 and 2005 consists of the following current provisions:

MAY 31,                                                 2006          2005
-------------------------------------------------------------------------------
U.S. Federal                                        $        --     $        --
State and local                                           1,600           1,938
-------------------------------------------------------------------------------
                                                    $     1,600     $     1,938
===============================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


Income tax expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following:

MAY 31,                                                                2006          2005
------------------------------------------------------------------------------------------
Computed "expected" tax expense (benefit)                           $ 81,366      $(24,734)
Increase (reduction) in income taxes resulting from:
    Lancer loss                                                       27,494            --
    Tax credits                                                      (13,711)           --
   Meals and entertainment                                                --         4,326
   Change in valuation allowance                                     (94,000)       91,991
   Equity in earnings of affiliates not subject to taxation
      because of dividends- received deduction for tax purposes           --       (71,583)
   State income taxes, net of federal benefit                         13,358         1,938
    Other                                                            (12,907)           --
------------------------------------------------------------------------------------------
                                                                    $  1,600      $  1,938
==========================================================================================

The tax effect of temporary differences that give rise to significant portions of liabilities are presented below.

MAY 31,                                                                                                   2006
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets (liabilities):
     Accounts receivable, principally due to allowance for doubtful accounts and sales returns     $        2,864
     Inventories, due to additional costs inventoried for tax purposes
         and allowance for obsolescence                                                                     1,179
     Compensated absences and deferred payroll                                                            206,153
     Net operating loss carryforwards                                                                   1,144,879
       Tax credit carryforards                                                                            129,570
     Accumulated depreciation of property and equipment                                                    18,403
     Other                                                                                                   (212)

Less valuation allowance                                                                               (1,502,836)

Net deferred tax asset (liability)                                                                 $           --
=================================================================================================================

The Company has provided a valuation allowance for all of its deferred tax assets as of May 31, 2006. Management provided such allowance as it is currently more likely than not that the Company will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods. During fiscal 2006 the valuation allowance related to Biomerica on a stand alone basis decreased by $94,000.

The 2005 valuation allowance included amounts relating to the valuation allowance for Lancer Orthodontics. The valuation allowance decreased approximately $951,000 from 2005 as a result of the de-consolidation of Lancer during December 2005.

At May 31, 2006, the Company has federal and state income tax net operating loss carry forwards of approximately $3,105,000 and $1,013,000 respectively. The federal net operating loss carry forwards begin to expire in 2008. The state net operating loss carry forwards expire beginning in 2006.

At May 31, 2006 the Company has federal and California research and development tax credit carryforwards of approximately $91,000 and $57,000 respectively. The federal credits begin to expire in 2009 and the California credits carryforward indefinitely.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss ("NOL") and credit carryforwards will be limited by statute because of a cumulative change in ownership of more than 50%. The Company has had numerous equity transactions that may have resulted in several changes in ownership of us as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to Sections 382 and 383 of the Code, the annual use of the Company's NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in the past three years. Should Section 382 ownership change have occurred, there would be a substantial limitation on the Company's ability to utilize its NOLs to offset future taxable income.

8.       BUSINESS SEGMENTS

Reportable business segments are identified by product line and for the years ended May 31, 2006 and 2005 are as follows (the amounts for Lancer's orthodontic sales for fiscal 2006 include results for only the six months ended November 30,
2005):

                                                    2006             2005
------------------------------------------------------------------------------
Domestic sales:
   Orthodontic products                        $  1,584,000      $   2,923,000
==============================================================================
   Medical diagnostic products                 $  1,168,000      $     996,000
==============================================================================

Foreign sales:
   Orthodontic products                        $  1,341,000      $   3,028,000
==============================================================================
   Medical diagnostic products                 $  3,092,000      $   2,435,000
==============================================================================

Net sales:
   Orthodontic products                        $  2,925,000      $   5,951,000
   Medical diagnostic products                    4,260,000          3,431,000
------------------------------------------------------------------------------
Total                                          $  7,185,000      $   9,382,000
==============================================================================

Operating profit (loss):
   Orthodontic products                        $  (337,000)      $    (340,000)
   Medical diagnostic products                     224,000              70,000
------------------------------------------------------------------------------
Total                                          $  (113,000)*     $    (270,000)*
==============================================================================

*THE INCOME STATEMENT REPORTED A LOSS OF $97,000 AND $235,000 FOR FISCAL 2006 AND 2005, RESPECTIVELY. THE DIFFERENCE OF $16,000 AND $35,000 FOR FISCAL 2006 AND 2005, RESPECTIVELY, IS ATTRIBUTABLE TO INTERCOMPANY ELIMINATION ENTRIES UPON CONSOLIDATION.

Operating income from discontinued segment:
   ReadyScript                                  $  76,508         $     183,723
-------------------------------------------------------------------------------
Total                                           $  76,508         $     183,723
===============================================================================

Domestic long-lived assets:
   Orthodontic products                         $        --       $     571,000
   Medical diagnostic products                      115,000             121,000
-------------------------------------------------------------------------------
Total                                           $  115,000        $     692,000
===============================================================================

Foreign long-lived assets:
   Orthodontic products                         $        --       $     114,000
   Medical diagnostic products                       12,000              11,000
-------------------------------------------------------------------------------
Total                                           $    12,000       $     125,000
===============================================================================

Total assets:
   Orthodontic products                         $          --     $   4,144,000
   Medical diagnostic products                      2,428,000         1,647,000
-------------------------------------------------------------------------------
Total                                           $   2,428,000     $   5,791,000
===============================================================================

Depreciation and amortization expense:
   Orthodontic products                         $      63,000     $      90,000
   Medical diagnostic products                         59,000            69,000
-------------------------------------------------------------------------------
Total                                           $     122,000     $     159,000
===============================================================================

Capital expenditures:
   Orthodontic products                         $     575,000     $     198,000
   Medical diagnostic products                         51,000            44,000
-------------------------------------------------------------------------------
Total                                           $     626,000     $     242,000
===============================================================================

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


The net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during fiscal years 2006 and 2005. On a consolidated basis no customer accounted for 10% or more of the consolidated sales in the fiscal years ended May 31, 2006 and 2005. No customer accounted for 10% or more of Lancer Orthodontics' sales for the fiscal year ended May 31 2005. On an unconsolidated basis Biomerica has two customers each of which account for greater than 10% of its sales for the years ended May 31, 2006 and 2005.

Geographic information regarding net sales is as follows (fiscal 2006 includes sales for Lancer of the six month period ended November 2005, whereas fiscal 2005 includes the entire year then ended):

                                                    2006                 2005
--------------------------------------------------------------------------------
Net sales:
   United States                               $   2,752,000       $   3,919,000
   Europe                                          2,678,000           3,111,000
   South America                                     458,000             428,000
   Middle East                                       134,000             374,000
   Asia                                              405,000             259,000
   Oceania                                           582,000             686,000
   Other foreign                                     176,000             605,000
--------------------------------------------------------------------------------
Total net sales                                $   7,185,000       $   9,382,000
================================================================================

Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Identifiable assets are held primarily in the United States.

9.       COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Biomerica leased its primary facility under a non-cancelable operating lease, which expired October 31, 2005, with initial monthly base rent of $15,000 with a 3% increase effective September 1, 2003. The facilities are currently being leased on a month-to-month basis while management explores various leasing options including moving the Company to other facilities. The facilities are owned and operated by four of the Company's shareholders, one of whom is an officer and director. During fiscal 2004 through 2006 the Company consolidated some of its operations and the landlords agreed to take back the space no longer needed by the Company and to reduce the rent accordingly. The landlords also agreed not to institute the 3% increase as required in the lease. Effective May 1, 2006 the monthly rent was set at $14,000. Management believes there would be no significant difference in the terms of the property rental if the Company leased from a third party. Total rent expense for this facility was approximately $158,000 and $148,000 during the years ended May 31, 2006 and 2005, respectively.

Biomerica subleased a portion of its facility under a non-cancelable operating lease, which expired May 16, 2003 and was month-to-month until April 1, 2006, at which time the Company returned this space to the landlord. The Company recorded base rental income of $15,478 and $28,104 during the years ended May 31, 2006 and 2005, respectively.

Biomerica has various small leases for office equipment.

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


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

CONTRACT
During the first quarter of fiscal 2006 the Company entered into an agreement with another company for the purpose of developing certain technology for Biomerica. The total amount of the contract was for $55,000, with a 40% down payment required and milestone payments for the balance of the contract. The balance due at May 31, 2006 was $33,000. On June 5, 2006, a milestone payment of $16,500 was made and which was included in payables as of May 31, 2006. The remaining $16,500 has not been recorded as a liability at May 31, 2006 due to the fact that payment of it is contingent upon performance at a future date of certain functions by the contractor.

10.      CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

 The following is a condensed, unconsolidated balance sheet for Biomerica, Inc. as of May 31, 2006, and the condensed, unconsolidated pro forma statements of operations and condensed unconsolidated statements of cash flows for the years ended May 31, 2006 and 2005. No cash dividends were paid by the consolidated subsidiaries (see Note 3) during the years ended May 31, 2006 and 2005.

                     CONDENSED UNCONSOLIDATED BALANCE SHEET

MAY 31,                                                                2006
-------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                         $     119,914
     Available-for-sale securities                                        3,279
     Accounts Receivable, Net                                           560,721
     Inventories                                                      1,104,367
     Prepaid Expenses And Other                                          57,668
-------------------------------------------------------------------------------
Total Current Assets                                                  1,845,949

Inventory, Non-Current                                                   23,663
Property And Equipment, Net                                             127,391
Intangible Assets                                                         7,763
Available-For-Sale Securities                                           410,137
Other Assets                                                             13,419
-------------------------------------------------------------------------------
                                                                  $   2,428,322
===============================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable And Accrued Liabilities                     $     580,767
     Accrued Compensation                                               483,308
       Capital lease - short-term portion                                 3,714
     Current Portion Of Notes Payable-Shareholder                       260,942
     Net liabilities from discontinued operations                        27,270
-------------------------------------------------------------------------------
Total Current Liabilities                                             1,356,001
-------------------------------------------------------------------------------

                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


Capital lease - long-term portion                                         8,574

SHAREHOLDERS' EQUITY:
     Common Stock                                                       461,333
     Additional Paid-In Capital                                      17,064,324
        Common stock subscribed                                          74,880
     Common stock subscribed receivable                                 (24,960)
     Accumulated Other Comprehensive Income                            (226,971)
     Accumulated Deficit                                            (16,284,859)
-------------------------------------------------------------------------------
Total Shareholders' Equity                                            1,063,747
-------------------------------------------------------------------------------
                                                                  $   2,428,322
===============================================================================

                CONDENSED UNCONSOLIDATED STATEMENT OF OPERATIONS

MAY 31,                                                                               2006             2005
--------------------------------------------------------------------------------------------------------------
Net Sales                                                                         $ 4,259,954      $ 3,430,380
Cost Of Sales                                                                       2,604,900        2,181,001
--------------------------------------------------------------------------------------------------------------
Gross Profit                                                                        1,655,054        1,249,379
--------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Selling, General And Administrative                                              1,234,404        1,001,098
   Research And Development                                                           196,534          178,070
--------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                            1,430,938        1,179,168
--------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                               224,116           70,211
Other Income (Expense)                                                                 (2,075)         (19,292)
--------------------------------------------------------------------------------------------------------------

Income From Operations Before Interest In Net Loss (Income)
   Of Consolidated Subsidiaries And Income Taxes                                      222,041           50,919

Interest In Net Loss  Of Consolidated Subsidiaries                                     67,476           71,583

Interest In Net Income Of Consolidated Subsidiaries - Discontinued Operations         (76,508)        (183,723)

Income From Operations Before Income Taxes                                            231,073          163,059

Income Tax Expense                                                                        800              800
--------------------------------------------------------------------------------------------------------------
Net Income                                                                        $   230,273      $   162,259
==============================================================================================================





                                      BIOMERICA, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     YEARS ENDED MAY 31, 2006 AND 2005


                                PRO FORMA STATEMENT OF OPERATIONS BY COMPANY

                                                 Year Ended
                                                May 31, 2006

                                                                                  Lancer
                                                               Intercompany      Pro-forma       Biomerica
                                                  Actual       Eliminations      adjustments    Stand-alone
                                                -----------    -----------       -----------    -----------

NET SALES                                       $ 7,184,992                      $ (2,925,038)   $ 4,259,954
COST OF SALES                                     4,779,615    $    15,780(1)     (2,190,495)     2,604,900
                                                -----------    -----------       -----------    -----------

GROSS PROFIT                                      2,405,377    $   (15,780)         (734,543)     1,655,054
                                                -----------    -----------       -----------    -----------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                        2,263,463                       (1,029,059)     1,234,404
RESEARCH AND DEVELOPMENT                            239,004                          (42,470)       196,534
                                                -----------    -----------       -----------    -----------

TOTAL OPERATING EXPENSES                          2,502,467                       (1,071,529)     1,430,938
                                                -----------    -----------       -----------    -----------
    OPERATING INCOME (LOSS)                         (97,090)       (15,780)          336,986        224,116

OTHER (INCOME)EXPENSE
 Interest expense                                    44,790                          (14,456)        30,334
 Other expense (income)                             (45,575)       (15,780)(2)        33,096        (28,259)
                                                -----------    -----------       -----------    -----------
                                                       (785)       (15,780)(2)        18,640          2,075
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                   (96,305)                         318,346        222,041

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                          251,670       (319,146)(3)            --             --
                                                                    67,476 (4)
                                                -----------    -----------       -----------    -----------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                               155,365       (251,670)          318,346        222,041
                                                -----------    -----------       -----------    -----------

INCOME TAX EXPENSE                                    1,600                             (800)           800
                                                -----------    -----------       -----------    -----------

DISCONTINUED OPERATION                              (76,508)                                        (76,508)

NET INCOME (LOSS)                               $   230,273    $  (251,670)      $   319,146    $   297,749
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





                                      BIOMERICA, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     YEARS ENDED MAY 31, 2006 AND 2005


                               PRO FORMA STATEMENT OF OPERATIONS BY COMPANY

                                                 Year Ended
                                                May 31, 2005

                                                                                   Lancer
                                                               Intercompany      Pro-forma       Biomerica
                                                  Actual       Eliminations      adjustments    Stand-alone
                                                -----------    -----------       -----------    -----------
NET SALES                                       $ 9,381,837                      ($5,951,457)   $ 3,430,380
COST OF SALES                                     6,296,755         34,500(1)     (4,150,254)     2,181,001
                                                -----------    -----------       -----------    -----------

GROSS PROFIT                                      3,085,082        (34,500)(1)    (1,801,203)     1,249,379
                                                -----------    -----------       -----------    -----------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                        3,045,558                       (2,044,460)     1,001,098
RESEARCH AND DEVELOPMENT                            274,288                          (96,218)       178,070
                                                -----------    -----------       -----------    -----------

TOTAL OPERATING EXPENSES                          3,319,846                       (2,140,678)     1,179,168
                                                -----------    -----------       -----------    -----------

    OPERATING (LOSS) INCOME                        (234,764)       (34,500)(1)       339,475         70,211

OTHER EXPENSE (INCOME)
 Interest expense                                    40,693                           (9,097)        31,596
 Other expense (income)                             (35,970)       (34,500)(2)        58,166        (12,304)
                                                -----------    -----------       -----------    -----------
                                                      4,723        (34,500)(2)        49,069         19,292
                                                -----------    -----------       -----------    -----------
(LOSS) INCOME FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                  (239,487)                         290,406         50,919

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                          219,961       (291,544)(3)            --             --
                                                                    71,583 (4)
                                                -----------    -----------       -----------    -----------
INCOME (LOSS) FROM OPERATIONS
 BEFORE INCOME TAXES                                (19,526)      (219,961)          290,406         50,919
                                                -----------    ------------      -----------    -----------

INCOME TAX EXPENSE                                    1,938                           (1,138)           800
                                                -----------    -----------       -----------    -----------
DISCONTINUED OPERATION                             (183,723)                                       (183,723)
                                                -----------    -----------       -----------    -----------

NET INCOME (LOSS)                               $   162,259   $  (219,961)      $   291,544    $    233,842
                                                ===========    ===========       ===========    ===========

(1)  To record the charge for rent by Lancer at the manufacturing facility in Mexico which was eliminated in consolidation.
(2)  To record the income from Biomerica received by Lancer for rent at the Mexico facility, which was eliminated in consolidation.
(3)  To de-consolidate Lancer's loss.
(4)  Elimination of Biomerica's portion of Lancer's operations as if the termination of the voting agreement occurred May 31, 2004.


                CONDENSED UNCONSOLIDATED STATEMENT OF CASH FLOWS

Certain amounts in fiscal 2005 Condensed Unconsolidated Statement of Cash Flows, have been re-classified to conform to the current year classification.

FOR THE YEARS ENDED MAY 31,                                                        2006            2005
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net Income (loss) From Continuing Operations                                  $ 153,765      $ (21,464)
   Adjustments To Reconcile Net Income (Loss) To Net Cash Provided (Used)
     In Operating Activities:
   Depreciation and Amortization                                                    62,278         69,479
   Provision For Losses On Accounts Receivable                                      (3,361)       (62,011)
   Realized Gain On Sale Of Available-For-Sale Securities                             (685)        (8,888)
    Loss Of Subsidiaries                                                            67,476         71,589
   Options and Warrants Issued                                                      12,324         13,963
   Loss On Disposal Of Property And Equipment                                        1,704          1,258
   Net Change In Other Current Assets And Current Liabilities                     (203,234)        17,719
---------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities                                 90,267         81,645
---------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Sales Of Available-For-Sale Securities                                              685          8,888
   Purchase Of Property And Equipment                                              (41,075)       (44,010)
---------------------------------------------------------------------------------------------------------

Net Cash (Used In) Provided By Investing Activities                                (40,390)       (35,122)
---------------------------------------------------------------------------------------------------------





                                      BIOMERICA, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     YEARS ENDED MAY 31, 2006 AND 2005


Cash Flows From Financing Activities:
   Net Decrease (Increase) In Shareholder Loans                                    (40,145)       (16,231)
   Exercise Of Stock Options                                                         3,435             --
   Sale Of Common Stock, Net Of Offering Expenses                                   29,960             --
   Payments on capital lease                                                          (553)            --
   Decrease (increase) In Notes Receivable                                           3,419         (3,800)
---------------------------------------------------------------------------------------------------------

Net Cash (Used In) Provided By Financing Activities                                 (3,884)       (20,031)
---------------------------------------------------------------------------------------------------------

Net cash provided by (used in) discontinued operations                                (800)            --
---------------------------------------------------------------------------------------------------------

Net Change In Cash And Cash Equivalents                                             45,193         26,492

Cash And Cash Equivalents At Beginning Of Year                                      74,721         48,229
---------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents At End Of Year                                         $ 119,914      $  74,721
=========================================================================================================
Supplemental Disclosure Of Cash Flow Information -
   Cash Paid During The Year For:
     Interest                                                                    $  29,379      $  30,071
     Income Taxes                                                                $     800      $     800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Change in unrealized holding gain (loss) on available-for-sale securities    $(227,496)     $ (17,940)
=========================================================================================================
    Change in minority interest due to subsidiary sale of stock                  $ (57,769)     $ (31,494)
=========================================================================================================
    Capital lease for purchase of fixed assets                                   $  12,841      $      --
=========================================================================================================
    Increase in investment due to de-consolidation of Lancer                     $ 632,732      $      --
=========================================================================================================
    Reduction of accrued compensation through purchase of stock                  $  19,960      $      --
=========================================================================================================
    Subscribed stock receivable                                                  $  24,960      $      --
=========================================================================================================





                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


11.      DISCONTINUED OPERATIONS

The following summarizes the net liabilities of the discontinued operations, ReadyScript, as of May 31, 2006 and the results of its operations for each of the years in the two-year period ended May 31, 2006.

Balance sheet items:

MAY 31,                                                              2006
--------------------------------------------------------------------------------
Assets:
     Miscellaneous receivable                                      $  7,711

Less liabilities:
     Accrued expenses                                                34,981

Net liabilities                                                    $ 27,270

Results of its operations items:

YEARS ENDED MAY 31,                                                   2006        2005
----------------------------------------------------------------------------------------
Legal settlements and debt forgiveness                             $ 77,308     $177,372

Cost and expenses:

   General and administrative (reduction of previous expenses)          800        6,351
----------------------------------------------------------------------------------------

Total costs and expenses                                                800        6,351
----------------------------------------------------------------------------------------

Income from operations                                             $ 76,508     $183,723
========================================================================================


                        BIOMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2006 AND 2005


12.      SUBSEQUENT EVENTS


     During August 2006 the Company and the holder of the Note
Payable-shareholder described in Note 5 agreed to the extension of the note payable due date until September 1, 2007. The terms of the note payable are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month.

     In July 2006 a one year distribution agreement was entered into with Grifols USA, LLC wherein Grifols was appointed as a non-exclusive distributor in the United States for certain of the Company's products.