Form 10QSB
period 2006-08-31
BIOMERICA INC
filed 2006-10-16
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2006                    Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,922,681 shares of common stock as of October 15, 2006.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three Months Ended
         August 31, 2006 and 2005..........................................1 & 2

         Consolidated Balance Sheet (unaudited) -
         August 31, 2006...................................................3 & 4

         Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended August 31, 2006 and 2005...........................5

         Notes to Consolidated Financial Statements (unaudited) ............6-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................15-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   18

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

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

         Signatures...........................................................20


                                PART I - FINANCIAL INFORMATION
                               SUMMARIZED FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS

                                       BIOMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE GAIN (UNAUDITED)

                                                                          Three Months Ended
                                                                               August 31,
                                                                          2006           2005
                                                                       -----------    -----------
Net sales ..........................................................   $1,153,266     $ 2,350,150

     Cost of sales .................................................     (777,615)     (1,607,942)
                                                                       ----------     -----------
     Gross profit ..................................................      375,651         742,208
                                                                       ----------     -----------

Operating Expenses:
     Selling, general and administrative ...........................      290,455         753,160
     Research and development ......................................       41,001          84,777
                                                                       ----------     -----------
                                                                          331,456         837,937
                                                                       ----------     -----------

Operating gain (loss) from continuing operations ....................      44,195         (95,729)
                                                                       ----------     -----------

Other Expense (income):
     Interest expense ..............................................        7,502          11,013
     Other income, net .............................................          (10)        (37,897)
                                                                       ----------     -----------
                                                                            7,492         (26,884)
                                                                       ----------     -----------

      Income (loss) from continuing operations, before
       minority interest in net loss of consolidated
       subsidiaries and income taxes ...............................       36,703         (68,845)

Minority interest in net losses of consolidated subsidiaries .......           --         132,236
                                                                       ----------     -----------

Income from continuing operations, before income taxes ......              36,703          63,391

Income tax expense .................................................            0              0
                                                                       ----------     -----------

Net income from continuing operations .......................          $   36,703     $    63,391
                                                                       ==========     ===========






                                           BIOMERICA, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE GAIN (LOSS) - Continued (UNAUDITED)


Discontinued operations:
  Income from discontinued operations, net .................             27,869               --
                                                                   ------------    -------------
Net income  .................................................            64,572           63,391

Other comprehensive gain (loss), net of tax
  Unrealized gain (loss) on available-for-sale securities ...               165           (3,358)
                                                                   ------------    -------------

Comprehensive gain (loss) ...................................      $     64,737    $      60,033
                                                                   ============    =============

Basic net income per common share:

     Net income from continuing operations ...................     $        .01    $         .01
     Net income from discontinued operations .................              .00              .00
                                                                   ------------    -------------
Basic net income per common share ............................     $        .01    $         .01
                                                                   ============    =============

Diluted net income per common share:
     Net income from continuing operations ...................     $        .01    $         .01
     Net income from discontinued operations .................              .00              .00
                                                                   ------------    -------------

Diluted net income per common share ..........................     $        .01    $         .01
                                                                   ============    =============

Weighted average number of common and common
  equivalent shares:
     Basic ...................................................        5,922,681        5,753,686
                                                                   ============    =============
     Diluted .................................................        6,376,894        6,620,621
                                                                   ============    =============


The accompanying notes are an integral part of these statements.





                                      BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                August 31,
                                                                                   2006
                                                                                ----------
Assets

Current Assets
    Cash and cash equivalents ...............................................   $  89,550
    Available for-sale securities ...........................................       3,444
    Accounts receivable, less allowance for doubtful accounts of $7,030 .....     570,494
    Inventories, net ........................................................   1,171,000
    Notes receivable ........................................................       3,750
    Prepaid expenses and other ..............................................      74,619
    Net assets from discontinued operations..................................         598
                                                                                ----------
          Total Current Assets ..............................................   1,913,455

Inventory, non-current ......................................................      23,663

Property and Equipment, net of accumulated depreciation and amortization ....     181,823

Intangible assets, net of accumulated amortization ..........................       6,469

Available-for-sale securities................................................     410,137

Other Assets ................................................................      13,419
                                                                               -----------
                                                                               $2,548,966
                                                                               ===========

The accompanying notes are an integral part of these statements.





                                   BIOMERICA, INC.

                 CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                       August 31,
                                                                          2006
                                                                      -----------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ......................   $  634,018
     Accrued compensation ..........................................      500,551
     Current portion of shareholder loan ...........................      248,812
     Capital lease - short term portion ............................        3,884
                                                                      -----------
          Total Current Liabilities ................................    1,387,265

Capital lease-long-term portion ....................................        7,549

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       issued and outstanding 5,922,681 ............................      473,813
     Additional paid-in-capital ....................................   17,127,432
     Accumulated other comprehensive loss ..........................     (226,805)
     Accumulated deficit ...........................................  (16,220,288)
                                                                      -----------

Total Shareholders' Equity .........................................  $ 1,154,152
                                                                      -----------

Total Liabilities and Equity .......................................  $ 2,548,966
                                                                      ===========

The accompanying notes are an integral part of these statements.





                                      BIOMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended August 31,                                   2006         2005
                                                                     ---------    ---------
Cash flows from operating activities:
Net income from continuing operations ............................   $  36,703    $  63,391

Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
     Depreciation and amortization ...............................      13,520       37,644
     Minority interest in net loss of consolidated
       Subsidiary ................................................          --     (132,236)
     Common stock, warrants and options issued for services
       rendered ..................................................         708          234
     Provision for losses on accounts receivable .................          --       17,143
     Changes in current assets and liabilities:
       Accounts Receivable .......................................      (9,772)     (83,641)
       Inventories ...............................................     (66,633)    (158,620)
       Prepaid expenses and other current assets .................     (20,701)      (8,347)
       Accounts payable and other accrued liabilities ............      53,251       59,644
       Accrued compensation ......................................      17,243       (9,985)
                                                                     ---------    ---------

Net cash provided by (used in) operating activities ..............      24,319     (214,773)
                                                                     ---------    ---------

Cash flows from investing activities:
          Purchases of property and equipment ....................     (66,658)    (160,043)
                                                                     ---------    ---------
Net cash used in investing activities ............................     (66,658)    (160,043)
                                                                     ---------    ---------

Cash flows from financing activities:
     Change in minority interest .................................          --       20,500
     Decrease in shareholder loan ................................     (12,130)      (6,061)
     Proceeds from sale of common stock ..........................      24,960           --
     Exercise of stock options ...................................          --          398
     Decrease in line of credit at subsidiary ....................          --     (150,000)
     Common stock to be issued at subsidiary .....................          --      384,800
     Payments on capital lease ...................................        (855)          --
                                                                     ---------    ---------

Net cash provided by financing activities ........................      11,975      249,637
                                                                     ---------    ---------

Net cash used in discontinued operations .........................         --            --
                                                                     ---------    ---------

Net decrease in cash and cash equivalents ........................    (30,364)     (125,179)

Cash and cash equivalents at beginning of period .................    119,914       351,881
                                                                     ---------    ---------

Cash and cash equivalents at end of period .......................   $ 89,550     $ 226,702
                                                                     =========    =========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the quarter for:
     Interest ....................................................   $   6,564   $   5,938
                                                                     ==========  ==========
  Change in unrealized holding loss on available-for-sale
    securities ..................................................    $     165   $  (3,358)
                                                                     ==========  ==========

  Change in minority interest due to subsidiary stock issuance ...   $    --     $ (50,185)
                                                                     ==========   =========


The accompanying notes are an integral part of these statements.


                                             5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2006

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, for a summary of significant accounting policies utilized by the Company.

(2) As of August 31, 2006, the Company had cash and available-for-sale securities in the amount of $92,994 and working capital of $526,190. The Company also has $410,137 of long term available-for-sale securities.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable in the amount of $313,318 bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequently to September 1, 2006 at the same terms. Minimum payments are $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company. Although the Company is currently out of compliance with the terms of the loan agreement, in August 2006 the note holder agreed to extend the due date on the note payable until September 1, 2007. The terms of the note are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments of $10,500 per quarter due for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006, and May 31, 2006, only $5,250 has been paid.

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


The following table presents on a pro forma basis a breakdown by company of the Statement of Operations for the three months ended August 31, 2005.

                           PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)

                                                                   Three Months Ended
                                                                  August 31, 2005
                                                           Intercompany           Pro-forma
                                               Actual      Eliminations           Lancer       Biomerica
----------------------------------------------------------------------------------------------------------
NET SALES                                   $2,350,150                          $(1,377,098)    $  973,052
COST OF SALES                                1,607,942      8,625 (1)            (1,064,705)       551,862
----------------------------------------------------------------------------------------------------------

GROSS PROFIT                                   742,208     (8,625)(1)              (312,393)       421,190
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                     753,160                             (481,012)       272,148
RESEARCH AND DEVELOPMENT                        84,777                              (20,156)        64,621
----------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                       837,937                             (501,168)       336,769
----------------------------------------------------------------------------------------------------------

    OPERATING INCOME (LOSS)                    (95,729)    (8,625)                  188,775         84,421

OTHER EXPENSE (INCOME)
 Interest                                       11,013                               (2,891)         8,122
 Other expense (income)                        (37,897)    (8,625)(2)                19,011        (27,511)

----------------------------------------------------------------------------------------------------------
                                                (26,884)   (8,625)(2)                16,120        (19,389)
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES              (68,845)                             172,655        103,810

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                     132,236    (172,655)(3)
                                                            40,419 (4)
----------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                           63,391    (132,236)                 172,655        103,810
----------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                                  --          --                       --             --
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                              $63,391 $  (132,236)             $   172,655     $  103,810
==========================================================================================================

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

                                        7

(3) In December 2004, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting For Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant- date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. As of the beginning of fiscal 2007, June 1, 2006, the Company was required to account for stock-based compensation using this method.

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

              If the Company had accounted for its options in accordance with SFAS 123(R) in fiscal 2006, the total value of options granted during the three month period ended August 31, 2005 would have been expensed over the vesting period of the options. Thus, the Company's consolidated net income (loss) would have been as follows:


Net Income (Loss)                                                        2005
--------------------------------------------------------------------------------
As reported                                                          $   63,391
Add: Stock-based employee compensation
  expense included in reported net income (loss)                             --
Less: Stock-based employee compensation
  expense determined using fair value
  based method for all awards                                           (14,692)
 -------------------------------------------------------------------------------
Pro forma                                                            $   48,699
================================================================================

Pro forma net income from
   continuing operations
   per share - basic                                                 $     0.01
================================================================================
Pro forma net income from
   continuing operations
   per share - diluted                                               $     0.01
================================================================================

     For the three months ended August 31, 2006, the Company expensed approximately $708 of stock option expense due to SFAS 123(R) in its financial statements.

(4) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of August 31, 2006:

                                                                      Weighted
                                                                       Average
                           Number of Options and Warrants             Exercise
                     Employee       Non-employee        Total           Price
                    ----------      ------------       ----------    ----------
Outstanding
May 31, 2006         1,748,284           152,666        1,900,950    $     0.64

Granted                10,000                 --           10,000    $     0.50
Exercised                 --                  --               --            --
Cancelled or expired  (81,338)                --          (81,338)   $     1.02
                    ----------      ------------       ----------    ----------
Outstanding
August 31, 2006      1,676,946           152,666        1,829,612    $     0.59
                    ==========      ============       ==========    ==========

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

(7) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, for a description of the investments in affiliates and consolidated subsidiaries.

(8) Reference is made to Notes 5 & 9 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, for information on commitments and contingencies.

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $226,800 at August 31, 2006.

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

                                                              AUGUST 31,
                                                         2006            2005
--------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                  $    36,703    $   63,391
   Income from discontinued operations                     27,869            --
-------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share                            $    64,572    $   63,391
===============================================================================

Denominator for basic net income
    per common share                                    5,922,681     5,753,686
Effect of dilutive securities:
   Options and warrants                                   454,213       866,935
-------------------------------------------------------------------------------

Denominator for diluted net income per common share     6,376,894     6,620,621
===============================================================================

Basic net income per common share:
    Income from continuing operations                 $      0.01    $     0.01
    Income from discontinued operations                      0.00          0.00
-------------------------------------------------------------------------------

Basic net income per common share                     $      0.01    $     0.01
===============================================================================

Diluted net income per common share:
    Income from continuing operations                 $      0.01    $     0.01
    Net income from discontinued operations                  0.00          0.00
-------------------------------------------------------------------------------

Diluted net income per common share                   $      0.01    $     0.01
===============================================================================

(11) In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

         In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company has provided SAB No. 107 required disclosures upon adoption of SFAS No. 123R on June 1, 2006.

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

         In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The Company does not believe the adoption of this standard will have an impact on its results of operations.
                                       10

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

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company would be required to adopt this statement as of June 1, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 156 on its consolidated financial statements.

(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                      For the Three Months Ended
                                                      8/31/06         8/31/05
                                                     ----------      ----------

         Revenues from sales to unaffiliated customers:
         United States                               $ 226,000       $  943,000
         Asia                                          132,000          129,000
         Europe                                        624,000          786,000
         South America                                  17,000          145,000
         Middle East                                     5,000           38,000
         Oceania                                       131,000          143,000
         Other                                          18,000          166,000
                                                     ----------      ----------
                                                     $1,153,000      $2,350,000
                                                     ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(14) During fiscal 2006 an employee of the Company exercised a stock option for 750 shares at the purchase price of $.20 per share and 750 shares at the purchase price of $.33 per share. The total proceeds to the Company was $398.

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

         In May 2006 the Company granted warrants to purchase 52,000 shares of restricted common stock at an exercise price of $.65 as part of the private placement conduted at that time. The options vest immediately and have a term of five years. Management assigned a value of $9,880 to these warrants.

         In July 2006 the board of directors granted a stock option for 10,000 options to an employee of the company. The options vests one quarter immediately and then one quarter per year thereafter. The option is at the exercise price of $.50 per share and expires in five years. Management assigned a value of $2,830 to this option.

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


(15) Reportable business segments for the quarter ended August 31, 2006 and 2005 are as follows:

                                                          2006          2005
                    ------------------------------------------------------------

                    Domestic sales:
                       Orthodontic products         $         --   $    748,000
                    ============================================================

                       Medical diagnostic products  $    226,000   $    195,000
                    ============================================================

                    Foreign sales:
                       Orthodontic products         $         --   $    629,000
                    ============================================================

                       Medical diagnostic products  $    927,000   $    778,000
                    ============================================================

                    Net sales:
                       Orthodontic products         $         --   $  1,377,000
                       Medical diagnostic products     1,153,000        973,000
                    ------------------------------------------------------------

                    Total                           $  1,153,000   $  2,350,000
                    ============================================================

                    Operating gain (loss):
                       Orthodontic products         $         --   $   (188,000)
                       Medical diagnostic products        44,000         92,000
                    ------------------------------------------------------------

                    Total                           $     44,000   $    (96,000)
                    ============================================================

                    Operating loss from discontinued segment:
                       ReadyScript                            --             --
                    ------------------------------------------------------------

                    Total                           $         --   $         --
                    ============================================================

                    Domestic long-lived assets:
                       Orthodontic products         $         --   $    576,000
                       Medical diagnostic products       154,000        110,000
                    ------------------------------------------------------------

                    Total                           $    154,000   $    686,000
                    ============================================================

                    Foreign long-lived assets:
                       Orthodontic products         $         --   $    245,000
                       Medical diagnostic products        28,000         10,000
                    ------------------------------------------------------------

                    Total                           $     28,000   $    255,000
                    ============================================================

                    Total assets:
                       Orthodontic products          $        --    $ 4,268,000
                       Medical diagnostic products      2,549,000     1,750,000
                    ------------------------------------------------------------

                    Total                            $  2,549,000    $ 6,018,000
                    ============================================================

                    Depreciation and amortization
                     expense:
                       Orthodontic products         $         --   $     20,000
                       Medical diagnostic products        14,000         18,000
                    ------------------------------------------------------------

                    Total                           $     14,000   $     38,000
                    ============================================================

                    Capital expenditures:
                       Orthodontic products         $         --   $    156,000
                       Medical diagnostic products        67,000          4,000
                    ------------------------------------------------------------

                    Total                           $     67,000   $    160,000
                    ============================================================

The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarters ended August 31, 2006 and 2005.

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

(19) In August 2006, the Company and the holder of the Note payable-shareholder agreed to the extension of the note due date until September 1, 2007, at the same terms and conditions as the previous agreement except that additional payments of $3,500 per month, contingent upon certain earnings, have been reduced to $2,000 per month.

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

         As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2006. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2006.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $1,153,266 for the first quarter of fiscal 2007 as compared to $2,350,150 for the same period in the previous year. This represents a decrease of $1,196,884, or 50.9%. The overall decrease in sales from fiscal 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, the sales of Biomerica increased from $973,052 to $1,153,266, or $180,214 (18.5%).

         Cost of sales decreased from $1,607,942, or 68.4% of sales, to $777,615, or 67.4% of sales. The overall dollar decrease in cost of goods from fiscal 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, cost of sales increased by $225,753, or from 56.7% of sales to 67.4% of sales. This increase was primarily due to increased burden expenses and expenses due to hiring of additional personnel in production in anticipation of higher production volumes in the forthcoming months.

         Selling, general and administrative costs decreased by $462,705, or 61.4%. The overall decrease in selling, general and administrative from fiscal 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, selling, general and administrative costs increased by $18,307, primarily as a result of increased wages.

         Research and development decreased by $43,776, or 51.6%. The overall decrease in research and development expenses is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, research and development costs decreased by $23,620 due to a research contract payment in fiscal 2006.

         For the three months ended August 31, 2006, other income of $10 was realized as compared to $37,897 in the prior year, which resulted in a decrease of $37,887. The overall decrease in other income is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, other income decreased by $27,501 due to a one-time sales contract payment in fiscal 2006.

         Interest expense decreased from $11,013 to $7,502. The overall decrease in interest expense is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, interest expense decreased by $620 due to the payment of principal on the note payable.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2006, the Company had cash and available-for-sale securities in the amount of $92,994 and working capital of $526,190.

      These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable in the amount of $313,318 bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequently to September 1, 2006 at the same terms. Minimum payments are $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company. Although the Company is currently out of compliance with the terms of the loan agreement, in August 2006 the note holder agreed to extend the due date on the note payable until September 1, 2007. The terms of the note are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments of $10,500 per quarter due for the quarters ended August 31, 2005, November 30, 2005, February 28, 2006 and May 31, 2006 $5,250 has been paid.

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

         During the quarter ended August 31, 2006, the Company operations provided cash of $24,319 as compared to cash used in operations of $214,773 in the same period in the prior fiscal year. The increase was primarily due to increased payables and accrued compensation, which was offset by increased inventories. Cash provided by financing activities for fiscal 2007 was $11,975 due to payments on the shareholder note payable as compared to cash provided by financing activities of $249,637 in fiscal 2006, which was a result of a private placement at Lancer due to the deconsolidation of Lancer as of December 1, 2005. Purchases of property and equipment for fiscal 2007 were $66,658 compared to $160,043 in fiscal 2006. In fiscal 2006 this included the purchases made by Lancer, whereas fiscal 2007 only included purchases made by Biomerica. The overall decrease in cash and cash equivalents for the three months ended August 31, 2006 was $30,364 as compared to the prior year of $125,179.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements contained in the Company's annual report on Form 10KSB for the period ended May 31, 2006, describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

         Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. When necessary an allowance is established for estimated returns as revenue is recognized.

         The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is not probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. The Company has classified certain inventory as long-term since it is estimated that it will not be used within the next year. Biomerica currently has $23,663 classified as long-term.

         We have been in a loss position for tax purposes in prior years, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At August 31, 2006, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

     The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the quarters ended August 31, 2006 and 2005, respectively, was $25,069 and $28,006. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold. Fiscal 2006 revenue and cost of sales were adjusted to reflect compliance with EITF 00-10.

         Please refer to the annual report on Form 10-KSB for the period ended May 31, 2006 for an in-depth discussion of risk factors.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 31, 2006, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended August 31, 2006, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  October 16, 2006

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer

Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Zackary S. Irani, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Biomerica, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of our internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 16, 2006

/s/ Zackary S. Irani
-----------------------
Zackary S. Irani
Chief Executive Officer

EXHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Janet Moore, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Biomerica, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of our internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 16, 2006

/s/ Janet Moore
---------------------------
Janet Moore
Chief Financial Officer

EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biomerica, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Zackary Irani, Chief Executive Officer of the Company, certify, to the best of my knowledge, Pursuant to Exchange Act Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002,

i. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and

ii. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Zackary S. Irani
---------------------------
Zackary S. Irani
Chief Executive Officer

Date: October 16, 2006

EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biomerica, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Janet Moore, Chief Financial Officer of the Company, certify, to the best of my knowledge, Pursuant to Exchange Act Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002,

iii. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and

iv. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Janet Moore
---------------------------
Janet Moore
Chief Financial Officer

Date: October 16, 2006