Form 10QSB
period 2006-11-30
BIOMERICA INC
filed 2007-01-16
CIK 73290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2006                 Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,939,214 shares of common stock as of January 15, 2007.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and Comprehensive
         Gain (unaudited) - Six and Three Months Ended
         November 30, 2006 and 2005........................................1 & 2

         Consolidated Balance Sheet (unaudited) -
         November 30, 2006.................................................3 & 4

         Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended November 30, 2006 and 2005...........................5

         Notes to Consolidated Financial Statements (unaudited) ............6-16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................17-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   20

Item 4.  Controls and procedures..............................................20

PART II  Other Information....................................................21

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in Securities and Use of Proceeds............................21

Item 3.  Defaults upon Senior Securities......................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................21

Item 5.  Other Information....................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

         Signatures...........................................................22

                                                   PART I - FINANCIAL INFORMATION
                                                  SUMMARIZED FINANCIAL INFORMATION
                                                    ITEM 1. FINANCIAL STATEMENTS

                                                           BIOMERICA, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 AND COMPREHENSIVE GAIN (UNAUDITED)


                                                                          Six Months Ended                 Three Months Ended
                                                                             November 30,                      November 30,
                                                                         2006            2005             2006             2005
                                                                     -----------      -----------      -----------      -----------

Net sales .......................................................    $ 2,485,442      $ 4,774,074      $ 1,332,176      $ 2,423,924

     Cost of sales ..............................................      1,591,373        3,226,131          813,758        1,618,189
                                                                     -----------      -----------      -----------      -----------
     Gross profit ..............................................        894,069        1,547,943          518,418          805,735
                                                                     -----------      -----------      -----------      -----------

Operating Expenses:
     Selling, general and administrative ........................        635,198        1,593,580          344,743          840,420
     Research and development ...................................         99,513          154,581           58,512           69,804
                                                                     -----------      -----------      -----------      -----------
                                                                         734,711        1,748,161          403,255          910,224
                                                                     -----------      -----------      -----------      -----------

Operating gain (loss) from continuing operations ................        159,358         (200,218)         115,163         (104,489)
                                                                     -----------      -----------      -----------      -----------

Other Expense (income):
     Interest expense ...........................................         16,242           29,503            8,740           18,490
     Other income, net ..........................................            (35)         (44,845)             (25)          (6,948)
                                                                     -----------      -----------      -----------      -----------
                                                                          16,207          (15,342)           8,715           11,542
                                                                     -----------      -----------      -----------      -----------

      Income (loss) from continuing operations, before
       minority interest in net loss of consolidated
       subsidiaries and income taxes ............................        143,151         (184,876)         106,448         (116,031)

Minority interest in net losses of consolidated subsidiaries ....             --          251,670               --          119,434
                                                                     -----------      -----------      -----------      -----------

Income from continuing operations, before income taxes ..........        143,151           66,794          106,448            3,403

Income tax expense ..............................................             --            1,600               --            1,600
                                                                     -----------      -----------      -----------      -----------

Net income from continuing operations ...........................    $   143,151      $    65,194      $   106,448      $     1,803
                                                                     ===========      ===========      ===========      ===========



                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE GAIN - Continued (UNAUDITED)


Discontinued operations:
  Income from discontinued operations, net ............            27,869                 --                 --                 --
                                                            -------------      -------------      -------------      -------------
Net income ............................................           171,020             65,194            106,448              1,803

Other comprehensive loss, net of tax
  Unrealized loss on available-for-sale securities ....           (28,207)            (4,380)           (28,372)            (1,022)
                                                            -------------      -------------      -------------      -------------

Comprehensive gain ....................................     $     142,813      $      60,814      $      78,076      $         781
                                                            =============      =============      =============      =============

Basic net income per common share:

     Net income from continuing operations ............     $         .02      $         .01      $         .02      $         .00
     Net income from discontinued operations ..........               .00                .00                .00                .00
                                                            -------------      -------------      -------------      -------------
Basic net income per common share .....................     $         .02      $         .01      $         .02      $         .00
                                                            =============      =============      =============      =============

     Net income from continuing operations ............     $         .02      $         .01      $         .02      $         .00
     Net income from discontinued operations ..........               .00                .00                .00                .00
                                                            -------------      -------------      -------------      -------------

Diluted net income per common share ...................     $         .02      $         .01      $         .02      $         .00
                                                            =============      =============      =============      =============

Weighted average number of common and common
  equivalent shares:
     Basic ............................................         5,926,111          5,753,791          5,929,580          5,753,912
                                                            =============      =============      =============      =============
     Diluted ..........................................         6,379,965          6,354,655          6,364,358          6,376,094
                                                            =============      =============      =============      =============


                                 The accompanying notes are an integral part of these statements.


                                        BIOMERICA, INC.

                             CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                  November 30,
                                                                                      2006
                                                                                  ------------
Assets

Current Assets
    Cash and cash equivalents ...............................................     $     38,371
    Available for-sale securities ...........................................            2,414
    Accounts receivable, less allowance for doubtful accounts of $8,407 .....          736,260
    Inventories, net ........................................................        1,214,315
    Notes receivable ........................................................            3,300
    Prepaid expenses and other ..............................................           48,725
    Net assets from discontinued operations .................................              598
                                                                                  ------------
          Total Current Assets .............................................        2,043,983

Inventory, non-current ......................................................           23,663

Property and Equipment, net of accumulated depreciation and amortization ....          189,712

Intangible assets, net of accumulated amortization ..........................            5,175

Available-for-sale securities ...............................................          382,795

Other Assets ................................................................           13,419
                                                                                  ------------
                                                                                  $  2,658,747
                                                                                  ============


                The accompanying notes are an integral part of these statements.


                                 BIOMERICA, INC.

               CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)


                                                                   November 30,
                                                                      2006
                                                                  -------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ...............     $     701,969
     Accrued compensation ...................................           466,795
     Shareholder loan .......................................           242,110
     Capital lease - short term portion .....................             3,884
                                                                  -------------
          Total Current Liabilities .........................         1,414,758

Capital lease-long-term portion .............................             6,632

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000
       shares, issued and outstanding 5,939,214 .............           475,136
     Additional paid-in-capital .............................        17,131,238
     Accumulated other comprehensive loss ...................          (255,177)
     Accumulated deficit ....................................       (16,113,840)
                                                                  -------------

Total Shareholders' Equity ..................................     $   1,237,357
                                                                  -------------

Total Liabilities and Equity ................................     $   2,658,747
                                                                  =============


        The accompanying notes are an integral part of these statements.


                                                     BIOMERICA, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the six months ended November 30,                                                         2006               2005
                                                                                         -------------      -------------

Cash flows from operating activities:
Net income from continuing operations ..............................................     $     143,151      $      65,194

Adjustments to reconcile net income to net cash (used in) operating activities:
     Depreciation and amortization .................................................            27,003             96,980
     Minority interest in net loss of consolidated Subsidiary ......................                --           (251,670)
     Common stock, warrants and options issued for services rendered ...............               708                469
     Provision for losses on accounts receivable ...................................             1,378             17,943
     Loss on disposal of fixed assets ..............................................                --              1,704
     Provision for losses on inventory .............................................                --               (128)
     Changes in current assets and liabilities:
       Accounts Receivable .........................................................          (176,916)          (338,727)
       Inventories .................................................................          (109,948)          (252,197)
       Prepaid expenses and other current assets ...................................             5,643            (26,479)
       Accounts payable and other accrued liabilities ..............................           121,202            198,843
       Accrued compensation ........................................................           (16,513)             2,364
                                                                                         -------------      -------------

Net cash (used in) operating activities ............................................            (4,292)          (485,704)
                                                                                         -------------      -------------

Cash flows from investing activities:
          Purchases of property and equipment ......................................           (86,737)          (235,664)
                                                                                         -------------      -------------
Net cash used in investing activities ..............................................           (86,737)          (235,664)
                                                                                         -------------      -------------

Cash flows from financing activities:
     Change in minority interest ...................................................                --             37,250
     Decrease in shareholder loan ..................................................           (18,832)           (26,843)
     Gross proceeds from private placement at subsidiary ...........................                --            469,800
     Proceeds from sale of common stock ............................................            24,960                 --
     Exercise of stock options .....................................................             5,130                398
     Increase in line of credit at subsidiary ......................................                --             65,000
     Payments on capital lease .....................................................            (1,772)           (25,799)

                                                                                         -------------      -------------

Net cash provided by financing activities ..........................................             9,486            519,806
                                                                                         -------------      -------------

Net decrease in cash and cash equivalents ..........................................           (81,543)          (201,562)

Cash and cash equivalents at beginning of period ...................................           119,914            351,881
                                                                                         -------------      -------------

Cash and cash equivalents at end of period .........................................     $      38,371      $     150,319
                                                                                         =============      =============

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the quarter for:
     Interest ......................................................................     $      17,709      $      27,742
     Income taxes ..................................................................                --              1,600
                                                                                         =============      =============
  Change in unrealized holding loss on available-for-sale securities ...............     $     (28,207)     $      (4,380)
  Change in minority interest due to subsidiary stock issuance .....................     $          --      $     (57,769)
  Capital lease for purchase of fixed assets .......................................     $          --      $     360,593
                                                                                         =============      =============


                            The accompanying notes are an integral part of these statements.

                                                            5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2006

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, for a summary of significant accounting policies utilized by the Company.

(2) As of November 30, 2006, the Company had cash and available-for-sale securities in the amount of $40,785 and working capital of $629,225. The Company also has $382,795 of long term available-for-sale securities.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable in the amount of $313,318 bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequently to September 1, 2006 at the same terms. Minimum payments were $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company. Although the Company is currently out of compliance with the terms of the loan agreement, in August 2006 the note holder agreed to extend the due date on the note payable until September 1, 2007. The terms of the note are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments per quarter due for the quarters ended August 31, 2005, November 30, 2005, February 28, 2006, May 31, 2006, and August 31, 2006 only $5,250 has been paid.

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

The following tables present on a pro forma basis a breakdown by company of the Statement of Operations for the six and three months ended November 30, 2005. The Statement of Operations for the six and three months ended November 30, 2006, includes only the operations of Biomerica and is presented on the Statement of Operations and Comprehensive Gain above.

                                  PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)


                                                                            Six Months Ended
                                                                            November 30, 2005
                                                                            -----------------
                                                                      Intercompany           Pro-forma
                                                       Actual         Eliminations            Lancer            Biomerica
---------------------------------------------------------------------------------------------------------------------------
NET SALES                                         $   4,774,074                 --         $  (2,925,038)     $   1,849,036
COST OF SALES                                         3,226,131      $      15,780  (1)       (2,190,495)         1,051,416
---------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          1,547,943            (15,780) (1)         (734,543)           797,620
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                            1,593,580                 --            (1,029,059)           564,521
RESEARCH AND DEVELOPMENT                                154,581                 --               (42,470)           112,111
---------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                              1,748,161                 --            (1,071,529)           676,632
---------------------------------------------------------------------------------------------------------------------------

    OPERATING INCOME (LOSS)                            (200,218)           (15,780) (1)          336,986            120,988

OTHER EXPENSE (INCOME)
 Interest                                                29,503                 --               (14,456)            15,047
 Other expense (income)                                 (44,845)           (15,780) (2)           33,096            (27,529)
---------------------------------------------------------------------------------------------------------------------------
                                                        (15,342)           (15,780) (2)           18,640            (12,482)
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                      (184,876)                --               318,346            133,470

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                              251,670           (319,146) (3)               --                 --
                                                                            67,476  (4)
---------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                    66,794           (251,670)              318,346            133,470
---------------------------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                                        1,600                 --                  (800)               800
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $      65,194      $    (251,670)        $     319,146      $     132,670
===========================================================================================================================

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



                                                                            Three Months Ended
                                                                             November 30, 2005
                                                                             -----------------

                                                                         Intercompany        Pro-forma
                                                       Actual            Eliminations          Lancer           Biomerica
---------------------------------------------------------------------------------------------------------------------------
NET SALES                                         $   2,423,924                 --         $  (1,547,940)     $     875,984
COST OF SALES                                         1,618,189              7,155  (1)       (1,125,790)           499,554
---------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                            805,735             (7,155) (1)         (422,150)           376,430
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                              840,420                 --              (548,048)           292,372
RESEARCH AND DEVELOPMENT                                 69,804                 --               (22,314)            47,490
---------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                910,224                 --              (570,362)           339,862
---------------------------------------------------------------------------------------------------------------------------

    OPERATING INCOME (LOSS)                            (104,489)            (7,155) (1)          148,212             36,568

OTHER EXPENSE (INCOME)
 Interest                                                18,490                 --               (11,566)             6,924
 Other expense (income)                                  (6,948)            (7,155) (2)           14,086                (17)
---------------------------------------------------------------------------------------------------------------------------
                                                         11,542             (7,155) (2)            2,520              6,907
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                      (116,031)                --               145,692             29,661

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                              119,434           (146,492) (3)               --                 --
                                                                            27,058  (4)
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
 BEFORE INCOME TAXES                                      3,403           (119,434)              145,692             29,661
---------------------------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                                        1,600                 --                  (800)               800
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $       1,803      $    (119,434)        $     146,492      $      28,861
===========================================================================================================================

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


                                        8

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

         If the Company had accounted for its options in accordance with SFAS 123(R) in fiscal 2006, the total value of options granted during the six month period ended November 30, 2005 would have been expensed over the vesting period of the options. Thus, the Company's consolidated net income would have been as follows:

Net Income                                                         2005
--------------------------------------------------------------------------------
As reported                                                          $   65,194
Add: Stock-based employee compensation
  expense included in reported net income                                   469
Less: Stock-based employee compensation
  expense determined using fair value
  based method for all awards                                           (16,103)
 -------------------------------------------------------------------------------
Pro forma                                                            $   49,560
================================================================================

Pro forma net income from
   continuing operations
   per share - basic                                                 $     .01
================================================================================
Pro forma net income from
   continuing operations
   per share - diluted                                               $     .01
================================================================================

     For the six months ended November 30, 2006, the Company expensed approximately $708 of stock option expense due to SFAS 123(R) in its financial statements.

(4) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2006:

                                                                      Weighted
                                                                      Average
                              Number of Options and Warrants          Exercise
                         Employee     Non-employee       Total          Price
                        ----------    ------------     ----------     ---------
Outstanding
May 31, 2006             1,748,284        152,666      1,900,950     $   0.64

Granted                     10,000             --         10,000         0.50
Exercised                  (16,533)            --        (16,533)        0.31
Cancelled or expired       (94,668)        (1,000)       (95,668)        0.96
                        ----------     ----------     ----------     ---------
Outstanding
November 30, 2006        1,647,083        151,666      1,798,749     $   0.59
                        ==========     ==========     ==========     =========

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

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $255,178 at November 30, 2006.

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

                                                     Six Months Ended             Three Months Ended
November 30,                                        2006           2005           2006           2005
----------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations            $  143,151     $   65,194     $  106,448     $    1,803
   Income from discontinued operations              27,869             --             --             --
-------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share                      $  171,020         65,194        106,448          1,803
=======================================================================================================

Denominator for basic net income
    per common share                             5,926,111      5,753,791      5,929,580      5,753,912
Effect of dilutive securities:
   Options and warrants                            453,853        600,864        434,778        622,182
-------------------------------------------------------------------------------------------------------

Denominator for diluted net income
    per common share                             6,379,965      6,354,655      6,364,358      6,376,094
=======================================================================================================

Basic net income per common share:
    Income from continuing operations           $      .02     $      .01     $      .02     $      .00
    Income from discontinued operations                .00             --             --             --
-------------------------------------------------------------------------------------------------------

Basic net income per common share               $      .02     $      .01     $      .02     $      .00
=======================================================================================================

Diluted net income per common share:
    Income from continuing operations           $      .02     $      .01     $      .02     $      .00
    Net income from discontinued operations            .00             --             --            .00
-------------------------------------------------------------------------------------------------------

Diluted net income per common share             $      .02     $      .01     $      .02     $      .00
=======================================================================================================

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

         In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting For Defined Benefit Pension and Other Postretirement Plans. Effective in calendar- year 2006 (with certain exceptions) for public companies and calendar-year 2007 (with certain exceptions) for private companies, SFAS No. 158 represents the "first phase" of a planned "two-phased" project where the FASB is working on improving financial reporting related to pension and other postretirement (OPB) plans. SEC registrants have been required to disclose the "expected impact" of implementing SFAS No. 158 in filings made after September 30, 2006 and before the effective date of SFAS No. 158. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the Company's financial statements.

         In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

(12) Financial information about foreign and domestic operations and export sales is as follows (the 11/30/05 column includes the former subsidiary, Lancer Orthodontics):

                                                            For the Six Months Ended
                                                             11/30/06       11/30/05
                                                            ----------     ----------
         Revenues from sales to unaffiliated customers:
         United States                                      $  710,000     $1,986,000
         Asia                                                  224,000        230,000
         Europe                                              1,185,000      1,534,000
         South America                                          37,000        431,000
         Middle East                                            11,000        115,000
         Oceania                                               289,000        291,000
         Other                                                  29,000        187,000
                                                            ----------     ----------
                                                            $2,485,000     $4,774,000
                                                            ==========     ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.


(13) During fiscal 2006 an employee of the Company exercised a stock option for 750 shares at the purchase price of $.20 per share and 750 shares at the purchase price of $.33 per share. The total proceeds to the Company was $398.

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

         During the six month period ended November 30, 2006, employees exercised stock options for 16,533 shares at purchase prices ranging from $.20-$.42 per share. The total proceeds to the Company was $5,130.

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


(14) Reportable business segments for the quarters ended November 30, 2006 and 2005 are as follows:

                                                    Six Months Ended                Three Months Ended
           November 30,                          2006             2005             2006             2005
         --------------------------------------------------------------------------------------------------
         Domestic sales:
            Orthodontic products            $         --     $  1,584,000     $         --     $    836,000

         ==================================================================================================

            Medical diagnostic products     $    710,000          402,000     $    484,000     $    207,000

         ==================================================================================================
         Foreign sales:
            Orthodontic products            $         --        1,341,000     $         --     $    712,000

         ==================================================================================================

            Medical diagnostic products     $  1,775,000     $  1,447,000     $    848,000     $    669,000

         ==================================================================================================

         Net sales:
            Orthodontic products            $         --        2,925,000     $         --     $  1,548,000
            Medical diagnostic products        2,485,000        1,849,000        1,332,000          876,000

         --------------------------------------------------------------------------------------------------

         Total                              $  2,485,000        4,774,000     $  1,332,000     $  2,424,000

         ==================================================================================================

         Operating gain (loss):
            Orthodontic products            $         --         (337,000)    $         --     $   (148,000)
            Medical diagnostic products          159,000          137,000          115,000           44,000

         --------------------------------------------------------------------------------------------------

         Total                              $    159,000     $   (200,000)    $    115,000     $   (104,000)

         ==================================================================================================


         Operating gain from discontinued segment:
            ReadyScript                           27,869               --               --               --

         --------------------------------------------------------------------------------------------------

         Total                              $     27,869     $         --     $         --     $         --

         ==================================================================================================

         Domestic long-lived assets:
            Orthodontic products            $         --     $    780,000
            Medical diagnostic products          164,000          104,000
         ----------------------------------------------------------------

         Total                              $    164,000          884,000
         ================================================================

         Foreign long-lived assets:
            Orthodontic products            $         --     $    417,000
            Medical diagnostic products           26,000           16,000
         ----------------------------------------------------------------

         Total                              $     26,000     $    433,000
         ================================================================

         Total assets:
            Orthodontic products            $         --     $  4,900,000
            Medical diagnostic products        2,659,000        1,782,000
         ----------------------------------------------------------------

         Total                              $  2,659,000     $  6,682,000
         ================================================================

         Depreciation and amortization
          expense:
            Orthodontic products            $         --     $     63,000
            Medical diagnostic products           27,000           34,000
         ----------------------------------------------------------------

         Total                              $     27,000           97,000
         ================================================================

         Capital expenditures:
            Orthodontic products            $         --     $    575,000
            Medical diagnostic products           87,000           21,000
         ----------------------------------------------------------------

         Total                              $     87,000     $    596,000
         ================================================================

The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the quarters ended
November 30, 2006 and 2005.


(15) In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees and service fees of approximately $2,900 per month.


                                       15

(16) On July 29, 2005, Biomerica entered into an agreement for the research, development and transfer of certain technology. The total of the project is estimated to be $55,000.

(17) In August 2006, the Company and the holder of the Note payable-shareholder agreed to the extension of the note due date until September 1, 2007, at the same terms and conditions as the previous agreement except that additional payments of $3,500 per month, contingent upon certain earnings, have been reduced to $2,000 per month.

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

         As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2006. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2006.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $2,485,442 for the first six months of fiscal 2007 as compared to $4,774,074 for the same period in the previous year. This represents a decrease of $2,288,632, or 47.9%. The overall decrease in sales from fiscal 2006 to 2007 is a result of the deconsolidation of the Lancer Orthodontics subsidiary as of December 1, 2005. On a stand-alone basis, the sales of Biomerica increased from $1,849,036 to $2,485,442, or $636,406 (34.4%) for the six-month period. For the quarter then ended net sales were $1,332,176 as compared to $2,423,924 for the same period in the previous year. This represents a decrease of $1,091,748, or 45.0%. On a stand-alone basis, the sales of Biomerica increased from $875,984 to $1,332,176. This represents an increase of $456,192, or 52.1%.

         For the six months ended November 30, 2006 as compared to 2005, cost of sales decreased from $3,226,131, or 67.6% of sales, to $1,591,373, or 64.0% of sales. For the three month period then ended cost of sales decreased from $1,618,189, or 66.8% of sales, to $813,758, or 61.1% of sales. The overall dollar decrease in cost of goods from fiscal 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis for the six months, Biomerica's cost of sales increased from $1,051,416 to $1,591,373 or from 56.9% of sales to 64.0% of sales. On a stand-alone basis for the three months, cost of sales Increased from $499,554 to $813,758, or from 57.0% of sales to 61.1% of sales. This increase was primarily due to hiring of additional personnel in production in anticipation of higher production volumes in the forthcoming months.

         For the six months ended November 30, 2006 compared to 2005, selling, general and administrative costs decreased by $958,382, or 60.1%.For the three months then ended these expenses decreased from $840,420 to $344,743, or $495,677 (59.0%). The overall decrease in selling, general and administrative from fiscal 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. For the six months on a stand-alone basis, selling, general and administrative costs increased from $564,521 to $635,198, or $70,677 (12.5%). For the three months then ended these costs increased from $292,372 to $344,743, or $52,371 (17.9%). These increases were primarily a result of increased wages and advertising costs.

         For the six months ended November 30, 2006 compared to 2005, research and development decreased by $55,068, or 35.6% and for the three months decreased by $11,292, or 16.2%. The overall decrease in research and development expenses is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, research and development costs decreased by $12,598 for the six months and increased by $11,022 for the three months. The decrease for the six months was due to a research contract payment in fiscal 2006 and the increase for the three months was due to expenses for the research of new products.

         For the six months ended November 30, 2006, other income of $35 was realized as compared to $44,845 in the prior year, which resulted in a decrease of $44,810. For the three months then ended, other income of $25 was realized as compared to $6,948 in the prior fiscal year. The overall decrease in other income is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis for the six months, other income decreased by $27,494 due to a one-time sales contract payment in fiscal 2006. On a stand-alone basis for the three months, other income increased by $8.

         For the six months interest expense decreased from $29,503 to $16,242. For the three months interest expense decreased from $18,490 to $8,740. The overall decrease in interest expense is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis for the six months, interest expense increased by $1,195 and for the three months increased by $1,816.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2006, the Company had cash and current available-for-sale securities in the amount of $40,785 and working capital of $629,225. The Company also has long-term available-for-sale securities in the amount of $382,795.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable in the amount of $313,318 bearing interest at 8% and payable September 1, 2004. The due date on this note was extended until September 1, 2005 and subsequently to September 1, 2006 at the same terms. Minimum payments are $4,000 per month plus an additional $3,500 per month, depending on quarterly results of the Company. Although the Company is currently out of compliance with the terms of the loan agreement, in August 2006 the note holder agreed to extend the due date on the note payable until September 1, 2007. The terms of the note are the same except that additional payments of $3,500 per month, depending on quarterly results of the Company, have been reduced to $2,000 per month. Of the additional payments per quarter due for the quarters ended August 31, 2005, November 30, 2005, February 28, 2006, May 31, 2006 and August 31, 2006, only $5,250 has been paid.

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

         During the six months ended November 30, 2006, the Company operations used cash of $4,292 as compared to cash used in operations of $485,704 in the same period in the prior fiscal year. Cash provided by financing activities for fiscal 2007 was $9,486 due to payments on the shareholder note payable as compared to cash provided by financing activities of $519,806 in fiscal 2006, which was a result of a private placement at Lancer. The cash flow in fiscal 2007 no longer includes Lancer due to the deconsolidation of Lancer as of December 1, 2005. Purchases of property and equipment for fiscal 2007 were $86,737 compared to $235,664 in fiscal 2006. In fiscal 2006 this included the purchases made by Lancer, whereas fiscal 2007 only included purchases made by Biomerica. The overall decrease in cash and cash equivalents for the six months ended November 30, 2006 was $81,543 as compared to the prior year of $201,562.

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

         Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. The Company has classified certain inventory as long-term since it is estimated that it will not be used within the next year. Biomerica currently has $23,663 classified as long-term inventory.

         We have been in a loss position for tax purposes in prior years, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At November 30, 2006, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

         The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the six months ended November 30, 2006 and 2005, respectively, was $46,785 and $58,175 and for the quarters then ended was $21,717 and $22,285. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold. Fiscal 2006 revenue and cost of sales were adjusted to reflect compliance with EITF 00-10.

         Please refer to the annual report on Form 10-KSB for the period ended May 31, 2006 for an in-depth discussion of risk factors.

SUBSEQUENT EVENTS

On December 1 and December 12, 2006, the Chief Executive Officer made short-term loans to the Company in the amounts of $50,000 and $35,000, respectively. These loans, plus approximately $388 in interest (at the rate of 7.75% per annum), were re-paid on December 26, 2006.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 30, 2006, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the six months ended November 30, 2006, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2006 Annual Meeting of the Company's stockholders was held on November 29, 2006. The only matter voted upon at the meeting, as set forth in the proxy statement dated September 28, 2006, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Act of 1934, was the election of directors. The following summarizes the voting:

         Proposal No. 1:  Election of Directors

         Name              For              Votes Withheld
         ----              ----             --------------

         Barbieri          5,056,521        206,461
         Cano              5,057,342        203,640
         Irani             5,052,521        202,041
         Moore             5,055,941        201,041

         All directors were elected.

Item 5.  OTHER INFORMATION.  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K. Inapplicable.

(a)      Exhibits

31     Certifications of Chief Executive Officer and Chief Financial Officer
         pursuant To 18 U.S.C., Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certifications of Chief Executive Officer and Chief Financial Officer
         pursuant To 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 15, 2007

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer