Form 10QSB
period 2007-02-28
BIOMERICA INC
filed 2007-04-16
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2007                   Commission File No. 0-8765
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

                          Yes  [ ]        No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,939,214 shares of common stock as of April 13, 2007.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Loss (unaudited) - Three and Nine Months Ended
         February 28, 2007 and 2006........................................3 & 4

         Consolidated Balance Sheet (unaudited) -
         February 28, 2007.................................................5 & 6

         Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended February 28, 2007 and 2006......................7 & 8

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

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................26

         Signatures...........................................................27


THE DECONSOLIDATION OF LANCER ORTHODONTICS FROM BIOMERICA OCCURRED DECEMBER 1,
2005. THEREFORE, THE NINE MONTHS ENDED FEBRUARY 28, 2006, INCLUDES THE
OPERATIONS OF BIOMERICA FOR THE NINE MONTHS THEN ENDED AND SIX MONTHS OF
OPERATIONS FOR LANCER ORTHODONTICS. THE NINE MONTHS ENDED FEBRUARY 28, 2007
INCLUDES THE OPERATIONS OF BIOMERICA ONLY. THE THREE MONTHS ENDED FEBRUARY 28,
2007 AND 2006 INCLUDES THE OPERATIONS OF BIOMERICA ONLY. IN ORDER TO UNDERSTAND
HOW THE BIOMERICA OPERATIONS COMPARE, PLEASE REFER TO NOTE 2 FOR A BREAKDOWN OF
THE RESULTS BY COMPANY FOR THE PERIOD ENDED FEBRUARY 28, 2006.


                                                  PART I - FINANCIAL INFORMATION
                                                 SUMMARIZED FINANCIAL INFORMATION
                                                   ITEM 1. FINANCIAL STATEMENTS

                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                AND COMPREHENSIVE LOSS (UNAUDITED)
                                                           (SEE NOTE 2)

                                                                         Nine Months Ended                Three Months Ended
                                                                             February 28,                     February 28,
                                                                        2007             2006             2007             2006
                                                                    -----------      -----------      -----------      -----------

Net sales .....................................................     $ 3,797,051      $ 5,717,260      $ 1,311,609      $   998,070

     Cost of sales ............................................      (2,427,578)      (3,820,715)        (836,204)        (649,468)
                                                                    -----------      -----------      -----------      -----------
     Gross profit .............................................       1,369,473      $ 1,896,545      $   475,405      $   348,602
                                                                    -----------      -----------      -----------      -----------

Operating Expenses:
     Selling, general and administrative ......................         943,601        1,866,470          308,403          272,890
     Research and development .................................         170,759          193,360           71,246           38,779
                                                                    -----------      -----------      -----------      -----------
                                                                      1,114,360        2,059,830          379,649          311,669
                                                                    -----------      -----------      -----------      -----------

Operating income (loss) from continuing operations ............         255,113         (163,285)          95,756           36,933
                                                                    -----------      -----------      -----------      -----------

Other Expense (income):
     Interest expense .........................................          22,626           36,751            6,385            7,248
     Other income, net ........................................         (40,040)         (45,575)         (40,005)            (730)
                                                                    -----------      -----------      -----------      -----------
                                                                        (17,414)          (8,824)         (33,620)           6,518
                                                                    -----------      -----------      -----------      -----------

Income (loss) from continuing operations, before
  minority interest in net loss of consolidated
  subsidiaries and income taxes ...............................         272,527         (154,461)         129,376           30,415

Minority interest in net losses of consolidated subsidiary ....              --          251,670               --               --
                                                                    -----------      -----------      -----------      -----------
Income from continuing operations,
  before income taxes .........................................         272,527           97,209          129,376           30,415

Income tax expense ............................................           8,006            2,400            8,006              800
                                                                    -----------      -----------      -----------      -----------

Net income from continuing operations .........................         264,521           94,809          121,370           29,615


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. PLEASE REFER TO NOTE 2.


                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS - Continued (UNAUDITED)
                                                           (SEE NOTE 2)

                                                                          Nine Months Ended              Three Months Ended
                                                                             February 28,                     February 28,
                                                                        2007             2006             2007            2006
                                                                    ------------     ------------     ------------   ------------
Discontinued operations:
  Income from discontinued operations, net .......................       (27,869)              --              --              --
                                                                    ------------     ------------     ------------   ------------
Net income        ................................................       292,390           94,809          121,370         29,615

Other comprehensive loss, net of tax:
  Unrealized loss on available-for-sale
   securities ....................................................       (36,868)        (240,100)          (8,662)      (236,286)
                                                                    ------------     ------------     ------------   ------------

Comprehensive income (loss) income ...............................  $    255,522     $   (145,291)    $    112,708   $   (206,671)
                                                                    ============     ============     ============   ============

Basic net income per common share:

     Net income from continuing operations ................         $        .04     $        .01     $        .02   $        .00
     Net income from discontinued operations ..............                  .00              .00              .00            .00
                                                                    ------------     ------------     ------------   ------------
Basic net income per common share .........................         $        .04     $        .01     $        .02   $        .00
                                                                    ============     ============     ============   ============
Diluted net income per common share
     Net income from continuing operations ................         $        .04     $        .01     $        .02   $        .00
     Net income from discontinued operations ..............                  .00              .00              .00            .00
                                                                    ------------     ------------     ------------   ------------

Diluted net income per common share .......................         $        .04     $        .01     $        .02   $        .00
                                                                    ============     ============     ============   ============

Weighted average number of common and common equivalent shares:
     Basic .......................................................     5,925,860        5,753,831        5,939,214      5,752,912
                                                                    ============     ============     ============   ============
     Diluted .....................................................     6,368,245        6,617,955        6,371,192      6,604,035
                                                                    ============     ============     ============   ============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. PLEASE REFER TO NOTE 2.


                                     BIOMERICA, INC.

                                BALANCE SHEET (UNAUDITED)


                                                                              February 28,
                                                                                 2007
                                                                              ----------
Assets

Current Assets
    Cash and cash equivalents .............................................   $   66,491
    Available for-sale securities .........................................          588
    Accounts receivable, less allowance for doubtful accounts of $23,415 ..      674,484
    Inventories, net of reserve of $2,864 .................................    1,411,066
    Notes receivable ......................................................        2,850
    Prepaid expenses and other ............................................       57,356
    Net assets from discontinued operations ...............................          598
                                                                              ----------

          Total Current Assets ............................................    2,213,433

Inventory, non-current ....................................................       20,529

Available-for-sale securities .............................................      375,959

Property and Equipment, net of accumulated depreciation and amortization ..      179,514

Intangible assets, net of accumulated amortization ........................        3,882

Other Assets ..............................................................       13,419
                                                                              ----------

                                                                              $2,806,736
                                                                              ==========


       The accompanying notes are an integral part of these financial statements.


                                   BIOMERICA, INC.

                 CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)


                                                                       February 28,
                                                                            2007
                                                                       ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ......................   $   720,580
     Accrued compensation ..........................................       487,451
     Current portion of shareholder loan ...........................       234,426
     Capital lease - short-term portion ............................         4,054
                                                                       ------------

          Total Current Liabilities ................................     1,446,511

Capital lease-long-term portion ....................................         5,512

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       subscribed or issued and outstanding 5,939,214 ..............       475,136
     Additional paid-in-capital ....................................    17,135,886
     Accumulated other comprehensive loss ..........................      (263,839)
     Accumulated deficit ...........................................   (15,992,470)
                                                                       ------------
Total Shareholders' Equity .........................................     1,354,713
                                                                       ------------
Total Liabilities and Equity .......................................   $ 2,806,736
                                                                       ============


    The accompanying notes are an integral part of these financial statements.

                                            BIOMERICA, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the nine months ended February 28,                                           2007           2006
                                                                              ---------      ---------
Cash flows from operating activities:
Net income from continuing operations ...................................     $ 264,521      $  94,809
Adjustments to reconcile net income to net cash (used in)
   operating activities:
     Depreciation and amortization ......................................        41,896        107,597
     Minority interest in net loss of consolidated subsidiary ...........            --       (251,670)
     Common stock, warrants and options issued for services rendered ....         5,357          3,739
     Provision for losses on accounts receivable ........................        16,385         16,092
     (Gain) loss on disposal of equipment ...............................       (40,000)         1,704
     Provision for losses on inventory ..................................            --           (714)
     Changes in current assets and liabilities:
       Accounts receivable ..............................................      (130,149)      (417,219)
       Inventories ......................................................      (303,565)      (311,394)
       Prepaid expenses and other current assets ........................        (2,538)       (22,098)
       Accounts payable and other accrued liabilities ...................       139,813        340,800
       Accrued compensation .............................................         4,143          2,065
                                                                              ---------      ---------
Net cash (used in) operating activities .................................        (4,137)      (436,289)
                                                                              ---------      ---------
Cash flows from investing activities:
     Purchases of property and equipment ................................      (100,138)      (247,577)
     Proceeds from sale of equipment ....................................        50,000             --
                                                                              ---------      ---------
Net cash used in investing activities ...................................       (50,138)      (247,577)
                                                                              ---------      ---------
Cash flows from financing activities:

     Payments on capital lease ..........................................        (2,722)            --
     Change in minority interest ........................................            --         37,250
     Decrease in shareholder loan ......................................       (26,516)       (33,485)
     Exercise of stock options ..........................................         5,130            398
     Increase in line of credit at subsidiary ...........................            --         65,000
     Payments of capital leases at subsidiary ...........................            --        (25,799)
     Private placement at subsidiary ....................................            --        469,800
     Proceeds from sale of common stock .................................        24,960             --
                                                                              ---------      ---------
Net cash provided by financing activities ...............................           852        513,164
                                                                              ---------      ---------
Net decrease in cash and cash equivalents ...............................       (53,423)      (170,702)

Net decrease in cash-reclassification of
    Lancer Orthodontics Inc. to the cost method .........................            --       (134,003)

Cash at beginning of period .............................................       119,914        351,881
                                                                              ---------      ---------
Cash at end of period ...................................................     $  66,491      $  47,176
                                                                              =========      =========
Supplemental Disclosure of Cash Flow Information
  Cash Paid During The Year For:
     Interest ...........................................................     $  21,675      $  36,751
                                                                              =========      =========
     Income taxes .......................................................     $   1,600      $   2,400
                                                                              =========      =========
Supplemental disclosures on non-cash investing & financing activity

  Change in unrealized holding loss on available-for-sale securities ....     $ (36,868)     $(240,626)
                                                                              =========      =========
  Change in minority interest due to subsidiary stock issuance ..........     $      --      $ (57,769)
                                                                              =========      =========
  Capital lease for purchase of fixed assets ............................     $  12,841      $ 360,593
                                                                              =========      =========
  Increase in investment due to de-consolidation of Lancer ..............     $      --      $ 632,732
                                                                              =========      =========


              The accompanying notes are an integral part of these financial statements.


                                 BIOMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For the nine months ended February 28,                    2007           2006
                                                      -----------    -----------

Changes due to de-consolidation of Lancer

     Accounts Receivable .........................   $       --     $ 1,590,504
     Inventories ..................................           --       1,838,698
     Prepaid expenses and other current assets ....           --          90,676
     Net fixed assets .............................           --       1,197,310
     Other ........................................           --          48,821
                                                      -----------    -----------
Subtotal assets ...................................           --       4,766,009
                                                      -----------    -----------

     Accounts payable and other accrued liabilities           --         899,483
     Line of credit ...............................           --         240,000
     Capital lease ................................           --         334,794
     Subscribed stock .............................           --          85,850
     Common stock .................................           --       5,670,565
     Accumulated deficit ..........................           --      (2,330,680)
                                                      -----------    -----------
Subtotal liabilities & equity .....................           --      (4,900,012)
                                                      -----------    -----------
Net decrease in cash .............................   $       --     $  (134,003)
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                         8

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2007

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, for a summary of significant accounting policies utilized by the Company.

(2) As of February 28, 2007 the Company had cash and available-for-sale securities in the amount of $67,079 and working capital of $766,922. The Company also has $375,959 of long term available-for-sale securities of Lancer Ortho-dontics. This stock is restricted and should the Company desire to sell this stock on the open market, it may be subject to certain trading restrictions as imposed by the Federal Securities Act of 1933.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable in the amount of $313,318 bearing interest at 8% and payable September 1, 2004. The due date on this note has been extended each year and is currently due September 1, 2007. This loan has been subordinated to the Commercial Bank of California loans dated February 20, 2007. Minimum payments are $4,000 per month plus an additional $2,000 per month (reduced from $3,500 per month at September 1, 2006), depending on quarterly results of the Company. The Company is currently out of compliance with this agreement due to the fact that of the additional payments for fiscal 2006 and 2007, only $5,250 has been paid. As of February 28, 2007 $234,426 in principal was owed.

         Until two years ago Biomerica had suffered substantial recurring losses from operations. Biomerica has funded its operations through profits as well as debt and equity financings for the past three years and has recently obtained a commercial line of credit from a bank which will help fund operations and growth. Operations of ReadyScript, which was a contributor to the Company's consolidated losses in prior fiscal years, were discontinued in May 2001. Since then, certain ReadyScript liabilities were forgiven and thus income from discontinued operations was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

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

         The following tables present on a pro forma basis a breakdown by company of the Statement of Operations for the nine months ended February 28, 2006 in order that the operations of Biomerica for that period may be compared to the nine months ended February 28, 2007 on pages 3 and 4.

                                  PRO FORMA STATEMENT OF OPERATIONS BY COMPANY (UNAUDITED)


                                                                            Nine Months Ended
                                                                            February 28, 2006
                                                                            -----------------
                                                                      Intercompany           Pro-forma
                                                       Actual         Eliminations            Lancer            Biomerica
---------------------------------------------------------------------------------------------------------------------------
NET SALES                                         $   5,717,260                 --         $  (2,925,038)     $   2,792,222
COST OF SALES                                         3,820,715             15,780  (1)       (2,190,495)         1,646,000
---------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          1,896,545            (15,780) (1)         (734,543)         1,146,222
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMIN                            1,866,470                 --            (1,029,059)           837,411
RESEARCH AND DEVELOPMENT                                193,360                 --               (42,470)           150,890
---------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                              2,059,830                 --            (1,071,529)           988,301
---------------------------------------------------------------------------------------------------------------------------

    OPERATING INCOME (LOSS)                            (163,285)           (15,780) (1)          336,986            157,921

OTHER EXPENSE (INCOME)
 Interest                                                36,751                 --               (14,456)            22,295
 Other expense (income)                                 (45,575)           (15,780) (2)           33,096            (28,259)
---------------------------------------------------------------------------------------------------------------------------
                                                         (8,824)           (15,780) (2)           18,640             (5,964)
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST
    IN NET INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES AND INCOME TAXES                      (154,461)                --               318,346            163,885

MINORITY INTEREST IN NET LOSS (INCOME)
 OF LANCER                                              251,670           (319,146) (3)               --                 --
                                                                            67,476  (4)
---------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                    97,209           (251,670)              318,346            163,885
---------------------------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                                        2,400                 --                  (800)             1,600
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $      94,809      $    (251,670)        $     319,146      $     162,285
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

                                                             10

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

        If the Company had accounted for its options in accordance with SFAS 123(R) in fiscal 2006, the total value of options granted during the nine month period ended February 28, 2006 would have been expensed over the vesting period of the options. Thus, the Company's consolidated net income would have been as follows:

Net Income                                                             2006
-------------------------------------------------------------------------------
As reported                                                          $ 94,809
Add: Stock-based employee compensation
  expense included in reported net income                                 702
Less: Stock-based employee compensation
  expense determined using fair value
  based method for all awards                                         (17,483)
-------------------------------------------------------------------------------
Pro forma                                                            $ 78,028
===============================================================================

Pro forma net income from
   continuing operations
   per share - basic                                                 $    .01
===============================================================================
Pro forma net income from
   continuing operations
   per share - diluted                                               $    .01
===============================================================================

For the nine months ended February 28, 2007, the Company expensed approximately $5,357 of stock option expense due to SFAS 123(R) in its financial statements.

(4) The following summary presents the options granted, exercised, expired, and outstanding as of February 28, 2007:

                                                                       Weighted
                                                                       Average
                                 Number of Options and Warrants        Exercise
                               Employee    Non-employee    Total        Price
                              ----------   ----------   ----------     --------
Outstanding
May 31, 2006                   1,748,284      152,666    1,900,950     $   0.64

Granted                           60,000           --       60,000         0.56
Exercised                        (16,533)                  (16,533)        0.31
Expired or cancelled            (190,668)     ( 4,000)    (194,668)        0.69
                              ----------   ----------   ----------     --------
Outstanding
February 28, 2007              1,601,083      148,666    1,749,749     $   0.60
                              ==========   ==========   ==========     ========

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

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $263,839 at February 28, 2007.

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

                                                     Nine Months Ended             Three Months Ended
February 28,                                        2007           2006           2007           2006
----------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations            $  264,521     $   94,809     $  121,370     $   29,615
   Income from discontinued operations              27,869             --             --             --
-------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share                      $  292,390         94,809        121,370         29,615
=======================================================================================================

Denominator for basic net income
    per common share                             5,925,860      5,753,791      5,939,214      5,752,912
Effect of dilutive securities:
   Options and warrants                            442,385        864,164        431,978        851,123
-------------------------------------------------------------------------------------------------------

Denominator for diluted net income
    per common share                             6,368,245      6,617,955      6,371,192      6,604,035
=======================================================================================================

Basic net income per common share:
    Income from continuing operations           $      .04     $      .01     $      .02     $       --
    Income from discontinued operations                 --             --             --             --
-------------------------------------------------------------------------------------------------------

Basic net income per common share               $      .04     $      .01     $      .02     $       --
=======================================================================================================

Diluted net income per common share:
    Income from continuing operations           $      .04     $      .01     $      .02     $       --
    Net income from discontinued operations             --             --             --             --
-------------------------------------------------------------------------------------------------------

Diluted net income per common share             $      .04     $      .01     $      .02     $       --
=======================================================================================================


(11) In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost ismeasured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

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

 (12) Financial information about consolidated foreign and domestic operations and export sales is as follows. The period ended February 28, 2007, includes nine months of sales for Biomerica. The period ended February 28, 2006 shows consolidated sales for the nine months ended February 28, 2006, as well as a breakdown by company:

For the nine months ended 2/28/07:                 Consolidated        Lancer         Biomerica
                                                   ------------     -----------      -----------
Revenues from sales to unaffiliated customers:
United States                                      $   994,000               --      $   994,000
Asia                                                   387,000               --          387,000
Europe                                               1,854,000               --        1,854,000
South America                                           56,000               --           56,000
Oceania                                                447,000               --          447,000
Other                                                   59,000               --           59,000
                                                   -----------      -----------      -----------
                                                   $ 3,797,000               --      $ 3,797,000
                                                   ===========      ===========      ===========


For the nine months ended 2/28/06:                 Consolidated        Lancer         Biomerica
                                                   ------------     -----------      -----------

Revenues from sales to unaffiliated customers:
United States                                      $ 2,286,000      ($1,584,000)     $   702,000
Asia                                                   267,000          (23,000)         244,000
Europe                                               2,010,000         (678,000)       1,332,000
South America                                          441,000         (379,000)          62,000
Oceania                                                427,000          (17,000)         410,000
Other                                                  286,000         (244,000)          42,000
                                                   -----------      -----------      -----------
                                                   $ 5,717,000      ($2,925,000)     $ 2,792,000
                                                   ===========      ===========      ===========

     No other geographic concentrations exist where net sales exceed 10% of total net sales.

(13) During fiscal 2006 an employee of the Company exercised a stock option for 750 shares at the purchase price of $.20 per share and 750 shares at the purchase price of $.33 per share. The total proceeds to the Company was $398. Options for an additional 12,750 shares were exercised at the end of February 2006. Of these shares, 9,000 were at the purchase price of $.20 per share and 3,750 were at a price of $.33 per share. The proceeds to the Company for these options was $3,038.

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

     In May 2006 the Company granted 498,500 stock options to purchase shares of common stock at an exercise price of $.40 per share to various employees, consultants, officers and directors. The options vest over three years, and have a term of five years. Management assigned a value of $118,643 to these options.

     In May 2006 the Company granted warrants to purchase 52,000 shares of restricted common stock at an exercise price of $.65 as part of the private placement conducted at that time. The options vested immediately and have a term of five years. Management assigned a value of $9,880 to these warrants.

     In July 2006 the board of directors granted a stock option for 10,000 options to an employee of the Company. The options vested one quarter immediately and then will vest one quarter per year thereafter. The option is at the exercise price of $.50 per share and expires in five years. Management assigned a value of $2,830 to this option.

     In February 2007 the board of directors granted a stock option for 50,000 options to directors of the Company. The options vested one quarter immediately and one quarter vesting in May 2007. One quarter will vest each year thereafter on the grant date. The exercise price is $.57 per share and the option expires in five years. Management assigned a value of $15,900 to these options.

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

        During the quarter ended February 28, 2006, the Company recognized an increase in its accumulated other comprehensive loss in the amount of $236,286 which was a result of the write-down of the stock which the Company owns in Lancer Orthodontics. This occurred because the Company de-consolidated its financials from Lancer, as discussed in Note 1, and the investment was written down to current market value as reported on Yahoo Finance (Lancer is traded on the Pink Sheets under the symbol LANZ.PK). Previous to that time, the investment was eliminated in consolidation.

(14) Reportable business segments for the nine months and three months ended February 28, 2007 and 2006 are as follows. THE NINE MONTH FIGURES FOR FISCAL 2006 INCLUDE SIX MONTHS OF SALES FOR LANCER ORTHODONTICS SINCE DECONSOLIDATION OCCURRED DECEMBER 1, 2005. THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006 INCLUDE SALES FOR BIOMERICA ONLY.

                                             Nine Months                    Three Months
                                         Ended February 28,              Ended February 28,
                                    ---------------------------      ----------------------------
                                       2007             2006             2007             2006
                                    -----------     -----------      ------------     -----------
Domestic sales:
   Orthodontic products             $        --     $ 1,584,000      $         --     $        --
                                    ===========     ===========      ============     ===========

   Medical diagnostic products      $   994,000     $   702,000      $    284,000     $   323,000
                                    ===========     ===========      ============     ===========

Foreign sales:
   Orthodontic products             $        --     $ 1,341,000      $         --     $        --
                                    ===========     ===========      ============     ===========

   Medical diagnostic products      $ 2,803,000     $ 2,090,000      $  1,028,000     $   675,000
                                    ===========     ===========      ============     ===========


Net sales:
    Orthodontic products            $        --     $ 2,925,000      $         --     $        --
    Medical diagnostic products       3,797,000       2,792,000         1,312,000         998,000
                                    -----------     -----------      ------------     -----------

Total                               $ 3,797,000     $ 5,717,000      $  1,312,000     $   998,000
                                    ===========     ===========      ============     ===========

Operating gain (loss) income:
   Orthodontic products             $        --     $  (321,000)     $         --     $        --
   Medical diagnostic products          255,000         158,000            96,000          37,000
                                    -----------     -----------      ------------     -----------

Total                               $   255,000     $  (163,000)     $     96,000     $    37,000
                                    ===========     ===========      ============     ===========

Gain from discontinued segment:
  ReadyScript                       $    27,869     $        --      $         --     $        --
                                    -----------     -----------      ------------     -----------

Total                               $    27,869     $        --      $         --     $        --
                                    ===========     ===========      ============     ===========

                                                         As of February 28,
                                                      2007               2006
                                                   ----------         ----------
Domestic long-lived assets:
Medical diagnostic products                        $  150,000         $  103,000
                                                   ----------         ----------
Total                                              $  150,000         $  103,000
                                                   ==========         ==========

Foreign long-lived assets:
Medical diagnostic products                        $   30,000         $   20,000
                                                   ----------         ----------
Total                                              $   30,000         $   20,000
                                                   ==========         ==========

Total assets:
Medical diagnostic products                        $2,807,000         $2,346,000
                                                   ----------         ----------
Total                                              $2,807,000         $2,346,000
                                                   ==========         ==========


Capital expenditures:
Orthodontics products                              $    --            $  575,000
Medical diagnostic products                           100,000             33,000
                                                   ----------         ----------
Total                                              $  100,000         $  608,000
                                                   ==========         ==========


         The net sales as reflected above consist of sales of unaffiliated customers only as there were no significant intersegment sales during the nine months ended February, 2007 and 2006.

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

(17) In August 2006, the Company and the holder of the Note payable- shareholder agreed to the extension of the note due date until September 1, 2007, at the same terms and conditions as the previous agreement except that additional payments of $3,500 per month, contingent upon certain earnings, have been reduced to $2,000 per month.

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

     As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 28, 2007. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 28, 2007. As a result of the Company's deconsolidation of Lancer which occurred December 1, 2005, both companies have been required to purchase their own Directors' and Officers' insurance, rather than have a combined policy.


(19)Commitments and Contingencies

     The Company entered into an agreement with the Commercial Bank of California for a commercial line of credit dated February 20, 2007. The maximum principal amount on the line of credit is $200,000. The principal balance owed on the loan will be due September 1, 2008 with monthly interest payments of all unpaid accrued interest at the rate of 9.75%. The loan is collateralized by all assets of the Company. The Company has not yet borrowed any funds on this line of credit.

The Company entered into an agreement with the Commercial Bank of California for an equipment line of credit dated February 20, 2007. The maximum principal amount on this line of credit shall be $200,000. Nine monthly consecutive interest payments, beginning April 1, 2007, with an initial interest rate of 9.500% shall be due on the loan balance. For a balance of $200,000 forty seven monthly consecutive principal and interest payments in the initial amount of $5,038.21 each, beginning January 1, 2008 will be due. The line of credit shall be used for equipment. As of April 16, 2007 the Company has drawn $61,670 on this line which has been used as a down-payment on equipment which will be delivered later in the year.

     The Company also signed a Subordination Agreement dated February 20, 2007 wherein the Company and the Company's existing note payable holder agreed that the collateral for the note payable of $234,426 will be subordinate to the $200,000 line of credit with the Commercial Bank of California.

     The Company signed a Second Amendment of the Note, Loan and Modification Agreement with a shareholder/officer/director ("Moore") dated February 20, 2007, wherein Moore agreed to enter into the Subordination Agreement with the Commercial Bank of California, and the Company agreed to increase the existing collateral to include the Lancer common stock (all of which is subordinated to the bank per the Subordination Agreement). In addition, the Company agreed to bring the past due amounts on the existing note payable agreement up to date by August 31, 2007. Moore also was granted the right to approve of any increase in the line of credit which may be offered in the future (while the shareholder note payable is unpaid). Amounts due on the note that are contingent upon certain performance by the Company have been reduced from $3,500 per month to $2,000.

     According to the terms of the agreement with Commercial Bank of California, the Company must comply with the following financial covenants and ratios:

Cash flow/Current Maturity (LTD) Ratio: Maintain a ratio of Cash Flow/Current Maturity (LTD) in excess of 1.300 to 1.000.

Debt/Worth Ratio: Maintain a ratio of Debt/Worth not in excess of 2.000 to 1.000.


(20) CRITICAL ACCOUNTING POLICIES

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

In general the critical accounting policies that may require judgments or estimates relate specifically to the recognition of revenue, the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Impairment of Long-Lived Assets, Stock Based Compensation and Deferred Income Tax Valuation, Valuation of Available-for-sale Securities and Allowances.

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

In the past we have been in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the full benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At February 28, 2007, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

(21) Risks and Uncertainties

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


Subsequent Events

         On March 13, 2007 the Company made a commitment of $181,200 to purchase equipment to be utilized in production. An initial down-payment of $61,670 was made with the order, with another 50% due upon acceptance of the equipment and 15% due twenty days after delivery. The equipment line of credit with Commercial Bank of California may be used to fund this purchase.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA
                                     ITEM 2.

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

RESULTS OF OPERATIONS

     Nine and Three Months Comparison for the period ended February 28, 2007 versus 2006.

     LANCER ORTHODONTICS WAS DECONSOLIDATED FROM BIOMERICA ON DECEMBER 1, 2005. THEREFORE, THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2006 INCLUDES SIX MONTHS OF RESULTS FOR LANCER ORTHODONTICS (JUNE 1, 2005 THROUGH NOVEMBER 30, 2005). THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006 INCLUDES RESULTS FROM BIOMERICA DIAGNOSTICS ONLY.

         Consolidated net sales for Biomerica were $3,797,051 for the nine months ended February, 2007 as compared to $5,717,260 for the same period in the prior fiscal year. This represents a decrease of $1,920,209, or 33.6% for the nine month period. The overall decrease in sales from February 28, 2007 compared to February 28, 2006 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, the sales of Biomerica increased from $2,792,222 to $3,797,051, or $1,004,829 (36.0%) for the nine months ended
February 28, 2007 as compared to 2006. For the three months ended February 28, 2007 and 2006, sales increased by $313,539, or 31.4%. Sales increased due to higher sales to foreign distributors, as well as increased sales of certain product lines.

         For the nine months of fiscal 2007 compared to 2006, cost of sales as a percentage of sales decreased from 66.8% of sales to 63.9% of sales. For the nine months of fiscal 2007 compared to 2006, Biomerica on a stand-alone basis had an increase from 58.9% to 63.9%. For the three months ended February 28, 2007 compared to 2006, cost of goods as a percentage of sales decreased from 65.1% to 63.8%. This decrease was primarily due to the higher sales volume relative to some fixed costs.

         Selling, general and administrative costs decreased by $922,869, or 49.4% for the nine months ended 2007. The overall decrease in selling, general and administrative costs from February 28, 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis the selling, general and administrative expenses of Biomerica increased from $837,411 to $943,601, which represents an increase of $106,190, or 12.7%.
Selling, general and administrative expenses increased by $35,513 for the quarter ended February 28, 2007. The increases at Biomerica for the nine and three month periods were attributable to increased wages and advertising.

         Research and development expenses decreased by $22,601, or 11.7%, for the nine months ended February 28, 2007. The overall decrease in research and development expenses from February 28, 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, the research and development expenses of Biomerica increased by $19,869, primarily due to materials and personnel required for new research projects. For the three months ended February 28, 2007 research and development expenses increased by $32,467 (83.7%) for the same reason that these expenses increased for the nine months.

         For the nine months ended February 28, 2007, other income decreased from $45,575 to $40,040, compared to the same period in the prior year. The overall decrease in other income from February 28, 2006 to 2007 is a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, Biomerica's other income increased by $11,781 due to the non-sale income realized from a contract with a customer in fiscal 2006 as compared to the one time sale of some equipment which had been purchased in fiscal 2007. For the three months ended February 28, 2007, other income increased by $39,275, which was due to the one time sale of equipment which had been purchased in fiscal 2007.

         Interest expense decreased by $14,125 (38.4%) for the nine months ended February 28, 2007 compared to the previous year. On a stand-alone basis, Biomerica had increased interest expense of $331. For the three months ended February 28, 2007 as compared to 2006 interest expense decreased by $863, which was due to the reduced shareholder note payable which was offset by the small equipment leases.

     Net income from continuing operations for the nine months ended February 28, 2007 was $264,521 as compared to $94,809 for the same period in the prior fiscal year. On a stand-alone basis, net income for the nine month period was $264,521 as compared to $162,285, an increase of $102,236, or 63.0%. Net income from continuing operations for the three months ended February 2007 was $121,370 as compared to $29,615 for the three months ended February 2006. This represents an increase of $91,755, or 309.8%.


LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2007 the Company had cash and available-for-sale securities in the amount of $67,079 and working capital of $766,922. The Company also has $375,959 of long term available-for-sale securities of Lancer Ortho-dontics. This stock is restricted and should the Company desire to sell this stock on the open market, it may be subject to certain trading restrictions as imposed by the Federal Securities Act of 1933.

         These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had operating and liquidity concerns due to historically reporting net losses and negative cash flows from operations. Biomerica's shareholder's line of credit expired on September 13, 2003 and was not renewed. The unpaid principal and interest was converted into a note payable in the amount of $313,318 bearing interest at 8% and payable September 1, 2004. The due date on this note has been extended each year and is currently due September 1, 2007. This loan has been subordinated to the Commercial Bank of California loans dated February 20, 2007. Minimum payments are $4,000 per month plus an additional $2,000 per month (as revised from $3,500 per month), depending on quarterly results of the Company. The Company is currently out of compliance with this agreement due to the fact that of the additional payments due for fiscal 2006 and 2007, only $5,250 has been paid. As of February 28, 2007, $234,426 in principal was owed.

     Until two years ago Biomerica had suffered substantial recurring losses from operations. Biomerica has funded its operations through profits as well as debt and equity financings for the past three years and has recently obtained a commercial line of credit from a bank which will help fund operations and growth. Operations of ReadyScript, which was a contributor to the Company's consolidated losses in prior fiscal years, were discontinued in May 2001. Since then, certain ReadyScript liabilities were forgiven and thus income from discontinued operations was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 28, 2007, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended February 28, 2007, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

   32.1       Certification of CEO Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2       Certification of CFO Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1 Business Loan Agreement dated February 20, 2007 with Commercial Bank of California.

   99.2 Commercial Security Agreement (loan #0100000250) dated February 20, 2007 with Commercial Bank of California.

   99.3 Promissory Note (loan #0100000250) dated February 20, 2007 with Commercial Bank of California.

   99.4 Promissory Note (loan #0100000251) dated February 20, 2007 with Commercial Bank of California.

   99.5 Subordination Agreement (loan #0100000250) dated February 20, 2007 with Commercial Bank of California and Janet Moore Trust.

   99.6 Second Amendment of the Note, Loan and Mofication Agreement dated March 9, 2007 between Biomerica and Janet Moore Trust.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 13, 2007

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------
                                                 Zackary S. Irani
                                                 Chief Executive Officer