Form 10KSB
period 2007-05-31
BIOMERICA INC
filed 2007-08-29
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2007            COMMISSION FILE NUMBER: 0-8765

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

      Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $5,748,319.

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer (based upon 4,890,972 shares held by non-affiliates and the closing price of $.75 per share for Common Stock in the over-the-counter market as of July 13, 2007): $3,668,229.

Number of shares of the issuer's common stock, par value $0.08, outstanding as of August 27, 2007: 5,976,214.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format       YES [ ] NO [X]

                                     PART I*

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

THE COMPANY

      Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc. During the first two quarters of fiscal 2006 we had one operational subsidiary, Lancer Orthodontics, Inc. ("Lancer"), an international manufacturer of orthodontic products.

      Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Lancer is engaged in the design, manufacture and distribution of orthodontic products.

      Effective December 1, 2005, Lancer's financial statements were no longer consolidated with those of Biomerica because Biomerica no longer had direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica held less than 20% of Lancer's common stock and therefore Biomerica's investment is now accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

      The Company adopted a formal plan in April 2001 to discontinue operations of its ReadyScript subsidiary. Certain assets were written off during the closure and subsequently were recorded as losses in the consolidated financial statements. During the fiscal years ended May 31, 2007 and 2006 certain liabilities were forgiven and thus ReadyScript recorded income for the years then ended. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

OUR MEDICAL DEVICE BUSINESS

      During fiscal 2007, our existing medical device business was conducted through one company: (1) Biomerica, Inc., engaged in producing products for the human diagnostic products market.

BIOMERICA - DIAGNOSTIC PRODUCTS

      Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company's medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

      Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office (the point of care), rather than in the clinical laboratory. One of our main objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through prompt diagnosis and early detection. Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. We believe that rapid point of care tests are as accurate as laboratory tests when used properly and they require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

      Our clinical laboratory diagnostic products include tests for thyroid conditions, food intolerance, H. pylori, diabetes and others. These diagnostic test kits utilize enzyme immunoassay technology. Some of these products have not yet been submitted for clearance by the FDA for diagnostic use, but can be sold in various foreign countries.

      A significant part of Biomerica's manufacturing operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Newport Beach, California where it houses administration, research and development, sales and marketing, and customer services.

      Biomerica has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2007.

LANCER ORTHODONTICS, INC. -- ORTHODONTIC PRODUCTS

      Lancer is engaged in developing, manufacturing, and selling orthodontic products. Its products are sold worldwide through a direct sales force and distributors. Lancer conducts its operations at two facilities, one of which is located at 253 Pawnee Street, San Marcos, California 92069-2347 and the other in Mexicali, Mexico.

      Effective December 1, 2005 the operations of Lancer Orthodontics were no longer consolidated with those of Biomerica. The consolidated income statement for the year ended May 31, 2006 includes the operations of Lancer Orthodontics for the period of June 1, 2005 through November 30, 2005. The balance sheet as of May 31, 2007 does not include any assets or liabilities of Lancer Orthodontics, except for the long-term available-for-sale securities that Biomerica holds in Lancer Orthodontics. This is included in non-current assets on the Biomerica balance sheet.

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

LIQUIDITY

      Until three years ago Biomerica had suffered substantial recurring losses from operations. Biomerica has funded its operations through profits as well as debt and equity financings for the past three years. ReadyScript operations were discontinued in May 2001. ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2007 and 2006, certain ReadyScript liabilities were forgiven and thus income from discontinued operations for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

      In the last several years the Company has been focusing on increasing efficiencies where possible and concentrating on its core business to increase sales. As a result, sales of medical diagnostic products increased from the fiscal year ended May 31, 2006 to 2007 by approximately $1,488,000, or 35%.

      In February 2007 the Company obtained a $200,000 working capital line of credit and was approved for a $200,000 equipment loan with Commercial Bank of California. The credit line and the equipment loan are collateralized by substantially all of the assets of the Company. As of May 31, 2007 $61,670 was owed on the equipment loan and there was no outstanding balance due on the working capital line of credit. Due to the increased sales and profitability, in particular during the fourth quarter of fiscal 2007, the Company had $516,900 in cash and equivalents as of May 31, 2007 as compared to $119,914 on May 31, 2006. Payments on the shareholder's note payable have been made during fiscal 2007 according to the agreement for repayment (payments that were delinquent have been brought up to date) and, as a result, the balance on the note at May 31, 2007 was $167,870 as compared to $260,942 at May 31, 2006.

      For the fiscal years ended May 31, 2003 through 2006 Biomerica's independent auditors had concluded that there was substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time and thus rendered a "going concern" opinion on the audited financial statements. Because the Company has had an upturn in sales and profitability and has an improved working capital condition, among other factors, the audited financial statements for the fiscal year ended May 31, 2007, do not contain such a "going concern" opinion. However, there is no assurance that the Company will be able to sustain such results in future years.

PRODUCTION

      Most of our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California and in Mexicali, Mexico. During fiscal 2003, the diagnostics division established a manufacturing facility in Mexicali, Mexico, in a building that we share with Lancer Orthodontics. We have moved a significant portion of our diagnostic production (primarily packaging and assembly) to that facility. We subcontract with Lancer to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations.

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

      Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2007 and 2006 aggregated $256,101 and $239,004, respectively. Of the above expenses for fiscal 2006 approximately $42,000 (for the first half of fiscal 2006), are for Lancer's product development.

MARKETS AND METHODS OF DISTRIBUTION

      Biomerica has approximately 450 current customers for its diagnostic business, of which approximately 100 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

      We rely on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade conventions, direct mailings and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point of care testing (physicians' offices and over-the-counter drug stores). Separate marketing plans are utilized in targeting each of the two markets.

      For the year ended May 31, 2007 the Company had one customer which accounted for more than 10% of consolidated sales and during fiscal 2006 there were no customers which accounted for more than 10% of consolidated sales On an unconsolidated basis, Biomerica had two customers which accounted for more than 10% of sales during fiscal 2006.

BACKLOG

      At May 31, 2007 and 2006 Biomerica had a backlog of approximately $267,000 and $234,000 respectively.

RAW MATERIALS

      The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. For the year ended May 31, 2007 three companies accounted for more than 30% of the consolidated purchases of raw materials. For the year ended May 31, 2006 one company accounted for more than 10% of the purchases of raw materials for Biomerica on an unconsolidated basis.

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

Class I - Fortel(TM) Ovulation test, EZ-LH(TM) Rapid Ovulation test

Class II - GAP(tm) IgG H. Pylori ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG(tm) Rapid Pregnancy test (professional and dipstick), EZ Detect(tm) Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware(tm) Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, GAP(tm) IgA H. Pylori ELISA kit, C-Peptide ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant (TM), Food Intolerance Kits; Allerquant( tm) Food Additives Kit.

Class III - GAP(tm) IgM H. Pylori ELISA kit, Isletest(tm) GAD ELISA kit, Isletest(tm) ICA ELISA kit, Isletest (tm) IAA ELISA kit, EZ-HP OTC, EZ PSA (Professional and OTC) and IgG Food Additives Kit.

      If the FDA finds that the device is not substantially equivalent to a predicate device, the device may be deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed, but approval is required before the product can be sold for general use in the U.S. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. The FDA prohibits the advertisement or promotion or any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

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

      In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2008. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

      The following products are FDA-cleared and may be sold to clinical laboratories, physician laboratories and/or retail outlets in the United States as well as internationally:

Anti-thyroglobulin ELISA kit
Anti-TPO ELISA Kit
GAP IgG H. Pylori ELISA Kit
PTH (Intact) ELISA Kit
Calcitonin ELISA Kit
Erythropoietin ELISA Kit
ACTH ELISA Kit
Myoglobin ELISA
Troponin I ELISA
HS-CRP ELISA
EZ-HCG Rapid Pregnancy Test
EZ-LH(tm) Rapid Ovulation Test
EZ Detect(tm) Fecal Occult Blood Test (Physician's package, OTC package) AWARE(tm) Breast Self-Examination Kit
Drugs-of-Abuse Rapid Tests

      The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

GAP(tm) IgM H. Pylori ELISA Kit
GAP(tm) IgA H. Pylori ELISA Kit
Isletest(tm) GAD ELISA Kit
Isletest(tm) ICA ELISA Kit
Isletest(tm) IAA ELISA Kit
C-Peptide ELISA Kit
Allerquant(tm) IgG Food Intolerance ELISA Kit (90-foods, 14-foods, custom kits) Allerquant IgG Food Additives Kit
Fortel(tm) Ultra Midstream Pregnancy Test
Fortel(tm) Ovulation Test
EZ-PSA Rapid Test
EZ-H. Pylori Rapid Test

      Biomerica is licensed to design, develop, manufacture and distribute IN VITRO diagnostic and medical devices and is subject to the Code of Federal Regulations, Section 21, parts 800 - 1299. The FDA is the governing body that assesses and issues Biomerica's license to assure that it complies with these regulations. Biomerica is currently licensed, and its last assessment was in March 2006. During the inspection the FDA noted five observations that were corrected in a timely manner. Management made a commitment to correct all of these observations within six weeks of the date of inspection, and has notified the FDA that it has done so. Biomerica is also registered and licensed with the State of California's Department of Health Services. The Company believes that all Biomerica products sold in the U.S. comply with the FDA regulations.

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

SEASONALITY OF BUSINESS

      The businesses of the Company and its subsidiary have not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

      Most of Biomerica's property and equipment are located within southern California. The Company currently has a minor amount of property and equipment located in Mexico. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica and its consolidated subsidiaries: Year Ended May 31, 2007 2006*

      U.S. Customers        $2,107,000/36.7%         $2,752,000/38.3%
      Asia                     543,000/9.4%             405,000/5.6%
      Europe                 2,378,000/41.4%          2,678,000/37.3%
      Middle East               64,000/1.1%             134,000/1.9%
      Oceania                  540,000/9.4%             582,000/8.1%
      S. America                75,000/1.3%             458,000/6.4%
      Other foreign             41,000/0.7%             176,000/2.4%
      --------------------------------------------------------------
      Total Revenues        $5,748,000/100%          $7,185,000/100%

      *The fiscal 2006 sales figures include six months of sales of Lancer Orthodontics. On a stand-alone basis, total revenue of Biomerica increased from $4,259,954 to $5,748,319 or $1,488,365 (34.9%) from 2006 to 2007.

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

BRANDS, TRADEMARKS, PATENTS

      We registered the tradenames "Fortel," "Isletest," "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect, "Candiquant," "Candigen," "EZ-H.P." and "EZ-PSA." A trademark for "Aware" was issued and assigned in January 2002. Biomerica has co-patent rights to the EZ-Detect Fecal Occult Blood Test (FOBT). In addition, Biomerica holds the following patents: Immunotherapy Agents for Treatment of IgE Mediated Allergies and Allergen-thymic Hormone Conjugates for Treatment of IgE Mediated Allergies, U.S. Patent #5,275,814, issued January 4, 1994 and Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

EMPLOYEES

      As of July 29, 2007, the Company employed 30 employees of whom 2 are part-time employees in the United States. The following is a breakdown between departments:

                                        2007            2006
                                        ----            ----

Administrative                             4               5
Marketing & sales                          3               3
Research & development                     3               2
Production and operations                 20              17
                                        ----            ----
Total                                     30              27

      In addition, Biomerica contracts with Lancer for the services of 20 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company is currently leasing its facilities on a month-to-month agreement while it explores various other facility options. The facilities are owned and operated by four of the Company's shareholders, one of whom is an officer and director. Effective May 1, 2006, the monthly rent was set at $14,000. Management believes there would be no significant difference in the terms of the property rental if the Company was renting from a third party. Total gross rent expense for this facility was approximately $168,000 and $158,000 during the years ended May 31, 2007 and 2006, respectively.

      The facilities are leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of our Company, is a partner in JSJ Management. Mrs. Ilse Sultanian and the other partners of JSJ Management, Susan Irani and Jennifer Irani, are also shareholders of the Company.

      Biomerica subleased a portion of its facility under a non-cancelable operating lease, which expired May 16, 2003 and was month-to-month until April 1, 2006, at which time the Company returned that space to the landlord. The Company recorded base rental income of $15,478 during the year ended May 31 2006.

      As of May 31, 2007, we believe that our facilities and equipment are in suitable condition and are adequate to satisfy the current requirements of our Company. However, management is exploring alternative leasing space, which may be more beneficial to the needs of the Company and allow for a more efficient operation at a cost effective rate.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's obligations and commitments as of May 31, 2007:

                             Payments Due by Period

                                     LESS THAN
                         TOTAL         1 YEAR        1-3 YEARS      5 YEARS
                      -----------   ------------    -----------   -----------
Shareholder debt        $167,870       $167,870
Capital Leases            $8,574         $4,394         $4,180
                      -----------   ------------    -----------
Total                   $176,444       $172,264         $4,180

      Biomerica has various insignificant leases for office equipment.

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

                                                         Bid Prices
                                                         ----------
                                                     High           Low
                                                     ----           ---
Quarter ended:
May 31, 2007....................................     $0.80        $0.42
February 28, 2007...............................     $0.62        $0.40
November 30, 2006...............................     $0.59        $0.45
August 31, 2006.................................     $0.59        $0.42
May 31, 2006....................................     $0.50        $0.40
February 28, 2006...............................     $0.55        $0.46
November 30, 2005...............................     $0.59        $0.42
August 31, 2005.................................     $0.75        $0.47

      As of July 19, 2007, the number of holders of record of Biomerica's common stock was approximately 904, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

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

      During the past three fiscal years we completed the following private placement transactions exempt under Regulation D of the Securities Act of 1933, as amended:

                                    Class or Persons     Price per
Date      Title       Amount           Sold To             Share       Total
----      -----       ------           -------             -----       -----

                                      insider &
5/06      common     156,000      qualified investors      $0.48      $ 74,880

      The table below provides information relating to our equity compensation plans as of May 31, 2007:

                                                                                    Securities
                                                                               Remaining Available
                                                                               for Future Issuance
                                                                               Under Compensation
                        Number of Securities         Compensation Plans      Plans (Excluding those
Securities                To be issued upon           Weighted-Average         Reflected in First
Plan                   Exercise of outstanding       Exercise Price of               Column)
Category                       Options              Outstanding Options

Equity compensation
Plans approved by             1,449,250                     $.48                     491,171
Securities holders

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S RESULTS IN FUTURE PERIODS TO DIFFER FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANYS' PRODUCTS, AVAILABILITY OF RAW MATERIALS, THE STATE OF THE ECONOMY AND THE CONTINUED ABILITY OF THE COMPANY TO MAINTAIN THE LICENSES AND APPROVALS REQUIRED. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

      During the first six months of fiscal 2006, Biomerica had one active subsidiary, Lancer Orthodontics, Inc. ("Lancer"), which is engaged in manufacturing, sales and development of orthodontic products. Effective December 1, 2005, Lancer's financial statements were no longer consolidated with those of Biomerica because Biomerica no longer had direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica held less than 20% of Lancer's common stock and therefore Biomerica's investment is accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Fiscal 2007 Compared to Fiscal 2006

      IN FISCAL 2006, THE LANCER ORTHODONTICS' FINANCIAL STATEMENTS WERE ONLY CONSOLIDATED WITH THOSE OF BIOMERICA FOR SIX OF THE TWELVE MONTHS. PLEASE REFER TO FOOTNOTE 10 FOR A BREAKDOWN BY COMPANY OF THE RESULTS OF OPERATIONS FOR FISCAL 2006.

      Our consolidated net sales were $5,748,319 for fiscal 2007 compared to $7,184,992 for fiscal 2006. This represents a decrease of $1,436,673, or 20.0% for fiscal 2007. Of the total consolidated net sales for fiscal 2006, $2,925,038 is attributable to Lancer (which was for the first six months of the fiscal year), and $4,259,954 to Biomerica. Fiscal 2007 represents sales of Biomerica alone. Biomerica stand-alone sales increased from $4,259,954 in fiscal 2006 to $5,748,319 in fiscal 2007, an increase of $1,488,365, or 34.9%. The increase was due to increases of sales to foreign distributors as well as increased sales domestically to chain drug stores.

      Cost of sales in fiscal 2007 as compared to fiscal 2006 decreased by $1,277,008 or 26.7%. On a stand-alone basis, the cost of sales of Biomerica increased from $2,604,900 (61.1% of sales) to $3,502,607 (60.9% of sales), or
$897,707 (34.5%). The dollar increase at Biomerica was primarily due to an increase in sales and an increase in production head count in anticipation of building larger lot sizes. The percentage of cost of goods relative to sales decreased by .2%.

      Selling, general and administrative costs decreased in fiscal 2007 as compared to fiscal 2006 by $794,642 or 35.1%. The overall decrease in selling, general and administrative costs from May 31, 2006 to 2007 was a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis, Biomerica had an increase of $234,417, or 19.0%. The increase at Biomerica was primarily due to higher wages and related costs, increased bad debt expense, adoption of SFAS No. 123R on June 1, 2006, which requires employee stock options to be expensed through the income statement, higher bonuses related to the improved performance of the company and higher commissions relating to higher sales. As a percentage of sales, selling, general and administrative expenses decreased by 3.4% from fiscal 2006 to 2007.

      Research and development expense was $256,101 in fiscal 2007 as compared to $239,004 in fiscal 2006. On a stand-alone basis Biomerica's research and development expenses increased from $196,534 to $256,101, or $59,567 (30.3%). This was a result of the expenses for several new products.

      Interest expense net of interest income, decreased in fiscal 2007 as compared to fiscal 2006 by $9,739 or 21.7%. The overall decrease in interest expense was a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-along basis Biomerica had increased interest of $4,717, primarily due to interest being charged beginning in the last quarter on the accrued wages balance of $264,549.

      Other income decreased by $5,535 or 12.1% in fiscal 2007 as compared to fiscal 2006. The overall decrease in other income was a result of the deconsolidation of Lancer as of December 1, 2005. On a stand-alone basis Biomerica had increased other income of $7,064. This increase was primarily a result of income received in fiscal 2007 for the income received on equipment purchased and resold.

      Consolidated net income was $536,879 for the year ended May 31, 2007. Prior to recording the expense ($100,000) for employee bonuses according to the Management Incentive Plan, consolidated net income was $636,879. Stand-alone income from diagnostic operations before interest in net loss or income of consolidated subsidiaries and income taxes was $525,779 for fiscal 2007 as compared to $222,041 for fiscal 2006. This represents an increase of $303,738, or 136.8%. The increase was primarily due to increased sales.

      As of May 31, 2007 Biomerica had federal and state income tax net operating loss carry forwards of approximately $2,519,000 and $456,000, respectively, and research and development tax credit carry forwards of approximately $90,000 and $42,000, respectively. The federal net operating loss carry forwards begin to expire in 2008. The state net operating loss carry forwards started to expire in 2006. The federal research and development tax credit carry forwards begin to expire in 2009 and the California credits carry forward indefinitely.

Liquidity, Capital Resources and Going Concern

      As of May 31, 2007, we had cash and current available for sale securities of $517,432 (see Note 2 of Notes to Consolidated Financial Statements) and working capital of $1,198,844. The Company also has $410,137 of long term available-for-sale securities. During 2006, cash used in operations was $384,369 as compared to cash provided by operations in fiscal 2007 of $463,708. The increase in cash provided by operations was mainly due to increased income from continuing operations of $509,010 and partly due to the deconsolidation of Lancer as of December 1, 2005. During fiscal 2007, cash used in investing activities was $62,695 as compared to $251,743. Both years the cash used in investing activities was primarily for the purchase of property and equipment, however in fiscal 2006, of the $252,428 in equipment purchases, $211,353 related to Lancer. Cash used in financing activities in fiscal 2007 was $4,027 as compared to cash provided by financing activities of $538,948 in fiscal 2006. During fiscal 2006 Lancer conducted a private placement which contributed $469,800 to Lancer Orthodontics. During fiscal 2007 Biomerica repaid shareholder debt $93,072 as compared to $40,145 in fiscal 2006, which was offset by funds received from the equipment line of credit of $61,670, that was used as deposit for equipment ordered for delivery in fiscal 2008. The change in cash and cash equivalents at May 31, 2007 compared to May 31, 2006 was an increase of $396,986.

      Until three years ago Biomerica had suffered substantial recurring losses from operations. Biomerica has funded its operations through profits as well as debt and equity financings for the past three years. ReadyScript operations were discontinued in May 2001. ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2007 and 2006, certain ReadyScript liabilities were forgiven and thus income from discontinued operations for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

      In the last several years the Company has been focusing on increasing efficiencies where possible and concentrating on its core business to increase sales. As a result, sales of medical diagnostic products increased from the fiscal year ended May 31, 2006 to 2007 by approximately $1,488,000, or 35%.

      In February 2007 the Company obtained a $200,000 working capital line of credit and was approved for a $200,000 equipment loan with Commercial Bank of California. The credit line and loan are collateralized by substantially all of the assets of the Company. As of May 31, 2007 $61,670 was owed on the equipment line of credit and there was no outstanding balance due on the working capital line of credit. Due to the increased sales and profitability, in particular during the fourth quarter of fiscal 2007, the Company had $516,900 in cash and equivalents as of May 31, 2007 as compared to $119,914 on May 31, 2006. Payments on the shareholder's note payable have been made during fiscal 2007 according to the agreement for repayment (payments that were delinquent have been brought up toedate) and, as a result, the balance on the note at May 31, 2007 was $167,870 as compared to $260,942 at May 31, 2006.

      For the fiscal years ended May 31, 2003 through 2006 Biomerica's independent auditors had concluded that there was substantial doubt as to the Company's ability to continue as a going concern for a reasonable period of time and thus rendered a "going concern" opinion on the audited financial statements. Because the Company has had an upturn in sales and profitability and has an improved working capital condition, among other factors, the audited financial statements for the fiscal year ended May 31, 2007, do not contain such a "going concern" opinion. However, there is no assurance that the Company will be able to sustain such results in future years.

SUBSEQUENT EVENTS

      During August 2007 the due date on the note payable was extended until September 1, 2008. The terms of the note payable are the same.

      On June 6, 2007, Biomerica received income of $697,034 on the sale of Hollister-Stier Laboratories securities it held for investment. The Hollister-Stier securities were held as an option to purchase shares in Hollister-Stier Laboratories, LLC and were carried on Biomerica's balance sheet at a zero value as Hollister-Stier is a private company. The acquisition of Hollister-Stier Laboratories by Jubilant Organosys Ltd. closed on June 1, 2007.

      Effective July 16, 2007 the Board of Directors of Biomerica, Inc. voted to elect John Roehm to serve on the board of directors of the Company. Mr. Roehm currently serves as President and CEO of Mollen Immunization Clinics of North America. From 1989 to 2006, Mr. Roehm served in a broad range of leadership positions with Albertsons/American Stores (Sav-on & Osco), including as its Director of Pharmacy Marketing since 1999. Mr. Roehm holds a B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

      On June 28, 2007 an employee exercised stock options for 7,500 shares. The total proceeds to the Company were approximately $2,588. On August 15, 2007 three employees exercised stock options for a total of 24,500 shares. The total proceeds to the Company were $7,435.

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

      The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required

      Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

      Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Although the Company has achieved net income in increasing amounts over the last three fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2007, that all of our deferred tax assets should remain reserved. Management will re-evaluate this determination periodically.

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

INSURANCE COVERAGE

      Biomerica currently carries various insurance policies including products liability ($2,000,000), general liability ($2,000,000), property insurance (personal property-$1,824,979), business income insurance ($800,000), employee benefit errors or omissions liability insurance ($1,000,000), commercial crime insurance ($100,000), crime insurance (pension plan) ($300,000), employee theft ($100,000), depositor's forgery ($100,000), commercial auto ($1,000,000), umbrella liability insurance ($1,000,000), workman's compensation insurance ($1,000,000), directors and officers' insurance ($3,000,000), group health, disability and life insurance Biomerica's workman's compensation policies covers injuries to employees as a result of accidental contamination from or by hazardous materials.

RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

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

      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The adoption of this standard did not have an impact on its results of operations.

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

      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company is required to adopt this statement as of June 1, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 156 on its consolidated financial statements.

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

      In September 2006, the FASB issued SFAS No. 158, Employers' Accounting For Defined Benefit Pension and Other Postretirement Plans. Effective in calendar-year 2006 (with certain exceptions) for public companies and calendar-year 2007 (with certain exceptions) for private companies, SFAS No. 158 represents the "first phase" of a planned "two-phased" project where the FASB is working on improving financial reporting related to pension and other postretirement (OPB) plans, SEC registrants have been required to disclose the "expected impact" of implementing SFAS No. 158. The adoption of SFAS No. 158 did not have a material impact on the Company's financial statements.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Exhibit 99.3, "Biomerica, Inc. and Subsidiary Consolidated Financial Statements" is incorporated herein by this reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCEWITH SECTION 16(A) OF THE EXCHANGE ACT.

      This information is incorporated by reference to the Company's proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

      This information is incorporated by reference to the Company's proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference to the Company's proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal 2003, Biomerica entered into an agreement with Lancer whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2007, Biomerica has paid all applicable shelter fees.

      Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2007.

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

10.3 1999 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 29, 2000 and on May 30 , 2007).

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

10.32 Promissory Note (incorporated by reference to the Company's February 29, 2004 Form 10-QSB filed April 14, 2004).

10.33 Second Amendment of the Note, Loan and Modification Agreement (incorporated by reference to the Company's February 28, 2007 Form 10-QSB filed April 16, 2007).

10.34 Commercial Security Agreement (loan #0100000250) with Commercial Bank of California dated February 20, 2007 (incorporated by reference to the Company's February 28, 2007 Form 10-QSB filed April 16, 2007).

10.35 Promissory Note (loan #0100000250) dated February 20, 2007 with Commercial Bank of California (incorporated by reference to the Company's February 28, 2007 Form 10-QSB filed April 16, 2007).

10.36 Promissory Note (loan #0100000251) dated February 20, 2007 with Commercial Bank of California (incorporated by reference to the Company's February 28, 2007 Form 10-QSB filed April 16, 2007).

10.37 Subordination Agreement (loan #0100000250) dated February 20, 2007 with Commercial Bank of California and Janet Moore, Trustee of the Janet Moore Trust (incorporated by reference to the Company's February 28, 2007 Form 10-QSB filed April 16, 2007).

10.38 Business Loan Agreement with Commercial Bank of California (incorporated by reference to the Company's February 28, 2007 Form 10-QSB filed April 16, 2007).

21.1          Subsidiary of Registrant.

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

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Biomerica, Inc. and Subsidiary Consolidated Financial Statements For The Years Ended May 31, 2007 and 2006 and Independent Registered Public Accounting Firm's Report.

(b)   Reports on Form 8-K.

The following Forms 8-K are incorporated by reference to the Forms 8-K filed on the following dates: May 1, 2007, May 3, 2007, June 19, 2007 and July 16, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by PKF (San Diego) in 2007 and 2006 were as follows:

                                        2007              2006
                                        ----              ----

Audit fees                          $ 50,000 (1)      $ 48,725 (2)
Audit related fees                                          --
Tax fees                               5,362             5,219
All other fees                         1,732             2,711
                                    --------          --------
      Total                         $ 57,094          $ 56,655

      (1)   Also includes fees to be billed in fiscal 2008 for fiscal 2007.
      (2)   Also includes fees to be billed in fiscal 2007 for fiscal 2006.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the audit of our subsidiary's financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by PKF in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and the financial statements of our subsidiary that were not otherwise included in Audit Fees.

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

Policy on Audit Committee Pre-approval of Audit and Non-Audit Services

      The Audit Committee has the responsibility of appointing the independent audit firm and overseeing their work. The Audit Committee pre-approves all audit and related services. Should the audit committee pre-approve any services other than audit and related services, it evaluates whether the services would compromise the auditor's independence.

      Of the services provided in fiscal 2007 and 2006, preparation of the tax return (9% of the total cost for both fiscal years) was not pre-approved by the audit committee.

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

                                                              Dated:   8/29/07

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani                                            Date: 8/29/07
------------------------------------
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore                                                 Date: 8/29/07
------------------------------------
Janet Moore,
Secretary, Director,
Chief Financial Officer

/s/ Francis R. Cano, Ph.D.                                      Date: 8/29/07
------------------------------------
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri                                              Date: 8/29/07
------------------------------------
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.                                   Date: 8/29/07
------------------------------------
Jane Emerson, M.D.,Ph.D.
Director

/s/ John Roehm                                                  Date: 8/29/07
------------------------------------
John Roehm
Director

                         BIOMERICA, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   FS-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of May 31, 2007                             FS-3

Consolidated Statements of Operations and Comprehensive
  Income for the Years Ended May 31, 2007 and 2006                 FS-4 - FS-5

Consolidated Statements of Shareholders' Equity for the
  Years Ended May 31, 2007 and 2006                                FS-6 - FS-9

Consolidated Statements of Cash Flows for the Years Ended
  May 31, 2007 and 2006                                           FS-10 - FS-11

Notes to the Consolidated Financial Statements                    FS-12 - FS-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biomerica, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Biomerica, Inc. (a Delaware Corporation) and its subsidiary as of May 31, 2007 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years ended May 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. as of May 31, 2007, and the results of its consolidated operations and cash flows for the years ended May 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.


August 20, 2007                                 /s/ PKF
San Diego California                            Certified Public Accountants
                                                A Professional Corporation

                         BIOMERICA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                    MAY 31,
                                                                     2007
                                                                 -------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    516,900
  Available-for-sale securities                                           532
  Accounts receivable, less allowance for
    doubtful accounts of $58,783                                      504,767
  Inventories, net                                                  1,461,713
  Prepaid expenses and other                                          126,435
                                                                 -------------

Total current assets                                                2,610,347
                                                                 -------------

PROPERTY AND EQUIPMENT, at cost
  Equipment                                                           654,546
  Furniture, fixtures and leasehold improvements                      166,209
                                                                 -------------
Total property and equipment                                          820,755
                                                                 -------------

ACCUMULATED DEPRECIATION                                             (652,718)
                                                                 -------------
Net property and equipment                                            168,037

INTANGIBLE ASSETS, net                                                  2,588

AVAILABLE-FOR-SALE SECURITIES                                         410,137

OTHER ASSETS                                                           33,399
                                                                 -------------
                                                                 $  3,224,508
                                                                 =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    666,250
  Accrued compensation                                                567,592
  Capital lease - short-term portion                                    4,394
  Notes payable-shareholder                                           167,870
  Loan for equipment purchase                                           5,397
                                                                 -------------
Total current liabilities                                           1,411,503
                                                                 -------------

Capital lease - long-term portion                                       4,180

Loan for equipment purchase                                            56,273


SHAREHOLDERS' EQUITY
  Common stock, $.08 par value; 25,000,000
    shares authorized; 5,944,214 shares and
    issued and outstanding                                       $    475,535
  Additional paid in capital                                       17,254,714
  Accumulated other comprehensive income (loss)                      (229,717)
  Accumulated deficit                                             (15,747,980)
                                                                 -------------
Total shareholders' equity                                          1,752,552
                                                                 -------------
                                                                 $  3,224,508
                                                                 =============


  See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

                         BIOMERICA, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


Note: Due to the deconsolidation of Lancer as of December 1, 2005, consolidated results from fiscal 2006 include only the first two quarters of the results of operations of Lancer.

                                                      YEARS ENDED MAY 31,
                                                -------------------------------
                                                     2007             2006
                                                --------------   --------------
Net Sales                                       $   5,748,319    $   7,184,992
Cost of sales                                       3,502,607        4,779,615
                                                --------------   --------------

GROSS PROFIT                                        2,245,712        2,405,377
                                                --------------   --------------

OPERATING EXPENSES
  Selling, general and administrative               1,468,821         2,263,463
  Research and development                            256,101           239,004
                                                --------------   --------------

Total operating expenses                            1,724,922         2,502,467
                                                --------------   --------------

OPERATING INCOME (LOSS) FROM
  CONTINUING OPERATIONS                               520,790           (97,090)

OTHER INCOME (EXPENSE)
  Interest expense, net of interest income            (35,051)          (44,790)
  Other income, net                                    40,040            45,575
                                                --------------   --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS,
  before minority interest in net loss of
  consolidated subsidiary and income taxes            525,779           (96,305)

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
  SUBSIDIARY                                               --           251,670
                                                --------------   --------------

INCOME FROM CONTINUING OPERATIONS, before
  income taxes                                        525,779           155,365

INCOME TAX EXPENSE                                     16,769             1,600
                                                --------------   --------------

INCOME FROM CONTINUING OPERATIONS                     509,010           153,765

DISCONTINUED OPERATIONS
  Income from discontinued operations, net             27,869            76,508
                                                --------------   --------------

NET INCOME                                            536,879           230,273


  See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

                         BIOMERICA, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)


                                                      YEARS ENDED MAY 31,
                                                -------------------------------
                                                     2007             2006
                                                --------------   --------------

OTHER COMPREHENSIVE LOSS, net of tax
  Unrealized loss on available-for-sale
    securities                                         (2,746)        (227,497)
                                                --------------   --------------

COMPREHENSIVE INCOME                            $     534,133    $       2,776
                                                ==============   ==============

BASIC NET INCOME PER COMMON SHARE:
  Income from continuing operations             $         .09    $         .03
  Income from discontinued operations                     .00              .01
                                                --------------   --------------

Basic net income per common share               $         .09    $         .04
                                                --------------   --------------

DILUTED NET INCOME  PER COMMON SHARE:
  Income from continuing operations             $         .08    $         .02
  Income from discontinued operations                     .00              .01
                                                --------------   --------------

Diluted net income per common share             $         .08    $         .03
                                                ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
  Basic                                             5,929,445        5,759,082
                                                ==============   ==============

  Diluted                                           6,513,477        6,220,335
                                                ==============   ==============


  See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.


                                         BIOMERICA, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Additional            Common Stock
                                               Common Stock            Paid-in               Subscribed
                                           Shares        Amount        Capital          Shares        Amount
                                        ------------   ----------   -------------    ------------   ----------
Balances, May 31, 2005                    5,752,431    $ 460,193    $ 17,107,474              --    $      --

Change in unrealized gain (loss) on              --           --              --              --           --
  available-for-sale securities


Exercise of Stock Options                    14,250        1,140           2,295              --           --

Change in Lancer stock to
  unrealized gain on available-for               --           --              --              --           --
  sale securities

Compensation expense in connection
  with options and warrants granted              --           --           2,444              --           --

Expense related to issuance of warrants
  for private placement                          --           --           9,880              --           --

Private Placement                                --           --              --         104,000       49,920

Private Placement - receivable                   --           --              --          52,000       24,960

Change in minority interest related
  to sale of stock at subsidiary                 --           --         (57,769)             --           --
Net income                                       --           --              --              --           --
                                        ------------   ----------   -------------    ------------   ----------
Balances, May 31, 2006                    5,766,681    $ 461,333    $ 17,064,324         156,000    $  74,880
                                        ============   ==========   =============    ============   ==========


                                                  (Continued)



                                                                Accumulated
                                                                   Other
                                              Common Stock     Comprehensive
                                               Subscribed          Income        Accumulated
                                               Receivable          (Loss)          Deficit           Total
                                             --------------    -------------    -------------    -------------
Balances, May 31, 2005                                         $        526     $(16,515,132)    $  1,053,061

Change in unrealized gain (loss) on
  available-for-sale securities                         --           (4,901)              --           (4,901)

Exercise of Stock Options                               --               --               --            3,435

Change in Lancer stock to
  unrealized gain on available-for
  sale securities                                       --         (222,596)              --         (222,596)

Compensation expense in connection
   with options and warrants granted                                                                    2,444

Expense related to issuance of warrants
  for private placement                                                  --               --            9,880

Private Placement                                                                                      49,920

Private Placement - receivable                     (24,960)              --               --

Change in minority interest related
  to sale of stock at subsidiary                                         --               --          (57,769)

Net Income                                                               --          230,273          230,273
                                             --------------    -------------    -------------    -------------
Balances, May 31, 2006                       $     (24,960)    $   (226,971)    $(16,284,859)    $  1,063,747
                                             ==============    =============    =============    =============


                                                  (Continued)



                                         BIOMERICA, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED


                                                                      Additional            Common Stock
                                               Common Stock            Paid-in               Subscribed
                                           Shares        Amount        Capital          Shares        Amount
                                        ------------   ----------   -------------    ------------   ----------

Exercise of stock options                    21,533        1,722           4,406              --           --

Change in unrealized gain (loss)
  On available-for-sale securities               --           --              --              --           --

Compensation expense in connection
  with options granted                           --           --         123,584              --           --

Private Placement                           156,000       12,480          62,400        (104,000)     (49,920)

Private Placement - receivable                   --           --              --         (52,000)     (24,960)

Net income                                       --           --              --              --           --
                                        ------------   ----------   -------------    ------------   ----------
Balances, May 31, 2007                    5,944,214    $ 475,535    $ 17,254,714              --           --
                                        ============   ==========   =============    ============   ==========




                                                                Accumulated
                                                                   Other
                                              Common Stock     Comprehensive
                                               Subscribed          Income        Accumulated
                                               Receivable          (Loss)          Deficit           Total
                                             --------------    -------------    -------------    -------------

Exercise of stock options                               --               --               --            6,128

Change in unrealized gain (loss)
  on available-for-sale securities                      --           (2,746)              --           (2,746)

Compensation expense in connection
  with options and warrants granted                     --               --               --          123,584

Private placement                                       --               --               --           24,960

Private placement - receivable                      24,960               --               --               --

Net income                                              --               --          536,879          536,879
                                             --------------    -------------    -------------    -------------
Balances, May 31, 2007                                  --     $   (229,717)    $(15,747,980)    $  1,752,552
                                             ==============    =============    =============    =============


                 See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.



                         BIOMERICA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              FOR THE YEARS ENDED
                                                                    MAY 31,
                                                        -------------------------------
                                                             2007             2006
                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                     $     509,010    $     153,765
  Adjustments to reconcile loss from
    continuing operations to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                            56,736          122,047
      Provision for losses on accounts receivable              51,753           12,372
      Provision for losses on inventory                            --           (3,687)
      Gain on sales of available for sale securities               --             (685)
      Options issued                                          123,584           12,324
      (Gain) loss on sale of equipment                        (29,512)           1,704
      Minority interest in net (loss) of consolidated
        subsidiary                                                 --         (251,670)
      Changes in assets and liabilities
        Accounts receivable                                     4,200         (441,385)
        Inventories                                          (333,683)        (261,864)
        Prepaid expenses and other                            (69,969)         (33,701)
        Notes receivable                                        1,800               --
        Other receivables and assets                          (19,980)              --
        Accounts payable and other accrued expenses            85,484          243,787
        Accrued compensation                                   84,285           62,624
                                                        --------------   --------------

Net cash provided by (used in) operating activities           463,708         (384,369)
                                                        --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                50,000               --
  Sales of available-for-sale securities                           --              685
  Purchases of property and equipment                        (112,695)        (252,428)
                                                        --------------   --------------

Net cash used in investing activities                         (62,695)        (251,743)
                                                        --------------   --------------


                                   (Continued)


                        BIOMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                              FOR THE YEARS ENDED
                                                                    MAY 31,
                                                        -------------------------------
                                                             2007             2006
                                                        --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase under line of credit at subsidiary                  --           65,000
  Payments on capital leases                                   (3,714)         (26,352)
  Decrease of shareholder debt                                (93,072)         (40,145)
  Change in minority interests                                     --           37,250
  Exercise of stock options                                     6,129            3,435
  Sale of common stock, net of offering expenses               24,960           29,960
  Increase in loan for equipment purchase                      61,670               --
Consolidated subsidiary sale of common stock                       --          469,800
                                                        --------------   --------------

Net cash (used in) provided by financing activities            (4,027)         538,948
                                                        --------------   --------------

Net cash provided by (used in) discontinued operations             --             (800)
                                                        --------------   --------------

Net change in cash and cash equivalents                       396,986          (97,964)

Net decrease in cash-reclassification of
  Lancer Orthodontics, Inc. to the cost method                     --         (134,003)

CASH AND CASH EQUIVALENTS, beginning of year                  119,914          351,881
                                                        --------------   --------------

CASH AND CASH EQUIVALENTS, end of year                  $     516,900    $     119,914
                                                        ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR:
    Interest                                            $      34,859    $      44,790
                                                        ==============   ==============
    Income taxes                                        $       1,600    $       1,600
                                                        ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Change in unrealized holding (loss) on
    available-for-sale securities                       $      (2,746)   $    (227,497)
                                                        ==============   ==============
  Change in minority interest due to subsidiary
    sale of stock                                                  --    $     (57,769)
                                                        ==============   ==============
  Capital lease for purchase of fixed assets                       --    $    (373,435)
                                                        ==============   ==============
  Increase in investment due to de-consolidation
    of Lancer                                                      --    $     632,732
                                                        ==============   ==============
  Reduction of accrued compensation through
    purchase of stock                                              --    $      19,960
                                                        ==============   ==============
  Subscribed stock receivable                           $     (24,960)   $      24,960
                                                        ==============   ==============

Changes due to de-consolidation of Lancer
    Accounts Receivable                                            --    $   1,590,504
    Inventories                                                    --        1,838,698
    Prepaid expenses and other current assets                      --           90,676
    Net fixed assets                                               --        1,197,310
    Other                                                          --           48,821
                                                        --------------   --------------
Subtotal assets                                                              4,766,009
                                                        --------------   --------------

    Accounts payable and other accrued liabilities                 --          899,483
    Line of credit                                                 --          240,000
    Capital lease                                                  --          334,794
    Subscribed stock                                               --           85,850
    Common stock                                                   --        5,670,565
    Accumulated deficit                                            --       (2,330,680)
                                                        --------------   --------------
Subtotal liabilities and equity                                    --       (4,900,012)
                                                        --------------   --------------

Net decrease in cash                                               --    $    (134,003)
                                                        ==============   ==============

      See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

                                     FS-11

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


1.    ORGANIZATION AND LIQUIDITY

ORGANIZATION

Biomerica, Inc. and Subsidiary (collectively "the Company") are primarily engaged in the development, manufacture and marketing medical diagnostic kits and the design, manufacture and distribution of various orthodontic products. As of May 31, 2007 the Company had one operational unit. Until November 30, 2005 the Company's financial statements were consolidated with its former subsidiary, Lancer Orthodontics, Inc. "(Lancer"). Therefore the first six months of operations of Lancer are included in results for fiscal 2006 only.

LIQUIDITY

Until three years ago Biomerica had suffered substantial recurring losses from operations. Biomerica has funded its operations through profits as well as debt and equity financings for the past three years. ReadyScript operations were discontinued in May 2001. ReadyScript was a contributor to the Company's losses in prior fiscal years. During the fiscal years ended May 31, 2007 and 2006, certain ReadyScript liabilities were forgiven and thus income from discontinued operations for the years then ended was recorded. The subsidiary is being reported in the financial statements as a discontinued operation because it is no longer an operating entity.

In the last several years the Company has been focusing on increasing efficiencies where possible and concentrating on its core business to increase sales. As a result, sales of medical diagnostic products increased from the fiscal year ended May 31, 2006 to 2007 by approximately $1,488,000, or 35%.

In February 2007 the Company obtained a $200,000 working capital line of credit and approval for a $200,000 equipment loan with Commercial Bank of California. The credit line and loan are collateralized by substantially all of the assets of the Company. As of May 31, 2007 $61,670 was owed on the equipment loan and there was no outstanding balance due on the working capital line of credit. Due to the increased sales and profitability, in particular during the fourth quarter, the Company had $516,900 in cash and equivalents as of May 31, 2007 as compared to $119,914 on May 31, 2006. Payments on the shareholder's note payable have been made during fiscal 2007 according to the agreement for repayment (payments that were delinquent have been brought up to date) and, as a result, the balance on the note at May 31, 2007 was $167,870 as compared to $260,942 at May 31, 2006.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2007 and 2006 (see Note 3) include the accounts of Biomerica, Inc. ("Biomerica"), Lancer Orthodontics, Inc. ("Lancer") (for the first six months of the 2006 fiscal year) and ReadyScript, Inc. (as discontinued operations). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective December 1, 2005 the operations of Lancer Orthodontics were no longer consolidated with those of Biomerica. The consolidated statement of operations for the year ended May 31, 2006 includes the results of Lancer Orthodontics for the period of June 1, 2005 through November 30, 2005. The balance sheet as of May 31, 2007 does not include any assets or liabilities of Lancer Orthodontics (other than the available-for-sale securities of Lancer which Biomerica holds as an investment).

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, available-for-sale securities, capital lease, shareholder debt, commercial bank line of credit, commercial bank equipment line of credit and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values at May 31, 2007.

Most of the Company's available-for-sale securities include the Company's investment in Lancer Orthodontics in the amount of $410,137. The Company also has current available-for-sale securities in the amount of $532. The ability to sell the Lancer shares on the open market could be affected by market conditions, Lancer's financial reports, and the trading volume of Lancer's shares, among other factors.

CONCENTRATION OF CREDIT RISK

The Company, on occasion, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company's sales are not materially dependent on a single customer or a small group of customers, however, on an unconsolidated basis Biomerica had one customer who accounted for greater than 10% of its sales for the fiscal year ended May 31, 2007 and two customers each of whom accounted for greater than 10% of its sales for the fiscal year ended May 31, 2006. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. At May 31, 2007 three customers each accounted for greater than 10% of gross accounts receivable for Biomerica. At May 31, 2006 no customer accounted for more than 10% of gross consolidated accounts receivable.

On a consolidated basis no customer accounted for 10% or more of the consolidated sales in the fiscal year ended May 31, 2006. No customer accounted for 10% or more of Lancer Orthodontics' sales for the fiscal year ended May 31 2006.

For the year ended May 31, 2007 three companies accounted for more than 30% of the purchases for Biomerica on an unconsolidated basis and for the fiscal year ended May 31, 2006 two companies accounted for more than 20% of the purchases for Biomerica on an unconsolidated basis.

GEOGRAPHIC CONCENTRATION

Approximately $280,000 of Biomerica's gross inventory and $28,000 of Biomerica's property and equipment, net of accumulated depreciation and amortization, is located at Lancer's wholly owned subsidiary in Mexico.

CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts.


AVAILABLE-FOR-SALE SECURITIES

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in shareholders' equity. Available-for-sale securities consist of common stock of publicly-traded companies and are stated at market value in accordance with SFAS 115. Cost for purposes of computing realized gains and losses is computed on a specific identification basis. The proceeds from the sale of available-for-sale securities during fiscal 2007 was $0 and during fiscal 2006 it was $685. The change in the net unrealized holding gain (loss) on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(2,746) and $(227,496) for the years ended May 31, 2007 and 2006, respectively. The decrease in fiscal 2006 was primarily a result of a write down of $222,596 to market value of the Lancer securities that the Company previously classified as an investment under the equity method of accounting. See Principles of Consolidation above.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


The Company has a total of $410,669 in available-for-sale securities of which $410,137 is its long-term investment in Lancer Orthodontics common stock. As described earlier, effective December 1, 2005, the financial results of the former subsidiary, Lancer Orthodontics, were no longer consolidated with those of Biomerica. At that time the investment amount carried on the Biomerica balance sheet for Biomerica's ownership in Lancer was $632,733, or approximately $.93 per share. Due to the change in status from subsidiary to available-for-sale security, the Company adopted the accounting provisions of SFAS 115 for this investment. This resulted in a write-down to quoted market value with losses recognized in other comprehensive income. On May 31, 2007 the closing price for Lancer common stock was $.60 per share which is equal to a total investment of $410,137. Management evaluated various factors with respect to its investment in Lancer, including advances and changes within the industry, strategic relationships with other manufacturers, and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value. Based on the above, the Company does not consider this investment decline to be other-than-temporary as of May 31, 2007.

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

Inventories approximate the following:

                                                                    MAY 31,
                                                                     2007
                                                                --------------
Raw materials                                                   $     630,096
Work in progress                                                      469,524
Finished products                                                     362,093
                                                                --------------
Total                                                           $   1,461,713
                                                                ==============

Approximately $280,000 of Biomerica's gross inventory is located at its manufacturing facility in Mexico as of May 31, 2007.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 3 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense amounted to $56,736 and $122,047 for the years ended May 31, 2007 and 2006, respectively. At May 31, 2007, approximately $28,000 of Biomerica's property and equipment, net of accumulated depreciation and amortization, is located at Lancer's manufacturing facility in Mexico.

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at May 31, 2007.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $5,175 for each of the years ended May 31, 2007 and 2006 (see Note 4).

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

RISKS AND UNCERTAINTIES

Biomerica has entered into a royalty agreement which continues pursuant to which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $120,600 and $101,600 is included in cost of sales for this agreement for the years ended May 31, 2007 and 2006, respectively. Sales of products manufactured under this agreement comprise approximately 8% and 5% of total sales for the fiscal years ended May 31, 2007 and 2006, respectively. Biomerica may license other products or technology in the future as the Company deems necessary for conducting business.

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


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

Pro forma information regarding loss per share is required by SFAS 123 for the years ended prior to June 1, 2007, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended May 31, 2007 and 2006; risk free interest rates ranging from 4.55% to 5.04%; dividend yield of 0%; expected life of the options ranging from two and a half years to five years; and volatility factors of the expected market price of the Company's common stock ranging from 95% to 119%.

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

                                                                     MAY 31,
                                                                      2006
                                                                 --------------

Income from continuing operations, as reported                   $     153,765
  Plus: Stock-based employee compensation expense included
    in reported loss from continuing operations                          2,444
  Less: Stock-based employee compensation expense
    determined using fair value based method                          (129,414)
                                                                 --------------

Income from continuing operations, pro forma                     $      26,795
                                                                 ==============

Pro forma Income from continuing operations per share - basic    $        0.00
                                                                 ==============
Pro forma from continuing operations per share - diluted         $        0.00
                                                                 ==============

Income from discontinued operations, as reported                 $      76,508
  Plus: Stock-based employee compensation expense
    included in reported income from discontinued operations                --
  Less: Stock-based employee compensation expense
    determined using fair value based method                                --
                                                                 --------------

Income from discontinued operations, pro forma                   $      76,508
                                                                 ==============

Pro forma income from discontinued operations per
  share - basic                                                  $        0.01
                                                                 ==============

Pro forma income from discontinued operations per
  share - diluted                                                $        0.01
                                                                 ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Effective June 1, 2006, Biomerica implemented the provisions of this Statement.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company has provided the required disclosures of SAB No. 107 upon adoption of SFAS No. 123R on June 1, 2006.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123R on June 1, 2006 and recognized stock based compensation which vested during fiscal 2007 in the financial statements.

As of May 31, 2007 total compensation cost related to nonvested stock option awards not yet recognized totaled $128,388. The weighted-average period over which this amount is expected to be recognized is 1.29 years.

MINORITY INTEREST

Minority interest represents the minority shareholders' proportionate share of the equity of Lancer. At May 31, 2007, Biomerica owned 88.9% of ReadyScript (see Notes 3 and 11). ReadyScript's results of operations are reported under discontinued operations.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized.

SHIPPING AND HANDLING FEES AND COSTS

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the fiscal years 2007 and 2006, respectively, was $124,784 and $106,501. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

RESEARCH AND DEVELOPMENT

Research and development expenses are expensed as incurred. The Company expensed $256,101 and $239,004 of research and development expenses during the years ended May 31, 2007 and 2006, respectively. Included in these expenses in fiscal 2006 was $42,470 incurred by Lancer for the six month period ended November 30, 2005.

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $90,460 and $71,700 for the years ended May 31, 2007 and 2006, respectively. The fiscal 2006 costs include the first six months of the fiscal year for Lancer. Stand-alone advertising costs for Biomerica were $46,052 for the fiscal year 2006.

CURRENCY

The functional currency for the Lancer De Mexico subsidiary (from which Biomerica contracts its labor and facilities in Mexicali) is dollars. Accordingly, all transactions are recorded using dollars and no adjustments, gains and losses on intercompany currency transactions are recorded.

INCOME (LOSS) PER SHARE

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

                                                              FOR THE YEARS ENDED
                                                                    MAY 31,
                                                        -------------------------------
                                                             2007             2006
                                                        --------------   --------------
Numerator:
  Income from continuing operations                     $     509,010    $     153,765
  Income from discontinued operations                          27,869           76,508
                                                        --------------   --------------

Numerator for basic and diluted net
  income per common share                               $     536,879    $     230,273
                                                        ==============   ==============

Denominator for basic net income
  per common share                                          5,929,445        5,759,082
Effect of dilutive securities:
  Options and warrants                                        584,032          461,253
                                                        --------------   --------------

Denominator for diluted net income per common share         6,513,477        6,220,335
                                                        ==============   ==============

Basic net income per common share:
  Income from continuing operations                     $        0.09    $        0.03
  Income from discontinued operations                            0.00             0.01
                                                        --------------   --------------

Basic net income per common share                       $        0.09    $        0.04
                                                        ==============   ==============

Diluted net income per common share:
  Income from continuing operations                     $        0.08    $        0.02
  Net income from discontinued operations                        0.00             0.01
                                                        --------------   --------------

Diluted net income per common share                     $        0.08    $        0.03
                                                        ==============   ==============

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The adoption of this standard did not have an impact on its results of operations.

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company is required to adopt this statement as of June 1, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 156 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting For Defined Benefit Pension and Other Postretirement Plans. Effective in calendar-year 2006 (with certain exceptions) for public companies and calendar-year 2007 (with certain exceptions) for private companies, SFAS No. 158 represents the "first phase" of a planned "two-phased" project where the FASB is working on improving financial reporting related to pension and other postretirement (OPB) plans, SEC registrants have been required to disclose the "expected impact" of implementing SFAS No. 158. The adoption of SFAS No. 158 did not have a material impact on the Company's financial statements.

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

3.    CONSOLIDATED SUBSIDIARY

Lancer is engaged in the design, manufacture and distribution of orthodontic products. Biomerica's direct ownership percentage of Lancer was 23.41% at May 31, 2005 and its direct and indirect (via agreements with certain shareholders/directors) voting control over Lancer was greater than 50% as of May 31, 2005. As a result of Biomerica's control and ownership, the Company's financial statements were consolidated with those of Lancer. During the fiscal year ending May 31, 2005, Biomerica was a party to certain informal agreements with certain of Lancer's officers and directors, pursuant to which they agreed to vote in the same manner as Biomerica (and its directors holding shares of Lancer's common stock) on matters requiring the approval of Lancer's stockholders. Biomerica's percentage of direct ownership in Lancer has continued to decrease due to Lancer's issuance of additional shares of its common stock. As of December 1, 2005, the above-mentioned board members reserved their right no longer to vote their shares of Lancer in the same manner as the Biomerica board votes Biomerica's shares of Lancer. Therefore, effective as of December 1, 2005, Lancer's financial statements were no longer consolidated with those of Biomerica because Biomerica no longer has direct or indirect control of more than 50% of Lancer's common stock. As of December 1, 2005, Biomerica held less than 20% of Lancer's common stock and therefore Biomerica's investment is accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001 (see
Note 11). The net assets and operating results of ReadyScript are included in the accompanying consolidated financial statements as discontinued operations.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

Operating results for Lancer (for the six month period ended November 30, 2005) and ReadyScript (as discussed) in the aggregate for the years ended May 31, 2007 and 2006, which are included in the consolidated operating results of the Company, are as follows:

                                                              FOR THE YEARS ENDED
                                                                    MAY 31,
                                                        -------------------------------
                                                             2007             2006
                                                        --------------   --------------
Net sales                                                          --    $   2,925,038

Cost of sales                                                      --        2,190,495
                                                        --------------   --------------
    Gross profit                                                               734,543
                                                        --------------   --------------

Operating expenses:
  Selling, general and administrative                              --        1,029,059
  Research and development                                         --           42,470
                                                        --------------   --------------
    Total operating expenses                                       --        1,071,529
                                                        --------------   --------------

Other income (expense):
  Interest expense, net                                            --          (14,456)

  Other income, net                                                --           33,096
                                                        --------------   --------------
    Total other income (expense)                                                18,640
    (Loss) from continuing operations before income taxes          --         (318,346)
  Income tax expense                                               --              800
                                                        --------------   --------------

(Loss) from continuing operations -- (319,146)
    Discontinued operations of ReadyScript:
  Income from discontinued operations, net                     27,869           76,508
                                                        --------------   --------------

    Net income (loss)                                   $      27,869    $    (242,638)
                                                        ==============   ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


4.    INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consist of the following:

                                                                     MAY 31,
                                                                      2007
                                                                 --------------

Patents and other intangible                                     $      36,465
                                                                 --------------

Less accumulated amortization                                           33,877
                                                                 --------------
                                                                 $       2,588
                                                                 ==============

5.    RELATED PARTY TRANSACTIONS

NOTES PAYABLE -SHAREHOLDER

Biomerica, Inc. entered into an agreement for a line of credit agreement on September 12, 2000 with a shareholder whereby the shareholder would loan to the Company, as needed, up to $500,000 for working capital needs. The line of credit expired September 13, 2003. In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. The note payable was secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On November 19, 2004, the Company entered into an agreement entitled "Amendment of the Note, Loan and Modification Agreement" and "Amended and Restated Promissory Note" which were included as exhibits to the Form 10QSB filed April 14, 2004. The Amendment of the Note, Loan and Modification Agreement was filed as an exhibit to a Form 8K filed November 24, 2004. The agreement extended the maturity date of the note until August 31, 2005 and allowed for minimum payments of $4,000 per month and additional contingent payments of up to $3,500 per month based on the Company's quarterly performance. On March 9, 2007 the Company entered into an additional agreement entitled "Second Amendment of the Note, Loan and Modification Agreement" which was filed as an exhibit to a Form 10-QSB on April 16, 2007. The agreement called for payment of overdue principal by August 31, 2007, agreement by Janet Moore to enter into a Commercial Subordination Agreement, pledge of additional collateral to Janet Moore (all of which is subordinate to the Commercial Bank of California) and the reduction by Moore of additional payments of $3,500 per month, depending on certain quarterly results of the Company, to $2,000 per month. There was $167,870 of outstanding principal and $0 of interest payable under this note payable at May 31, 2007. As of May 31, 2007 all overdue principal had been paid.

During 2007 and 2006, the Company incurred $19,898 and $22,355, respectively, in interest expense related to the shareholder note payable.

During 2005 and 2004, a shareholder/director advanced the Company $0 and $4,000, respectively. At May 31, 2007 and 2006 $1,659, was owed in interest payable on this loan and a previous loan of $10,000. During fiscal 2006, $320 of interest due on the $4,000 was forgiven by the shareholder/director.

During fiscal 2007 a shareholder/director advanced the Company $15,000, $50,000 and $35,000 in short term loans. The loans were repaid in two days, twenty-five days and fourteen days, respectively. Interest of $388 was paid on the loans.

RENT EXPENSE

Biomerica, Inc. currently leases facilities from four individuals, all of whom are shareholders of the Company. Gross rent expense of approximately $168,000 and $158,000 was incurred during 2007 and 2006, respectively, for this lease. A further expense of $8,013 has been included in accounts payable representing late fees, insurance, property taxes and interest payable on outstanding rent. Rent payable at May 31, 2007 was $86,147. The total of rent, late fees, insurance and interest payable of $94,160 is included in accounts payable in the consolidated balance sheet.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


ACCRUED COMPENSATION

During fiscal 2002-2005, two officers, who are also shareholders of the Company, agreed to defer payment of a portion of their salaries. At May 31, 2007, $264,548 of deferred officer's salary is included in accrued compensation in the accompanying consolidated financial statements. During fiscal 2006 one of the officers agreed to participate in the Company's private placement in part by reducing his accrued compensation by approximately $20,000 in exchange for restricted common stock (Note 6). No interest was accrued on the deferred wages until March 2007. As of March 1 the Company has been accruing interest at the rate of 8% per year. For the year ended May 31, 2007 $5,334 in interest expense was incurred.

Included in accrued compensation as of May 31, 2007 is vacation accrual of $169,044. Of this, approximately $121,000 is due to the former chief executive officer's estate. The Company is disputing the validity of this claim.

LANCER ORTHODONTICS, INC.

In fiscal 2003, Biomerica entered into an agreement with Lancer (the Company's former subsidiary) whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2007, Biomerica has paid all applicable shelter fees.

Biomerica also contracts the services of certain Lancer employees each month at the manufacturing facility. The costs include wages and other related employment costs, which are billed to Biomerica on a monthly basis. These costs for the fiscal years ended May 31, 2007 and 2006 were approximately $236,000 and $154,000, respectively.

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

The Company has 603,999 warrants outstanding at May 31, 2007, which are included in the table below. The warrants were issued in transactions related to financing, primarily as a component of private placements. The warrants are for restricted stock and have expiration dates ranging from five to ten years. Purchase prices range from $.25 to $3.00. As of May 31, 2007 no warrants had been exercised.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


Activity as to stock options and warrants granted are as follows:

                                                                                                     WEIGHTED
                                                              NUMBER                                 AVERAGE
                                                             OF STOCK             PRICE RANGE        EXERCISE
                                                       OPTIONS AND WARRANTS        PER SHARE          PRICE
                                                       --------------------      -------------       --------
Options and warrants outstanding at May 31, 2005             1,602,637           $0.20 - $3.00         $0.90
Options or warrants granted                                    691,500           $0.47 - $0.65         $0.44
Options exercised                                              (14,250)          $0.20 - $0.33         $0.24
Options and warrants canceled or expired                      (378,937)          $0.20 - $3.00         $1.39

Options and warrants outstanding at May 31, 2006             1,900,950           $0.20 - $3.00         $0.64
Options  granted                                               419,500           $0.50 - $0.80         $0.74
Options exercised                                              (21,533)          $0.20 - $0.33         $0.28
Options and warrants canceled or expired                      (245,668)          $0.20 - $1.90         $0.67

Options and warrants outstanding at May 31, 2007             2,053,249           $0.20 - $3.00         $0.48

The weighted average fair value of options and warrants granted during 2007 and 2006 was $0.74 and $0.44 respectively.

The following summarizes information about all of the Company's stock options and warrants outstanding at May 31, 2007. These options and warrants comprise of those granted under the 1991, 1995 and 1999 plan and those granted outside of these plans.

                                    WEIGHTED
                                     AVERAGE
                                    REMAINING       WEIGHTED       NUMBER        WEIGHTED
    RANGE OF          NUMBER       CONTRACTUAL      AVERAGE      EXERCISABLE     AVERAGE
    EXERCISE       OUTSTANDING       LIFE IN        EXERCISE      AT MAY 31,     EXERCISE
     PRICES        MAY 31, 2007       YEARS          PRICE           2007         PRICE
----------------   ------------    ------------    ----------    -----------    -----------
$  .20 - $  .33        706,250         1.21        $     .27        673,812     $      .27
$ 0.40 - $ 0.87      1,196,999         4.07        $     .54        842,874     $      .52
$3.00                  150,000         2.03        $    3.00        150,000     $     3.00

STOCK ACTIVITY

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


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

In July 2006 the Company granted 10,000 stock options to purchase shares of common stock at an exercise price of $.50 to one employee. The options vest over four years and have a term of five years. Management assigned a value of $3,636 to these options.

In February 2007 the Company granted 50,000 stock options to purchase shares of common stock at an exercise price of $0.57 to two directors. The options vest over three years and have a term of five years. Management assigned a value of $18,112 to these options.

In April 2007 the Company granted 163,500 stock options to purchase shares of common stock at an exercise price of $.73 to various employees and consultants. The options vest over three years and have a term of five years. Management assigned a value of $72,489 to these options.

In April 2007 the Company granted 25,000 stock options to purchase shares of common stock at an exercise price of $.76 to a new director. The options vest over three years and have a term of five years. Management assigned a value of $11,632 to these options.

In May 2007 the Company granted 171,000 stock options to purchase shares of common stock at an exercise price of $.80 to various employees and officers of the Company. The options vest over three years and have a term of five years. Management assigned a value of $78,895 to these options.

In September 2006 an employee exercised a stock option to purchase 1,875 shares at the purchase price of $.42 per share. The total proceeds to the Company were $787.50.

In October 2006 employees exercised stock options to purchase 6,408 shares at the purchase price of $.42 per share and 2,250 shares at the purchase price of $.20 per share. The total proceeds to the Company were $2,692 and $450, respectively.

In November 2006 an employee exercised stock options to purchase 6,000 shares at the exercise price of $.20 per share. The total proceeds to the Company were $1,200.

In May 2007 an employee exercised stock options to purchase 5,000 shares at the exercise price of $.20 per share. The total proceeds to the Company were $1,000.

Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the expected life of the option, taking into consideration cancellations, exercises and expirations. A discount rate equivalent to the expected life (in fiscal 2007, expected life of the options was 2.5 years) of the option is calculated using Treasury constant maturity interest rates. The historical volatility of the stock is calculated using weekly historical closing prices for the length of the vesting period as reported by Yahoo Finance. For purposes of the SFAS 123 footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the board approval of such issuance.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


FORMER SUBSIDIARY SALE OF STOCK

During the years ended May 31, 2006 the Company recognized a reduction in its additional paid capital in the amount of $57,769 resulting from a decrease in its ownership percentage of Lancer as a result of Lancer's sale of common stock. The Company treated this reduction in its equity of the subsidiary as an equity transaction in the accompanying consolidated statement of shareholder's equity.

FORMER SUBSIDIARY OPTIONS, WARRANTS AND STOCK ACTIVITY

In fiscal 2006 Lancer conducted a private placement, the purpose of which was to raise funds to proceed with the terms of the Lingualcare agreement. Lancer sold 722,769 shares of restricted common stock at the price of $.65 per share. Total gross proceeds to Lancer were $469,800. This private placement further reduced Biomerica's control and ownership percentage in Lancer.

7.       INCOME TAXES

Income tax expense from continuing operations for the years ended May 31, 2007 and 2006 consists of the following current provisions:

                                                                    MAY 31,
                                                        -------------------------------
                                                             2007             2006
                                                        --------------   --------------
U.S. Federal                                            $      11,384    $          --
State and local                                                 5,385            1,600
                                                        --------------   --------------
                                                        $      16,769    $       1,600
                                                        ==============   ==============

Income tax expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following:

                                                                    MAY 31,
                                                        -------------------------------
                                                             2007             2006
                                                        --------------   --------------
Computed "expected" tax expense (benefit)               $     187,908    $      81,366
Increase (reduction) in income taxes resulting from:
  Lancer loss                                                      --           27,494
  Tax credits                                                  (1,990)         (13,711)
  Change in valuation allowance                              (206,000)         (94,000)
  State income taxes, net of federal benefit                   30,849           13,358
  Other                                                         6,002          (12,907)
                                                        --------------   --------------

                                                        $      16,769    $       1,600
                                                        ==============   ==============

The tax effect of temporary differences that give rise to significant portions of liabilities are presented below.

                                                                     MAY 31,
                                                                      2007
                                                                 --------------

Deferred tax assets:
  Accounts receivable, principally due to allowance
    for doubtful accounts and sales returns                      $      23,952
  Inventories, due to additional costs inventoried
    for tax purposes and allowance for obsolescence                         --
  Compensated absences and deferred payroll                            171,036
  Net operating loss carryforwards                                     907,932
  Tax credit carryforwards                                             131,560
  Accumulated depreciation of property and equipment                    15,408
  Other                                                                 46,514

Less valuation allowance                                            (1,296,402)
                                                                 --------------
Net deferred tax asset (liability)                               $          --
                                                                 ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

The Company has provided a valuation allowance for all of its deferred tax assets as of May 31, 2007. Although the Company has achieved net income in increasing amounts over the last three fiscal years, predicting future taxable income is difficult and influenced by many factors. Therefore, Management provided such allowance as it is currently more likely than not that the Company will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods. Management will re-evaluate this determination periodically. During fiscal 2007 the valuation allowance related to Biomerica on a stand alone basis decreased by approximately $206,000.

At May 31, 2007, the Company has federal and state income tax net operating loss carry forwards of approximately $2,519,000 and $456,000 respectively. The federal net operating loss carry forwards begin to expire in 2008. The state net operating loss carry forwards expire beginning in 2006.

At May 31, 2007 the Company has federal and California research and development tax credit carryforwards of approximately $90,000 and $42,000 respectively. The federal credits begin to expire in 2009 and the California credits carryforward indefinitely.

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

8.       BUSINESS SEGMENTS

Reportable business segments are identified by product line and for the years ended May 31, 2007 and 2006 are as follows (the amounts for Lancer's orthodontic sales for fiscal 2006 include results for only the six months ended November 30,
2005):

                                                    2007             2006
                                               --------------   --------------

Domestic sales:
   Orthodontic products                        $          --    $   1,584,000
                                               ==============   ==============
   Medical diagnostic products                 $   2,107,000    $   1,168,000
                                               ==============   ==============

Foreign sales:
   Orthodontic products                        $          --    $   1,341,000
                                               ==============   ==============
   Medical diagnostic products                 $   3,641,000    $   3,092,000
                                               ==============   ==============

Net sales:
   Orthodontic products                        $          --    $   2,925,000
   Medical diagnostic products                     5,748,000        4,260,000
                                               --------------   --------------
Total                                          $   5,748,000    $   7,185,000
                                               ==============   ==============

Operating profit (loss):
   Orthodontic products                                   --    $    (337,000)
   Medical diagnostic products                       521,000          224,000
                                               --------------   --------------
Total                                          $     521,000    $    (113,000)*
                                               ==============   ==============

 *THE INCOME STATEMENT REPORTED A LOSS OF $97,000 FOR FISCAL 2006. THE DIFFERENCE OF $16,000 FOR FISCAL 2006 IS ATTRIBUTABLE TO INTERCOMPANY ELIMINATION ENTRIES UPON CONSOLIDATION.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

Operating income from discontinued segment:
   ReadyScript                                 $      27,869    $      76,508
                                               --------------   --------------
Total                                          $      27,869    $      76,508
                                               ==============   ==============

Domestic long-lived assets:
Medical diagnostic products                    $     140,000    $     115,000
                                               --------------   --------------
Total                                          $     140,000    $     115,000
                                               ==============   ==============

Foreign long-lived assets:
Medical diagnostic products                    $      28,000    $      12,000
                                               --------------   --------------
Total                                          $      28,000    $      12,000
                                               ==============   ==============

Total assets:
Medical diagnostic products                    $   3,225,000        2,428,000
                                               --------------   --------------
Total                                          $   3,225,000    $   2,428,000
                                               ==============   ==============

Depreciation and amortization expense:
   Orthodontic products                        $          --    $      63,000
   Medical diagnostic products                        57,000           59,000
                                               --------------   --------------
Total                                          $      57,000    $     122,000
                                               ==============   ==============

Capital expenditures:
   Orthodontic products                        $          --    $     575,000
Medical diagnostic products                          113,000           51,000
                                               --------------   --------------
Total                                          $     113,000    $     626,000
                                               ==============   ==============

The net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during fiscal years 2007 and 2006. On a consolidated basis one customer accounted for 10% or more of the consolidated sales in the fiscal year ended May 31, 2007 and no customer accounted for 10% or more of the consolidated sales during 2006. On an unconsolidated basis Biomerica has two customers each of which account for greater than 10% of its sales for the year ended May 31, 2007 and 2006.

Geographic information regarding net sales is as follows (fiscal 2006 includes $2,925,000 sales of Lancer for the six month period ended November 2005):

                                                    2007             2006
                                               --------------   --------------

Net sales:
  United States                                $   2,107,000    $   2,752,000
  Europe                                           2,378,000        2,678,000
  South America                                       75,000          458,000
  Middle East                                         64,000          134,000
  Asia                                               543,000          405,000
  Oceania                                            540,000          582,000
  Other foreign                                       41,000          176,000
                                               --------------   --------------
Total net sales                                $   5,748,000    $   7,185,000
                                               ==============   ==============

Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Identifiable assets are held primarily in the United States.

9.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is currently leasing its facilities on a month-to-month basis while management explores various other facility options. The facilities are owned and operated by four of the Company's shareholders, one of whom is an officer and director. Effective May 1, 2006 the monthly rent was set at $14,000. Management believes there would be no significant difference in the terms of the property rental if the Company leased from a third party. Total rent expense for this facility was approximately $168,000 and $158,000 during the years ended May 31, 2007 and 2006, respectively.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

Biomerica subleased a portion of its facility under a non-cancelable operating lease, which expired May 16, 2003 and was month-to-month until April 1, 2006, at which time the Company returned this space to the landlord. The Company recorded base rental income of $15,478 during the year ended May 31, 2006.

Biomerica has various insignificant leases for office equipment.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2007.

CONTRACT

During the first quarter of fiscal 2006 the Company entered into an agreement with another company for the purpose of developing certain technology for Biomerica. The total amount of the contract was for $55,000, with a 40% down payment required and milestone payments for the balance of the contract. The balance due at May 31, 2007 was $16,500. On June 5, 2006, a milestone payment of $16,500 was made which was included in payables as of May 31, 2006. The remaining $16,500 has not been recorded as a liability at May 31, 2007 due to the fact that payment of it is contingent upon performance of certain functions by the contractor. The Company does not expect to make payment in the future on this contract because complete performance of the contract has not been achieved.

On March 14, 2007, the Company entered into a contract to purchase manufacturing equipment in the amount of $181,200. The Company borrowed the required down-payment of $61,670 on the equipment loan with Commercial Bank of California. Another 50% is due upon acceptance of the equipment at the manufacturer's factory and 15% is due twenty days post delivery. The Company intends to draw further on the equipment loan as payments are due on the equipment.

COMMERCIAL LINE OF CREDIT

In February 2007 the Company entered into a Commercial Security Agreement, two Promissory Notes (loan #0100000250 and loan #0100000251), a Subordination Agreement and a Business Loan Agreement. These agreements pertain to a $200,000 working capital line of credit and a $200,000 equipment loan with Commercial Bank of California and are collateralized by substantially all of the assets of the Company. Copies of these agreements in their entirety were filed on April 16, 2007, with Biomerica's Form 10-QSB for the period ended February 28, 2007.

Any outstanding balance on the Promissory Note for Loan #0100000250 (up to $200,000) is due at the maturity date on September 1, 2008. Accrued unpaid interest on the outstanding balance is due on a monthly basis. The initial interest rate was 9.75% and is subject to change based on changes in the Wall Street Journal Prime Rate. The interest rate is set at 1.500 percentage points over the Index. As of May 31, 2007 no balance was due on this note.

With respect to the balance due on Promissory Note for Loan #0100000251, nine monthly consecutive interest payments, beginning April 1, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate, plus a margin of 1.250 percentage points are due. In addition, 47 monthly consecutive principal and interest payments in the initial amount of $5,038.21 each (assuming a balance of $200,000), beginning January 1, 2008, with interest calculated on the unpaid principal balances at an interest rate of 9.500%, and one principal and interest payment of $5,038.46 on December 1, 2011, with interest calculated on the unpaid principal balances at an interest rate of 9.500% are due. As of May 31, 2007 the balance due on this loan was $61,670.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

10.   CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The following are condensed, unconsolidated pro forma statements of operations and condensed unconsolidated statements of cash flows for the years ended May 31, 2007 and 2006 for Biomerica Inc and subsidiary. No cash dividends were paid by the consolidated subsidiary (see Note 3) during the years ended May 31, 2007 and 2006.

                CONDENSED UNCONSOLIDATED STATEMENT OF OPERATIONS

                                                                    MAY 31,
                                                        -------------------------------
                                                             2007             2006
                                                        --------------   --------------
Net Sales                                               $   5,748,319    $   4,259,954
Cost Of Sales                                               3,502,607        2,604,900
                                                        --------------   --------------
Gross Profit                                                2,245,712        1,655,054
                                                        --------------   --------------

Operating Expenses:
  Selling, General And Administrative                       1,468,821        1,234,404
Research And Development                                      256,101          196,534
                                                        --------------   --------------
Total Operating Expenses                                    1,724,922        1,430,938
                                                        --------------   --------------

Operating Income (Loss)                                       520,790          224,116
Other Income (Expense)                                          4,989           (2,075)
                                                        --------------   --------------

Income From Operations Before Interest
  In Net Loss (Income) Of Consolidated
  Subsidiary And Income Taxes                                 525,779          222,041
Interest In Net Loss Of Consolidated Subsidiary                    --           67,476
Interest In Net Income Of Consolidated Subsidiary -
  Discontinued Operations                                     (27,869)         (76,508)

Income From Operations Before Income Taxes                    553,648          231,073
Income Tax Expense                                             16,769              800
                                                        --------------   --------------

Net Income                                              $     536,879    $     230,273
                                                        ==============   ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

                  PRO FORMA STATEMENT OF OPERATIONS BY COMPANY

                                   Year Ended
                                  May 31, 2006

                                                                                    Lancer
                                                               Intercompany        Pro-forma         Biomerica
                                               Actual          Eliminations       adjustments       Stand-alone
                                           ---------------    --------------     -------------     -------------
Net sales                                  $    7,184,992                        $ (2,925,038)     $  4,259,954
Cost of sales                                   4,779,615     $    15,780(1)       (2,190,495)        2,604,900
                                           ---------------    --------------     -------------     -------------

Gross profit                                    2,405,377     $     (15,780)         (734,543)        1,655,054
                                           ---------------    --------------     -------------     -------------

Operating expenses:
Selling, general and admin                      2,263,463                          (1,029,059)        1,234,404
Research and development                          239,004                             (42,470)          196,534
                                           ---------------    --------------     -------------     -------------

Total operating expenses                        2,502,467                          (1,071,529)        1,430,938
                                           ---------------    --------------     -------------     -------------

Operating income (loss)                           (97,090)          (15,780)          336,986           224,116

Other (income)expense
Interest expense                                   44,790                             (14,456)           30,334
Other expense (income)                            (45,575)       (15,780)(2)           33,096           (28,259)
                                           ---------------    --------------     -------------     -------------
                                                     (785)       (15,780)(2)           18,640             2,075

Income (loss) from operations
  before interest in net
  income (loss) of consolidated
  subsidiary and income taxes                     (96,305)                            318,346           222,041

Minority interest in net loss
  (income) of Lancer                              251,670       (319,146)(3)               --                --
                                                                  67,476 (4)
                                           ---------------    --------------     -------------     -------------

Income (loss) from operations
  before income taxes                             155,365          (251,670)          318,346           222,041

Income tax expense                                  1,600                                (800)              800
                                           ---------------    --------------     -------------     -------------

Discontinued operation                            (76,508)                                              (76,508)
                                           ---------------    --------------     -------------     -------------

Net income (loss)                          $      230,273     $    (251,670)     $    319,146      $    297,749
                                           ===============    ==============     =============     =============

(1) To record the charge for rent by Lancer at the manufacturing facility in Mexico, which was eliminated in consolidation.
(2) To record the income from Biomerica received by Lancer for rent at the Mexico facility, which was eliminated in consolidation.
(3)   To de-consolidate Lancer's loss.
(4) Elimination of Biomerica's portion of Lancer's operations as if the termination of the voting agreement occurred May 31, 2005.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006

                CONDENSED UNCONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FOR THE YEARS ENDED MAY 31,
                                                                        -------------------------------
                                                                             2007             2006
                                                                        --------------   --------------
Cash Flows From Operating Activities:
  Net Income (loss) From Continuing Operations                          $     509,010    $     153,765
  Adjustments To Reconcile Net Income (Loss) To Net
    Cash Provided (Used) in Operating Activities:
    Depreciation and Amortization                                              56,736           62,278
    Provision For Losses On Accounts Receivable                                51,753           (3,361)
    Realized Gain On Sale Of Available-For-Sale Securities                         --             (685)
    Loss Of Subsidiary                                                             --           67,476
    Options issued                                                            123,584           12,324
    Gain on sale of equipment                                                 (29,512)           1,704
  Net Change In Other Current Assets And Current Liabilities                 (247,863)        (203,234)
                                                                        --------------   --------------

Net Cash Provided By (Used In) Operating Activities                           463,708           90,267
                                                                        --------------   --------------

Cash Flows From Investing Activities:                                          50,000               --
  Proceeds on the sale of equipment
  Sales Of Available-For-Sale Securities                                           --              685
  Purchase Of Property And Equipment                                         (112,695)         (41,075)
                                                                        --------------   --------------

Net Cash (Used In) Provided By Investing Activities                           (62,695)         (40,390)
                                                                        --------------   --------------

Cash Flows From Financing Activities:
  Decrease of shareholder debt                                                (93,072)         (40,145)
  Exercise Of Stock Options                                                     6,129            3,435
  Sale Of Common Stock, Net Of Offering Expenses                               24,960           29,960
  Payments on capital lease                                                    (3,714)            (553)
  Borrowing on equipment line of credit                                        61,670               --
  Decrease (increase) In Notes Receivable                                          --            3,419
                                                                        --------------   --------------

Net Cash (Used In) Provided By Financing Activities                            (4,027)          (3,884)
                                                                        --------------   --------------

Net cash provided by (used in) discontinued operations                             --             (800)
                                                                        --------------   --------------

Net Change In Cash And Cash Equivalents                                       396,986           45,193

Cash And Cash Equivalents At Beginning Of Year                                119,914           74,721
                                                                        --------------   --------------

Cash And Cash Equivalents At End Of Year                                $     516,900    $     119,914
                                                                        ==============   ==============

Supplemental Disclosure Of Cash Flow Information -
  Cash Paid During The Year For:
    Interest                                                            $      34,859    $      29,379
  Income Taxes                                                                  1,600    $         800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Change in unrealized holding gain (loss) on available-for-sale
    securities                                                                 (2,746)   $    (227,497)
                                                                        ==============   ==============
  Change in minority interest due to subsidiary sale of stock           $          --    $     (57,769)
                                                                        ==============   ==============
  Capital lease for purchase of fixed assets                            $          --    $      12,841
                                                                        ==============   ==============
  Increase in investment due to de-consolidation of Lancer              $          --    $     632,732
                                                                        ==============   ==============
  Reduction of accrued compensation through purchase of stock           $          --    $      19,960
                                                                        ==============   ==============
  Subscribed stock receivable                                           $     (24,960)   $      24,960
                                                                        ==============   ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


11.   DISCONTINUED OPERATIONS

The following summarizes the net liabilities of the discontinued operations, ReadyScript, as of May 31, 2007 and the results of its operations for each of the years in the two-year period ended May 31, 2007.

Balance sheet items:

                                                                     MAY 31,
                                                                      2007
                                                                 --------------
Assets:
  Miscellaneous receivable                                      $        5,304

Less liabilities:
  Accrued expenses                                                       4,709

Net liabilities                                                            595

Results of its operations items:

                                                                              YEARS ENDED MAY 31,
                                                                        -------------------------------
                                                                             2007             2006
                                                                        --------------   --------------
Legal settlements and debt forgiveness                                  $      27,869    $      77,308

Cost and expenses:

  General and administrative (reduction of previous expenses)                      --              800
                                                                        --------------   --------------

Total costs and expenses                                                           --              800
                                                                        --------------   --------------

Income from operations                                                  $      27,869    $      76,508
                                                                        ==============   ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2007 AND 2006


12.   SUBSEQUENT EVENTS

During August 2007 the due date on the note payable with a related party was extended until September 1, 2008. The terms of the note payable are the same.

On June 6, 2007, Biomerica received income of $697,034 on the sale of Hollister-Stier Laboratories securities it held for investment. The Hollister-Stier securities were held as an option to purchase shares in Hollister-Stier Laboratories, LLC and were carried on Biomerica's balance sheet at a zero value as Hollister-Stier is a private company. The acquisition of Hollister-Stier Laboratories by Jubilant Organosys Ltd. closed on June 1, 2007.

 Effective July 16, 2007 the Board of Directors of Biomerica, Inc. voted to elect John Roehm to serve on the board of directors of the Company. Mr. Roehm currently serves as President and CEO of Mollen Immunization Clinics of North America. From 1989 to 2006, Mr. Roehm served in a broad range of leadership positions with Albertsons/American Stores (Sav-on & Osco), including as its Director of Pharmacy Marketing since 1999. Mr. Roehm holds a B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

 On June 28, 2007 an employee exercised stock options for 7,500 shares. The total proceeds to the Company were approximately $2,588. On August 15, 2007 three employees exercised stock options for a total of 24,500 shares. The total proceeds to the Company were $7,435.