Form 10QSB
period 2007-08-31
BIOMERICA INC
filed 2007-10-15
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2007                    Commission File No. 0-8765
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

                         Yes  [ ]         No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,059,839 shares of common stock as of October 15, 2007.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Gain (unaudited) - Three Months Ended
         August 31, 2007 and 2006..........................................1 & 2

         Consolidated Balance Sheet (unaudited) -
         August 31, 2007.................................................  3 & 4

         Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended August 31, 2007 and 2006.....................      5

         Notes to Consolidated Financial Statements (unaudited) .........   6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.....................................  11-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......     13

Item 4.  Controls and procedures.........................................     14

PART II  Other Information...............................................     15

Item 1.  Legal Proceedings...............................................     15

Item 2.  Changes in Securities and Use of Proceeds.......................     15

Item 3.  Defaults upon Senior Securities.................................     15

Item 4.  Submission of Matters to a Vote of Security Holders.............     15

Item 5.  Other Information...............................................     15

Item 6.  Exhibits and Reports on Form 8-K................................     15

         Signatures......................................................     16


                                  PART I - FINANCIAL INFORMATION
                                 SUMMARIZED FINANCIAL INFORMATION
                                   ITEM 1. FINANCIAL STATEMENTS

                                          BIOMERICA, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND COMPREHENSIVE GAIN (UNAUDITED)

                                                                          Three Months Ended
                                                                               August 31,
                                                                          2007           2006
                                                                       -----------    -----------
Net sales ..........................................................   $1,340,065     $ 1,153,266

     Cost of sales .................................................     (735,621)       (777,615)
                                                                       ----------     -----------
     Gross profit ..................................................      604,444         375,651
                                                                       ----------     -----------

Operating Expenses:
     Selling, general and administrative ...........................      320,283         290,455
     Research and development ......................................       69,744          41,001
                                                                       ----------     -----------
                                                                          390,027         331,456
                                                                       ----------     -----------

Operating gain from continuing operations ..........................      214,417          44,195
                                                                       ----------     -----------

Other Expense (income):
     Interest expense ..............................................       12,543           7,502
     Other income, net .............................................     (707,754)            (10)
                                                                       ----------     -----------
                                                                         (695,211)          7,492
                                                                       ----------     -----------


Income from continuing operations, before income taxes .............      909,628          36,703

Income tax expense .................................................       24,242               0
                                                                       ----------     -----------

Net income from continuing operations ..............................   $  885,386     $    36,703
                                                                       ==========     ===========


                                         BIOMERICA, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE GAIN - Continued (UNAUDITED)


Discontinued operations:
  Income from discontinued operations, net ...................               --           27,869
                                                                   ------------    -------------
Net income ...................................................          885,386           64,572

Other comprehensive gain, net of tax
  Unrealized gain on available-for-sale securities ...........           34,299              165
                                                                   ------------    -------------

Comprehensive gain ...........................................     $    919,685    $      64,737
                                                                   ============    =============

Basic net income per common share:

     Net income from continuing operations ...................     $        .15    $         .01
     Net income from discontinued operations .................              .00              .00
                                                                   ------------    -------------
Basic net income per common share ............................     $        .15    $         .01
                                                                   ============    =============

Diluted net income per common share:
     Net income from continuing operations ...................     $        .13    $         .01
     Net income from discontinued operations .................              .00              .00
                                                                   ------------    -------------

Diluted net income per common share ..........................     $        .13    $         .01
                                                                   ============    =============

Weighted average number of common and common
  equivalent shares:
     Basic ...................................................        5,952,730        5,922,681
                                                                   ============    =============
     Diluted .................................................        7,070,187        6,376,894
                                                                   ============    =============


The accompanying notes are an integral part of these statements.

                                      BIOMERICA, INC.

                           CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                August 31,
                                                                                   2007
                                                                                ----------
Assets

Current Assets
    Cash and cash equivalents ...............................................   $   990,559
    Available for-sale securities ...........................................           653
    Accounts receivable, less allowance for doubtful accounts of $63,292 ....       739,733
    Inventories, net ........................................................     1,442,498
    Notes receivable ........................................................         1,950
    Prepaid expenses and other ..............................................       137,901
    Net assets from discontinued operations..................................           598
                                                                                -----------
          Total Current Assets ..............................................     3,313,892

Property and Equipment, net of accumulated depreciation and amortization ....       159,691

Intangible assets, net of accumulated amortization ..........................         1,294

Available-for-sale securities................................................       444,315

Other Assets ................................................................        43,508
                                                                               ------------
                                                                               $  3,962,700
                                                                               ============

The accompanying notes are an integral part of these statements.


                                   BIOMERICA, INC.

                 CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)

                                                                       August 31,
                                                                          2007
                                                                      -----------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ......................   $  572,173
     Accrued compensation ..........................................      471,966
     Current portion of shareholder loan ...........................      153,003
     Capital lease - short term portion ............................        4,564
                                                                      -----------
          Total Current Liabilities ................................    1,201,706

Capital lease-long-term portion ....................................        2,976

Loan for equipment purchase ........................................       61,670

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       issued and outstanding 5,989,214 ............................      479,136
     Additional paid-in-capital ....................................   17,275,228
     Accumulated other comprehensive loss ..........................     (195,418)
     Accumulated deficit ...........................................  (14,862,598)
                                                                      -----------

Total Shareholders' Equity .........................................  $ 2,696,348
                                                                      -----------

Total Liabilities and Equity .......................................  $ 3,962,700
                                                                      ===========

The accompanying notes are an integral part of these statements.

                                      BIOMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended August 31,                                   2007         2006
                                                                     ---------    ---------
Cash flows from operating activities:
Net income from continuing operations ............................   $ 885,386    $  36,703

Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
     Depreciation and amortization ...............................      15,227       13,520
     Stock option expense.........................................       6,581          708
     Provision for losses on accounts receivable .................       4,509           --
     Changes in current assets and liabilities:
       Accounts Receivable .......................................    (239,474)      (9,772)
       Inventories ...............................................      19,215      (66,633)
       Prepaid expenses and other assets .........................     (24,123)     (20,701)
       Accounts payable and other accrued liabilities ............     (94,078)      53,251
       Accrued compensation ......................................     (95,627)      17,243
                                                                     ---------    ---------

Net cash provided by operating activities ........................     477,616       24,319
                                                                     ---------    ---------

Cash flows from investing activities:
          Purchases of property and equipment ....................      (5,588)     (66,658)
                                                                     ---------    ---------
Net cash used in investing activities ............................      (5,588)     (66,658)
                                                                     ---------    ---------

Cash flows from financing activities:
     Paydown on shareholder loan .................................     (14,867)     (12,130)
     Proceeds from sale of common stock ..........................          --       24,960
     Exercise of stock options ...................................      17,533           --
     Payments on capital lease ...................................      (1,034)        (855)
                                                                     ---------    ---------

Net cash provided by financing activities ........................       1,632       11,975
                                                                     ---------    ---------

Net increase (decrease)in cash and cash equivalents ..............     473,660     ( 30,364)

Cash and cash equivalents at beginning of period .................     516,899      119,914
                                                                     ---------    ---------

Cash and cash equivalents at end of period .......................   $ 990,559    $  89,550
                                                                     =========    =========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the quarter for:
     Interest ....................................................   $   8,080    $   6,564
     Taxes .......................................................       1,600           --
                                                                     =========    =========
  Change in unrealized holding loss on available-for-sale
    securities ..................................................    $  34,299    $     165
                                                                     =========    =========




The accompanying notes are an integral part of these statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2007

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, for a summary of significant accounting policies utilized by the Company.

(2) As of August 31, 2007, the Company had cash and available-for-sale securities in the amount of $991,212 and working capital of $2,112,186. The Company also has $444,315 of long term available-for-sale securities.

(3) In December 2004, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting For Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant- date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. As of the beginning of fiscal 2007, June 1, 2006, the Company began using this method.

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

For the three months ended August 31, 2007, the Company expensed $6,581 of stock option expense due to SFAS 123(R) in its financial statements.

(4) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of August 31, 2007:

                                                                      Weighted
                                                                       Average
                           Number of Options and Warrants             Exercise
                     Employee       Non-employee        Total           Price
                    ----------      ------------       ----------    ----------
Outstanding
May 31, 2007          1,836,083          217,166        2,053,249         $.48

Granted                  25,000               --           25,000          .78

Exercised               (45,000)              --          (45,000)         .39

Cancelled or expired    (7,500)               --           (7,500)         .52
                    ----------      ------------      -----------    ----------
Outstanding
August 31, 2007      1,808,583           217,166        2,025,749         $.64
                    ==========      ============      ===========    ==========

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

(7) Reference is made to Note 3 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, for a description of the investments in affiliates and consolidated subsidiaries.

(8) Reference is made to Notes 5 & 9 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, for information on commitments and contingencies.

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $195,418 at August 31, 2007.

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

                                                              AUGUST 31,
                                                         2007            2006
--------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                  $  885,386     $   36,703
   Income from discontinued operations                       --          27,869
-------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share                            $  885,386     $   64,572
===============================================================================

Denominator for basic net income
    per common share                                   5,952,730      5,922,681
Effect of dilutive securities:
   Options and warrants                                1,117,457        454,213
-------------------------------------------------------------------------------

Denominator for diluted net income per common share    7,070,187      6,376,894
===============================================================================

Basic net income per common share:
    Income from continuing operations                 $      .15     $     0.01
    Income from discontinued operations                      .00           0.00
-------------------------------------------------------------------------------

Basic net income per common share                     $      .15     $     0.01
===============================================================================

Diluted net income per common share:
    Income from continuing operations                 $      .13     $     0.01
    Net income from discontinued operations                  .00           0.00
-------------------------------------------------------------------------------

Diluted net income per common share                   $      .13     $     0.01
===============================================================================

(11) In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the expected life of the option.

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

SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The adoption of this standard did not have an impact on our results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an imbedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restriction on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning June 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company was required to adopt this statement as of June 1, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 156 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS 157 has had a material impact on its consolidated financial statements.

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

In July 2006, the FASB issued FIN 48, entitled "Accounting for Uncertainty in Income Taxes". FIN 48 interprets the guidance in SFAS No. 109, entitled "Accounting for Income Taxes". Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe the adoption of FIN 48 has had a material impact on its consolidated financial statements.

(12) Financial information about foreign and domestic operations and export sales is as follows:

                                                      For the Three Months Ended
                                                      8/31/07         8/31/06
                                                     ----------      ----------

         Revenues from sales to unaffiliated customers:
         United States                               $ 335,000       $  226,000
         Asia                                          318,000          132,000
         Europe                                        648,000          624,000
         South America                                  21,000           17,000
         Middle East                                     4,000            5,000
         Oceania                                           -0-          131,000
         Other                                          14,000           18,000
                                                     ----------      ----------
                                                     $1,340,000      $1,153,000
                                                     ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(12) In July 2006 the board of directors granted a stock option for 10,000 options to an employee of the company. The options vests one quarter immediately and then one quarter per year thereafter. The option is at the exercise price of $.50 per share and expires in five years. Management assigned a value of $2,830 to this option.

     In February 2007 the board of directors granted a stock option for 50,000 options to directors of the Company. The options vested one quarter immediately and one quarter vesting in May 2007. One quarter will vest each year thereafter on the grant date. The exercise price is $.57 per share and the option expires in five years. Management assigned a value of $18,112 to these options.

In July 2007 the board of directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then one quarter per year thereafter. The option is at the exercise price of $.78 per share and expires in five years. Management assigned a value of $11,343 to this option.

In April 2007 the board of directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then one quarter per year thereafter. The option is at the exercise price of $.76 per share and expires in five years. Management assigned a value of $11,632 to this option.

In April 2007 the board of directors granted stock options for 163,500 options to employees and consultants of the company. The options vested one half immediately and then one quarter per year thereafter. The options are at the exercise price of $.73 and expire in five years. Management assigned a value of $72,489 to these options.

In May 2007 the board of directors granted stock options for 171,000 options to certain officers and employees. The options vested one half immediately and then one quarter per year thereafter. The options are at the exercise price of $.80 and expire in five years. Management assigned a value of $78,895 to these options.

During the quarter ended August 31, 2007 45,000 options to purchase Biomerica, Inc. common stock were exercised. The options were at prices ranging from $.20 to $.73. The total proceeds to the Company were $17,533.

Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the expected life. A discount rate equivalent to five-year (or other life of the option or warrant) Treasury constant maturity interest rates is utilized. The historical volatility of the stock is calculated using weekly historical closing prices for the prior year as reported by Yahoo Finance. For purposes of the SFAS 123R footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the Board of Directors approval of such issuance.


(13) In August 2007, the Company and the holder of the Note payable-shareholder agreed to the extension of the note due date until September 1, 2008, at the same terms and conditions as the previous agreement.

(14) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2007. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2007.

(15) Subsequent Events

During September and October 2007 employees have exercised 18,625 options to purchase common stock at exercise prices ranging from $.20 to $.73. Total proceeds to the Company were $6,965.

On September 19, 2007 the Company entered into an agreement with the landlords for payment of $97,165 in back rent (included in the August 31, 2007 accounts payable), $2,500 in attorney's fees and extension of the lease term. The Company and landlords agreed to an initial payment of $14,575 and five monthly payments of $14,575 commencing October 1, 2007. No further interest will accrue on the past due amount after August 1, 2007 and if payments are made on a timely basis a discount of 10% ($9,716) will be given at the end of the agreement term. Prior to the agreement the Company was on a month-to-month rental term. The landlords and Company have agreed to a three month holdover period and each has agreed to provide the other at least 90 days prior written notice on non-renewal if it does not intend to further renew the Lease Term for an additional three months.

In September 2007 the Company borrowed an additional $92,350 on the equipment loan. This draw brings the loan balance up to $154,020.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $1,340,065 for the first quarter of fiscal 2007 as compared to $1,153,266 for the same period in the previous year. This represents an increase of $186,799 or 16.2% for the quarter ended August 31, 2007 as compared to the quarter ended August 31, 2006. The increase was primarily due to an increase in sales of the existing product line domestically and internationally.

         Cost of sales in the first quarter of fiscal 2008 were $735,621, or 54.9% of sales as compared to $777,615, or 67.4% of sales in fiscal 2007. Cost of sales in fiscal 2007 were higher due to increased burden expenses and expenses due to hiring of additional personnel in production in anticipation of higher production volumes.

         Selling, general and administrative costs increased by $29,828, or 10.3% for the period ended August 31, 2007 as compared to the period ended August 31, 2006. The increase was primarily the result of higher wages. Research and development increased by $28,743, or 70.1% for period ended August 31, 2007 as compared to the period ended August 31, 2006, which resulted from the increased research effort of developing additional new products.

         For the three months ended August 31, 2007, other income of $707,754 was realized as compared to $10 in the same period in the prior fiscal year. This increase was due to one-time other income of $697,034 which was realized from the sale of a marketable security which had been carried on the Company's books at zero. The balance of the increase was due to interest income on the Company's cash balance.

         There was interest incurred in fiscal 2008 on the equipment loan from Commercial Bank, whereas there was no equipment loan in fiscal 2007. In addition, interest expense increased from $7,502 to $12,543 due to interest being charged on accrued back wages in fiscal 2008, whereas none was charged in fiscal 2007.

         Income tax expense for the quarter ended August 31, 2007 represents alternative minimum taxes estimated to be be due primarily due to the other income recognized from the sale of the Holister Stier securities.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2007, the Company had cash and available-for-sale securities in the amount of $991,212 and working capital of $2,112,186.

         During the quarter ended August 31, 2007, the Company operations provided cash of $477,616 as compared to cash used in operations of $24,319 in the same period in the prior fiscal year. The increase was primarily due to the other income of $707,754 received in fiscal 2008, which was offset by increased accounts receivable of $239,474, decreased payables of $94,078 and decreased accrued compensation of $95,627. Cash provided by financing activities for fiscal 2007 was $1,632 as compared to $11,975 in the prior fiscal year. The $1,632 in fiscal 2007 was a result of $17,533 in proceeds from the exercise of employee stock options, which were offset by $14,867 in payments on the shareholders' note payable. The Company invested $5,588 in the purchase of fixed assets in fiscal 2008 as compared to $66,658 in the prior fiscal year.

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

         In February 2007 the Company obtained a $200,000 working capital line of credit and was approved for a $200,000 equipment loan with Commercial Bank of California. The credit line and the equipment loan are collateralized by substantially all of the assets of the Company. As of August 31, 2007 $61,670 was owed on the equipment loan and there was no outstanding balance due on the working capital line of credit. As of August 31, 2007 $153,003 was owed on the shareholder note payable and all payments are up to date.

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


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements contained in the Company's annual report on Form 10KSB for the period ended May 31, 2007, describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

         We have been in a loss position for tax purposes in prior years, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At August 31, 2007, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

         The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the quarters ended August 31, 2007 and 2006, respectively, was $34,893 and $25,069. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

         Please refer to the annual report on Form 10-KSB for the period ended May 31, 2007 for an in-depth discussion of risk factors.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 31, 2007, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended August 31, 2007, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  October 15, 2007

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer