Form 10QSB
period 2007-11-30
BIOMERICA INC
filed 2008-01-14
CIK 73290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2007                 Commission File No. 0-8765
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

                          Yes  [ ]        No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,133,839 shares of common stock as of January 14, 2008.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) - Six and Three Months Ended
         November 30, 2007 and 2006........................................... 1

         Consolidated Balance Sheet (unaudited) -
         November 30, 2007.................................................2 & 3

         Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended November 30, 2007 and 2006...........................4

         Notes to Consolidated Financial Statements (unaudited) ............5-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................11-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........13

Item 4.  Controls and procedures..............................................13

PART II  Other Information....................................................14

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities and Use of Proceeds............................14

Item 3.  Defaults upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

         Signatures...........................................................15

                                                   PART I - FINANCIAL INFORMATION
                                                  SUMMARIZED FINANCIAL INFORMATION
                                                    ITEM 1. FINANCIAL STATEMENTS

                                                           BIOMERICA, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                         Six Months Ended                 Three Months Ended
                                                                            November 30,                      November 30,
                                                                       2007            2006             2007             2006
                                                                   -----------      -----------      -----------      -----------

Net sales ....................................................     $ 2,367,599      $ 2,485,442      $ 1,027,534      $ 1,332,176

     Cost of sales ...........................................       1,276,809        1,591,373          541,188          813,758
                                                                   -----------      -----------      -----------      -----------
     Gross profit ............................................       1,090,790          894,069          486,346          518,418
                                                                   -----------      -----------      -----------      -----------

Operating Expenses:
     Selling, general and administrative .....................         741,920          635,198          421,637          344,743
     Research and development ................................         128,190           99,513           58,446           58,512
                                                                   -----------      -----------      -----------      -----------
                                                                       870,110          734,711          480,083          403,255
                                                                   -----------      -----------      -----------      -----------

Operating gain from continuing operations ....................         220,680          159,358            6,263          115,163
                                                                   -----------      -----------      -----------      -----------

Other Expense (income):
     Interest expense ........................................          15,448           16,242           11,830            8,740
     Other income, net .......................................        (707,754)             (35)          (8,925)             (25)
                                                                   -----------      -----------      -----------      -----------
                                                                      (692,306)          16,207            2,905            8,715
                                                                   -----------      -----------      -----------      -----------

Income from continuing operations, before income taxes .......         912,986          143,151            3,358          106,448

Income tax expense ...........................................          24,242               --               --               --
                                                                   -----------      -----------      -----------      -----------

Net income from continuing operations ........................         888,744          143,151            3,358          106,448
                                                                   -----------      -----------      -----------      -----------

Discontinued operations:
  Income from discontinued operations, net ...................              --           27,869               --               --
                                                                   -----------      -----------      -----------      -----------
Net income ...................................................         888,744          171,020            3,358          106,448

Other comprehensive gain, net of tax
  Unrealized gain (loss) on available-for-sale securities ....          54,819          (28,207)          20,520          (28,372)
                                                                   -----------      -----------      -----------      -----------

Comprehensive Income .........................................     $   943,563      $   142,813      $    23,878      $    78,076
                                                                   ===========      ===========      ===========      ===========

Basic net income per common share:

     Net income from continuing operations ...................     $       .15              .02      $       .00      $       .02
     Net income from discontinued operations .................             .00              .00              .00              .00
                                                                   -----------      -----------      -----------      -----------
Basic net income per common share ............................     $       .15      $       .02      $       .00      $       .02
                                                                   ===========      ===========      ===========      ===========
Diluted net income per common share:

     Net income from continuing operations ...................     $       .12      $       .02      $       .00      $       .02
     Net income from discontinued operations .................             .00              .00              .00              .00
                                                                   -----------      -----------      -----------      -----------

Diluted net income per common share ..........................     $       .12      $       .02      $       .00      $       .02
                                                                   ===========      ===========      ===========      ===========

Weighted average number of common and common
  equivalent shares:
     Basic ...................................................       6,009,282        5,926,111        6,066,454        5,929,580
                                                                   ===========      ===========      ===========      ===========
     Diluted .................................................       7,347,671        6,379,965        7,329,266        6,364,358
                                                                   ===========      ===========      ===========      ===========


                                 The accompanying notes are an integral part of these statements.



                                        BIOMERICA, INC.
                             CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                   November 30,
                                                                                      2007
                                                                                   ----------
Assets

Current Assets
    Cash and cash equivalents ................................................     $  807,805
    Available for-sale securities ............................................            666
    Accounts receivable, less allowance for doubtful accounts of $132,333 ....        662,352
    Inventories, net .........................................................      1,668,990
    Notes receivable .........................................................          1,500
    Prepaid expenses and other ...............................................        235,239
    Net assets from discontinued operations ..................................            598
                                                                                   ----------
          Total Current Assets ...............................................      3,377,150

Property and Equipment, net of accumulated depreciation and amortization .....        179,202

Intangible assets, net of accumulated amortization ...........................             --

Available-for-sale securities ................................................        464,823

Other Assets .................................................................         57,083
                                                                                   ----------
                                                                                   $4,078,258
                                                                                   ==========


                The accompanying notes are an integral part of these statements.



                                 BIOMERICA, INC.
               CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)


                                                                  November 30,
                                                                      2007
                                                                  ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ...............     $    563,688
     Accrued compensation ...................................          423,930
     Shareholder loan .......................................          138,111
     Capital lease - short-term portion .....................            4,733
     Equipment loan - short-term portion ....................           44,873
                                                                  ------------
          Total Current Liabilities .........................        1,175,335

Capital lease - long-term portion ...........................            1,729

Equipment loan - long-term portion ..........................          136,327

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000
       shares, issued and outstanding 6,113,839 .............          489,105
     Additional paid-in-capital .............................       17,309,898
     Accumulated other comprehensive loss ...................         (174,898)
     Accumulated deficit ....................................      (14,859,238)
                                                                  ------------

Total Shareholders' Equity ..................................     $  2,764,867
                                                                  ------------

Total Liabilities and Equity ................................     $  4,078,258
                                                                  ============


        The accompanying notes are an integral part of these statements.



                                               BIOMERICA, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the six months ended November 30,                                                   2007           2006
                                                                                     ---------      ---------

Cash flows from operating activities:

Net income from continuing operations ..........................................     $ 888,744      $ 143,151

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation and amortization .............................................        31,750         27,003
     Common stock, warrants and options issued for services rendered ...........        10,309            708
     Provision for losses on accounts receivable ...............................        73,550          1,378
       Changes in current assets and liabilities:
       Accounts Receivable .....................................................      (231,135)      (176,916)
       Inventories .............................................................      (207,277)      (109,948)
       Prepaid expenses and other current assets ...............................      (134,586)         5,643
       Accounts payable and other accrued liabilities ..........................      (102,563)       121,202
       Accrued compensation ....................................................      (143,662)       (16,513)
                                                                                     ---------      ---------
Net cash provided by (used in) operating activities ............................       185,130         (4,292)
                                                                                     ---------      ---------

Cash flows from investing activities:
          Purchases of property and equipment ..................................       (40,328)       (86,737)
                                                                                     ---------      ---------
Net cash used in investing activities ..........................................       (40,328)       (86,737)
                                                                                     ---------      ---------

Cash flows from financing activities:
     Repayment of shareholder loan .............................................       (29,759)       (18,832)
     Proceeds from sale of common stock ........................................            --         24,960
     Proceeds from exercise of stock options ...................................        58,444          5,130
     Payments on capital lease .................................................        (2,112)        (1,772)
     Increase in loan for equipment purchase ...................................       119,530             --
                                                                                     ---------      ---------

Net cash provided by financing activities ......................................       146,103          9,486
                                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents ...........................       290,905        (81,543)

Cash and cash equivalents at beginning of period ...............................       516,900        119,914
                                                                                     ---------      ---------

Cash and cash equivalents at end of period .....................................     $ 807,805      $  38,371
                                                                                     =========      =========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
     Interest ..................................................................     $  24,636      $  17,709
     Income taxes ..............................................................         1,600             --
                                                                                     =========      =========
  Change in unrealized holding gain (loss) on available-for-sale securities ....     $  54,819      $ (28,207)
                                                                                     =========      =========


                            The accompanying notes are an integral part of these statements.

                                                            4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2007

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, for a summary of significant accounting policies utilized by the Company.

(2) As of November 30, 2007, the Company had cash and available-for-sale securities in the amount of $808,471 and working capital of $2,201,815. The Company also has $464,823 of long term available-for-sale securities.

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

         For the six months ended November 30, 2007, the Company expensed $10,309 of stock option expense due to SFAS 123(R) in its financial statements.

(4) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2007:

                                                                      Weighted
                                                                      Average
                              Number of Options and Warrants          Exercise
                         Employee     Non-employee       Total          Price
                        ----------    ------------     ----------     ---------
Outstanding
May 31, 2007             1,836,083        217,166      2,053,249     $   0.48

Granted                     41,000             --         41,000          .98
Exercised                 (169,625)            --       (169,625)         .34
Cancelled or expired       (25,500)            --        (25,500)         .63
                        ----------     ----------     ----------     ---------
Outstanding
November 30, 2007        1,681,958        217,166      1,899,124     $    .66
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

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $174,900 at November 30, 2007.

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

                                                     Six Months Ended             Three Months Ended
November 30,                                        2007           2006           2007           2006
--------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations            $   888,744   $  143,151     $      3,358    $  106,448
   Income from discontinued operations                  --        27,869             --             --
-------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share                      $   888,744      171,020     $      3,358    $  106,448
=======================================================================================================

Denominator for basic net income
    per common share                              6,009,282    5,926,111        6,066,454     5,929,580
Effect of dilutive securities:
   Options and warrants                           1,338,389      453,854        1,262,812       434,778
-------------------------------------------------------------------------------------------------------

Denominator for diluted net income
    per common share                              7,347,671    6,379,965        7,329,266     6,364,358
=======================================================================================================

Basic net income per common share:
    Income from continuing operations           $       .15   $      .02     $        .00    $      .02
    Income from discontinued operations                 .00          .00              .00            --
-------------------------------------------------------------------------------------------------------

Basic net income per common share               $       .15   $      .02     $        .00    $      .02
=======================================================================================================

Diluted net income per common share:
    Income from continuing operations           $       .12   $      .02     $        .00    $      .02
    Net income from discontinued operations             .00          .00              .00            --
-------------------------------------------------------------------------------------------------------

Diluted net income per common share             $       .12   $      .02     $        .00    $      .02
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

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company was required to adopt this statement as of June 1, 2007. The Company has not yet determined the impact. The adoption of SFAS No. 156 did not have a material impact on the Company's financial statements.

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

(12) Financial information about foreign and domestic operations and export sales is as follows:


                                                      For the Six Months Ended
                                                       11/30/07       11/30/06
                                                      ----------     ----------
   Revenues from sales to unaffiliated customers:
   United States                                      $  568,000     $  710,000
   Asia                                                  443,000        224,000
   Europe                                              1,272,000      1,185,000
   South America                                          35,000         37,000
   Middle East                                            17,000         11,000
   Oceania                                                 1,000        289,000
   Other                                                  32,000         29,000
                                                      ----------     ----------
                                                      $2,368,000     $2,485,000
                                                      ==========     ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(13) In July 2006 the Board of Directors granted a stock option for 10,000 options to an employee of the company. The options vests one quarter immediately and then one quarter per year thereafter. The option is at the exercise price of $.50 per share and expires in five years. Management assigned a value of $2,830 to this option.

         In February 2007 the Board of Directors granted a stock option for 50,000 options to directors of the Company. The options vested one quarter immediately and one quarter in May 2007. One quarter will vest each year thereafter on the grant date. The exercise price is $.57 per share and the option expires in five years. Management assigned a value of $18,112 to these options.

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

         In May 2007 the Board of Directors granted stock options for 171,000 options to certain officers and directors. The options vested one half immediately and then one quarter per year thereafter. The options are at the exercise price of $.80 and expire in five years. Management assigned a value of $78,895 to these options.

         In July 2007 the Board of Directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then one quarter per year thereafter. The option is at the exercise price of $.78 per share and expires in five years. Management assigned a value of $11,343 to this option.

         In November 2007 the Board of Directors granted stock options for 16,000 options to employees of the Company. The options vested one quarter immediately and then will vest one quarter per year thereafter. The options are at the exercise price of $1.30 and expire in five years. Management assigned a value of $12,589 to these options.

         During the six month period ended November 30, 2007, employees exercised warrants and stock options for 169,625 shares at purchase prices ranging from $.20-$.73 per share. The total proceeds to the Company was $58,444.

         Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the expected life. A discount rate equivalent to 5-year (or other life of the option or warrant) Treasury constant maturity interest rates is utilized. The historical volatility of the stock is calculated using weekly historical closing prices for the period prior to the option grant that is equivalent to the expected life of the option as reported by Yahoo Finance. For purposes of the SFAS 123 footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

         When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the Board of Directors approval of such issuance.

(14) In August 2007, the Company and the holder of the Note payable-shareholder agreed to the extension of the note due date until September 1, 2008, at the same terms and conditions agreed upon in August 2006.

(15) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

         As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2007. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2007.

(16) Subsequent Events

In December 2007 the holder of warrants to purchase 8,000 shares of Biomerica restricted common stock, at the exercise price of $.25, exercised his warrant. Proceeds to the Company were $2,000.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $2,367,599 for the first six months of fiscal 2008 as compared to $2,485,442 for the same period in the previous year. This represents a decrease of $117,843, or 4.7%. For the quarter then ended net sales were $1,027,534 as compared to $1,332,176 for the same period in the previous year. This represents a decrease of $304,642, or 22.9%. The decrease in sales from fiscal 2007 to 2008 is primarily a result of the loss of one large customer in Australia.

         For the six months ended November 30, 2007 as compared to 2006, cost of sales decreased from $1,591,373, or 64.0% of sales, to $1,276,809, or 53.9% of sales. For the three month period then ended cost of sales decreased from $813,758, or 61.1% of sales, to $541,188, or 52.7% of sales. This decrease was primarily due to the product mix of the sales, decreases in Mexico expenses and the building of inventory, including new products, which has associated labor and overhead costs included in the valuation.

         For the six months ended November 30, 2007 compared to 2006, selling, general and administrative costs increased by $106,722, or 16.8%. For the three months then ended these expenses increased by $76,894, or 22.3%. These increases were primarily a result of increased advertising, commissions, wages and bad debt expense.

         For the six months ended November 30, 2007 compared to 2006, research and development increased by $28,677, or 28.8% and for the three months decreased by $66. The increase for the six months was due to a higher wages and materials for the research of new products and materials.

         For the six months ended November 30, 2007, other income of $707,754 was realized as compared to $35 in the prior year, which resulted in an increase of $707,719. For the three months then ended, other income of $8,925 was realized as compared to $25 in the prior fiscal year. The increase for the six months was a result of the sale of a marketable security that had been carried on the Company's books at zero value.

         For the six months interest expense decreased from $16,242 to $15,448. For the three months interest expense increased from $8,740 to $11,830.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2007, the Company had cash and current available-for-sale securities in the amount of $808,471 and working capital of $2,201,815. The Company also has long-term available-for-sale securities in the amount of $464,823.

         During the six months ended November 30, 2007, the Company operations provided cash in the amount of $185,130 as compared to cash used in operations of $4,292 in the same period in the prior fiscal year. Cash provided by financing activities for the six months ended November 30, 2007 was $146,103 due to borrowing of $119,530 to finance the purchase of equipment as compared to cash provided by financing activities of $9,486 in fiscal 2007. Purchases of property and equipment for fiscal 2008 were $40,328 compared to $86,737 in fiscal 2007. The Company expects delivery of $181,200 in equipment during the month of January 2008. Funds paid for this equipment are included in prepaid assets until the Company takes delivery of the equipment.

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

         We have been in a loss position for tax purposes in prior years, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the entire benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At November 30, 2007, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

         The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the six months ended November 30, 2007 and 2006, respectively, was $56,792 and $46,785 and for the quarters then ended was $21,899 and $21,716. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 30, 2007, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the six months ended November 30, 2007, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  Inapplicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2007 Annual Meeting of the Company's stockholders was held on November 29, 2007. The only matter voted upon at the meeting, as set forth in the proxy statement dated September 28, 2007, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Act of 1934, was the election of directors. The following summarizes the voting:

         Proposal No. 1:  Election of Directors

         Name                For          Votes Withheld
         ----                ----         --------------

         Barbieri         5,037,500           65,927
         Cano             5,045,870           57,557
         Emerson          5,047,420           56,007
         Irani            5,041,895           61,532
         Moore            5,048,970           54,457
         Roehm            5,048,370           55,057

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

Date:  January 14, 2008

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer