Form 10QSB
period 2008-02-29
BIOMERICA INC
filed 2008-04-14
CIK 73290

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 2008                   Commission File No. 0-8765
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

                          Yes  [ ]        No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,298,839 shares of common stock as of April 14, 2008.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Income (unaudited) - Three and Nine Months Ended
         February 29, 2008 and February 28, 2007...........................3 & 4

         Consolidated Balance Sheet (unaudited) -
         February 29, 2008.................................................5 & 6

         Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended February 29, 2008 and February 28, 2007.........7 & 8

         Notes to Consolidated Financial Statements (unaudited)............8-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........15

Item 4.  Controls and procedures...........................................15

PART II  Other Information.................................................16

Item 1.  Legal Proceedings.................................................16

Item 2.  Changes in Securities and Use of Proceeds.........................16

Item 3.  Defaults upon Senior Securities...................................16

Item 4.  Submission of Matters to a Vote of Security Holders...............16

Item 5.  Other Information.................................................16

Item 6.  Exhibits and Reports on Form 8-K..................................16

         Signatures........................................................17-21

                                                   PART I - FINANCIAL INFORMATION
                                                  SUMMARIZED FINANCIAL INFORMATION
                                                    ITEM 1. FINANCIAL STATEMENTS

                                                           BIOMERICA, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                         Nine Months Ended                Three Months Ended
                                                                    February 29,     February 28,     February 29,     February 28,
                                                                        2008             2007             2008             2007
                                                                    -----------      -----------      -----------      -----------

Net sales .....................................................     $3,608,408       $ 3,797,051      $1,240,809       $ 1,311,609

     Cost of sales ............................................     (2,023,022)       (2,427,578)       (747,690)         (836,204)
                                                                    ----------       -----------      ----------       -----------
     Gross profit .............................................     $1,585,386       $1,369,473       $  493,119       $   475,405
                                                                    ----------       -----------      ----------       -----------

Operating Expenses:
     Selling, general and administrative ......................      1,044,288           943,601         302,368           308,403
     Research and development .................................        200,932           170,759          72,742            71,246
                                                                    ----------       -----------      ----------       -----------
                                                                     1,245,220         1,114,360         375,110           379,649
                                                                    ----------       -----------      ----------       -----------

Operating income from continuing operations ...................        340,166           255,113         118,009            95,756
                                                                    ----------       -----------      ----------       -----------

Other Expense (income):
     Interest expense .........................................         38,288            24,090          12,438             6,791
     Interest (income) ........................................        (26,990)           (1,464)         (7,446)             (406)
     Other income, net ........................................       (697,125)          (40,040)             10           (40,005)
                                                                    ----------       -----------      ----------       -----------
                                                                      (685,827)          (17,414)          5,002           (33,620)
                                                                    ----------       -----------      ----------       -----------
Income from continuing operations,
  before income taxes .........................................      1,025,993           272,527         113,007           129,376

Income tax expense (benefit)...................................         13,405             8,006         (10,837)            8,006
                                                                    ----------       -----------      ----------       -----------

Net income from continuing operations .........................      1,012,588           264,521         123,844           121,370


                             The accompanying notes are an integral part of these financial statements.



                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE INCOME - Continued (UNAUDITED)


                                                                           Nine Months Ended                Three Months Ended
                                                                      February 29,     February 28,     February 29,   February 28,
                                                                         2008             2007             2008            2007
                                                                     -------------    -------------   -------------    -----------
Discontinued operations:
  Income from discontinued operations, net .......................              --           27,869              --             --
                                                                     -------------    -------------   -------------    -----------
Net income........................................................       1,012,588          292,390         123,844        121,370

Other comprehensive gain (loss), net of tax:
  Unrealized gain (loss) on available-for-sale
   securities ....................................................          54,575          (36,868)            244         (8,662)
                                                                     -------------    -------------   -------------    -----------

Comprehensive income .............................................   $   1,067,163    $     255,522   $     124,088    $   112,708
                                                                     =============    =============   =============    ===========

Basic net income per common share:

     Net income from continuing operations .......................   $         .17    $         .04   $         .02    $       .02
     Net income from discontinued operations .....................             .00              .00             .00            .00
                                                                     -------------    -------------   -------------    -----------
Basic net income per common share ................................   $         .17    $         .04   $         .02    $       .02
                                                                     =============    =============   =============    ===========
Diluted net income per common share:

     Net income from continuing operations .......................   $         .14    $         .04   $         .02    $       .02
     Net income from discontinued operations .....................             .00              .00             .00            .00
                                                                     -------------    -------------   -------------    -----------

Diluted net income per common share ..............................   $         .14    $         .04   $         .02    $       .02
                                                                     =============    =============   =============    ===========

Weighted average number of common and common equivalent shares:
     Basic .......................................................       6,061,285        5,925,860       6,173,817      5,939,214
                                                                     =============    =============   =============    ===========
     Diluted .....................................................       7,129,887        6,368,245       7,213,837      6,371,192
                                                                     =============    =============   =============    ===========

                           The accompanying notes are an integral part of these financial statements.



                                     BIOMERICA, INC.

                                BALANCE SHEET (UNAUDITED)


                                                                             February 29,
                                                                                 2008
                                                                              ----------
Assets

Current Assets
    Cash and cash equivalents .............................................   $  822,285
    Available for-sale securities .........................................          412
    Accounts receivable, less allowance for doubtful accounts of $105,051        664,645
    Inventories............................................................    1,679,232
    Notes receivable ......................................................        1,050
    Prepaid expenses and other ............................................       93,825
    Net assets from discontinued operations ...............................          598
                                                                              ----------

          Total Current Assets ............................................    3,262,047

Available-for-sale securities .............................................      464,823

Property and Equipment, net of accumulated depreciation and amortization ..      349,608

Other Assets ..............................................................       55,368
                                                                              ----------

                                                                              $4,131,846
                                                                              ==========


       The accompanying notes are an integral part of these financial statements.



                                   BIOMERICA, INC.

                 CONSOLIDATED BALANCE SHEET - Continued (UNAUDITED)


                                                                      February 29,
                                                                          2008
                                                                       -----------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ......................   $   401,739
     Accrued compensation ..........................................       490,823
     Current portion of shareholder loan ...........................       128,784
     Capital lease - short-term portion ............................         5,343
     Equipment loan - short-term portion............................        45,689
                                                                       -----------

          Total Current Liabilities ................................     1,072,378

Equipment loan -long-term portion ....................................     128,371

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares,
       issued and outstanding 6,257,839               ..............       500,626
     Additional paid-in-capital ....................................    17,341,006
     Accumulated other comprehensive loss ..........................      (175,142)
     Accumulated deficit ...........................................   (14,735,393)
                                                                       -----------
Total Shareholders' Equity .........................................     2,931,097
                                                                       -----------
Total Liabilities and Equity .......................................   $ 4,131,846
                                                                       ===========


    The accompanying notes are an integral part of these financial statements.


                                            BIOMERICA, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             February 29,   February 28,
For the nine months,                                                            2008           2007
                                                                             -----------    -----------
Cash flows from operating activities:
Net income from continuing operations ....................................   $ 1,012,588    $   264,521
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization .......................................        47,845         41,896
     Common stock, warrants and options issued for services rendered .....        14,837          5,357
     Provision for losses on accounts receivable .........................        46,268         16,385
     (Gain)on disposal of equipment ......................................            --        (40,000)
     Changes in current assets and liabilities:
       Accounts receivable ...............................................      (206,147)      (130,149)
       Inventories .......................................................      (217,519)      (303,565)
       Prepaid expenses and other current assets .........................         9,003         (2,538)
       Accounts payable and other accrued liabilities ....................      (264,511)       139,813
       Accrued compensation ..............................................       (76,769)         4,143
                                                                             -----------    -----------
Net cash provided by (used in) operating activities ......................       365,595         (4,137)
                                                                             -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment .................................      (226,828)      (100,138)
     Proceeds from sale of equipment .....................................            --         50,000
                                                                             -----------    -----------
Net cash used in investing activities ....................................      (226,828)       (50,138)
                                                                             -----------    -----------
Cash flows from financing activities:

     Payments on capital lease ...........................................        (3,231)        (2,722)
     Decrease in shareholder loan ........................................       (39,086)       (26,516)
     Exercise of stock options or warrants ...............................        96,545          5,130
     Proceeds from sale of common stock ..................................            --         24,960
     Increase in borrowings on equipment line of credit ..................       112,390             --
                                                                             -----------    -----------
Net cash provided by financing activities ................................       166,618            852
                                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents..... ................       305,385        (53,423)

Cash at beginning of period ..............................................       516,900        119,914
                                                                             -----------    -----------
Cash at end of period ....................................................   $   822,285    $    66,491
                                                                             ===========    ===========
Supplemental Disclosure of Cash Flow Information
  Cash Paid During The Year For:
     Interest ............................................................   $    37,621    $    21,675
                                                                             ===========    ===========
     Income taxes ........................................................   $     3,768    $     1,600
                                                                             ===========    ===========
Supplemental disclosures on non-cash investing & financing activity

  Change in unrealized holding loss on available-for-sale securities .....   $    54,575    $   (36,868)
                                                                             ===========    ===========
  Capital lease for purchase of fixed assets .............................   $        --    $    12,841
                                                                             ===========    ===========


              The accompanying notes are an integral part of these financial statements.



NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

February 29, 2008

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, for a summary of significant accounting policies utilized by the Company.

(2) As of February 29, 2008 the Company had cash and available-for-sale securities in the amount of $822,697 and working capital of $2,189,669. The Company also has $464,823 of long term available-for-sale securities of Lancer Orthodontics. This stock is restricted and should the Company desire to sell this stock on the open market, it may be subject to certain trading restrictions as imposed by the Federal Securities Act of 1933.

(3) In December 2004, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting For Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. As of the beginning of fiscal 2007, June 1, 2006, the Company has been required to account for stock-based compensation using this method.

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

         For the nine months ended February 29, 2008, the Company expensed approximately $14,837 of stock option expense due to SFAS 123(R) in its financial statements.


(4) The following summary presents the options granted, exercised, expired, and outstanding as of February 29, 2008:

                                                                       Weighted
                                                                       Average
                               Number of Options and Warrants          Exercise
                            Employee     Non-employee      Total        Price
                           ----------     ----------     ----------    ---------
Outstanding
May 31, 2007                1,836,083        217,166      2,053,249    $    0.48

Granted                        41,000             --         41,000         1.08
Exercised                    (301,625)       (12,000)      (313,625)        0.31
Expired or cancelled          (25,500)            --        (25,500)        0.63
                           ----------     ----------     ----------    ---------
Outstanding
February 29, 2008           1,549,958        205,166      1,755,124    $    0.70
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

(9) Aggregate cost exceeded market value of available-for-sale securities by approximately $175,000 at February 29, 2008.

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

                                                     Nine Months Ended             Three Months Ended
                                                  February 29,   February 28,     February 29,   February 28,
                                                    2008            2007            2008            2007
------------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations              $1,012,588     $  264,521        $  123,846     $  121,370
   Income from discontinued operations                    --         27,869                --             --
------------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share                        $1,012,588     $  292,390        $  123,846     $  121,370
============================================================================================================

Denominator for basic net income
    per common share                               6,061,285      5,925,860         6,173,817      5,939,214
Effect of dilutive securities:
   Options and warrants                            1,068,602        442,385         1,040,020        431,978
------------------------------------------------------------------------------------------------------------

Denominator for diluted net income
    per common share                               7,129,887      6,368,245         7,213,837      6,371,192
============================================================================================================

Basic net income per common share:
    Income from continuing operations             $      .17     $      .04        $      .02     $      .02
    Income from discontinued operations                   --             --                --             --
------------------------------------------------------------------------------------------------------------

Basic net income per common share                 $      .17     $      .04        $      .02     $      .02
===========================================================================================================

Diluted net income per common share:
    Income from continuing operations             $      .14     $      .04        $      .02     $      .02
    Net income from discontinued operations               --             --                --             --
------------------------------------------------------------------------------------------------------------

Diluted net income per common share               $      .14     $      .04        $      .02     $      .02
============================================================================================================

(11) In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the expected life of the option. As of the beginning of fiscal 2007, June 1, 2006, the Company has been required to account for stock-based compensation using this method.

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

         In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 has had a material impact on its consolidated financial statements.

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

(12) Financial information about consolidated foreign and domestic operations and export sales is as follows:

For the nine months ended:                        2/29/08              2/28/07
                                                 ----------           ----------
Revenues from sales to unaffiliated customers:

United States                                    $  945,000           $  994,000
Asia                                                614,000              387,000
Europe                                            1,934,000            1,854,000
South America                                        51,000               56,000
Oceania                                               1,000              447,000
Other                                                63,000               59,000
                                                 ----------           ----------
                                                 $3,608,000           $3,797,000
                                                 ==========           ==========


         In July 2006 the Board of Directors granted a stock option for 10,000 options to an employee of the Company. The options vested one quarter immediately and then one quarter per year thereafter. The option is at the exercise price of $.50 per share and expires in five years. Management assigned a value of $2,830 to this option.

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

         In July 2007 the Board of Directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then one quarter per year thereafter. The option is at the exercise price of $.78 per share and expire in five years. Management assigned a value of $11,343 to this option.

         In November 2007 the Board of Directors granted stock options for 16,000 options to employees of the Company. The options vested one quarter immediately and then will vest one quarter per year thereafter. The options are at the exercise price of $1.30 and expire in five years. Management assigned a value of $12,589 to these options. During the nine month period ended February 29, 2008, employees and consultants exercised warrants and stock options for 313,625 shares at purchase prices ranging from $.20-$.73 per share. The total proceeds to the Company were $96,545.

         Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the vesting period. A discount rate equivalent to two and one half-years (or other life of the option or warrant) Treasury constant maturity interest rates is utilized. The historical volatility of the stock is calculated using weekly historical closing prices for the prior year as reported by Yahoo Finance. For purposes of the SFAS 123 footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

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

         As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 29, 2008. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 29, 2008.


(15) CRITICAL ACCOUNTING POLICIES

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

We have been in a loss position for tax purposes in prior years, and have established a valuation allowance against deferred tax assets, and although we are currently generating net income, we do not believe that it is likely that we will generate sufficient taxable income in future periods to realize the full benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At February 29, 2008, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership.


(16) Risks and Uncertainties

License Agreements - On occasion the Company enters into agreements for the licensing of certain products. The Company currently does not have any such agreements. Historically, the Company has successfully obtained all the licenses it believed necessary to conduct its business.


(17) Subsequent Events

During March 2008 employees exercised options and warrants for 41,000 shares at prices ranging from $.25 to $.33. Total proceeds to the Company were $11,100. Of this, $4,500 was in the form of the reduction of the shareholder note payable.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $3,608,408 for the first nine months of fiscal 2008 as compared to $3,797,051 for the same period in the previous year. This represents a decrease of $188,643, or 5.0%. For the quarter then ended sales were $1,240,809 as compared to $1,311,609 for the same period in the previous year. This represents a decrease of $70,800, or 5.4%. The decrease in sales from fiscal 2007 to 2008 is primarily a result of the loss of one large customer in Australia.

         For the nine months ended February 29, 2008 as compared to 2007, cost of sales decreased from $2,427,578, or 63.9% of sales, to $2,023,022, or 56.1% of sales. For the quarter then ended cost of sales decreased from $836,204, or 63.8% of sales, to $747,690, or 60.3% of sales. This decrease was primarily due to the product mix of the sales, decreases in Mexico expenses and the building of inventory, including new products, which has associated labor and overhead costs capitalized into the inventory value.

         For the nine months ended February 29, 2008 compared to February 28, 2007, selling, general and administrative costs increased from $943,601 to $1,044,288, or $100,687 (10.7%). For the quarter then ended these expenses decreased from $308,403 to $302,367, or $6,036 (2.0%). The increase for the nine months was due to an increase in the bad debt reserve and increased accounting expenses for the SOX compliance project.

         For the nine months ended February 29, 2008 compared to 2007, research and development increased by $30,173, or 17.7%, and for the three months increased by $1,496, or 2.1%. The increases were due to higher wages and materials for the research of new products and materials used in the products.

         For the nine months ended February 29, 2008, other income of $697,124 was realized as compared to $40,040 in the prior year. This represents an increase of $657,084. For the three months then ended other expense of $10 was realized as compared to income of $40,005 in the prior fiscal year. The increase for the nine months was a result of the sale of a marketable security that had been carried on the Company's books at zero value. Interest expense increased from $24,090 for the nine months ended February 28, 2007 to $38,288 for the period ended February 29, 2008 and for the three month period from $6,791 to $12,438. Increases in interest expense are due to the increased amount owed for the equipment line of credit and for interest on accrued wages, which was not being paid in the first nine months of fiscal 2007. Interest income increased from $1,464 to $26,990 for the nine months ended February 29, 2008 and from $406 to $7,446 for the three months then ended. The increase was due to the increased cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 29, 2008, the Company had cash and current available-for-sale securities in the amount of $822,697 and working capital of $2,189,669. The Company also had long-term available-for-sale securities in the amount of $464,823.

         During the nine months ended February 29, 2008, the Company operations provided cash in the amount of $365,595 as compared to cash used in operations of $4,137 in the same period in the prior fiscal year. Cash provided by financing activities for the nine months ended February 29, 2008 was $166,618 as compared to cash provided by financing activities of $852 in the prior fiscal year.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 29, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended February 29, 2008, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: April 14, 2008

                                             BIOMERICA, INC.

                                             By: /S/ Zackary S. Irani
                                                 -----------------------
                                                 Zackary S. Irani
                                                 Chief Executive Officer