Form 10KSB
period 2008-05-31
BIOMERICA INC
filed 2008-08-29
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 R 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO _________

                         COMMISSION FILE NUMBER: 0-8765

                                 BIOMERICA, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                  95-2645573
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation of organization))

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [_] No [X]

State issuer's revenues for its most recent fiscal year: $4,926,505

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (based upon 3,897,495 shares held by non-affiliates and the closing price of $.90 per share for Common Stock in the over-the-counter market as of July 31, 2008): $3,507,746

State the number of shares of the issuer's common equity, par value $0.08, outstanding as of August 13, 2008: 6,621,839

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2008. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

Transitional Small Business Disclosure Format  YES [_] NO [X]

                                     PART I*

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

THE COMPANY

Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. We changed our corporate name in February 1983 to NMS Pharmaceuticals, Inc., and in November 1987 to Biomerica, Inc.

BIOMERICA - DIAGNOSTIC PRODUCTS

Biomerica develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company's medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

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

Our clinical laboratory diagnostic products include tests for bone and anemia conditions, food intolerance, infectious diseases, diabetes and others. These diagnostic test kits utilize enzyme immunoassay technology. Some of these products have not yet been submitted for clearance by the FDA for diagnostic use, but can be sold in various foreign countries.

A significant part of Biomerica's manufacturing operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Newport Beach, California where it houses administration, research and development, sales and marketing, and customer services.

Biomerica has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets, except for the sale of its interest in Lancer Orthodontics, Inc., during the fiscal year ended May 31, 2008.

DISCONTINUED OPERATIONS

Biomerica's ReadyScript subsidiary was a development-stage enterprise, the operations of which were discontinued in May 2001. The net liabilities and operating results of ReadyScript are shown separately in the accompanying consolidated financial statements as discontinued operations.

LIQUIDITY

As of May 31, 2008, the Company had cash and current available-for-sale securities in the amount of $2,022,735 (as compared to $517,432 as of May 31, 2007) and working capital of $3,428,936. In May 2008 the Company sold its investment in Lancer Orthodontics, Inc., for a net amount of $1,083,444, which increased the cash position of the Company. In June 2007 the Company also exercised a warrant and sold the underlying shares that it owned in Hollister-Stier (valued on the books at zero cost) for a net amount of $697,034.

In February 2007 the Company obtained a $200,000 working capital line of credit and was approved for a $200,000 equipment loan with Commercial Bank of California. The credit line and the equipment loan are collateralized by substantially all of the assets of the Company. As of May 31, 2008, $162,993 was owed on the equipment loan and there was no outstanding balance due on the working capital line of credit. Payments on the shareholder's note payable have been made during fiscal 2008 according to the agreement for repayment and, as a result, the balance on the note at May 31, 2008 was $95,936 as compared to $167,870 at May 31, 2007. On July 31, 2008, the balance of principal and interest on the shareholder note payable was paid in full.

PRODUCTION

Most of our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California and in Mexicali, Mexico. During fiscal 2003, the diagnostics division established a manufacturing facility in Mexicali, Mexico. We have moved a significant portion of our diagnostic production (primarily packaging and assembly) to that facility. We sublease facilities from and subcontract with Lancer Orthodontics (a former subsidiary) to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations. In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own mequiladora operation in Mexico at some time in the future.

All manufacturing production is regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control department that monitors and evaluates product quality and output. We also have an internal Quality Systems department which ensures that our operating procedures are in compliance with current FDA, CE Mark and ISO regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for raw materials procurement and we do not believe that material availability in the foreseeable future will be a problem.

RESEARCH AND DEVELOPMENT

Biomerica is engaged in research and development to broaden its diagnostic product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2008 and 2007 aggregated $259,085 and $256,101, respectively.

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

For the year ended May 31, 2008 the Company had one customer which accounted for more than 10% of sales and during fiscal 2007 the Company had one customer which accounted for more than 10% of consolidated sales.

BACKLOG

At May 31, 2008 and 2007 Biomerica had a backlog of approximately $346,000 and $267,000 respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. For the year ended May 31, 2008, no company accounted for more than 10% of the consolidated purchases of raw materials. For the year ended May 31, 2007 three companies accounted for more than 30% of the consolidated purchases of raw materials.

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

The primary competitive factors affecting the sale of diagnostic products are uniqueness, quality of product performance, price, service and marketing. We believe we compete primarily on the basis of the uniqueness of our products, the quality of our products, the speed of our test results, our patent position, our favorable pricing and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but to date have had limited marketing capability. We are working on expanding this capability through marketing and strategic cooperation with larger companies and distributors.

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

Class I - Fortel(TM) Ovulation test, EZ-LH(TM) Rapid Ovulation test

Class II - GAP(tm) IgG H. Pylori ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG(tm) Rapid Pregnancy test (professional and dipstick), EZ Detect(tm) Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware(tm) Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, GAP(tm) IgA H. Pylori ELISA kit, C-Peptide ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant (TM), Food Intolerance Kits; Allerquant( tm) Food Additives Kit, EZ-HP OTC, GAP (TM) IgM H. Pylori ELISA kit, Isletest(tm) GAD ELISA kit, IAA ELISA kit and IgG Food Additives Kit.

Class III - Isletest(tm) ICA ELISA kit, Isletest (tm), EZ PSA (Professional and
OTC).

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2009. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

The following products are FDA-cleared and may be sold to clinical laboratories, physician laboratories and/or retail outlets in the United States as well as internationally:

ACTH ELISA Kit
Anti-thyroglobulin ELISA kit
Anti-TPO ELISA Kit
AWARE(tm) Breast Self-Examination Kit
Calcitonin ELISA Kit
Drugs-of-Abuse Rapid Tests
Erythropoietin ELISA Kit
EZ-HCG Rapid Pregnancy Test
EZ-LH(tm) Rapid Ovulation Test
EZ Detect(tm) Fecal Occult Blood Test (Physician's package, OTC package) GAP IgG H. Pylori ELISA Kit
HS-CRP ELISA
Drugs-of-Abuse Rapid Tests
Myoglobin ELISA
PTH (Intact) ELISA Kit
Troponin I ELISA

The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

Allerquant(tm) IgG Food Intolerance ELISA Kit (90-foods, 14-foods, custom kits) Allerquant IgG Food Additives Kit
C-Peptide ELISA Kit
EZ-PSA Rapid Test
EZ-H. Pylori Rapid Test
Fortel Cat Allergy Test
Fortel(tm) Ultra Midstream Pregnancy Test
Fortel(tm) Ovulation Test
GAP(tm) IgM H. Pylori ELISA Kit
GAP(tm) IgA H. Pylori ELISA Kit
Isletest(tm) GAD ELISA Kit
Isletest(tm) ICA ELISA Kit
Isletest(tm) IAA ELISA Kit

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

INTERNATIONAL BUSINESS

Most of Biomerica's property and equipment are located within southern California. The Company currently has a minor amount of property and equipment located in Mexico. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31,                  2008                     2007

U.S. Customers                $1,359,000/27.5%         $2,107,000/36.7%
Asia                             854,000/17.3%            543,000/9.4%
Europe                         2,549,000/51.7%          2,378,000/41.4%
Middle East                       57,000/1.1%              64,000/1.1%
Oceania                            3,000/.0%              540,000/9.4%
S. America                        70,000/1.4%              75,000/1.3%
Other foreign                     35,000/1.0%              41,000/0.7%
--------------------------------------------------------------------------------
Total Revenues                $4,927,000/100%          $5,748,000/100%

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

INTELLECTUAL PROPERTY

We regard the protection of our copyrights, service marks, trademarks and trade secrets as important to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with most of our fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our product brands is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

BRANDS, TRADEMARKS, PATENTS

We registered the tradenames "Fortel", "Isletest", "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect", "Candiquant," "Candigen", "EZ-H.P." and "EZ-PSA". A trademark for "Aware" was issued and assigned in January 2002. Biomerica has co-patent rights to the EZ-Detect Fecal Occult Blood Test (FOBT). In addition, Biomerica holds the following patents: Immunotherapy Agents for Treatment of IgE Mediated Allergies and Allergen-thymic Hormone Conjugates for Treatment of IgE Mediated Allergies, U.S. Patent #5,275,814, issued January 4, 1994 and Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

EMPLOYEES

As of May 31, 2008, the Company employed 33 employees of whom 3 are part-time employees in the United States. The following is a breakdown between departments:

                                          2008                   2007
                                          ----                   ----

Administrative                              5                      4
Marketing & sales                           3                      3
Research & development                      3                      3
Production and operations                  22                     20
                                   ------------------    -------------------
Total                                      33                     30

In addition, Biomerica contracts with Lancer for the services of 16 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently leasing its facilities on a month-to-month agreement while it explores various other facility options. The facilities are owned and operated by Ms. Janet Moore (an officer and director of the Company), Ilse Sultanian, Susan Irani Rigdon and Jennifer Irani, some of whom are shareholders. Effective May 1, 2007, the monthly rent was set at $14,000. Management believes there would be no significant difference in the terms of the property rental if the Company was renting from a third party. Total gross rent expense for this facility was approximately $168,000 per year during the years ended May 31, 2008 and 2007, respectively.

As of May 31, 2008, we believe that our facilities and equipment are in suitable condition and are adequate to satisfy the current requirements of our Company. However, management is exploring alternative leasing space, which may be more beneficial to the needs of the Company and allow for a more efficient operation at a cost effective rate.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's obligations and commitments as of May 31, 2008:

                             Payments Due by Period

                                         LESS THAN
                            TOTAL         1 YEAR        1-3 YEARS       4 YEARS
                            -----         ------        ---------       -------
Shareholder debt*         $ 95,936       $ 95,936             --             --
Capital Leases            $  4,180       $  4,180             --             --
Equipment loan**          $162,993       $ 48,428       $109,855       $  4,710
                          --------       --------       --------       --------
Total                     $263,109       $148,544       $109,855       $  4,710

*  Paid in full on July 31, 2008.
** Payments as of May 31, 2008 were $5,038 per month at the interest rate of 9.5%. Effective July 16, 2008, the interest rate was reduced to a fixed rate of 8.0%.

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

                                             Bid Prices
                                             ----------
                                        High            Low
                                        ----            ---
Quarter ended:
May 31, 2008                           $1.26           $0.97
February 29, 2008                      $1.55           $1.10
November 30, 2007                      $1.80           $1.30
August 31, 2007                        $1.50           $0.71
May 31, 2007                           $0.80           $0.42
February 28, 2007                      $0.62           $0.40
November 30, 2006                      $0.59           $0.45
August 31, 2006                        $0.59           $0.42

As of May 31, 2008, the number of holders of record of Biomerica's common stock was approximately 891, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

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

During the past three fiscal years we completed the following private placement transactions exempt under Regulation D of the Securities Act of 1933, as amended:

                                           Class or Persons         Price per
   Date        Title          Amount            Sold To                Share         Total

                                          insider & qualified
   5/06        common         156,000          investors               $0.48        $ 74,880

The table below provides information relating to our equity compensation plans as of May 31, 2008:

                                                                                                   Securities Remaining
                                                                                              Available for Future Issuance
Securities                    Number Of Securities To Be           Compensation Plans            Under Compensation Plans
Plan                            Issued Upon Exercise Of         Weighted-Average Exercise     (Excluding those Reflected in
Category                          Outstanding Options         Price of Outstanding Options            First Column)

Equity compensation
Plans approved by                      1,130,125                          $0.54                           794,739
Securities holders

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-KSB MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS, AVAILABILITY OF RAW MATERIALS, THE STATE OF THE ECONOMY, RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES AND THE CONTINUED ABILITY OF THE COMPANY TO MAINTAIN THE LICENSES AND APPROVALS REQUIRED. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE MAY NOT UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS AND THE LACK OF SUCH UPDATE DOES NOT IMPLY THAT ACTUAL EVENTS ARE AS ORIGINALLY EXPRESSED BY SUCH FORWARD-LOOKING STATEMENTS. YOU SHOULD READ THE DISCLOSURES IN THIS REPORT AND OTHER REPORTS WHICH WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

Our consolidated net sales were $4,926,505 for fiscal 2008 compared to $5,748,319 for fiscal 2007. This represents a decrease of $821,814, or 14.3% for fiscal 2008. The decrease was due to the loss of a large foreign distributor at the end of fiscal 2007 as well as a larger than usual sale to a domestic chain drug store in fiscal 2007 that did not occur in fiscal 2008.

Cost of sales in fiscal 2008 as compared to fiscal 2007 decreased by $711,724 or 20.3%. The percentage of cost of sales relative to sales decreased from 60.9% to 56.7%, or by 4.2% due to a larger percent of inventory in work-in-process with associated labor and overhead costs capitalized at May 31, 2008.

Selling, general and administrative costs decreased in fiscal 2008 as compared to fiscal 2007 by $101,773 or 6.9%. The decrease was primarily due to lower commissions and advertising costs associated with screening programs.

Research and development expense was $259,085 in fiscal 2008 as compared to $256,101 in fiscal 2007. This is an increase of $2,984, or 1.2%. The Company continues to work on the development of several new products and anticipates that it will increase its efforts for development and product approvals in the next fiscal year.

Interest expense, net of interest income, decreased in fiscal 2008 as compared to fiscal 2007 by $19,061 or 54.4%. The change in interest expense resulted from the decrease in the balance on the shareholder/note payable, which was offset by an increased balance on the equipment line of credit. Interest income increased due to larger cash balances. This resulted in a lower net interest expense.

Other income increased by $1,109,505 in fiscal 2008 as compared to fiscal 2007. This increase was a result of one-time income from the sale of the Company's interest in Lancer Orthodontics as well as income received as a result of the one-time sale of a warrant held in Hollister-Stier.

Consolidated net income was $1,710,044 for the year ended May 31, 2008. This was a result of operating income of $509,489, plus other income of $1,133,555 plus tax benefit of $67,000. As of May 31, 2008, Biomerica had federal income tax net operating loss carryforwards of approximately $1,119,000, and research and development tax credit carry forwards of approximately $6,000. The federal net operating loss carry forwards begin to expire in 2021. The federal research and development tax credit carry forwards begin to expire in 2026. During the fiscal year ended May 31, 2008, the Company recognized $170,000 in income tax benefit from the release of previously allowed for net operating loss carryforwards which are expected to be used against future income.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2008, we had cash and current available for sale securities of $2,022,735 (see Note 2 of Notes to Consolidated Financial Statements) and working capital of $3,428,936. During 2008, cash used in operations was $194,595 as compared to cash provided by operations in fiscal 2007 of $463,708. During fiscal 2008, cash provided by investing activities was $1,515,695 as compared to cash used in investing activities of $62,695 in fiscal 2007. Cash of $264,782 and $112,695 for fiscal 2008 and 2007, respectively, was used for the purchase of property and equipment. In fiscal 2008 proceeds from the sale of marketable securities was $1,780,478. Cash provided by financing activities in fiscal 2008 was $184,380 as compared to cash used in financing activities of $4,027 in fiscal 2007. During fiscal 2008, Biomerica repaid shareholder debt of $61,056 as compared to $93,072 in fiscal 2007, which was offset by funds received from the equipment line of credit of $119,530 (offset by payments of $18,207). The change in cash and cash equivalents at May 31, 2008 compared to May 31, 2007 was an increase of $1,505,480.

SUBSEQUENT EVENTS

On July 31, 2008, the Company paid off the remaining principal and interest balance on the shareholder note payable.

In June 2008 warrants for 120,000 shares were exercised at $.25 per share which resulted in net proceeds to the Company of $30,000.

In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own mequiladora operation in Mexico at some time in the future.

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

Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Although the Company has achieved net income in increasing amounts over the last three fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2008, that $170,000 of previously allowed for deferred tax assets should be released, which resulted in an income tax benefit of $170,000 being recognized. Management will re-evaluate this determination periodically.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, that may affect the general economic climate and performance of Biomerica, Inc. or its customers.

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

INSURANCE COVERAGE

Biomerica currently carries various insurance policies including products liability ($2,000,000), general liability ($2,000,000), property insurance (personal property-$2,700,000), business income insurance ($1,316,252), employee benefit errors or omissions liability insurance ($1,000,000), commercial crime insurance ($100,000), crime insurance (pension plan) ($300,000), employee theft ($100,000), depositor's forgery ($100,000), commercial auto ($1,000,000), umbrella liability insurance ($1,000,000), workman's compensation insurance ($1,000,000), directors and officers' insurance ($3,000,000), group health, disability and life insurance. Biomerica's workman's compensation policy covers injuries to employees as a result of accidental contamination from or by hazardous materials.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company's financial statements.

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

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Accounting for the Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007, therefore Biomerica will not be required to adopt SFAS No. 159 until June 1, 2008. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes a defined measurement period that governs the time period within which the business combination must be reported. In addition, the revised standard significantly expands the scope of disclosure requirements. SFAS No. 141R is effective for annual periods beginning after December 15, 2008. The Company does not believe that the adoption of SFAS No. 141R will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except for non-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for annual periods beginning December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issue years and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exhibit 99.3, "Biomerica, Inc. and Subsidiary Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 8A. CONTROLS AND PROCEDURES

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework outlined by the Committee of Sponsoring Organizations (COSO). Our Management concluded that our internal control over financial reporting was effective as of May 31, 2008.

EVALUATION OF DISCLOSURE CONTROLS

As of May 31, 2008, Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2008, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the changes described in "Management's Report on Internal Control Over Financial Reporting" below, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

Company management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing improvements, as necessary and as funds allow.

Note: This 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

This information is incorporated by reference to the Company's proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the Company's proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2003, Biomerica entered into an agreement with Lancer whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2008, Biomerica has paid all applicable shelter fees.

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2008.

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

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Biomerica, Inc. and Subsidiary Consolidated Financial Statements For The Years Ended May 31, 2008 and 2007 and Independent Registered Public Accounting Firm's Report.

(b)  Reports on Form 8-K.

The following Forms 8-K are incorporated by reference to the Forms 8-K filed on the following dates: May 1, 2007, May 3, 2007, June 19, 2007, July 16, 2007, and May 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by PKF (San Diego) in 2008 and 2007 were as follows:

                                     2008               2007
                                     ----               ----

Audit fees                         $58,198 (1)        $50,000 (2)
Audit related fees
Tax fees                             9,874              5,362
All other fees                       3,792              1,732
                                   -------            -------
Total                              $71,864            $57,094

      (1)   Also includes fees to be billed in fiscal 2009 for fiscal 2008.
      (2)   Also includes fees to be billed in fiscal 2008 for fiscal 2007.

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

Of the services provided in fiscal 2008 and 2007, all fees and services were pre-approved by the audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIOMERICA, INC.
                                               Registrant

                                               By /s/ Zackary S. Irani
                                                  ------------------------------
                                                  Zackary S. Irani,
                                                  Chief Executive Officer

                                               Dated: 8/29/08

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani                                       Date: 8/29/08
-------------------------------------
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore                                            Date: 8/29/08
-------------------------------------
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.                                 Date: 8/29/08
-------------------------------------
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri                                         Date: 8/29/08
-------------------------------------
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.                              Date: 8/29/08
-------------------------------------
Jane Emerson,
M.D.,Ph.D. Director

/s/ John Roehm                                             Date: 8/29/08
-------------------------------------
John Roehm
Director

                         BIOMERICA, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS


Report Of Independent Registered Public Accounting Firm            FS-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of May 31, 2008                      FS-3

Consolidated Statements of Operations and Comprehensive
   Income for the Years Ended May 31, 2008 and 2007                FS-4 - FS-5

Consolidated Statements of Shareholders' Equity for the
   Years Ended May 31, 2008 and 2007                               FS-6 - FS-9

Consolidated Statements of Cash Flows for the Years
   Ended May 31, 2008 and 2007                                     FS-10 - FS-11

Notes to the Consolidated Financial Statements                     FS-12 - FS-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biomerica, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Biomerica, Inc. (a Delaware Corporation) and its subsidiary as of May 31, 2008 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years ended May 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. as of May 31, 2008, and the results of its consolidated operations and cash flows for the years ended May 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARE-BASED PAYMENT, as of June 1, 2006.

August 25, 2008                                   /s/ PKF
San Diego California                              Certified Public Accountants
                                                  A Professional Corporation


                                 BIOMERICA, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEET


                                                                                   May 31,
                                                                                    2008
                                                                               ----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $     2,022,380
  Available-for-sale securities                                                            355
  Accounts receivable, less allowance for doubtful accounts of $84,206                 614,330
  Inventories                                                                        1,764,202
  Deferred Tax Asset                                                                    35,000
  Prepaid expenses and other                                                           101,867
                                                                               ----------------

Total current assets                                                                 4,538,134
                                                                               ----------------

PROPERTY AND EQUIPMENT, at cost
  Equipment                                                                            897,664
  Furniture, fixtures and leasehold improvements                                       187,873
                                                                               ----------------
Total property and equipment                                                         1,085,537
                                                                               ----------------

ACCUMULATED DEPRECIATION                                                              (715,957)
                                                                               ----------------
Net property and equipment                                                             369,580
                                                                               ----------------

Deferred Tax Asset- long-term                                                          135,000

OTHER ASSETS                                                                            64,997
                                                                               ----------------
                                                                               $     5,107,711
                                                                               ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                473,539
  Accrued compensation                                                                 487,115
  Capital lease - short-term portion                                                     4,180
  Notes payable-shareholder                                                             95,936
  Loan for equipment purchase - current                                                 48,428
                                                                               ----------------
Total current liabilities                                                            1,109,198
                                                                               ----------------

Loan for equipment purchase - long-term                                                114,565


SHAREHOLDERS' EQUITY
  Common stock, $.08 par value; 25,000,000
    shares authorized; 6,489,839 shares and issued and outstanding                     519,186
  Additional paid in capital                                                        17,407,096
  Common stock subscribed                                                                3,000
  Accumulated other comprehensive loss                                                  (7,398)
  Accumulated deficit                                                              (14,037,936)
                                                                               ----------------
Total shareholders' equity                                                           3,883,948
                                                                               ----------------
                                                                               $     5,107,711
                                                                               ================

          See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.


                                BIOMERICA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                    YEARS ENDED MAY 31,
                                                               ------------------------------
                                                                    2008            2007
                                                               --------------  --------------
Net Sales                                                      $   4,926,505   $   5,748,319
Cost of sales                                                      2,790,883       3,502,607
                                                               --------------  --------------

GROSS PROFIT                                                       2,135,622       2,245,712
                                                               --------------  --------------

OPERATING EXPENSES
  Selling, general and administrative                              1,367,048       1,468,821
  Research and development                                           259,085         256,101
                                                               --------------  --------------

Total operating expenses                                           1,626,133       1,724,922
                                                               --------------  --------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX                  509,489         520,790

OTHER INCOME (EXPENSE)
  Interest expense, net of interest income                           (15,990)        (35,051)
  Other income, net                                                1,149,545          40,040
                                                               --------------  --------------

INCOME FROM CONTINUING OPERATIONS                                  1,643,044         525,779

INCOME TAX (BENEFIT) EXPENSE                                         (67,000)          16,769
                                                               --------------  --------------

INCOME FROM CONTINUING OPERATIONS                                  1,710,044         509,010

DISCONTINUED OPERATIONS
  Income from discontinued operations, net                                --          27,869
                                                               --------------  --------------

NET INCOME                                                     $   1,710,044   $     536,879


         See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.


                                BIOMERICA, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)


                                                                   YEARS ENDED MAY 31,
                                                               -----------------------------
                                                                    2008            2007
                                                               --------------  -------------

OTHER COMPREHENSIVE GAIN (LOSS), net of tax
  Unrealized gain (loss) on available-for-sale securities            673,030         (2,746)
  Reclassification adjustment, net of tax                           (450,711)            --

                                                               --------------  -------------

COMPREHENSIVE INCOME                                           $   1,932,363   $    534,133
                                                               ==============  =============

BASIC NET INCOME PER COMMON SHARE:
  Income from continuing operations                            $         .28   $        .09
  Income from discontinued operations                                    .00            .00
                                                               --------------  -------------

Basic net income per common share                              $         .28   $        .09
                                                               --------------  -------------

DILUTED NET INCOME  PER COMMON SHARE:
  Income from continuing operations                            $         .25   $        .08
  Income from discontinued operations                                    .00            .00
                                                               --------------  -------------

Diluted net income per common share                            $         .25   $        .08
                                                               ==============  =============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
  Basic                                                            6,125,981      5,929,445
                                                               ==============  =============

  Diluted                                                          6,978,039      6,513,477
                                                               ==============  =============


         See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.


                                                  BIOMERICA, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                            Common Stock
                                                            Common Stock             Additional              Subscribed
                                                     ----------------------------      Paid-in       ----------------------------
                                                        Shares         Amount          Capital          Shares         Amount
                                                     -------------  -------------  ----------------  -------------  -------------
Balances, May 31, 2006                                  5,766,681   $    461,333   $    17,064,324        156,000   $     74,880

Exercise of Stock Options                                  21,533          1,722             4,406             --             --

Change in unrealized gain (loss) on
   available-for-sale securities                               --             --                --             --             --

Compensation expense in connection with options and
   warrants granted                                            --             --           123,584             --             --

Private Placement                                         156,000         12,480            62,400       (104,000)       (49,920)

Private Placement - receivable                                 --             --                --        (52,000)       (24,960)

Net income                                                     --             --                --             --             --
                                                     -------------  -------------  ----------------  -------------  -------------

Balances, May 31, 2007                                  5,944,214        475,535        17,254,714             --             --
                                                     -------------  -------------  ----------------  -------------  -------------


                                                           (Continued)


                                                                               Accumulated
                                                                   Common         Other
                                                                    Stock     Comprehensive
                                                                 Subscribed      Income         Accumulated
                                                                 Receivable      (Loss)           Deficit          Total
                                                                ------------  -------------   ---------------  -------------
Balances, May 31, 2006                                          $   (24,960)  $   (226,971)   $  (16,284,859)  $  1,063,747

Exercise of Stock Options                                                --             --                --          6,128

Change in unrealized gain (loss) on available-for-sale
   securities                                                            --         (2,746)               --         (2,746)

Compensation expense in connection with options and warrants
   granted                                                               --             --                --        123,584

Private Placement                                                        --             --                --         24,960

Private Placement - receivable                                       24,960             --                --             --

Net Income                                                               --             --           536,879        536,879
                                                                ------------  -------------   ---------------  -------------

Balances, May 31, 2007                                                   --       (229,717)      (15,747,980)     1,752,552
                                                                ------------  -------------   ---------------  -------------


                                                           (Continued)


                                                  BIOMERICA, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED


                                                                                                            Common Stock
                                                            Common Stock             Additional              Subscribed
                                                     ----------------------------      Paid-in       ----------------------------
                                                        Shares         Amount          Capital          Shares         Amount
                                                     -------------  -------------  ----------------  -------------  -------------

Exercise of stock options & warrants                      545,625         43,651           115,735         12,000          3,000

Change in unrealized gain (loss)
  on available-for-sale securities                             --             --                --             --             --

Compensation expense in connection
  with options and warrants granted                            --             --            36,647             --             --

Net income                                                     --             --                --             --             --
                                                     -------------  -------------  ----------------  -------------  -------------

Balances, May 31, 2008                                  6,489,839   $    519,186   $    17,407,096         12,000   $      3,000
                                                     =============  =============  ================  =============  =============



                                                                               Accumulated
                                                                   Common         Other
                                                                    Stock     Comprehensive
                                                                 Subscribed      Income         Accumulated
                                                                 Receivable      (Loss)           Deficit          Total
                                                                ------------  -------------   ---------------  -------------

Exercise of stock options & warrants                                     --             --                --        162,386

Change in unrealized gain (loss) on available-for-sale
  securities                                                             --        222,319                --        222,319

Compensation expense in connection with options and
  warrants granted                                                       --             --                --         36,647

Net income                                                               --             --         1,710,044      1,710,044
                                                                ------------  -------------   ---------------  -------------

Balances, May 31, 2008                                                   --   $     (7,398)   $  (14,037,936)  $  3,883,948
                                                                ============  =============   ===============  =============


                           See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.


                                    BIOMERICA, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the Years Ended
                                                                                 May 31,
                                                                      ------------------------------
                                                                           2008            2007
                                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                                   $   1,710,044   $     509,010
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                          65,827          56,736
      Provision for losses on accounts receivable                            25,423          51,753
      (Gain) on sale of available-for-sale securities                    (1,147,845)             --
      Options issued                                                         36,647         123,584
      (Gain) loss on sale of equipment                                           --         (29,512)
      Changes in assets and liabilities:
        Accounts receivable                                                (134,986)          4,200
        Inventories                                                        (302,489)       (333,683)
        Prepaid expenses and other                                           25,768         (69,969)
        Notes receivable                                                      1,800           1,800
        Other assets                                                        (31,598)        (19,980)
        Accounts payable and other accrued expenses                        (192,710)         85,484
        Increase in deferred tax asset                                     (170,000)             --
        Accrued compensation                                                (80,476)         84,285
                                                                      --------------  --------------

Net cash (used in) provided by operating activities                        (194,595)        463,708
                                                                      --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                                  --          50,000
  Proceeds from sale of available-for-sale securities                     1,780,478              --
  Purchases of property and equipment                                      (264,783)       (112,695)
                                                                      --------------  --------------

Net cash provided by (used in) investing activities                       1,515,695         (62,695)
                                                                      --------------  --------------


                                             (Continued)


                                          BIOMERICA, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      For the Years Ended
                                                                                            May 31,
                                                                                --------------------------------
                                                                                     2008              2007
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on capital leases                                                           (4,394)           (3,714)
  Decrease of shareholder debt                                                        (61,056)          (93,072)
  Exercise of stock options and warrants                                              148,507             6,129
  Sale of common stock, net of offering expenses                                           --            24,960
  Borrowings on loan for equipment purchase                                           119,530            61,670
  Payments on loan for equipment                                                      (18,207)               --
                                                                                --------------    --------------
Net cash provided by (used in) financing activities                                   184,380            (4,027)
                                                                                --------------    --------------

Net change in cash and cash equivalents                                             1,505,480           396,986

CASH AND CASH EQUIVALENTS, beginning of year                                          516,900           119,914
                                                                                --------------    --------------

CASH AND CASH EQUIVALENTS, end of year                                          $   2,022,380     $     516,900
                                                                                ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

  CASH PAID DURING THE YEAR FOR:

    Interest                                                                    $      53,922     $      34,859
                                                                                ==============    ==============
    Income taxes                                                                $       4,523     $       1,600
                                                                                ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Unrealized gain (loss) on available-for-sale securities                       $     222,319     $      (2,746)
                                                                                ==============    ==============
  Non-cash exercise of warrants and options by reduction of note payable               10,878                --
                                                                                ==============    ==============
  Increases in deferred tax asset                                                     170,000                --
                                                                                ==============    ==============
  Subscribed stock  receivable                                                  $       3,000     $     (24,960)
                                                                                ==============    ==============


                   See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

                                                      FS-11

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

1.    ORGANIZATION AND LIQUIDITY

ORGANIZATION

Biomerica, Inc. and Subsidiary (collectively "the Company") are primarily engaged in the development, manufacture and marketing medical diagnostic kits. As of May 31, 2008 the Company had one operational unit.

LIQUIDITY

As of May 31, 2008, the Company had cash and current available-for-sale securities in the amount of $2,022,735 as compared to $517,432 on May 31, 2007 and working capital of $3,428,936. In May 2008 the Company sold its investment in Lancer Orthodontics, Inc., for a net amount of $1,083,444, which increased the cash position of the Company. In June, 2007, the Company also exercised a warrant and sold the underlying shares that it owned in Hollister-Stier (valued on the books at zero cost) for a net amount of $697,034.

In February 2007 the Company obtained a $200,000 working capital line of credit and was approved for a $200,000 equipment loan with Commercial Bank of California. The credit line and the equipment loan are collateralized by substantially all of the assets of the Company. As of May 31, 2008, $162,993 was owed on the equipment loan and there was no outstanding balance due on the working capital line of credit. Payments on the shareholder's note payable have been made during fiscal 2008 according to the agreement for repayment and, as a result, the balance on the note at May 31, 2008 was $95,936 as compared to $167,870 at May 31, 2007. On July 31, 2008, the Company paid the remaining principal and interest balance owed on the shareholder note payable.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2008 and 2007 (see Note 3) include the accounts of Biomerica, Inc. ("Biomerica") and ReadyScript, Inc. (as discontinued operations). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, available-for-sale securities, capital lease, shareholder debt, commercial bank line of credit, commercial bank equipment loan and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values at May 31, 2008.

CONCENTRATION OF CREDIT RISK

The Company, on occasion, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company's sales are not materially dependent on a single customer or a small group of customers. Biomerica had one customer which accounted for greater than 10% of its sales for the fiscal year ended May 31, 2008 and one customer which accounted for greater than 10% of its sales for the fiscal year ended May 31, 2007. The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. The Company monitors its accounts receivables balances closely. At May 31, 2008, three customers each accounted for greater than 10% of gross accounts receivable. At May 31, 2007, three customers each accounted for greater than 10% of gross accounts receivable.

For the year ended May 31, 2008 no company accounted for more than 10% of the purchases of raw materials for Biomerica. For the fiscal year ended May 31, 2007 three companies accounted for more than 30% of the purchases for Biomerica on an unconsolidated basis.

GEOGRAPHIC CONCENTRATION

Approximately $523,000 of Biomerica's gross inventory and $22,000 of Biomerica's property and equipment, net of accumulated depreciation and amortization, is located in Mexicali, Mexico.

CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts.

AVAILABLE-FOR-SALE SECURITIES

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in shareholders' equity. Available-for-sale securities consist of common stock of publicly-traded companies and are stated at market value in accordance with SFAS 115. Cost for purposes of computing realized gains and losses is computed on a specific identification basis. The proceeds from the sale of available-for-sale securities during fiscal 2008 was $1,780,478 and during fiscal 2007 it was $0. The change in the net unrealized holding gain
(loss) on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(222,319) and $(2,746) for the years ended May 31, 2008 and 2007, respectively. The Company has a total of $355 in available-for-sale securities at May 31, 2008.

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

Inventories approximate the following:

                                                      MAY 31,
                                                        2008
                                                  -----------------
Raw materials                                     $        687,959
Work in progress                                           570,011
Finished products                                          506,232
                                                  -----------------
Total                                             $      1,764,202
                                                  =================

Approximately $523,000 of Biomerica's gross inventory is located at its manufacturing facility in Mexicali, Mexico as of May 31, 2008.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense amounted to $65,827 and $56,736 for the years ended May 31, 2008 and 2007, respectively. At May 31, 2008, approximately $22,000 of Biomerica's property and equipment, net of accumulated depreciation and amortization, is located in Mexicali, Mexico.

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at May 31, 2008.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $2,588 and $5,175 for each of the years ended May 31, 2008 and 2007, respectively (see Note 4).

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

RISKS AND UNCERTAINTIES

Biomerica has entered into a royalty agreement which continues pursuant to which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $118,500 and $120,600 is included in cost of sales for this agreement for the years ended May 31, 2008 and 2007, respectively. Sales of products manufactured under this agreement comprise approximately 17.6% and 8% of total sales for the fiscal years ended May 31, 2008 and 2007, respectively. Biomerica may license other products or technology in the future as the Company deems necessary for conducting business.

Distribution - Biomerica has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product. There can be no assurance of the volume of product sales that may be achieved by such distributors. The Company has several large distributors which account for a significant portion of its business. The loss of one of these distributors could adversely affect the Company's financial results.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

Government Regulation - Biomerica's immunodiagnostic products are regulated in the United States as medical devices primarily by the FDA and as such, require regulatory clearance or approval prior to commercialization in the United States. Pursuant to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates, among other things, the clinical testing, manufacture, labeling, promotion, distribution, sale and use of medical devices in the United States. Failure of Biomerica to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant pre-market clearance or pre-market approval of devices, withdrawal of marketing approvals, and criminal prosecution.

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

European Community - Biomerica is required to obtain certification in the European community to sell products in those countries. The certification requires Biomerica to maintain certain quality standards. Biomerica has been granted certification and undergoes annual audits to assure that the Company remains in compliance with regulations. There is no assurance that Biomerica will be able to retain its certification in the future. The loss of business or the ability to conduct business in Europe could materially adversely affect the results of the Company.

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

Common stock performance - The common stock of the Company is subject to fluctuations as a result of a variety of factors including, but not limited to, financial results, general economic conditions, fluctuations in sales volumes and expenses, competition, and our failure to generate new products.

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

The fair value for granted options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended May 31, 2008 and 2007; risk free interest rates ranging from 3.09% to 5.1%; dividend yield of 0%; expected life of the options of two and a half and three and a half years; and volatility factors of the expected market price of the Company's common stock ranging from 60.39% to 75.53%.

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

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

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123R on June 1, 2006 and recognized stock based compensation which vested beginning in fiscal 2007 in the financial statements.

As of May 31, 2008 total compensation cost related to nonvested stock option awards not yet recognized totaled $31,965. The weighted-average period over which this amount is expected to be recognized is 1.88 years.

MINORITY INTEREST

At May 31, 2008 and 2007, Biomerica owned 88.9% of ReadyScript (see Notes 3 and
11), the business of which was discontinuted in 2001. ReadyScript's results of operations are reported under discontinued operations.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized.

SHIPPING AND HANDLING FEES AND COSTS

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the fiscal years 2008 and 2007, respectively, was $122,668 and $124,784. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

RESEARCH AND DEVELOPMENT

Research and development expenses are expensed as incurred. The Company expensed $259,085 and $256,101 of research and development expenses during the years ended May 31, 2008 and 2007, respectively.

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $57,000 and $90,460 for the years ended May 31, 2008 and 2007, respectively.

CURRENCY

The functional currency for the contractor for labor and facilities in Mexicali, (Lancer de Mexico) is primarily in dollars. However, the Company does incur some monthly charges that must be paid in pesos. The invoices are paid in pesos according to the current conversion rate at the time the invoice is paid. The currency that is used for our other international business is dollars. Therefore, all customers pay their invoices in dollars and we pay international vendors in dollars.

INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE" ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income/(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the years ended May 31, 2008 and 2007 was 150,000 and 201,999, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                           For the Years Ended
                                                                               May 31,
                                                                      ------------------------------
                                                                           2008            2007
                                                                      --------------  --------------
Numerator:
  Income from continuing operations                                   $   1,710,044   $     509,010
  Income from discontinued operations                                            --          27,869
                                                                      --------------  --------------

Numerator for basic and diluted net income per common share           $   1,710,044   $     536,879
                                                                      ==============  ==============

Denominator for basic net income per common share                         6,125,981       5,929,445
Effect of dilutive securities:
  Options and warrants                                                      852,058         584,032
                                                                      --------------  --------------

Denominator for diluted net income per common share                       6,978,039       6,513,477
                                                                      ==============  ==============

Basic net income per common share:
  Income from continuing operations                                   $        0.28   $        0.09
  Income from discontinued operations                                          0.00            0.00
                                                                      --------------  --------------

Basic net income per common share                                     $        0.28   $        0.09
                                                                      ==============  ==============
Diluted net income per common share:
  Income from continuing operations                                   $        0.25   $        0.08
  Net income from discontinued operations                                      0.00            0.00
                                                                      --------------  --------------
Diluted net income per common share                                   $        0.25   $        0.08
                                                                      ==============  ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an imbedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning June 1, 2007. The Company does not believe that the adoption of SFAS No. 155 has had a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company is required to adopt this statement as of June 1, 2007. The Company does not believe that the adoption of SFAS No. 156 has had a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 has had a material impact on the Company's financial statements.

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

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Accounting for the Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007, therefore Biomerica will not be required to adopt SFAS No. 159 until June 1, 2008. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except for non-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for annual periods beginning December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes a defined measurement period that governs the time period within which the business combination must be reported. In addition, the revised standard significantly expands the scope of disclosure requirements. SFAS No. 141R is effective for annual periods beginning after December 15, 2008. The Company does not believe that the adoption of SFAS No. 141R will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issue years and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its financial statements.

3.    CONSOLIDATED SUBSIDIARY

The ReadyScript subsidiary was a development-stage enterprise and required the raising of a significant amount of capital to fund its short-term working capital needs. The ReadyScript operations were discontinued in May 2001 (see
Note 11). The net assets and operating results of ReadyScript are included in the accompanying consolidated financial statements as discontinued operations.

                                                       For the Years Ended
                                                             May 31,
                                                  ------------------------------
                                                       2008            2007
                                                  --------------  --------------

Gain from continuing operations
    Discontinued operations of ReadyScript:
    Income from discontinued operations, net                 --          27,869
                                                  --------------  --------------

    Net income                                    $          --   $      27,869
                                                  ==============  ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

4.    INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consist of the following:

                                                             MAY 31,
                                                               2008
                                                          ---------------

Patents and other intangible                              $       36,465

Less accumulated amortization                                     36,465
                                                          ---------------
                                                          $           --
                                                          ===============

5.    RELATED PARTY TRANSACTIONS

NOTES PAYABLE -SHAREHOLDER

In March 2004 the Company signed a note payable for the principal and interest due at that time of $313,318 and agreed to a forbearance of any payments for the length of the agreement. The note payable was secured by all the Company's assets except for the Lancer common stock owned by Biomerica. The note was due September 1, 2004. On March 9, 2007 the Company entered into an additional agreement entitled "Second Amendment of the Note, Loan and Modification Agreement" which was filed as an exhibit to a Form 10-QSB on April 16, 2007. The agreement called for payment of overdue principal by August 31, 2007, agreement by Janet Moore to enter into a Commercial Subordination Agreement, pledge of additional collateral to Janet Moore (all of which is subordinate to the Commercial Bank of California) and the reduction by Moore of additional payments of $3,500 per month, depending on certain quarterly results of the Company, to $2,000 per month. There was $95,936 of outstanding principal and $0 of interest payable under this note payable at May 31, 2008. On July 31, 2008, the remaining principal and interest were paid.

During 2008 and 2007, the Company incurred $10,973 and $19,898, respectively, in interest expense related to the shareholder note payable.

During 2004, a shareholder/director advanced the Company $4,000. At May 31, 2008 and 2007 $1,659, was owed in interest payable on this loan and a previous loan of $10,000.

During fiscal 2007 a shareholder/director advanced the Company $15,000, $50,000 and $35,000 in short term loans. The loans were repaid in two days, twenty-five days and fourteen days, respectively. Interest of $388 was paid on the loans.

RENT EXPENSE

Biomerica, Inc. currently leases facilities from four individuals, some of whom are shareholders of the Company. Gross rent expense of approximately $168,000 was incurred during 2008 and 2007, for this lease. There was no rent payable at May 31, 2008.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

ACCRUED COMPENSATION

During fiscal 2002-2005, two officers, who are also shareholders of the Company, agreed to defer payment of a portion of their salaries. At May 31, 2008, $240,118 of deferred officer's salary is included in accrued compensation in the accompanying consolidated financial statements. No interest was accrued on the deferred wages until March 2007. As of March 1, 2007 the Company has been accruing interest at the rate of 8% per year. For the year ended May 31, 2008, $20,299 in interest expense was incurred.

Included in accrued compensation as of May 31, 2008 is vacation accrual of $171,998. Of this, approximately $121,000 is due to the former chief executive officer's estate. The Company is disputing the validity of this claim.

6.    SHAREHOLDERS' EQUITY

1995 AND 1999 STOCK OPTION AND RESTRICTED STOCK PLANS

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

The Company has 371,999 warrants outstanding at May 31, 2008, which are included in the table below. The warrants were issued in transactions related to financing, primarily as a component of private placements. The warrants are for restricted stock and have expiration dates ranging from five to ten years from date of issue. Purchase prices range from $0.25 to $3.00.

Activity as to stock options and warrants granted are as follows:

                                                            NUMBER                           WEIGHTED
                                                           OF STOCK                          AVERAGE
                                                         OPTIONS AND       PRICE RANGE       EXERCISE
                                                           WARRANTS         PER SHARE         PRICE
                                                           --------         ---------         -----
Options and warrants outstanding at May 31, 2007          2,053,249        $0.20-$3.00        $0.48
Options granted                                              41,000        $0.78-$1.30        $0.98
Options and warrants exercised                             (557,625)       $0.20-$0.73        $0.29
Options and warrants canceled or expired                    (34,500)       $0.33-$0.80        $0.69

Options and warrants outstanding at May 31, 2008          1,502,124        $0.25-$3.00        $0.76

The weighted average fair value of options and warrants granted during 2008 and 2007 was $0.98 and $0.74 respectively. The aggregate intrinsic value of options exercised during 2008 and 2007 was approximately $295,000 and $6,700, respectively. The aggregate intrinsic value of options outstanding at May 31, 2008 was approximately $579,600. The aggregate intrinsic value of options vested and exercisable at May 31, 2008 was approximately $543,400.

The following summarizes information about all of the Company's stock options and warrants outstanding at May 31, 2008. These options and warrants are comprised of those granted under the 1995 and 1999 plan and those granted outside of these plans.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

                                     WEIGHTED
                                     AVERAGE         WEIGHTED         NUMBER         WEIGHTED
   RANGE OF         NUMBER          REMAINING        AVERAGE       EXERCISABLE       AVERAGE
   EXERCISE       OUTSTANDING      CONTRACTUAL       EXERCISE           AT           EXERCISE
    PRICES       MAY 31, 2008     LIFE IN YEARS       PRICE        MAY 31, 2008       PRICE
    ------       ------------     -------------       -----        ------------       -----
$0.20 - $0.33         197,250           .85           $0.27             197,250       $0.27
$0.40 - $0.87       1,138,874          3.07           $0.55           1,023,499       $0.53
$1.30 - $3.00         166,000          1.36           $2.84             154,000       $2.96

STOCK ACTIVITY

In July 2006 the Company granted 10,000 stock options to purchase shares of common stock at an exercise price of $0.50 to one employee. The options vest over four years and have a term of five years. Management assigned a value of $3,636 to these options.

In February 2007 the Company granted 50,000 stock options to purchase shares of common stock at an exercise price of $0.57 to two directors. The options vest over three years and have a term of five years. Management assigned a value of $18,112 to these options.

In April 2007 the Company granted 163,500 stock options to purchase shares of common stock at an exercise price of $0.73 to various employees and consultants. The options vest over three years and have a term of five years. Management assigned a value of $72,489 to these options.

In April 2007 the Company granted 25,000 stock options to purchase shares of common stock at an exercise price of $0.76 to a new director. The options vest over three years and have a term of five years. Management assigned a value of $11,632 to these options.

In May 2007 the Company granted 171,000 stock options to purchase shares of common stock at an exercise price of $0.80 to various employees and officers of the Company. The options vest over three years and have a term of five years. Management assigned a value of $78,895 to these options.

In July 2007 the Board of Directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then will vest one quarter per year thereafter. The option is exercisable at a price of $0.78 per share and expires in five years. Management assigned a value of $10,541 to this option.

In November 2007 the Board of Directors granted stock options for 16,000 options to employees of the Company. The options vested one quarter immediately and then will vest one quarter per year thereafter. The options are at the exercise price of $1.30 and expire in five years. Management assigned a value of $10,952 to these options

During the fiscal year ended May 31, 2007, options to purchase 21,533 shares were exercised at prices ranging from $0.20 to $0.42 per share. Total proceeds to the Company were $6,130.

During the fiscal year ended May 31, 2008, options and warrants to purchase 557,625 shares were exercised at prices ranging from $0.20 to $0.73. Total proceeds to the Company were $162,386.

Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the expected life of the option, taking into consideration cancellations, exercises and expirations. A discount rate equivalent to the expected life of the option is calculated using Treasury constant maturity interest rates. For the options granted in fiscal 2008 Biomerica used the simplified method (as defined in SAB 107) for calculating the expected life of an option because estimating the expected life is difficult based on historical data. The historical volatility of the stock is calculated using weekly historical closing prices for the length of the vesting period as reported by Yahoo Finance. For purposes of the SFAS 123 footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the board approval of such issuance.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

7.    INCOME TAXES

Income tax (benefit) expense from continuing operations for the years ended May 31, 2008 and 2007 consists of the following current (benefit) provisions:

                                                                         May 31,
                                                               ------------------------------
                                                                    2008            2007
                                                               --------------  --------------
U.S. Federal                                                   $    (149,000)  $      11,769
State and local                                                       82,000           5,000
                                                               --------------  --------------
                                                               $     (67,000)  $      16,769
                                                               ==============  ==============

Income tax benefit expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following:

                                                                         May 31,
                                                               -----------------------------
                                                                    2008            2007
                                                               --------------  --------------
Computed "expected" tax expense benefit                        $     575,000   $     188,000
Increase (reduction) in income taxes resulting from:
  Tax credits - true up of carryforwards                             148,000          (2,000)
  Change in valuation allowance                                     (731,000)       (206,000)
  State income taxes, net of federal benefit                          94,000          31,000
  Tax benefit from the release of deferred tax allowance            (170,000)             --
  Other                                                               17,000           5,769
                                                               --------------  --------------
                                                               $     (67,000)  $      16,769
                                                               ==============  ==============

The tax effect of temporary differences that give rise to significant portions of liabilities are presented below.

                                                                           May 31,
                                                               ------------------------------
                                                                    2008            2007
                                                               --------------  --------------
Deferred tax assets:
  Accounts receivable, principally due to allowance for
    doubtful accounts and sales returns                        $      34,000   $      24,000
  Compensated absences and deferred payroll                          196,000         170,000
  Net operating loss carryforwards                                   391,000         908,000
  Tax credit carryforwards                                             6,000         154,000
  Accumulated depreciation of property and equipment                  16,000          16,000
  Other                                                               93,000          25,000

Less valuation allowance                                            (566,000)     (1,297,000)
                                                               --------------  --------------
Net deferred tax asset                                         $     170,000   $           0
                                                               ==============  ==============

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

The Company has provided a valuation allowance for $566,000 as of May 31, 2008. Although the Company has achieved net income in increasing amounts over the last three fiscal years, predicting future taxable income is difficult and influenced by many factors. After analyzing our tax position, Management has provided such allowance against deferred tax assets. In fiscal 2008 Management recorded a net deferred tax asset of $170,000. Management will re-evaluate this determination periodically.

At May 31, 2008, the Company has federal income tax net operating loss carryforwards of approximately $1,119,000. The federal net operating loss carryforwards begin to expire in 2021. At May 31, 2008 the Company has federal research and development tax credit carryforwards of approximately $6,000. The federal credits begin to expire in 2026.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss ("NOL") and credit carryforwards may be limited by statute because of a cumulative change in ownership of more than 50%. Pursuant to Sections 382 and 383 of the Code, the annual use of the Company's NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in a three year period. Based on management's analysis the Company does not believe that a cumulative change in ownership of greater than 50% has taken place.

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken on a tax return. For the fiscal year ended May 31, 2008 and 2007 the Company did an analysis of its FIN 48 position and has not identified any uncertain tax positions as defined under FIN
48. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as income taxes in the financial statements.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

8.    BUSINESS SEGMENTS

Reportable business segments are identified by product line and for the years ended May 31, 2008 and 2007 are as follows:

Operating income from discontinued segment:
  ReadyScript                                                  $          --   $      27,869
                                                               --------------  --------------
Total                                                          $          --   $      27,869
                                                               ==============  ==============

  Domestic long-lived assets, net:
  Medical diagnostic products                                  $     348,000   $     140,000
                                                               --------------  --------------
Total                                                          $          --   $     140,000
                                                               ==============  ==============

  Foreign long-lived assets, net:
  Medical diagnostic products                                  $      22,000   $      28,000
                                                               --------------  --------------
Total                                                          $      22,000   $      28,000
                                                               ==============  ==============

The Company operates in one business segment, Medical Diagnostic Products.

The net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during fiscal years 2008 and 2007. Biomerica had one customer which accounted for greater than 10% of its sales for the fiscal year ended May 31, 2008 and one customer which accounted for greater than 10% of its sales for the fiscal year ended May 31, 2007.

Geographic information regarding net sales is as:


                                                                    2008            2007
                                                               --------------  --------------
Net sales:
  United States                                                $   1,359,000   $   2,107,000
  Europe                                                           2,549,000       2,378,000
  South America                                                       70,000          75,000
  Middle East                                                         57,000          64,000
  Asia                                                               854,000         543,000
  Oceania                                                              3,000         540,000
  Other foreign                                                       35,000          41,000
                                                               --------------  --------------
Total net sales                                                $   4,927,000   $   5,748,000
                                                               ==============  ==============

Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Identifiable assets are held primarily in the United States.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

9.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is currently leasing its facilities on a month-to-month basis while management explores various other facility options. The facilities are owned and operated by four individuals, some of whom are shareholders and one of whom is an officer and director. Effective May 1, 2007 the monthly rent was set at $14,000. Management believes there would be no significant difference in the terms of the property rental if the Company leased from a third party. Total rent expense for this facility was approximately $168,000 during each of the years ended May 31, 2008 and 2007.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2008, except for proceedings related to the collection of accounts receivable which have been previously reserved for.

CONTRACT

During the first quarter of fiscal 2006 the Company entered into an agreement with another company for the purpose of developing certain technology for Biomerica. The total amount of the contract was for $55,000, with a 40% down payment required and milestone payments for the balance of the contract. The balance due at May 31, 2007 was $16,500. On June 5, 2006, a milestone payment of $16,500 was made which was included in payables as of May 31, 2006. The remaining $16,500 has not been recorded as a liability at May 31, 2008 due to the fact that payment of it is contingent upon performance of certain functions by the contractor. The Company does not expect to make payment in the future on this contract because complete performance of the contract has not been achieved and the contract has been discontinued.

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

Any outstanding balance on the Promissory Note for Loan #0100000250 (up to $200,000) is due at the maturity date on September 1, 2008. On August 21, 2008, Commercial Bank of California agreed to an extension of the working capital line of credit for an additional sixty days to allow time to work on its renewal. Accrued unpaid interest on the outstanding balance is due on a monthly basis. The initial interest rate was 9.75% and is subject to change based on changes in the Wall Street Journal Prime Rate. The interest rate is set at 1.500 percentage points over the Index. As of May 31, 2008 no balance was due on this note.

                         BIOMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2008 AND 2007

With respect to the balance due on Promissory Note for Loan #0100000251, nine monthly consecutive interest payments, beginning April 1, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate, plus a margin of 1.250 percentage points were due. In addition, 47 monthly consecutive principal and interest payments in the initial amount of $5,038.21 each (assuming a balance of $200,000), beginning January 1, 2008, with interest calculated on the unpaid principal balances at an interest rate of 9.500%, and one principal and interest payment of $5,038.46 on December 1, 2011, with interest calculated on the unpaid principal balances at an interest rate of 9.500% are due. As of May 31, 2008 the balance due on this loan was $162,993. On July 16, 2008, Commercial Bank of California agreed to lower the interest rate on the equipment loan to a fixed rate of 8%.

Future maturities of the Shareholder note and commercial line of credit are as follows:

Year Ended May 31,
              2009                $   144,364
              2010                     51,019
              2011                     54,782
              2012                      8,764
                                  -----------
Total obligation                      258,929
Less current portion                  144,364
                                  -----------
Long-term portion                 $   114,565
                                  ===========

10.   DISCONTINUED OPERATIONS

The following summarizes the net liabilities of the discontinued operations, ReadyScript, as of May 31, 2008 and the results of its operations for each of the years in the two-year period ended May 31, 2008.

Balance Sheet Items:

                                                                                    May 31,
                                                                                      2008
                                                                                 --------------
Assets:
  Miscellaneous receivable                                                       $       5,304
Less liabilities:
  Accrued expenses                                                                       4,709
                                                                                 --------------
Net liabilities                                                                  $         595
                                                                                 ==============

Results of its operations items:

                                                                      Years Ended May 31,
                                                                 ------------------------------
                                                                      2008            2007
                                                                 --------------  --------------
Legal settlements and debt forgiveness                           $          --   $      27,869
Cost and expenses:
  General and administrative (reduction of previous expenses)               --              --
                                                                 --------------  --------------
Total costs and expenses                                                    --              --
                                                                 --------------  --------------
Income from operations                                           $          --   $      27,869
                                                                 ==============  ==============

11.   SUBSEQUENT EVENTS

On July 31, 2008, the Company paid off the remaining principal and interest balance on the shareholder note payable.

In June 2008 warrants for 120,000 shares were exercised at $.25 per share which resulted in net proceeds to the Company of $30,000.

In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own mequiladora operation in Mexico at some time in the future.