Form 10-Q
period 2008-08-31
BIOMERICA INC
filed 2008-10-15
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:  0-8765

                                 BIOMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                95-2645573
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No.

1533 Monrovia Avenue, Newport Beach, California                    92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111
--------------------------------------------------------------------------------

                                (Not applicable)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer  [ ]        Accelerated filer  [ ]

         Non-accelerated filer    [ ]        Smaller reporting company  [X]


Indicated by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,631,039 shares of common stock, par value $.08, as of October 15, 2008.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Income (unaudited) - Three Months Ended
         August 31, 2008 and 2007........................................ 1 & 2

         Consolidated Balance Sheet (unaudited)
         August 31 and (audited) May 31, 2008............................ 3 & 4

         Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended August 31, 2008 and 2007.....................     5

         Notes to Consolidated Financial Statements (unaudited) .........   6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data..................................... 10-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    12

Item 4.  Controls and procedures.........................................    13

PART II  Other Information...............................................    14

Item 1.  Legal Proceedings...............................................    14

Item 1A. Risk Factors....................................................    14

Item 2.  Unregistered Sales of Equity Securities & Use of Proceeds.......    14

Item 3.  Defaults upon Senior Securities.................................    14

Item 4.  Submission of Matters to a Vote of Security Holders.............    14

Item 5.  Other Information...............................................    14

Item 6.  Exhibits........................................................    14

         Signatures......................................................    15

                                  PART I - FINANCIAL INFORMATION
                                 SUMMARIZED FINANCIAL INFORMATION
                                   ITEM 1. FINANCIAL STATEMENTS

                                          BIOMERICA, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                          Three Months Ended
                                                                               August 31,
                                                                          2008           2007
                                                                       -----------    -----------

Net sales ..........................................................   $ 1,194,345    $ 1,340,065

     Cost of sales .................................................      (661,216)      (735,621)
                                                                       -----------    -----------
     Gross profit ..................................................       533,129        604,444
                                                                       -----------    -----------

Operating Expenses:
     Selling, general and administrative ...........................       338,883        320,283
     Research and development ......................................        46,988         69,744
                                                                       -----------    -----------
                                                                           385,871        390,027
                                                                       -----------    -----------

Operating gain from operations .....................................       147,258        214,417
                                                                       -----------    -----------

Other Expense (income):
     Interest (income) expense .....................................         9,671         12,543
     Other income, net .............................................       (12,022)      (707,754)
                                                                       -----------    -----------

                                                                            (2,351)      (695,211)
                                                                       -----------    -----------


Income before income taxes .........................................       149,609        909,628

Income tax expense .................................................         8,797         24,242
                                                                       -----------    -----------

Net income .........................................................   $   140,812    $   885,386
                                                                       ===========    ===========



                                         BIOMERICA, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME (UNAUDITED) - Continued



Other comprehensive income, net of tax
  Unrealized gain on available-for-sale securities ...........     $         25    $      34,299
                                                                   ------------    -------------

Comprehensive income .........................................     $    140,837    $     919,685
                                                                   ============    =============

Basic net income per common share ............................     $        .02    $         .15
                                                                   ============    =============


Diluted net income per common share ..........................     $        .02    $         .13
                                                                   ============    =============

Weighted average number of common and common equivalent shares:
     Basic ...................................................        6,587,114        5,952,730
                                                                   =============   =============
     Diluted .................................................        7,096,130        7,070,187
                                                                   ============    =============


The accompanying notes are an integral part of these statements.


                                               BIOMERICA, INC.
                                         CONSOLIDATED BALANCE SHEET


                                                                                 August 31,        May 31,
                                                                                   2008              2008
                                                                                (unaudited)       (audited)
                                                                                -----------      -----------
Assets

Current Assets
    Cash and cash equivalents ...............................................   $ 1,960,826      $ 2,022,380
    Available for-sale securities ...........................................           380              355
    Accounts receivable, less allowance for doubtful accounts of $86,972
     and $84,206, respectively                                                      524,003          614,330
    Inventories, net ........................................................     1,954,502        1,764,202
    Prepaid expenses and other ..............................................        87,446          101,867
    Deferred tax asset.......................................................        35,000           35,000
                                                                                -----------      -----------
          Total Current Assets ..............................................     4,562,157        4,538,134

Property and Equipment, net of accumulated depreciation and amortization ....       381,294          369,580

Deferred Tax Asset...........................................................       135,000          135,000

Other Assets ................................................................        75,066           64,997
                                                                                -----------      -----------
                                                                               $  5,153,517      $ 5,107,711
                                                                               ============      ===========


The accompanying notes are an integral part of these statements.


                                                BIOMERICA, INC.
                                     CONSOLIDATED BALANCE SHEET - Continued


                                                                                 August 31,          May 31,
                                                                                   2008               2008
                                                                                (unaudited)         (audited)
                                                                                ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities .............................     $    469,161      $    473,539
     Accrued compensation .................................................          471,568           487,115
     Current portion of shareholder loan ..................................               --            95,936
     Capital lease - short term portion ...................................            2,976             4,180
     Equipment loan - short term portion ..................................           50,225            48,428
                                                                                ------------      ------------
          Total Current Liabilities .......................................          993,930         1,109,198

Loan for equipment purchase ...............................................          101,521           114,565

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,621,839 and 6,489,839 in at August 31, 2008
       and May 31, 2008, respectively .....................................          529,746           519,186
     Additional paid-in-capital ...........................................       17,432,819        17,407,096
     Accumulated other comprehensive loss .................................           (7,373)           (7,398)
     Common stock subscribed ..............................................               --             3,000
     Accumulated deficit ..................................................      (13,897,126)      (14,037,936)
                                                                                ------------      ------------

Total Shareholders' Equity ................................................     $  4,058,066      $  3,883,948
                                                                                ------------      ------------

Total Liabilities and Shareholders' Equity ................................     $  5,153,517      $  5,107,711
                                                                                ============      ============


The accompanying notes are an integral part of these statements.


                                            BIOMERICA, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended August 31,                                         2008             2007
                                                                          -----------      -----------
Cash flows from operating activities:
Net income from continuing operations ...............................     $   140,812      $   885,386

Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization ..................................          21,048           15,227
     Stock option expense ...........................................           3,283            6,581
     Provision for losses on accounts receivable ....................           2,766            4,509
     Changes in current assets and liabilities:
       Accounts Receivable ..........................................          87,561         (239,474)
       Inventories ..................................................        (190,300)          19,215
       Prepaid expenses and other assets ............................           4,352          (24,123)
       Accounts payable and other accrued liabilities ...............          (4,380)         (94,078)
       Accrued compensation .........................................         (15,547)         (95,627)
                                                                          -----------      -----------

Net cash provided by operating activities ...........................          49,595          477,616
                                                                          -----------      -----------

Cash flows from investing activities:
          Purchases of property and equipment .......................         (32,762)          (5,588)
                                                                          -----------      -----------
Net cash used in investing activities ...............................         (32,762)          (5,588)
                                                                          -----------      -----------

Cash flows from financing activities:
     Paydown on shareholder loan ....................................         (95,936)         (14,867)
     Exercise of stock options and warrants .........................          27,000           17,533
     Payment of common stock subscribed .............................           3,000               --
     Payments on capital lease ......................................          (1,204)          (1,034)
     Payment of equipment loan ......................................         (11,247)              --
                                                                          -----------      -----------

Net cash (used in) provided by financing activities .................         (78,387)           1,632
                                                                          -----------      -----------
Net (decrease) increase in cash and cash equivalents ................         (61,554)         473,660

Cash and cash equivalents at beginning of period ....................       2,022,380          516,899
                                                                          -----------      -----------
Cash and cash equivalents at end of period ..........................     $ 1,960,826      $   990,559
                                                                          ===========      ===========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the quarter for:
     Interest .......................................................     $    10,062      $     8,080
     Taxes ..........................................................              --            1,600
                                                                          ===========      ===========
  Change in unrealized holding loss on available-for-sale
    securities ......................................................     $       (25)     $    34,299
                                                                          ===========      ===========


The accompanying notes are an integral part of these statements.

                                                  5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2008

(1) In December 2004, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting For Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant- date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. As of the beginning of fiscal 2007, June 1, 2006, the Company began using this method.

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

For the three months ended August 31, 2008 and 2007 the Company expensed $3,283 and $6,581 of stock option expense due to SFAS 123(R) in its financial statements, respectively.

(2) The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2008:

                                                                    Weighted
                                                                     Average
                            Number of Options and Warrants          Exercise
                       Employee     Non-employee       Total         Price
                      ----------     ----------     ----------     ----------
Outstanding
May 31, 2008           1,346,958        155,166      1,502,124     $     0.76

Granted                       --             --             --             --

Exercised               (100,000)       (20,000)      (120,000)          0.25

Cancelled or expired     (19,500)            --        (19,500)          0.69
                      ----------     ----------     ----------     ----------
Outstanding
August 31, 2008        1,227,458        135,166      1,362,624     $     0.81
                      ==========     ==========     ==========     ==========

(3) The information set forth in these condensed consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

(4) The unaudited Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Consolidated Balance Sheet data as of May 31, 2008 was derived from audited financial statements. The accompanying interim Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2008. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

(5) Aggregate cost exceeded market value of available-for-sale securities by approximately $7,373 and $7,398 at August 31 and May 31, 2008, respectively.

(6) Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of biological chemicals. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventories approximate the following:

                                                    August 31,
                                                       2008
                                                  --------------
Raw materials                                     $      736,392
Work in progress                                         683,714
Finished products                                        534,396
                                                  --------------
Total                                             $    1,954,502
                                                  ==============

Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.

(7) Earnings Per Share

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

                                                              AUGUST 31,
                                                          2008           2007
--------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                  $  140,812     $  885,386

================================================================================

Denominator for basic net income
    per common share                                   6,587,114      5,952,730
Effect of dilutive securities:
   Options and warrants                                  509,016      1,117,457
--------------------------------------------------------------------------------

Denominator for diluted net income per common share    7,096,130      7,070,187
================================================================================


Basic net income per common share                     $      .02     $     0.15
================================================================================


Diluted net income per common share                   $      .02     $     0.13
================================================================================

(8)In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes a defined measurement period that governs the time period within which the business combination must be reported. In addition, the revised standard significantly expands the scope of disclosure requirements. SFAS No. 141R is effective for annual periods beginning after December 15, 2008. The Company does not believe that the adoption of SFAS No. 141R will have a material impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial Guarantee insurance contracts issued by insurance enterprises. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 163 will have any impact on its financial statements.


(9) Financial information about foreign and domestic operations and export sales is as follows:

                                                     For the Three Months Ended
                                                      8/31/08         8/31/07
                                                     ----------      ----------

    Revenues from sales to unaffiliated customers:
    United States                                    $ 191,000       $  335,000
    Asia                                               280,000          318,000
    Europe                                             680,000          648,000
    South America                                       35,000           21,000
    Middle East                                          7,000            4,000
    Other                                                1,000           14,000
                                                     ----------      ----------
                                                     $1,194,000      $1,340,000
                                                     ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(10) In April 2007 the board of directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then one quarter per year thereafter. The option is at the exercise price of $0.76 per share and expires in five years. Management assigned a value of $11,632 to this option.

In April 2007 the board of directors granted stock options for 163,500 options to employees and consultants of the company. The options vested one half immediately and then one quarter per year thereafter. The options are at the exercise price of $0.73 and expire in five years. Management assigned a value of $72,489 to these options.

In May 2007 the board of directors granted stock options for 171,000 options to certain officers and employees. The options vested one half immediately and then one quarter per year thereafter. The options are at the exercise price of $0.80 and expire in five years. Management assigned a value of $78,895 to these options.

In July 2007 the board of directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then one quarter per year thereafter. The option is at the exercise price of $0.78 per share and expires in five years. Management assigned a value of $10,541 to this option.

In November 2007 the board of directors granted stock options for 16,000 options to various employees. The options vested one quarter immediately and then one quarter per year thereafter. The options are at the exercise price of $1.30 per share and expire in five years. Management assigned a value of $10,952 to these options.

During the year ended May 31, 2008, 557,625 options and warrants to purchase Biomerica, Inc., common stock were exercised. The options were at prices ranging from $0.20 to $0.73. The total proceeds to the Company were $162,386.

During the quarter ended August 31, 2008, 120,000 warrants to purchase Biomerica, Inc. common stock were exercised. The warrants had an exercise price of $0.25 per share. Total proceeds to the Company were $30,000.

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

(11) In July 2008, the Company paid off the principal and interest balance owed on the shareholder note payable.

(12) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2008. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2008.

(13) In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own mequiladora operation in Mexico at some time in the future.

(14) Subsequent Events

During September 2008 an employee exercised 4,200 options to purchase common stock at an exercise price of $0.33 per share. Total proceeds to the Company were $1,386.

During October 2008 an employee exercised 5,000 options to purchase common stock at an exercise price of $0.40 per share. Total proceeds to the Company were $2,000.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $1,194,345 for the first quarter of fiscal 2009 as compared to $1,340,065 for the same period in the previous year. This represents a decrease of $145,720 or 10.9% for the quarter ended August 31, 2008 as compared to the quarter ended August 31, 2007. The decrease was primarily due to less screening programs being conducted by certain drug stores this quarter which resulted in lower sales of the EZ Detect product.


         Cost of sales in the first quarter of fiscal 2009 were $661,216, or 55.4% of sales as compared to $735,621, or 54.9% of sales in fiscal 2008. Cost of sales as a percentage of sales in fiscal 2008 increased by .5%.

         Selling, general and administrative costs increased by $18,600, or 5.8% for the period ended August 31, 2008 as compared to the period ended August 31, 2007. The increase was primarily the result of higher wages and accounting related to our SOX 404 project . Research and development decreased by $22,756, or 32.6% for period ended August 31, 2008 as compared to the period ended August 31, 2007, due to a reduction in personnel and lower materials costs. The decrease in personnel and materials cost was temporary and should increase again in the second quarter as work on certain research projects intensifies.

         For the three months ended August 31, 2008, other income of $12,022 was realized as compared to $707,754 in the same period in the prior fiscal year. This decrease was due to one-time benefit of $697,034 in fiscal 2008, which was realized from the sale of a marketable security which had been carried on the Company's books at zero. The balance of the increase was due to interest income on the Company's cash balances.

         Interest income, net of interest expense, decreased by $2,872 due to lower interest expense due to lower balances on notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31 and May 31, 2008, the Company had cash and available-for-sale securities in the amount of $1,961,206 and $2,022,735 and working capital of $3,568,227 and $3,428,936, respectively.

         During the quarter ended August 31, 2008 the Company operations provided cash of $49,595 as compared to $477,616 in the prior fiscal year. The decrease was primarily due to the one-time other income of $707,754 in fiscal 2008 as well as an increase in inventory during the current year of $209,515, which was partially offset by the collection on accounts receivable of $327,035. Cash used by financing activities in fiscal 2009 was $78,387 as compared to cash provided by financing activities for fiscal 2008 of $1,632. The major reason for this increase was the $95,936 used to pay off the shareholder note. The Company invested $32,762 in the purchase of fixed assets in fiscal 2009 as compared to $5,588 in the prior fiscal year.

         In February 2007 the Company obtained a $200,000 working capital line of credit and was approved for a $200,000 equipment loan with Commercial Bank of California. The credit line and the equipment loan are collateralized by substantially all of the assets of the Company. As of August 31, 2008 $151,846 was owed on the equipment loan and there was no outstanding balance due on the working capital line of credit. In August 2008 Commercial Bank of California extended the expiration date on the line of credit of $200,000, which was scheduled to expire September 1, 2008, until November 1, 2008, while terms of a new line of credit can be evaluated by both parties.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements contained in the Company's annual report on Form 10KSB for the period ended May 31, 2008, describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

         Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Although the Company has achieved net income in increasing amounts over the last three fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2008, that $170,000 of previously allowed for deferred tax assets should be released, which resulted in an income tax benefit of $170,000 being recognized during fiscal year end May 31, 2008. Management re-evaluated this at August 31, 2008 and determined that the deferred tax asset should remain at $170,000.

         The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the quarters ended August 31, 2008 and 2007, respectively, was $24,872 and $34,893. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

         Please refer to the annual report on Form 10-KSB for the period ended May 31, 2008 for an in-depth discussion of risk factors.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 31, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended August 31, 2008, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  None.

Item 1A. RISKS AND UNCERTAINTIES.

         You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, that may affect the general economic climate and performance of Biomerica, Inc.or its customers.

         Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributions could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

Item 5.  OTHER INFORMATION.  None.

Item 6.  EXHIBITS.

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
         - Zackary S. Irani.
31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
         - Janet Moore.
32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
         - Zackary S. Irani.
32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
         - Janet Moore.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 2008

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer