Form 10-Q
period 2008-11-30
BIOMERICA INC
filed 2009-01-14
CIK 73290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                                       OR

[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ______________

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

                          Yes  [X]        No  [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer    [ ]     Accelerated filer          [ ]

         Non-accelerated filer      [ ]     Smaller reporting company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ ]        No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,631,039 shares of common stock as of January 14, 2009.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) - Six and Three Months Ended
         November 30, 2008 and 2007........................................... 1

         Consolidated Balance Sheet (unaudited) -
         November 30, 2008 and (audited) May 31, 2008 .....................2 & 3

         Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended November 30, 2008 and 2007...........................4

         Notes to Consolidated Financial Statements (unaudited) .............5-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data........................................9-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........12

Item 4.  Controls and procedures..............................................13

PART II  Other Information....................................................14

Item 1.  Legal Proceedings....................................................14

Item 1A. Risk Factors.........................................................14

Item 2.  Unregistered Sales of Equity Securities & Use of Proceeds............14

Item 3.  Defaults upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................14

         Signatures...........................................................15


                                                  PART I - FINANCIAL INFORMATION
                                                 SUMMARIZED FINANCIAL INFORMATION
                                                   ITEM 1. FINANCIAL STATEMENTS

                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                         Six Months Ended                  Three Months Ended
                                                                            November 30,                      November 30,
                                                                        2008            2007              2008             2007
                                                                    -----------      -----------      -----------      -----------

Net sales .....................................................     $ 2,314,920      $ 2,367,599      $ 1,120,575      $ 1,027,534

     Cost of sales ............................................       1,448,977        1,276,809          787,761          541,188
                                                                    -----------      -----------      -----------      -----------
     Gross profit .............................................         865,943        1,090,790          332,814          486,346
                                                                    -----------      -----------      -----------      -----------

Operating Expenses:
     Selling, general and administrative ......................         709,495          741,920          370,612          421,637
     Research and development .................................         116,460          128,190           69,472           58,446
                                                                    -----------      -----------      -----------      -----------
                                                                        825,955          870,110          440,084          480,083
                                                                    -----------      -----------      -----------      -----------

Operating gain (loss) from continuing operations ..............          39,988          220,680         (107,270)           6,263
                                                                    -----------      -----------      -----------      -----------

Other Expense (income):
     Interest expense .........................................          17,454           15,448            7,783           11,830
     Other income, net ........................................         (18,999)        (707,754)          (6,977)          (8,925)
                                                                    -----------      -----------      -----------      -----------
                                                                         (1,545)        (692,306)             806            2,905
                                                                    -----------      -----------      -----------      -----------

Income tax expense ............................................           3,737           24,242           (5,060)              --
                                                                    -----------      -----------      -----------      -----------

Net income (loss) from continuing operations ..................          37,796          888,744         (103,016)           3,358
                                                                    -----------      -----------      -----------      -----------

Other comprehensive gain, net of tax
  Unrealized comprehensive (loss) gain ........................          (1,212)          54,819           (1,237)          20,520
                                                                    -----------      -----------      -----------      -----------

Comprehensive Income (loss) ...................................     $    36,584      $   943,563      $  (104,253)     $    23,878
                                                                    ===========      ===========      ===========      ===========

Basic net income per common share .............................     $       .01      $       .15      $      (.02)     $       .00
                                                                    ===========      ===========      ===========      ===========

Diluted net income per common share ...........................     $       .01      $       .12      $      (.02)     $       .00
                                                                    ===========      ===========      ===========      ===========

Weighted average number of common and common equivalent shares:
     Basic ....................................................       6,607,745        6,009,282        6,628,376        6,066,454
                                                                    ===========      ===========      ===========      ===========
     Diluted ..................................................       7,005,903        7,347,671        6,628,376        7,329,266
                                                                    ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these statements.


                                               BIOMERICA, INC.
                                          CONSOLIDATED BALANCE SHEET


                                                                                   November 30,      May 31,
                                                                                      2008            2008
                                                                                   (unaudited)      (audited)
                                                                                   -----------     ----------
Assets

Current Assets
    Cash and cash equivalents ................................................     $1,787,957      $2,022,380
    Available for-sale securities ............................................            615             355
    Accounts receivable, less allowance for doubtful accounts of $89,344 & ...        575,500         614,330
      $84,206, respectively
    Inventories, net .........................................................      1,993,114       1,764,202
    Prepaid expenses and other ...............................................         47,413         101,867
    Deferred tax asset .......................................................         35,000          35,000
                                                                                   ----------      ----------
          Total Current Assets ...............................................      4,439,599       4,538,134

Property and Equipment, net of accumulated depreciation and amortization .....        386,939         369,580

Deferred Tax Asset............................................................        135,000         135,000

Other Assets .................................................................         79,208          64,997
                                                                                   ----------      ----------
                                                                                   $5,040,746      $5,107,711
                                                                                   ==========      ==========


The accompanying notes are an integral part of these statements.


                                           BIOMERICA, INC.
                                CONSOLIDATED BALANCE SHEET - Continued


                                                                       November 30,        May 31,
                                                                          2008              2008
                                                                       (unaudited)        (audited)
                                                                       ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ....................     $    478,833      $    473,539
     Accrued compensation ........................................          448,049           487,115
     Shareholder loan ............................................               --            95,936
     Capital lease - short-term portion ..........................            1,729             4,180
     Equipment loan - short-term portion .........................           51,136            48,428
                                                                       ------------      ------------
          Total Current Liabilities ..............................          979,747         1,109,198

Loan for equipment purchase ......................................           88,411           114,565

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000
       shares, issued and outstanding 6,631,039 and 6,489,839
       in November 30, 2008 and May 31, 2008 respectively ........          530,482           519,186
     Additional paid-in-capital ..................................       17,450,862        17,407,096
     Accumulated other comprehensive loss ........................           (8,610)           (7,398)
     Common stock subscribed .....................................               --             3,000
     Accumulated deficit .........................................      (14,000,146)      (14,037,936)
                                                                       ------------      ------------

Total Shareholders' Equity .......................................     $  3,972,588      $  3,883,948
                                                                       ------------      ------------
Total Liabilities and Equity .....................................     $  5,040,746      $  5,107,711
                                                                       ============      ============


The accompanying notes are an integral part of these statements.


                                              BIOMERICA, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the six months ended November 30,                                              2008             2007
                                                                               -----------      -----------

Cash flows from operating activities:

Net income from continuing operations ....................................     $    37,796      $   888,744

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization .......................................          42,673           31,750
     Common stock, warrants and options issued for services rendered .....          18,674           10,309
     Provision for losses on accounts receivable .........................           5,138           73,550
       Changes in current assets and liabilities:
       Accounts Receivable ...............................................          33,691         (231,135)
       Inventories .......................................................        (228,912)        (207,277)
       Prepaid expenses and other current assets .........................          40,242         (134,586)
       Accounts payable and other accrued liabilities ....................           5,293         (102,563)
       Accrued compensation ..............................................         (39,067)        (143,662)
                                                                               -----------      -----------
Net cash (used in) provided by operating activities ......................         (84,472)         185,130
                                                                               -----------      -----------

Cash flows from investing activities:
       Purchases of property and equipment ...............................         (60,033)         (40,328)
                                                                               -----------      -----------
Net cash used in investing activities ....................................         (60,033)         (40,328)
                                                                               -----------      -----------

Cash flows from financing activities:
     Repayment of shareholder loan .......................................         (95,936)         (29,759)
     Proceeds from sale of common stock ..................................          (3,000)              --
     Proceeds from exercise of warrants & stock options ..................          36,386           58,444
     Payments on capital lease ...........................................          (2,451)          (2,112)
     Payments on loan for equipment purchase .............................         (23,446)              --
     Borrowings on loan for equipment purchase ...........................              --          119,530
                                                                               -----------      -----------

Net cash (used in) provided by financing activities ......................         (88,447)         146,103
                                                                               -----------      -----------
Effect of exchange rate changes on cash ..................................          (1,471)              --
                                                                               -----------      -----------
Net (decrease) increase in cash and cash equivalents .....................        (234,423)         290,905

Cash and cash equivalents at beginning of period .........................       2,022,380          516,900
                                                                               -----------      -----------

Cash and cash equivalents at end of period ...............................     $ 1,787,957      $   807,805
                                                                               ===========      ===========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

     Interest ............................................................     $    17,856      $    24,636
                                                                               ===========      ===========
     Income taxes ........................................................     $   105,000      $     1,600
                                                                               ===========      ===========
  Change in unrealized holding gain on available-for-sale securities .....     $       259      $    54,819
                                                                               ===========      ===========


The accompanying notes are an integral part of these statements.

                                                     4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2008

(1) Reference is made to Note 2 of the Notes to Consolidated Financial Statements contained in Biomerica, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008, for a Summary of significant accounting policies utilized by the Company.

(2) In December 2004, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting For Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. As of the beginning of fiscal 2007, June 1, 2006, the Company began using this method.

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

For the six months ended November 30, 2008 and 2007, the Company expensed $18,674 and $10,309, respectively, of stock option expense due to SFAS 123(R) in its financial statements.

(3) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2008:

                                                                      Weighted
                                                                       Average
                              Number of Options and Warrants          Exercise
                         Employee     Non-employee       Total          Price
                        ----------    ------------     ----------     ---------
Outstanding
May 31, 2008             1,346,958          155,166     1,502,124     $    0.76

Granted                    100,000              --        100,000          0.75
Exercised                 (129,200)             --       (129,200)         0.26
Cancelled or expired       (26,000)             --        (26,000)         0.76
                        ----------      ----------     ----------     ---------
Outstanding
November 30, 2008        1,291,758         155,166      1,446,924     $    0.81
                        ==========      ==========     ===========    =========

(4) The information set forth in these condensed consolidated statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

(5) The unaudited Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Consolidated Balance Sheet data as of May 31, 2008 was derived from audited financial statements. The accompanying interim Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2008. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

(6) Aggregate cost exceeded market value of available-for-sale securities by $7,139 and $7,398 at November 30 and May 31, 2008, respectively.

(7) Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of biological chemicals. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for sales of the Company products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventories approximate the following:

                                             November 30,          May 31,
                                                 2008               2008
                                            -------------      -------------
Raw materials                               $     769,465      $     687,959
Work in progress                                  545,129            570,011
Finished products                                 719,299            506,232
Reserve for obsolete inventory                    (40,779)                --
                                            -------------     --------------
Total                                       $   1,993,114     $    1,764,202
                                            =============     ==============

Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.

(8) Earnings Per Share

Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations. The following table excludes 336,800 options and warrants which were deemed antidilutive for the three months ended November 30, 2008.

                                                Six Months Ended               Three Months Ended
November 30,                                   2008           2007            2008            2007
------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations     $    37,796     $   888,744     $  (103,016)     $     3,358
------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share               $    37,796     $   888,744     $  (103,016)     $     3,358
======================================================================================================

Denominator for basic net income
    per common share                       6,607,745       6,009,282       6,628,376        6,066,454
Effect of dilutive securities:
   Options and warrants                      398,158       1,338,389              --        1,262,812
------------------------------------------------------------------------------------------------------

Denominator for diluted net income
    per common share                       7,005,903       7,347,671       6,628,376        7,329,266
======================================================================================================

Basic net income per common share        $       .01     $       .15     $      (.02)     $       .00
======================================================================================================

Diluted net income per common share      $       .01     $       .12     $      (.02)     $       .00
======================================================================================================

(9) In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes a defined measurement period that governs the time period within which the business combination must be reported. In addition, the revised standard significantly expands the scope of disclosure requirements. SFAS No. 141R is effective for annual periods beginning after December 15, 2008. The Company does not believe that the adoption of SFAS No. 141R will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements--an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except for non-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for annual periods beginning December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial statements.

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

(10) Financial information about foreign and domestic operations and export sales is as follows:
                                                      For the Six Months Ended
                                                       11/30/08       11/30/07
                                                      ----------     ----------
   Revenues from sales to unaffiliated customers:
   United States                                      $  394,000     $  568,000
   Asia                                                  496,000        443,000
   Europe                                              1,340,000      1,272,000
   South America                                          51,000         35,000
   Middle East                                            22,000         17,000
   Oceania                                                     0          1,000
   Other                                                  12,000         32,000
                                                      ----------     ----------
                                                      $2,315,000     $2,368,000
                                                      ==========     ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(11) In July 2007 the Board of Directors granted a stock option for 25,000 options to a new Company director. The options vested one half immediately and then one quarter per year thereafter. The option is at the exercise price of $.78 per share and expires in five years. Management assigned a value of $11,343 to this option.

In November 2007 the Board of Directors granted stock options for 16,000 options to employees of the Company. The options vested one quarter immediately and then will vest one quarter per year thereafter. The options are at the exercise price of $1.30 and expire in five years. Management assigned a value of $12,589 to these options.

During the year ended May 31, 2008, 557,625 options and warrants to purchase Biomerica, Inc., common stock were exercised. The options and warrants were at prices ranging from $0.20 to $0.73. The total proceeds to the Company were $162,386.

In October 2008 the Board of Directors granted stock options for 100,000 options to the outside directors of the Company. The options vested one quarter immediately and then will vest one quarter per year thereafter. The options are at the exercise price of $.75 and expire in ten years. Management assigned a value of $58,834 to these options.

During the six months ended November 30, 2008, 129,200 options and warrants to purchase Biomerica, Inc., common stock were exercised. The options and warrants were at prices ranging from $.25 to $.40. Total proceeds to the Company were $33,386.

Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the expected life of the option, taking into consideration cancellation, exercises and expirations. A discount rate equivalent to the expected life of the option is calculated using Treasury constant maturity interest rates. For the options granted in fiscal 2009 Biomerica used the simplified method (as defined in SAB 107) for calculating the expected life of an option because estimating the expected life is difficult based on historical data. The historical volatility of the stock is calculated using weekly historical closing prices for the length of the vesting period as reported by Yahoo Finance. For purposes of the SFAS 123R footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations.

When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the Board of Directors approval of such issuance.

(12) In July 2008, the Company paid off the principal and interest balance owed on the shareholder note payable.

(13) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2008. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2008.

(14) In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own mequiladora operation in Mexico at some time in the future.

(15) In November 2008 the Company incorporated under the name of Biomerica Europe GmbH in Germany for the purpose of operating and distributing some of its products from that location in the future.

(16) Foreign Currency Translation

Assets and liabilities of the Company's newly created international operations are translated at period-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are recorded in the accumulated other comprehensive loss component of shareholder's equity. During the six months ended November 30, 2008 the Company recorded $1,471 of translation adjustments.

(17) Subsequent Events

On December 2, 2008 the Company signed an agreement to perform custom manufacturing for a large diagnostics company in the amount of $25,000. One-half of the fee is due to Biomerica thirty days after signing the agreement and the balance is due upon completion of the project.

On December 3, 2008, the Company held its Annual Shareholders' Meeting. All current directors were re-elected. The Company's proposed 2008 Stock Incentive Plan was not approved by the shareholders.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $2,314,920 for the first six months of fiscal 2009 as compared to $2,367,599 for the same period in the previous year. This represents a decrease of $52,679, or 2.2%. For the quarter then ended net sales were $1,120,575 as compared to $1,027,534 for the same period in the previous year. This represents an increase of $93,041, or 9.1%. The increase in sales for the quarter ended November 30, 2008 as compared to 2007 was a result of increased orders from foreign distributors. This, coupled with lower sales in the first quarter ended August 31, 2008, due to lower sales of the EZ Detect product as compared to the prior year, resulted in a decrease for the six months in sales of $52,679.

         For the six months ended November 30, 2008 as compared to 2007, cost of sales increased from $1,276,809, or 53.9% of sales, to $1,448,977, or 62.6% of sales. For the three month period then ended cost of sales increased from $541,188, or 52.7% of sales, to $787,761, or 70.3% of sales. The increase was due to various factors which include the decrease in percentages of labor and overhead applied to work-in-process and finished goods, write-offs of slow-moving inventory in the first and second quarters of fiscal 2009, fixed costs in relationship to sales and the product mix of sales.

         For the six months ended November 30, 2008 compared to 2007, selling, general and administrative costs decreased by $32,425, or 4.3%. For the three months then ended these expenses decreased by $51,025, or 12.1%. These decreases were primarily a result of decreased bad debt expense.

         For the six months ended November 30, 2008 compared to 2007, research and development decreased by $11,730, or 9.2% and for the three months increased by $11,026, or 18.9%. The decrease for the six months was primarily due to lower wages and the increase for the three months was due to increased materials, supplies and travel expenses.

         For the six months ended November 30, 2008, other income of $18,999 was realized as compared to $707,754 in the prior year. For the three months then ended, other income of $6,977 was realized as compared to $8,925 in the prior fiscal year. The decrease for the six months was a result of the non-recurring sale of a marketable security that had been carried on the Company's books at zero value.

         For the six months interest expense increased from $15,448 to $17,454. For the three months net interest decreased from $11,830 to $7,783 as a result of lower interest rates and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2008, the Company had cash and current available-for-sale securities in the amount of $1,788,572 and working capital of $3,459,852.

         During the six months ended November 30, 2008, the Company operations used cash in the amount of $84,472 as compared to cash provided by operations in the amount of $185,130 in the same period in the prior fiscal year. Cash used by financing activities for the six months ended November 30, 2008 was $88,447, primarily due to the repayment of the shareholder loan in the amount of $95,936 as compared to cash provided by financing activities of $146,103 in fiscal 2008, which was primarily due to the borrowing of $119,530 on the equipment loan. Purchases of property and equipment for fiscal 2009 were $60,033 compared to $40,328 in fiscal 2008.

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

         We have been in a loss position for tax purposes in prior years, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the entire benefit of our deferred tax assets. Although the Company has achieved net income in the last three fiscal years, due to the fact that many factors can influence profitability, management determined at May 31, 2008 that $170,000 of the previously allowed for deferred tax assets should be released which resulted an income tax benefit of $170,000 being recognized during fiscal 2008. Predicting future taxable income is difficult, and requires the use of significant judgment. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future. Management re-evaluated this at November 30, 2008, and determined that the deferred tax asset should remain at $170,000.

         The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the six months ended November 30, 2008 and 2007, respectively, was $53,179 and $56,792 and for the quarters then ended was $28,307 and $21,899. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

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

Item 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the six months ended November 30, 2008, there were no changes in the Company's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Aside from general macroeconomic downturns, the additional material factors that could effect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating resulted caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributions could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

Date:  January 14, 2009

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer