Form 10-Q
period 2009-02-28
BIOMERICA INC
filed 2009-04-14
CIK 73290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

         Large accelerated filer    [_]     Accelerated filer          [_]

         Non-accelerated filer      [_]     Smaller reporting company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [_]        No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,631,039 shares of common stock as of April 14, 2009.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) - Nine and Three Months Ended
         February 28, 2009 and February 29, 2008...........................   1

         Consolidated Balance Sheet (unaudited) -
         February 28, 2009 and (audited) May 31, 2008......................  2-3

         Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended February 28, 2009 and February 29, 2008.........    4

         Notes to Consolidated Financial Statements (unaudited)............  5-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................10-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   13

Item 4.  Controls and procedures...........................................   14

PART II  Other Information.................................................   15

Item 1.  Legal Proceedings.................................................   15

Item 1A. Risk Factors......................................................   15

Item 2.  Unregistered Sales of Equity Securities & Use of Proceeds.........   15

Item 3.  Defaults upon Senior Securities...................................   15

Item 4.  Submission of Matters to a Vote of Security Holders...............   15

Item 5.  Other Information.................................................   16

Item 6.  Exhibits..........................................................   16

         Signatures........................................................   17


                                                  PART I - FINANCIAL INFORMATION
                                                 SUMMARIZED FINANCIAL INFORMATION
                                                   ITEM 1. FINANCIAL STATEMENTS

                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                          Nine Months Ended               Three Months Ended
                                                                    February 28,     February 29,     February 28,     February 29,
                                                                       2009             2008              2009            2008
                                                                    -----------      -----------      -----------      -----------

Net sales .....................................................     $ 3,688,524      $ 3,608,408      $ 1,373,604      $ 1,240,809

     Cost of sales ............................................      (2,148,364)      (2,023,022)        (699,387)        (747,690)
                                                                    -----------      -----------      -----------      -----------
     Gross profit .............................................       1,540,160        1,585,386          674,217          493,119
                                                                    -----------      -----------      -----------      -----------

Operating Expenses:
     Selling, general and administrative ......................       1,081,304        1,044,288          371,809          302,368
     Research and development .................................         204,767          200,932           88,307           72,742
                                                                    -----------      -----------      -----------      -----------
                                                                      1,286,071        1,245,220          460,116          375,110
                                                                    -----------      -----------      -----------      -----------

Operating gain from continuing operations .....................         254,089          340,166          214,101          118,009
                                                                    -----------      -----------      -----------      -----------

Other Expense (Income):
     Interest expense .........................................          22,418           38,288            4,964           12,438
     Interest income ..........................................         (22,589)         (26,990)          (3,596)          (7,446)
     Other income .............................................         (34,540)        (697,125)         (34,534)              10
     Other expense ............................................          28,365               --           28,365               --
                                                                    -----------      -----------      -----------      -----------
                                                                         (6,346)        (685,827)          (4,801)           5,002
                                                                    -----------      -----------      -----------      -----------

Income from operations before income taxes ....................         260,435        1,025,993          218,902          113,007

Income tax (benefit) expense ..................................         (54,105)          13,405          (57,842)         (10,837)
                                                                    -----------      -----------      -----------      -----------

Net income ....................................................         314,540        1,012,588          276,744          123,844
                                                                    -----------      -----------      -----------      -----------

Other comprehensive (loss) gain, net of tax:
  Unrealized comprehensive (loss) gain on available
     for sale securities and foreign currency
     translation adjustment ...................................          (1,168)          54,575               44              244
                                                                    -----------      -----------      -----------      -----------

Comprehensive income ..........................................     $   313,372      $ 1,067,163      $   276,788      $   124,088
                                                                    ===========      ===========      ===========      ===========

Basic net income per common share .............................     $       .05      $       .17      $       .04      $       .02
                                                                    ===========      ===========      ===========      ===========

Diluted net income per common share ...........................     $       .05      $       .14      $       .04      $       .02
                                                                    ===========      ===========      ===========      ===========

Weighted average number of common and common equivalent shares:
     Basic ....................................................       6,631,039        6,061,285        6,615,453        6,173,817
                                                                    ===========      ===========      ===========      ===========
     Diluted ..................................................       6,778,294        7,129,887        7,017,611        7,213,837
                                                                    ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these statements.



                                             BIOMERICA, INC.
                                        CONSOLIDATED BALANCE SHEET


                                                                               February 28,    May 31,
                                                                                  2009          2008
                                                                               (unaudited)    (audited)
                                                                               ----------     ----------
Assets

Current Assets
    Cash and cash equivalents ............................................     $1,529,073     $2,022,380
    Short-term investment ................................................        100,000             --
    Available for-sale securities ........................................            615            355
    Accounts receivable, less allowance for doubtful accounts of
      $43,342 & $84,206, respectively ....................................        829,798        614,330
    Inventories, net .....................................................      2,081,945      1,764,202
    Prepaid expenses and other ...........................................        122,790        101,867
    Deferred tax asset ...................................................         35,000         35,000
                                                                               ----------     ----------
          Total Current Assets ...........................................      4,699,221      4,538,134

Property and Equipment, net of accumulated depreciation and amortization .        380,864        369,580

Deferred Tax Asset .......................................................        135,000        135,000

Other Assets .............................................................         58,486         64,997
                                                                               ----------     ----------
                                                                               $5,273,571     $5,107,711
                                                                               ==========     ==========


The accompanying notes are an integral part of these statements.




                                           BIOMERICA, INC.
                                CONSOLIDATED BALANCE SHEET - Continued


                                                                      February 28,        May 31,
                                                                         2009              2008
                                                                       (unaudited)       (audited)
                                                                      ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ...................     $    402,279      $    473,539
     Accrued compensation .......................................          475,673           487,115
     Shareholder loan ...........................................               --            95,936
     Capital lease - short-term portion .........................              435             4,180
     Equipment loan - short-term portion ........................           41,314            48,428
     Line of credit .............................................            2,175                --
                                                                      ------------      ------------
          Total Current Liabilities .............................          921,876         1,109,198

Equipment loan - long-term  portion .............................           90,299           114,565

Shareholders' Equity

     Common stock, $0.08 par value authorized 25,000,000
       shares, issued and outstanding 6,631,039 and 6,489,839
       in February 28, 2009 and May 31, 2008 respectively .......          530,482           519,186
     Additional paid-in-capital .................................       17,462,876        17,407,096
     Accumulated other comprehensive loss .......................           (8,566)           (7,398)
     Common stock subscribed ....................................               --             3,000
     Accumulated deficit ........................................      (13,723,396)      (14,037,936)
                                                                      ------------      ------------

Total Shareholders' Equity ......................................     $  4,261,396      $  3,883,948
                                                                      ------------      ------------
Total Liabilities and Equity ....................................     $  5,273,571      $  5,107,711
                                                                      ============      ============


The accompanying notes are an integral part of these statements.



                                              BIOMERICA, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             February 28,     February 29,
For the nine months ended                                                       2009             2008
                                                                             -----------      -----------

Cash flows from operating activities:

Net income .............................................................     $   314,540      $ 1,012,588

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization .....................................          65,055           47,845
     Common stock, warrants and options issued for services rendered ...          30,690           14,837
     Provision for losses on accounts receivable .......................          17,136           46,268
       Changes in current assets and liabilities:
       Accounts Receivable .............................................        (232,604)        (206,147)
       Inventories .....................................................        (317,743)        (217,519)
       Prepaid expenses and other current assets .......................         (14,412)           9,003
       Accounts payable and other accrued liabilities ..................         (71,260)        (264,511)
       Accrued compensation ............................................         (11,442)         (76,769)
                                                                             -----------      -----------
Net cash (used in) provided by operating activities ....................        (220,040)         365,595
                                                                             -----------      -----------

Cash flows from investing activities:
       Investment in certificate of deposit ............................        (100,000)              --
       Purchases of property and equipment .............................         (76,339)        (226,828)
                                                                             -----------      -----------
Net cash used in investing activities ..................................        (176,339)        (226,828)
                                                                             -----------      -----------

Cash flows from financing activities:
     Repayment of shareholder loan .....................................         (95,936)         (39,086)
     Proceeds from exercise of warrants & stock options ................          36,386           96,545
     Payments on capital lease .........................................          (3,745)          (3,231)
     Borrowings on loan for equipment purchase .........................              --          112,390
     Payments on loan for equipment purchase ...........................         (31,380)              --
     Payment of common stock subscribed ................................          (3,000)              --
     Borrowings on line of credit ......................................           2,175               --
                                                                             -----------      -----------

Net cash (used in) provided by financing activities ....................         (95,500)         166,618
                                                                             -----------      -----------
Effect of exchange rate changes on cash ................................          (1,428)              --
                                                                             -----------      -----------
Net (decrease) increase in cash and cash equivalents ...................        (493,307)         305,385

Cash and cash equivalents at beginning of period .......................       2,022,380          516,900
                                                                             -----------      -----------

Cash and cash equivalents at end of period .............................     $ 1,529,073      $   822,285
                                                                             ===========      ===========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

     Interest ..........................................................     $    22,558      $    37,621
                                                                             ===========      ===========
     Income taxes ......................................................     $   122,500      $     3,768
                                                                             ===========      ===========
Supplemental Disclosure on non-cash investing & financing activity:

  Change in unrealized holding gain on available-for-sale securities ...     $       260      $    54,575
                                                                             ===========      ===========


The accompanying notes are an integral part of these statements.

                                                     4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2009

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

For the nine months ended February 28, 2009 and February 29, 2008, the Company expensed $30,690 and $14,837, respectively, of stock option expense due to SFAS 123(R) in its financial statements.

(3) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of February 28, 2009:

                                                                      Weighted
                                                                      Average
                               Number of Options and Warrants         Exercise
                           Employee    Non-employee      Total          Price
                          ----------    ----------    ----------     ----------
Outstanding
May 31, 2008               1,346,958       155,166     1,502,124     $     0.76

Granted                      268,500            --       268,500           0.56
Exercised                   (129,200)           --      (129,200)          0.26
Cancelled or expired         (32,000)           --       (32,000)          0.75
                          ----------    ----------    ----------     ----------
Outstanding
February 28, 2009          1,454,258       155,166     1,609,424     $     0.77
                          ==========    ==========    ==========     ==========

(4) The information set forth in these condensed consolidated statements is unaudited. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

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

(6) Aggregate cost exceeded market value of available-for-sale securities by $7,040 and $7,398 at February 28, 2009 and May 31, 2008, respectively.

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

Inventories approximate the following:

                                                 February 28,          May 31,
                                                    2009                2008
                                                 -----------         -----------
Raw materials                                    $   819,835         $   687,959
Work in progress                                     491,713             570,011
Finished products                                    838,318             506,232
Reserve for obsolete inventory                       (67,921)                 --
                                                 -----------         -----------
Total                                            $ 2,081,945         $ 1,764,202
                                                 ===========         ===========

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

                                                Nine Months Ended              Three Months Ended
                                         February 28,    February 29,     February 28,   February 29,
                                             2009           2008            2009            2008
------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations     $   314,540     $ 1,012,588     $   276,744     $   123,844
------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share               $   314,540     $ 1,012,588     $   276,744     $   123,844
======================================================================================================

Denominator for basic net income
    per common share                       6,631,039       6,061,285       6,615,453       6,173,817
Effect of dilutive securities:
   Options and warrants                      147,255       1,068,602         402,158       1,040,020
------------------------------------------------------------------------------------------------------

Denominator for diluted net income
    per common share                       6,778,294       7,129,887       7,017,611       7,213,837
======================================================================================================

Basic net income per common share        $       .05     $       .17     $       .04     $       .02
======================================================================================================

Diluted net income per common share      $       .05     $       .14     $       .04     $       .02
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements--an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except for non-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 was effective for annual periods beginning after December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have an impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for financial statements issue years and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 has had an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement is intended to improve financial reporting By identifying a consistent framework, or hierarchy, for selecting accounting Principles to be used in preparing financial statements that are presented in Conformity with U.S. generally accepted accounting principles for nongovernmental Agencies. Statement 162 is effective 60 days following the SEC's approval of The Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not believe that Statement 162 will have a material effect on its financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises. The Statement was effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 163 will have an impact on its financial statements.

(10) Financial information about foreign and domestic operations and export sales is as follows:
                                                      For the Nine Months Ended
                                                        2/28/09        2/29/08
                                                      ----------     ----------
   Revenues from sales to unaffiliated customers:
   United States                                      $  807,000     $  945,000
   Asia                                                  739,000        614,000
   Europe                                              2,032,000      1,934,000
   South America                                          73,000         51,000
   Oceania                                                   --           1,000
   Other                                                  38,000         63,000
                                                      ----------     ----------
                                                      $3,689,000     $3,608,000
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

In January 2009 the Board of Directors granted stock options for 168,500 options to various employees of the Company. The options vested one quarter immediately and then will vest one quarter per year thereafter. The options are at the exercise price of $.45 and expire in five years. Management assigned a value of $38,270 to these options.

During the nine months ended February 28, 2009, 129,200 options and warrants to purchase Biomerica, Inc., common stock were exercised. The options and warrants were at prices ranging from $.25 to $.40. Total proceeds to the Company were $36,386.

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

(13) The Company is actively looking to relocate facilities and as such may incur additional costs to restore the current facilities to its original condition. This amount has not been recognized within the interim financial statements as of February 28, 2009 due to the inability to reasonably estimate the fair value of such costs.

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

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 28, 2009. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 28, 2009.

(15) In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing its own mequiladora operation in Mexico at some time in the future.

(16) In November 2008 the Company incorporated under the name of Biomerica Europe GmbH in Germany for the purpose of operating and distributing some of its products from that location in the future.

(17) Foreign Currency Translation

Assets and liabilities of the Company's newly created international operations are translated at period-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are recorded in the accumulated other comprehensive loss component of shareholder's equity. During the nine months ended February 28, 2009 the Company recorded $1,428 of translation adjustments.

(18) On December 2, 2008 the Company signed an agreement to perform custom manufacturing for a large diagnostics company in the amount of $25,000. One-half of the fee was due to Biomerica thirty days after signing the agreement and is included within other accrued liabilities as the revenue process is not yet complete. The remaining $12,500 balance is due upon completion of the project.

(19) On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank of California for a one year business line (the "Line") of credit in the amount of $400,000. The interest rate for the line of credit is the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable.

Fees associated with establishing the Line were $2,175 and these fees have been charged to the Line. The Company has granted the bank security interest in the assets of the Company as collateral.

The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the Bank are at a zero balance.

On February 13, 2009, the Company entered into a Small Business Bank Agreement for a Business Loan for $133,000. Loan proceeds were disbursed in one single funding on March 5, 2009. The loan was used for the purpose of paying off the business loan, which had been established with Commercial Bank, for the purpose of financing a significant fixed asset purchase. The fixed asset serves as collateral for the loan.

The loan is payable in thirty-six monthly payments of $4,082.54. The interest rate is 6.50% and the payments are to be made by automatic deduction from the Company's Union Bank account. Initial fees for the loan were $740.

(20)  Subsequent Events

On March 30, 2009 the Board of Directors granted stock options for 110,000 options to certain officers and/or directors. The options vested one quarter immediately and then will vest one quarter per year thereafter. The options are at the exercise price of $.60 and expire in five years. Management assigned a value of $35,938 to these options.

On March 27, 2009 the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests. Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products. A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the Purchased Assets.

On April 7 2009, the Company received CE approval for our kidney disease self-test (urinary microalbumin).

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $3,688,524 for the first nine months of fiscal 2009 as compared to $3,608,408 for the same period in the previous year. This represents an increase of $80,116, or 2.2%. For the quarter then ended net sales were $1,373,604 as compared to $1,240,809 for the same period in the previous year. This represents an increase of $132,795, or 10.7%. The increase in sales for the quarter ended February 28, 2009 as compared to February 29, 2008 was a result of increased sales to foreign distributors.

         For the nine months ended February 28, 2009 as compared to February 29, 2008, cost of sales increased from $2,023,022, or 56.1% of sales, to $2,148,364, or 58.2% of sales. For the three month period then ended cost of sales decreased from $747,690, or 60.3% of sales, to $699,387, or 50.9% of sales. The increase for the nine months was attributable to a variety of factors which included higher wages and royalties as compared to the prior fiscal year. The decrease for the three months was a result of various factors, including the sale of higher margin products in the third quarter of fiscal 2009 and a larger amount of labor and overhead being capitalized into inventory. Capitalization of labor and overhead can vary from quarter to quarter, as the allocation is based on a rolling average of the value of materials used in production which vary based on product mix and direct labor which typically remains constant over a six month time frame.

         For the nine months ended February 28, 2009 compared to February 29, 2008, selling, general and administrative costs increased by $37,016, or 3.5%. For the three months then ended these expenses increased by $69,441, or 23.0%. These increases were a result of a variety of factors which included higher commissions, Sarbanes-Oxley consulting, trade show expense, wages, option expense and startup costs for Biomerica Europe GmbH.

         For the nine months ended February 28, 2009 compared to February 29, 2008, research and development increased by $3,835, or 1.9% and for the three months increased by $15,565, or 21.4%. The increase for the nine and three months was primarily due to higher wages in fiscal 2009.

         For the nine months ended February 28, 2009, other income of $34,540 was realized as compared to $697,125 in the prior year. For the three months then ended, other income of $34,534 was realized as compared to $10 expense in the prior fiscal year. The decrease for the nine months was a result of the non-recurring sale of a marketable security in fiscal 2008 that had been carried on the Company's books at a value of zero.

         For the nine months interest expense decreased from $38,288 to $22,418. For the three months interest expense decreased from $12,438 to $4,964 as a result of lower interest rates and debt balances. For the nine months interest income decreased from $26,990 to $22,589 and for the three months interest income decreased from $7,446 to $3,596, primarily due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2009, the Company had cash and current available-for-sale securities in the amount of $1,529,688 and working capital of $3,777,345. During the quarter ending February 28, 2009, the Company invested in a Certificate of Deposit for $100,000, which is reflected on the balance sheet as a short-term investment.

         On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank of California for a one year business line (the "Line") of credit in the amount of $400,000. The interest rate for the line of credit is the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable.

         The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the Bank are at a zero balance.

         On February 13, 2009, the Company entered into a Small Business Bank Agreement for a Business Loan for $133,000. Loan proceeds were disbursed in one single funding on March 5, 2009. The loan was used for the purpose of paying off the business loan, which had been established with Commercial Bank, for the purpose of financing a significant fixed asset purchase. The fixed asset serves as collateral for the loan.

         During the nine months ended February 28, 2009, the Company operations used cash in the amount of $220,040 as compared to cash provided by operations in the amount of $365,595 in the same period in the prior fiscal year. Cash used in financing activities for the nine months ended February 28, 2009 was $95,500, primarily due to the repayment of the shareholder loan in the amount of $95,936 as compared to cash provided by financing activities of $166,618 in fiscal 2008, which was primarily due to $112,390 from the borrowings on the loan for equipment purchase and $96,545 from the exercise of stock options and warrants. Net cash used in investing activities during the nine months ended February 28, 2009 was $176,339 as compared to $226,828 in the same period in the prior fiscal year. Cash used in investing for fiscal 2008 related solely to the purchase of property and equipment, whereas, cash used in investing for the nine months ended February 28, 2009 related to investment within a certificate of deposit and purchases of property and equipment.

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

         We were in a loss position for tax purposes in prior years, and established a partial valuation allowance against deferred tax assets, as we may not be able to generate sufficient taxable income in future periods to realize the entire benefit of our deferred tax assets. Although the Company has achieved net income in the last three fiscal years, due to the fact that many factors can influence profitability, management determined at May 31, 2008 that $170,000 of the previously allowed for deferred tax assets should be released which resulted an income tax benefit of $170,000 being recognized during fiscal 2008. Predicting future taxable income is difficult, and requires the use of significant judgment. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future. Management re-evaluated this at February 28, 2009, and determined that the deferred tax asset should remain at $170,000.

         The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the nine months ended February 28, 2009 and February 29, 2008, respectively, was $87,739 and $84,513 and for the quarters then ended was $34,560 and $27,722. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

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

Item 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2008 Annual Meeting of the Company's stockholders was held on December 3, 2008. Two matters were voted upon at the meeting, as set forth in the proxy statement dated September 29, 2008, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Act of 1934 and described below.

Proposal No. 1:  Election of Directors

Name              For             Votes Withheld

Barbieri          5,504,358         146,688
Cano              5,503,658         147,388
Emerson           5,502,108         148,938
Irani             5,483,538         167,508
Moore             5,502,008         149,038
Roehm             5,503,508         147,488

All directors nominated were elected.

Proposal No. 2:  Approval of the Company's 2008 Stock Incentive Plan

For  2,392,837          Against  282,235        Abstain  34,612

The Company's 2008 Stock Incentive Plan was not approved by a plurality of votes.

Item 5.  OTHER INFORMATION.  None.

Item 6. EXHIBITS.

10.1     Union Bank Business Line of Credit and Business Loan

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

Date:  April 14, 2009

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer