Form 10-K
period 2009-05-31
BIOMERICA INC
filed 2009-08-31
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

      FOR THE FISCAL YEAR ENDED MAY 31, 2009

                                       or

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

     For The Transition Period From ______ To ______

                         COMMISSION FILE NUMBER: 0-8765

                                 BIOMERICA, INC.
             (Exact Name of registrant as specified in its charter)

           DELAWARE                                              95-2645573
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation of organization)                              Identification No.)

  1533 MONROVIA AVENUE, NEWPORT BEACH, CA                         92663
  (Address of principal executive offices)                      (Zip Code)

                         REGISTRANT'S TELEPHONE NUMBER:
                                 (949) 645-2111

         Securities registered under Section 12(b) of the Exchange Act:

  (TITLE OF EACH CLASS)            (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
  ---------------------            -------------------------------------------
        NONE                                      OTC-BULLETIN BOARD

Securities registered pursuant to Section 12(g) of the Act:

                              (TITLE OF EACH CLASS)
                          COMMON STOCK, PAR VALUE $0.08

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [X] No [_]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

         Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

           Large Accelerated Filer [_]           Accelerated Filer [_]
           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

         Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as the last business day of the registrant's most recently completed second fiscal quarter (based upon 5,302,847 shares held by non-affiliates and the closing price of $0.43 per share for Common Stock in the over-the-counter market as of November 30, 2008): $2,280,224

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 28, 2009: 6,631,039

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2009. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

PART I*

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

THE COMPANY

Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc.

The Company develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets:
1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office (the point of care), rather than in the clinical laboratory. One of our objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through early detection and prompt diagnosis. Until recently, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. We believe that rapid point of care tests are as accurate as laboratory tests when used properly and they require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

Our clinical laboratory diagnostic products include tests for bone and anemia conditions, gastrointestinal diseases, food intolerance, diabetes and others. These diagnostic test kits utilize enzyme immunoassay technology. Some of these products have not yet been submitted for clearance by the FDA for diagnostic use, but can be sold in various foreign countries.

A significant part of Biomerica's manufacturing and assembly operations are located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Newport Beach, California where it houses administration, research and development, sales and marketing, and customer services.

Biomerica has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets in fiscal 2009 and 2008 except for its ownership in Lancer Orthodontics in fiscal 2008.

PRODUCTION

Most of our diagnostic test kits are processed and assembled at our facilities in Newport Beach, California and in Mexicali, Mexico. During fiscal 2003, the diagnostics division established a manufacturing facility in Mexicali, Mexico. We moved a significant portion of our diagnostic production (primarily packaging and assembly) to that facility. We sublease facilities from and subcontract with Lancer Orthodontics (a former subsidiary) to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations. In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own mequiladora operation in Mexico at some time in the future.

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

RESEARCH AND DEVELOPMENT

Biomerica is engaged in research and development to broaden its diagnostic product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2009 and 2008 aggregated $278,308 and $259,085, respectively.

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

For the year ended May 31, 2009 the Company had two customers which accounted for 26% of consolidated sales and during fiscal 2008 the Company had two customers which accounted for 29% of consolidated sales.

BACKLOG

At May 31, 2009 and 2008 Biomerica had a backlog of approximately $97,000 and $346,000 respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. For the years ended May 31, 2009 and 2008, no company accounted for more than 10% of the consolidated purchases of raw materials.

We maintain inventories of antibodies and antigens as components for our diagnostic test kits. Some sales orders are processed on the day received while others are processed at a later date depending on the quantity and type of order.

COMPETITION

Immunodiagnostic products are currently produced by more than 100 companies. Biomerica is not a significant factor in the overall market.

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

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

As part of our diagnostic business, we sell products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the Food and Drug Administration the "FDA"), the United States Drug Enforcement Agency (the "DEA"), Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters.

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

Class I - Fortel(TM) Ovulation test, EZ-LH(TM) Rapid Ovulation test

Class II - GAP(tm) IgG H. Pylori ELISA kit, GAP (TM)IgM H. Pylori ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Isletest(tm) GAD ELISA kit, IAA ELISA kit, GAP(tm) IgA H. Pylori ELISA kit, C-Peptide ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant (tm) Food Intolerance Kits, Allerquant( tm) Food Additive Intolerance Kit, Gliadin IgG and IgA kits, Transglutaminase IgA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG(tm) Rapid Pregnancy test (professional and dipstick), EZ Detect(tm) Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware(tm) Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, EZ-HP OTC, Fortel Microalbumin test, Fortel Cat Allergy Test.

Class III - Isletest(tm) ICA ELISA kit, EZ PSA (Professional and OTC).

If the FDA finds that the device is not substantially equivalent to a predicate device, the device may be deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed, but approval is required before the product can be sold for general use in the U.S. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety of effectiveness of that device. The FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on March 16, 2010. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

The following products are FDA-cleared and may be sold to clinical laboratories, physician laboratories and/or retail outlets in the United States as well as internationally:

ACTH ELISA Kit
Anti-thyroglobulin ELISA kit
Anti-TPO ELISA Kit
AWARE(tm) Breast Self-Examination Kit
Calcitonin ELISA Kit
Drugs-of-Abuse Rapid Tests
Erythropoietin ELISA Kit
EZ-HCG Rapid Pregnancy Test
Fortel Microalbumin Test
EZ-LH(tm) Rapid Ovulation Test
EZ Detect(tm) Fecal Occult Blood Test (Physician's package, OTC package) GAP IgG H.Pylori ELISA Kit
HS-CRP ELISA
Drugs-of-Abuse Rapid Tests
Myoglobin ELISA
PTH (Intact) ELISA Kit
Troponin I ELISA

The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

Allerquant(tm) IgG Food Intolerance ELISA Kit (90-foods, 14-foods, custom kits) Allerquant IgG Food Additives Kit
C-Peptide ELISA Kit
EZ-PSA Rapid Test
EZ-H. Pylori Rapid Test
Fortel Cat Allergy Test
Fortel Microalbumin Test
Fortel(tm) Ultra Midstream Pregnancy Test
Fortel(tm) Ovulation Test
GAP(tm) IgM H. Pylori ELISA Kit
GAP(tm) IgA H. Pylori ELISA Kit
Gliadin IgG ELISA Kit
Gliadin IgA ELISA Kit
Transglutaminase IgA ELISA Kit
Isletest(tm) GAD ELISA Kit
Isletest(tm) ICA ELISA Kit
Isletest(tm) IAA ELISA Kit

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

INTERNATIONAL BUSINESS

Most of Biomerica's property and equipment are located within Southern California. The Company currently has a minor amount of property and equipment located in Mexico. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

     Year Ended May 31,               2009                          2008

     Europe                     $2,631,000 /53.3%             $2,549,000 /51.7%
     U.S. Customers              1,198,000 /24.3%              1,359,000 /27.5%
     Asia                          956,000 /19.4%                854,000 /17.3%
     S. America                     92,000 /1.9%                  70,000 /1.4%
     Middle East                    40,000 /.8%                   57,000 /1.1%
     OTHER FOREIGN                  18,000 /.3%                   38,000 /1.0%
     ------------------------------------------------------------------------
     Total Revenues             $4,935,000 /100%              $4,927,000 /100%

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect", "Candiquant," "Candigen", "EZ-H.P." and EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001. In addition, Biomerica holds the following patents: Immunotherapy Agents for Treatment of IgE Mediated Allergies and Allergen-thymic Hormone Conjugates for Treatment of IgE

Mediated Allergies, U.S. Patent #5,275,814, issued January 4, 1994 and Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

EMPLOYEES

As of May 31, 2009 and 2008, the Company employed 33 employees of whom 2 are part-time employees in the United States. The following is a breakdown between departments:

                             2009    2008
                             ------------
Administrative               4          5
Marketing & Sales            3          3
Research & Development       3          3
Production and Operations   23         22
                            -------------
Total                       33         33

In addition, Biomerica contracts with Lancer for the services of 17 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

Distribution - Biomerica has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product to keep the exclusive while non-exclusive distributors have no minimum purchase requirements. There can be no assurance of the volume of product sales that may be achieved by such distributors. The Company has several large distributors which account for a significant portion of its business. The loss of one of these distributors could adversely affect the Company's financial results.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently leasing its facilities on a month-to-month agreement while it explores various other facility options. The facilities are owned and operated by Ms. Janet Moore (an officer and director of the Company), Ilse Sultanian, Susan Irani Rigdon and Jennifer Irani, some of whom are shareholders. Effective May 1, 2007, the monthly rent was set at $14,000. Management believes there would be no significant difference in the terms of the property rental if the Company was renting from a third party. Total gross rent expense for this facility was approximately $168,000 plus proportionate insurance and real estate taxes per year during each of the years ended May 31, 2009 and 2008, respectively.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California, commencing September 1, 2009 and ending August 31, 2016. The initial base rent is set at $18,490 with a security deposit of $22,080. The sum of $40,568 was due upon execution of the lease. Management is currently working on plans for the relocation of the Company which should take place by the end of the calendar year.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

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

                                                   Bid Prices

                                             HIGH              LOW
Quarter ended:
May 31, 2009                                 $0.70             $0.28
February 28, 2009                            $0.60             $0.25
November 30, 2008                            $0.99             $0.45
August 31, 2008                              $1.05             $0.75
May 31, 2008                                 $1.40             $0.76
February 29, 2008                            $1.55             $1.02
November 30, 2007                            $1.89             $1.10
August 31, 2007                              $1.50             $0.71

As of May 31, 2009, the number of holders of record of Biomerica's common stock was approximately 880, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

The table below provides information relating to our equity compensation plans as of May 31, 2009:


                                                                                           Securities Remaining
                                                                                     Available for Future Issuance
Securities               Number of Securities to Be       Compensation Plans           Under Compensation Plans
Plan                       Issued Upon Exercise of     Weighted-Average Exercise     (Excluding those Reflected in
Category                   Outstanding Options        Price of Outstanding Options            First Column)

Equity compensation
Plans approved by               1,472,675                         $0.54                          564,125
Securities holders

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-K MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS, AVAILABILITY OF RAW MATERIALS, THE STATE OF THE ECONOMY, RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES AND THE CONTINUED ABILITY OF THE COMPANY TO MAINTAIN THE LICENSES AND APPROVALS REQUIRED. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE MAY NOT UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS AND THE LACK OF SUCH UPDATE DOES NOT IMPLY THAT ACTUAL EVENTS ARE AS ORIGINALLY EXPRESSED BY SUCH FORWARD-LOOKING STATEMENTS. YOU SHOULD READ THE DISCLOSURES IN THIS REPORT AND OTHER REPORTS WHICH WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

Our consolidated net sales were $4,934,771 for fiscal 2009 compared to $4,926,505 for fiscal 2008. This represents an increase of $8,266, or 0% for fiscal 2009.

Cost of sales in fiscal 2009 as compared to fiscal 2009 increased by $174,025 or 6.2%. The percentage of cost of sales relative to sales increased from 56.7% to 60.0%, or by 3.3% due to various factors which included write-offs in fiscal 2009 of new product scrap, obsolete inventory, increased reserves for slow-moving inventory and to lower capitalization of labor and overhead into inventory on some work in process and finished goods.

Selling, general and administrative costs increased in fiscal 2009 as compared to fiscal 2008 by $76,848 or 5.6%. These increases were a result of a variety of factors which included increase in the reserve for bad debt, Sarbanes-Oxley consulting, trade show expense, wages, option expense and startup costs for Biomerica Europe GmbH, the Company's newly formed subsidiary.

Research and development expense was $278,308 in fiscal 2009 as compared to $259,085 in fiscal 2008. This is an increase of $19,223, or 7.4%. The Company continues to work on the development of several new products and anticipates that it will increase its efforts for development and product approvals in the next fiscal year.

Interest expense decreased from $49,542 to $27,521 in fiscal 2009 as compared to fiscal 2008, or 44.4%. The change in interest expense resulted from the decrease in the balance on the shareholder/note payable and the equipment loan, as well as a decrease in the interest rate on the accrued wages payable and equipment loan. Interest income decreased from $33,552 to $29,867, primarily due to lower interest rates.

Other income decreased by $1,132,370 in fiscal 2009 as compared to fiscal 2008. This decrease was a result of one-time income from the sale of the Company's interest in Lancer Orthodontics as well as income received as a result of the one-time sale of a warrant held in Hollister-Stier in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009, the Company had cash and cash equivalents in the amount of $1,595,823, and a short-term investment (certificate of deposit) of $100,000 as compared to $2,022,380 of cash and cash equivalents as of May 31, 2008. As of May 31, 2009 and 2008, the Company had working capital of $3,831,112 and $3,428,936, respectively. In May 2008 the Company sold its investment in Lancer Orthodontics, Inc., for a net amount of $1,083,444, which increased the cash position of the Company. In June 2007 the Company also exercised a warrant and sold the underlying shares that it owned in Hollister-Stier (valued on the books at zero cost) for a net amount of $697,034. During 2009, cash used in operations was $101,999 as compared to cash used in fiscal 2008 of $194,595. During fiscal 2009, cash used in investing activities was $215,890 as compared to cash provided by investing activities of $1,515,695 in fiscal 2008. Cash of $85,890 and $264,783 for fiscal 2009 and 2008, respectively, was used for the purchase of property and equipment. In fiscal 2008 proceeds from the sale of marketable securities was $1,780,478. Cash used in financing activities in fiscal 2009 was $106,942 as compared to cash provided by financing activities of $184,380 in fiscal 2008. During fiscal 2009, Biomerica repaid shareholder debt of $95,936 as compared to $61,056 in fiscal 2008. The change in cash and cash equivalents at May 31, 2009 compared to May 31, 2008 was a decrease of $426,557.

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

The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the Bank are at a zero balance. The Company did not owe anything on this line of credit as of May 31, 2009.

In February 2007 the Company obtained a $200,000 working capital line of credit and was approved for a $200,000 equipment loan with Commercial Bank of California. The credit line and the equipment loan were collateralized by substantially all of the assets of the Company. On February 13, 2009 the Company entered into a Small Business Bank Agreement for a Business Loan with Union Bank for $133,000. Loan proceeds were disbursed in one single funding on March 5, 2009. The loan was used for the purpose of paying off the business loan, which had been established with Commercial Bank, for the acquisition of manufacturing equipment. As of May 31, 2009 and 2008, $122,781 and $162,993 was owed on the equipment loan and there was no outstanding balance due on the working capital line of credit, respectively. The loan is payable in thirty-six monthly payments of approximately $4,000. The interest rate is 6.50% and the payments are to be made by automatic deduction from the Company's Union Bank account. Initial fees for the loan were $740.

Payments on the shareholder's note payable were made during fiscal 2009, according to the agreement through July 31, 2008, at which time the remaining balance on the loan was paid in full.

As of May 31, 2009, the Company no longer has a line of credit with Commercial Bank of California.

SUBSEQUENT EVENTS

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California, commencing September 1, 2009 and ending August 31, 2016. The initial base rent is set at $18,490 with a security deposit of $22,080. The sum of $40,568 was due upon execution of the lease. Management is currently working on plans for the relocation of the Company which should take place by the end of the calendar year.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Although the Company has achieved net income in increasing amounts over the last four fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2008, that $170,000 of previously allowed for deferred tax assets should be released, which resulted in an income tax benefit of $170,000 being recognized. Management has determined that the tax asset should be increased to $238,000 as of May 31, 2009. Management will re-evaluate this determination periodically.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in recently, that may affect the general economic climate and performance of Biomerica, Inc. or its customers.

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; difficulties encountered during the impending move of the Company's operations to its new facility and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In May, 2009 the FASB issued SFAS No. 165, "Subsequent Events". This statement established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statement are issued or are available to be issued. It requires the disclosure date through which an entity has evaluated subsequent events and the basis for that date. This would alert all users of financial statements that an entity has not evaluated subsequent events after that in the set of financial statements being presented. This statement is effective for interim and annual periods ending after June 15, 2009. The Company does not believe that the adoption of SFAS No. 165 will have a material impact on its financial statements.

The FASB issued SFAS No. 168, "The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles- a replacement of Financial Statement No. 162". On the effective date of the statement, The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and periods ending after September 15, 2009. The Company does not believe that the adoption of SFAS No. 168 will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exhibit 99.3, "Biomerica, Inc. and Subsidiary Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") that are required in accordance with Rule 13a-14 of the Exchange Act. This "Disclosure Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

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

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

Company management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing improvements, as necessary and as funds allow.

Note: This 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

This information is incorporated by reference to the Company's proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the Company's proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2003, Biomerica entered into an agreement with Lancer whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2009, Biomerica has paid all applicable shelter fees.

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by PKF in 2009 and 2008 were as follows:

                                    2009             2008
                                    ----             ----

Audit fees                        $72,182(1)       $58,198(2)
Audit related fees                     --              --
Tax fees                            6,043           9,874
ALL OTHER FEES                        784           3,792
---------------------------------------------------------
Total                             $79,009         $71,864

    (1)   Also includes fees to be billed in fiscal 2010 for fiscal 2009.
    (2)   Also includes fees to be billed in fiscal 2009 for fiscal 2008.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the audit of our subsidiary's financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by PKF in connection with our statutory and regulatory filings or engagements.

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

Of the services provided in fiscal 2009 and 2008, all fees and services were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS LIST AND REPORTS ON FORM 8-K

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

10.39 Small Business Banking Agreement (Business Line of Credit Number 0366422012) with Union Bank (incorporated by reference to the Company's February 28, 2009 Form 10Q filed April 14,
                  2009).

10.40 Small Business Banking Agreement (Business Loan Number 0366422020) with Union Bank (incorporated by reference to the Company's February 28, 2009 Form 10Q filed April 14, 2009).

23.1              Consent of Independent Registered Public Accounting Firm
                  (PKF).

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

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Biomerica, Inc. and Subsidiary Consolidated Financial Statements For The Years Ended May 31, 2009 and 2008 and Independent Registered Public Accounting Firm's Report.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIOMERICA, INC.
                                            Registrant

                                            By: /s/ Zackary S. Irani
                                               ---------------------
                                               Zackary S. Irani,
                                               Chief Executive Officer

                                           Dated: 8/29/09

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani                                         Date: 8/29/09
--------------------
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore                                              Date: 8/29/09
----------------
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, PH.D.                                   Date: 8/29/09
--------------------------
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri                                           Date: 8/29/09
---------------------
Allen Barbieri
Director

/s/ Jane Emerson, M.D., PH.D.                                Date: 8/29/09
--------------------------------
Jane Emerson,
M.D.,Ph.D. Director

/s/ John Roehm                                               Date: 8/29/09
----------------
John Roehm
Director