Form 10-Q
period 2009-08-31
BIOMERICA INC
filed 2009-10-16
CIK 73290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number:  0-8765

                                 BIOMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                95-2645573
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No.

17571 Von Karman Avenue, Irvine, CA                           92614
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111
--------------------------------------------------------------------------------

 1533 Monrovia Avenue, Newport Beach, CA 92663
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

  (TITLE OF EACH CLASS)            (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
  ---------------------            -------------------------------------------
  Common, par value $.08                         OTC-BULLETIN BOARD

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,631,039 shares of common stock, par value $0.08, as of October 15, 2009.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and
         Comprehensive Income (unaudited) - Three Months Ended
         August 31, 2009 and 2008........................................ 1 & 2

         Consolidated Balance Sheet (unaudited)
         August 31 and (audited) May 31, 2009............................ 3 & 4

         Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended August 31, 2009 and 2008.....................     5

         Notes to Consolidated Financial Statements (unaudited) .........  6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data..................................... 11-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    13

Item 4.  Controls and procedures.........................................    14

PART II  Other Information...............................................    15

Item 1.  Legal Proceedings...............................................    15

Item 1A. Risk Factors....................................................    15

Item 2.  Unregistered Sales of Equity Securities & Use of Proceeds.......    15

Item 3.  Defaults upon Senior Securities.................................    15

Item 4.  Submission of Matters to a Vote of Security Holders.............    15

Item 5.  Other Information...............................................    15

Item 6.  Exhibits........................................................    15

         Signatures......................................................    16

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 BIOMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)

                                                         Three Months Ended
                                                            August 31,
                                                      2009             2008
                                                   -----------      -----------

Net sales ....................................     $ 1,148,521      $ 1,194,345

     Cost of sales ...........................        (772,084)        (661,216)
                                                   -----------      -----------
     Gross profit ............................         376,437          533,129
                                                   -----------      -----------

Operating Expenses:
     Selling, general and administrative .....         283,437          338,883
     Research and development ................          88,281           46,988
                                                   -----------      -----------
                                                       371,718          385,871
                                                   -----------      -----------

Operating income from operations .............           4,719          147,258
                                                   -----------      -----------

Other Expense (income):
     Interest income .........................          (5,588)         (12,016)
     Interest expense ........................           3,433            9,671
     Other income, net .......................          (1,060)              (6)
                                                   -----------      -----------

                                                        (3,215)          (2,351)
                                                   -----------      -----------


Income before income taxes ...................           7,934          149,609

Income tax expense ...........................              --            8,797
                                                   -----------      -----------

Net income ...................................     $     7,934      $   140,812
                                                   ===========      ===========

                                                                     (continued)
                                        1



                                         BIOMERICA, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME (UNAUDITED) - Continued



Other comprehensive income, net of tax
  Unrealized gain on available-for-sale securities ............     $         --     $          25
  Foreign currency translation ................................             (344)               --
                                                                    ------------     -------------

Comprehensive income ..........................................     $      7,590     $     140,837
                                                                    ============     =============

Basic net income per common share .............................     $        .00     $         .02
                                                                    ============     =============


Diluted net income per common share ...........................     $        .00     $         .02
                                                                    ============     =============

Weighted average number of common and common equivalent shares:
     Basic ....................................................        6,631,039         6,587,114
                                                                    ============     =============
     Diluted ..................................................        6,757,754         7,096,130
                                                                    ============     =============


The accompanying notes are an integral part of these statements.



                                               BIOMERICA, INC.
                                         CONSOLIDATED BALANCE SHEET


                                                                                 August 31,       May 31,
                                                                                    2009           2009
                                                                                 (unaudited)     (audited)
                                                                                 ----------     ----------
Assets

Current Assets
    Cash and cash equivalents ..............................................     $1,692,165     $1,595,823
    Short term investment ..................................................             --        100,000
    Accounts receivable, less allowance for doubtful accounts of $95,319
     and $86,432, respectively .............................................        539,757        640,668
    Inventories, net .......................................................      2,057,665      1,999,463
    Prepaid expenses and other .............................................        144,342        115,717
    Deferred tax asset - short-term ........................................        103,000        103,000
                                                                                 ----------     ----------
          Total Current Assets .............................................      4,536,929      4,554,671

Property and Equipment, net of accumulated depreciation and amortization ...        368,448        366,819

Deferred Tax Asset - Long-term .............................................        135,000        135,000

Intangible Asset ...........................................................         32,800         30,000

Other Assets ...............................................................         89,969         65,582
                                                                                 ----------     ----------
                                                                                 $5,163,146     $5,152,072
                                                                                 ==========     ==========


The accompanying notes are an integral part of these statements.




                                                BIOMERICA, INC.
                                     CONSOLIDATED BALANCE SHEET - Continued


                                                                                  August 31,         May 31,
                                                                                    2009              2009
                                                                                 (unaudited)        (audited)
                                                                                 ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities ..............................     $    304,176      $    263,998
     Accrued compensation ..................................................          387,602           417,307
     Loan for equipment purchase - short term portion ......................           42,914            42,254
                                                                                 ------------      ------------
          Total Current Liabilities ........................................          734,692           723,559

Loan for equipment purchase-long-term ......................................           69,597            80,527

Shareholders' Equity

     Preferred stock, no par value authorized 5,000,000 shares, issued
       and none outstanding at August 31, 2009 and May 31, 2009 ............               --                --
     Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,631,039 at August 31, 2009
       and May 31, 2009 ....................................................          530,482           530,482
     Additional paid-in-capital ............................................       17,506,267        17,502,986
     Accumulated other comprehensive loss ..................................           (2,070)           (1,726)
     Accumulated deficit ...................................................      (13,675,822)      (13,683,756)
                                                                                 ------------      ------------

Total Shareholders' Equity .................................................     $  4,358,857      $  4,347,986
                                                                                 ------------      ------------

Total Liabilities and Shareholders' Equity .................................     $  5,163,146      $  5,152,072
                                                                                 ============      ============


The accompanying notes are an integral part of these statements.




                                            BIOMERICA, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended August 31,                                         2009             2008
                                                                          -----------      -----------
Cash flows from operating activities:

Net income from continuing operations ...............................     $     7,934      $   140,812

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................          23,285           21,048
     Stock option expense ...........................................           3,281            3,283
     Provision for losses on accounts receivable ....................           8,887            2,766
     Inventory reserve ..............................................          (8,583)          31,303
     Changes in current assets and liabilities:
       Accounts Receivable ..........................................          92,024           87,561
       Inventories ..................................................         (49,619)        (221,603)
       Intangibles ..................................................          (2,800)              --
       Prepaid expenses and other assets ............................         (53,012)           4,352
       Accounts payable and other accrued liabilities ...............          40,178           (4,380)
       Accrued compensation .........................................         (29,705)         (15,547)
                                                                          -----------      -----------

Net cash provided by operating activities ...........................          31,870           49,595
                                                                          -----------      -----------

Cash flows from investing activities:
     Maturity of short term investment ..............................         100,000               --
     Purchases of property and equipment ............................         (24,914)         (32,762)
                                                                          -----------      -----------
Net cash provided by (used in) investing activities .................          75,086          (32,762)
                                                                          -----------      -----------

Cash flows from financing activities:
     Paydown on shareholder loan ....................................              --          (95,936)
     Exercise of stock options and warrants .........................              --           27,000
     Payment of common stock subscribed .............................              --            3,000
     Payments on capital lease ......................................              --           (1,204)
     Payment of equipment loan ......................................         (10,270)         (11,247)
                                                                          -----------      -----------

Net cash used in financing activities ...............................         (10,270)         (78,387)
                                                                          -----------      -----------
Effect of Exchange Rate Changes in Cash .............................            (344)              --

Net increase (decrease)in cash and cash equivalents .................          96,342          (61,554)
                                                                          -----------      -----------
Cash and cash equivalents at beginning of period ....................       1,595,823        2,022,380
                                                                          -----------      -----------
Cash and cash equivalents at end of period ..........................     $ 1,692,165      $ 1,960,826
                                                                          ===========      ===========

Supplemental Disclosure of Cash-Flow Information:

  Cash paid during the quarter for:
     Interest .......................................................     $     3,608      $    10,062
     Taxes ..........................................................              --               --
                                                                          ===========      ===========
Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

  Unrealized loss on available-for-sale securities ..................     $        --      $       (25)
                                                                          ===========      ===========


The accompanying notes are an integral part of these statements.

                                                  5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Accounting Policies

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

The following table summarizes the Company's investment in a certificate of deposit that is classified under short term investments, and is carried at fair market value on the balance sheet at May 31, 2009. Balance of short term investments is $0 at August 31, 2009.

                                                       Fair Value Measurements at Reporting Date Using

                                                 Quoted Prices in Active   Significant
                                                       Markets for            Other              Significant
                                                     Identical Assets    Observable Inputs    Unobservable Inputs
Description                         May 31, 2009        (Level 1)           (Level 2)             (Level 3)
-------------------------------     -----------     ----------------     ----------------      ----------------
 Short term investment
        Certificate of Deposit      $   100,000     $        100,000     $             --      $             --
                                    -----------     ----------------     ----------------      ----------------

Total                               $   100,000     $        100,000     $             --      $             --
                                    ===========     ================     ================      ================

         Effective for financial statements issued for fiscal years beginning after November 15, 2007, SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of fair value as an exit price, i.e., a price that would be received to sell, as opposed to acquire, an asset or transfer a liability. SFAS No. 157 emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity's own assumptions. Further, SFAS No. 157 specifies that fair value measurements should consider adjustments for risk, such as the risk inherent in a valuation technique or its inputs.

         Options or warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the expected life of the option, taking into consideration cancellations, exercises and expirations. A discount rate equivalent to the expected life of the option is calculated using Treasury constant maturity interest rates. For the options granted in fiscal 2008 and 2009 Biomerica used the simplified method (as defined in SAB 107) for calculating the expected life of an option because estimating the expected life is difficult based on historical data. The historical volatility of the stock is calculated using weekly historical closing prices for the length of the vesting period as reported by Yahoo Finance. For purposes of the SFAS 123R footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations. When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the Board of Directors approval of such issuance.

         Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Although the Company has achieved net income over the last four fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2009, that an additional $68,000 of the deferred tax valuation allowance should be released, which resulted in an income tax benefit of $58,000 being recognized during fiscal year end May 31, 2009. Management re-evaluated this at August 31, 2009 and determined that the deferred tax asset should remain at $238,000.

         The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the quarters ended August 31, 2009 and 2008, respectively, was $24,289 and $24,872. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

         Certain prior year amounts within the consolidated statement of cash flows and consolidated statement of operations have been reclassified to conform to current year presentation.

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

For the three months ended August 31, 2009 and 2008 the Company expensed $3,281 and $3,283 of stock option expense due to SFAS 123(R) in its financial statements, respectively.

(2) The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2009:

                                                                    Weighted
                                                                    Average
                            Number of Options and Warrants          Exercise
                       Employee     Non-employee       Total         Price
                      ----------     ----------     ----------     ----------
Outstanding
May 31, 2009           1,516,508        158,166      1,674,674     $     0.77

Granted                       --             --             --             --

Exercised                     --             --             --             --

Cancelled or expired    (108,000)       (74,000)      (182,000)          2.56
                      ----------     ----------     ----------     ----------
Outstanding
August 31, 2009        1,408,508         84,166      1,492,674     $     0.55
                      ==========     ==========     ==========     ==========

(3) The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

(4) The unaudited Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Consolidated Balance Sheet data as of May 31, 2009 was derived from audited financial statements. The accompanying interim Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2009. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

(5) Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of chemicals, biologicals, and packaging materials. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventories approximate the following:

                                                 August 31,          May 31,
                                                    2009              2009
                                               --------------    --------------
Raw materials                                  $     810,000     $     809,000
Work in progress                                     921,000           818,000
Finished products                                    483,000           537,000
                                               --------------    --------------

Inventory Reserve                                   (156,000)         (165,000)

Total                                          $   2,058,000     $   1,999,000
                                               ==============    ==============

Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.

(6) Earnings Per Share

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

                                                           AUGUST 31,
                                                      2009            2008
--------------------------------------------------------------------------------
Numerator:
   Income from continuing operations               $     7,934     $   140,812

================================================================================

Denominator for basic net income
   per common share                                  6,631,039       6,587,114
Effect of dilutive securities:
   Options and warrants                                126,715         509,016
--------------------------------------------------------------------------------

Denominator for diluted net income
   per common share                                  6,757,754       7,096,130
================================================================================


Basic net income per common share                  $       .00     $      0.02
================================================================================


Diluted net income per common share                $       .00     $      0.02
================================================================================

(7) Recent Accounting Pronouncements

In May, 2009 the FASB issued SFAS No. 165, "Subsequent Events". This statement established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statement are issued or are available to be issued. It requires the disclosure date through which an entity has evaluated subsequent events and the basis for that date. This would alert all users of financial statements that an entity has not evaluated subsequent events after that in the set of financial statements being presented. This statement is effective for interim and annual periods ending after June 15, 2009. The Company does not believe that the adoption of SFAS No. 165 has had a material impact on its financial statements.

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

(8) Financial information about foreign and domestic operations and export sales is as follows:

                                                    For the Three Months Ended
                                                     8/31/09         8/31/08
                                                    ----------      ----------

   Revenues from sales to unaffiliated customers:
   United States                                    $  229,000      $  191,000
   Asia                                                272,000         280,000
   Europe                                              617,000         680,000
   South America                                        18,000          35,000
   Middle East                                          12,000           7,000
   Other                                                 1,000           1,000
                                                    ----------      ----------
                                                    $1,149,000      $1,194,000
                                                    ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(9) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2009. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2009.

(10) Subsequent Events

The Company has analyzed its operations subsequent to August 31, 2009 through October 15, 2009, the date these financial statements were available for issuance.

In September 2009 the Company began the process of moving to its new facility. Management anticipates that the majority of the Company's personnel and assets will be operating at the new location by early November 2009, with a small amount of the operation remaining for the short-term at the previous site.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $1,148,521 for the first quarter of fiscal 2010 as compared to $1,194,345 for the same period in the previous year. This represents a decrease of $45,824 or 3.8% for the quarter ended August 31, 2009 as compared to the quarter ended August 31, 2008. The decrease was primarily due to a decrease in clinical laboratory sales primarily due to timing of orders.

         Cost of sales in the first quarter of fiscal 2010 were $772,084, or 67.2% of sales as compared to $661,216, or 55.4% of sales in fiscal 2009. Cost of sales as a percentage of sales in fiscal 2009 increased by 11.8%. The increase in cost of goods was a result of a number of factors which included higher capitalization of labor and overhead in fiscal 2009. In addition, fiscal 2010 included higher CE Mark expenses, outside services, wages, and repairs and maintenance.

         Selling, general and administrative costs decreased by $55,446, or 16.3% for the period ended August 31, 2009 as compared to the period ended August 31, 2008. The decrease was primarily due to decreased accounting, commissions and wages. Research and development increased by $41,293, or 87.8% for period ended August 31, 2009 as compared to the period ended August 31, 2008, due to increased personnel and other expenses related to increased research on new products.

         For the three months ended August 31, 2009, other income of $1,060 was realized as compared to $6 in the same period in the prior fiscal year.

         Interest income decreased by $6,428 due to lower cash balances and interest rates. Interest expense decreased by $6,238 (64.5%) due to lower interest rates and balances on loans.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31 and May 31, 2009, the Company had cash and available-for-sale securities in the amount of $1,692,165 and $1,595,823 and working capital of $3,802,237 and $3,831,112, respectively.

         During the quarter ended August 31, 2009 the Company operations provided cash of $31,870 as compared to $49,595 in the prior fiscal year. Cash used by financing activities in fiscal 2010 was $10,270 as compared to $78,387 in fiscal 2009. The difference was primarily the result of payment of the shareholder loan in fiscal 2009. Cash provided by investing activities in fiscal 2010 was $75,086 compared to cash used in investing activities in the same period in fiscal 2009 of $32,762. This is primarily due to the maturity of a certificate of deposit in the amount of $100,000 and the investment of $24,914 for fixed assets in the first quarter of fiscal 2010 as compared to an investment in fixed assets in the amount of $32,762 in the prior fiscal year.

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

         The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance. The Company did not owe anything on this line of credit as of August 31, 2009.

         On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank for a business loan ("Loan") for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. The Loan was used for the purpose of paying off a business loan which had been established with Commercial Bank of California. The fixed asset serves as collateral for the loan. The loan payable at August 31, 2009 and May 31, 2009 relating to this equipment loan is $112,511 and $122,781, respectively.

         The Loan is payable in thirty-six monthly payments of approximately $4,000.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, and inventory reserve. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Selected Financial Data.

         Please refer to the annual report on Form 10-K for the period ended May 31, 2009 for an in-depth discussion of risk factors.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  None.

Item 1A. RISKS AND UNCERTAINTIES.

         You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2009, that may affect the general economic climate and performance of Biomerica, Inc. or its customers.

         Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributions could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; unforeseen difficulties encountered in the move of the Company's facilities in the second quarter of fiscal 2010. All these factors make it difficult to predict operating results for any particular period.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

Item 5.  OTHER INFORMATION.  None.

Item 6.  EXHIBITS.

10.1 Standard Industrial/Commercial Single-Tenanc Lease for 17571 Von Karman Avenue, Irvine, CA 92614.

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

Date:  October 15, 2009

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer