Form 10-Q
period 2009-11-30
BIOMERICA INC
filed 2010-01-19
CIK 73290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number:    0-8765

                                 BIOMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            95-2645573
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

17571 Von Karman Avenue, Newport Beach,  California                   92614
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111
--------------------------------------------------------------------------------

                                (Not applicable)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

(TITLE OF EACH CLASS)              (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
-----------------------           -------------------------------------------
Common, par value $0.08                         OTC-BULLETIN BOARD

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

         Large accelerated filer    [_]     Accelerated filer          [_]

         Non-accelerated filer      [_]     Smaller reporting company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [_]        No  [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,660,839 shares of common stock as of January 19, 2010.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) - Six and Three Months Ended
         November 30, 2009 and 2008............................................1

         Consolidated Balance Sheet (unaudited) -
         November 30, 2009 and (audited) May 31, 2009 .......................2-3

         Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended November 30, 2009 and 2008...........................4

         Notes to Consolidated Financial Statements (unaudited) .............5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data..........................................10

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

Item 6.  Exhibits.............................................................14

         Signatures...........................................................15


                                                  PART I - FINANCIAL INFORMATION
                                                 SUMMARIZED FINANCIAL INFORMATION
                                                   ITEM 1. FINANCIAL STATEMENTS

                                                          BIOMERICA, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE INCOME (UNAUDITED)


                                                                    Six Months Ended                    Three Months Ended
                                                                       November 30,                      November 30,
                                                                 2009              2008              2009             2008
                                                             ------------      ------------      ------------      ------------
Net sales .............................................      $  2,248,401      $  2,314,920      $  1,099,880      $  1,120,575

     Cost of sales ....................................         1,655,447         1,448,977           883,363           787,761
                                                             ------------      ------------      ------------      ------------
     Gross profit .....................................           592,954           865,943           216,517           332,814
                                                             ------------      ------------      ------------      ------------

Operating Expenses:
     Selling, general and administrative                          711,119           709,495           427,682           370,612
     Research and development .........................           183,315           116,460            95,034            69,472
                                                             ------------      ------------      ------------      ------------
                                                                  894,434           825,955           522,716           440,084
                                                             ------------      ------------      ------------      ------------
Operating (loss) income ...............................          (301,480)           39,988          (306,199)         (107,270)
                                                             ------------      ------------      ------------      ------------

Other Expense (income):
     Interest income ..................................            (9,457)          (18,999)           (3,869)           (6,977)
     Interest expense .................................             7,109            17,454             3,676             7,783
     Other income, net ................................            (1,360)               --              (300)               --
                                                             ------------      ------------      ------------      ------------
                                                                   (3,708)           (1,545)             (493)              806
                                                             ------------      ------------      ------------      ------------
(Loss) income before income taxes ....................           (297,772)           41,533          (305,706)         (106,464)

Income tax expense (benefit) .........................                 --             3,737                --            (5,060)
                                                             ------------      ------------      ------------      ------------

Net (loss) income ....................................           (297,772)           37,796          (305,706)         (103,016)
                                                             ------------      ------------      ------------      ------------

Other comprehensive gain, net of tax
  Unrealized comprehensive (loss) gain................                 --            (1,212)               --            (1,237)
  Foreign currency translation .......................               (745)               --              (401)               --
                                                             ------------      ------------      ------------      ------------

Comprehensive (loss) income ..........................       $   (298,517)     $     36,584      $   (306,107)     $   (104,253)
                                                             ============      ============      ============      ============

Basic net (loss) income per common share..............       $      (0.04)     $        .01      $      (0.05)     $       (.02)
                                                             ============      ============      ============      ============

Diluted net (loss) income per common share ...........    .  $      (0.04)     $       .01       $      (0.05)     $       (.02)
                                                             ============      ============      ============      ============

Weighted average number of common and common
   equivalent shares:
     Basic ...........................................          6,632,830        6,607,745          6,634,641         6,628,376
                                                             ============      ===========       ============      ============
     Diluted .........................................          6,632,830        7,005,903          6,634,641         6,628,376
                                                             ============      ===========       ============      ============


The accompanying notes are an integral part of these statements.



                                               BIOMERICA, INC.
                                          CONSOLIDATED BALANCE SHEET


                                                                                   November 30,      May 31,
                                                                                      2009            2009
                                                                                   (unaudited)      (audited)
                                                                                   -----------     ----------
Assets

Current Assets
    Cash and cash equivalents ................................................     $1,403,397     $1,595,823
    Short-term investment ....................................................             --        100,000
    Accounts receivable, less allowance for doubtful accounts of $72,251 &
      $86,432, respectively...................................................        539,127        640,668
    Inventories, net .........................................................      1,948,234      1,999,463
    Prepaid expenses and other ...............................................        107,142        115,717
    Deferred tax asset - short-term ..........................................             --        103,000
                                                                                   ----------     ----------
          Total Current Assets ...............................................      3,997,900      4,554,671

Property and Equipment, net of accumulated depreciation and amortization .....        565,787        366,819

Deferred Tax Asset - Long-term ...............................................        238,000        135,000

Other Assets .................................................................         73,978         65,582

Intangible Assets ............................................................         34,443         30,000
                                                                                   ----------     ----------
                                                                                   $4,910,108     $5,152,072
                                                                                   ==========     ==========


The accompanying notes are an integral part of these statements.



                                           BIOMERICA, INC.
                                CONSOLIDATED BALANCE SHEET - Continued


                                                                          November 30,        May 31,
                                                                             2009              2009
                                                                          (unaudited)        (audited)
                                                                          ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities .......................     $    345,143      $    263,998
     Accrued compensation ...........................................          344,710           417,307
     Equipment loan - short-term portion ............................           43,604            42,254
                                                                          ------------      ------------
          Total Current Liabilities .................................          733,457           723,559

Loan for equipment purchase - long-term portion .....................           58,424            80,527

Deferred rent liability .............................................           40,250                --

Shareholders' Equity

     Preferred stock no par value authorized 5,000,000 shares, none issued and none outstanding at November 30, 2009 and
       May 31, 2009 .................................................               --                --
     Common stock, $0.08 par value authorized 25,000,000
       shares, issued and outstanding 6,660,839 and 6,631,039
       in November 30, 2009 and May 31, 2009 respectively ...........          532,867           530,482
     Additional paid-in-capital .....................................       17,529,109        17,502,986
     Accumulated other comprehensive loss ...........................           (2,471)           (1,726)
     Accumulated deficit ............................................      (13,981,528)      (13,683,756)
                                                                          ------------      ------------

Total Shareholders' Equity ..........................................        4,077,977         4,347,986
                                                                          ------------      ------------
Total Liabilities and Equity ........................................     $  4,910,108      $  5,152,072
                                                                          ============      ============


The accompanying notes are an integral part of these statements.



                                              BIOMERICA, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the six months ended November 30,                                        2009             2008
                                                                         -----------      -----------

Cash flows from operating activities:

Net (loss) income ..................................................     $  (297,772)     $    37,796

Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization .................................          51,073           42,673
     Stock option expense ..........................................          18,674           18,674
     Inventory reserve .............................................         (60,291)          40,779
     Provision for losses on accounts receivable ...................         (14,181)           5,138
       Changes in current assets and liabilities:
       Accounts receivable .........................................         115,722           33,691
       Inventories .................................................         111,520         (269,691)
       Prepaid expenses and other current assets ...................             179           40,242
       Accounts payable and other accrued liabilities ..............          81,145            5,293
       Accrued compensation ........................................         (72,597)         (39,067)
       Deferred rent liability .....................................          40,250               --
                                                                         -----------      -----------
Net cash used in operating activities ..............................         (26,278)         (84,472)
                                                                         -----------      -----------

Cash flows from investing activities:
       Increase in intangible assets ...............................          (4,443)              --
       Maturity of short term investment ...........................         100,000               --
       Purchases of property and equipment .........................        (250,041)         (60,033)
                                                                         -----------      -----------
Net cash used in investing activities ..............................        (154,484)         (60,033)
                                                                         -----------      -----------

Cash flows from financing activities:
     Repayment of shareholder loan .................................              --          (95,936)
     Proceeds from sale of common stock ............................              --           (3,000)
     Proceeds from exercise of warrants & stock options ............           9,834           36,386
     Payments on capital lease .....................................              --           (2,451)
     Payments on loan for equipment purchase .......................         (20,753)         (23,446)
                                                                         -----------      -----------

Net cash used in financing activities ..............................         (10,919)         (88,447)
                                                                         -----------      -----------
Effect of exchange rate changes on cash ............................            (745)          (1,471)
                                                                         -----------      -----------
Net decrease in cash and cash equivalents ..........................        (192,426)        (234,423)

Cash and cash equivalents at beginning of period ...................       1,595,823        2,022,380
                                                                         -----------      -----------

Cash and cash equivalents at end of period .........................     $ 1,403,397      $ 1,787,957
                                                                         ===========      ===========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

     Interest ......................................................     $     7,109      $    17,856
                                                                         ===========      ===========
     Income taxes ..................................................     $        --      $   105,000
                                                                         ===========      ===========
  Change in unrealized holding gain on available-for-sale
     securities.....................................................     $        --      $       259
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

     The following table summarizes the Company's investment in a certificate of deposit that is classified under short term investments, and is carried at fair market value on the balance sheet at November 30, 2009 and May 31, 2009.

                                                      Fair Value Measurements at Reporting Date Using

                                             Quoted Prices in Active     Significant
                                                   Markets for              Other               Significant
                                                 Identical Assets     Observable Inputs      Unobservable Inputs
Description                      May 31, 2009        (Level 1)            (Level 2)               (Level 3)
------------                     ------------        --------          --------------          ---------------

Short term investment
   Certificate of Deposit          $100,000          $100,000          $           --          $            --
                                   --------          --------          --------------          ---------------
Total                              $100,000          $100,000          $           --          $            --
                                   ========          ========          ==============          ===============


                                               Quoted Prices in Active     Significant
                                                      Markets for              Other                Significant
                                                   Identical Assets      Observable Inputs      Unobservable Inputs
Description                    November 30, 2009        (Level 1)             (Level 2)               (Level 3)
-------------                 ------------------       -----------          -------------          ---------------

Short term investment
   Certificate of Deposit          $       --          $        --          $          --          $            --
                                   ----------          -----------          -------------          ---------------
Total                              $       --          $        --          $          --          $            --
                                   ==========          ===========          =============          ===============



         Effective for financial statements issued for fiscal years beginning after November 15, 2007, Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820 Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 clarifies the definition of fair value as an exit price, i.e., a price that would be received to sell, as opposed to acquire, an asset or transfer a liability. ASC 820 emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity's own assumptions. Further, ASC 820 specifies that fair value measurements should consider adjustments for risk, such as the risk inherent in a valuation technique or its inputs.

         Options and warrants granted are assigned values according to current market value, using the Black-Scholes model for option valuation. The term used in the calculation of the options or warrants is the expected life of the option, taking into consideration cancellations, exercises and expirations. A discount rate equivalent to the expected life of the option is calculated using Treasury constant maturity interest rates. For the options granted in fiscal 2008 and 2009 Biomerica used the simplified method (as defined in SAB 107) for calculating the expected life of an option because estimating the expected life is difficult based on historical data. The historical volatility of the stock is calculated using weekly historical closing prices for the length of the vesting period as reported by Yahoo Finance. For purposes of the ASC 718 footnote disclosure, the Black-Scholes Model is also used for calculating employee options and warrants valuations. When shares are issued for services or other non-cash consideration, fair value is measured using the current market value on the day of the Board of Directors approval of such issuance.

         Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Although the Company has achieved net income over the last four fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Management re-evaluated its deferred tax asset at November 30, 2009 and determined that it should remain at $238,000.

         The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the six months ended November 30, 2009 and 2008, respectively, was $47,239 and $53,179 and for the quarters then ended was $22,951 and $28,307, respectively. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

         Certain prior year amounts within the consolidated statement of cash flows and consolidated statement of operations have been reclassified to conform to current year presentation.

(1) In December 2004, the Financial Accounting Standards Board ("FASB") Issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (ASC 718). ASC 718 revised SFAS No. 123, Accounting For Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. As of the beginning of fiscal 2007, June 1, 2006, the Company began using this method.

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

For the six months ended November 30, 2009 and 2008, the Company expensed $18,674 and $18,674, respectively, of stock option expense based on ASC 718 in its financial statements. For the three months ended November 30, 2009 and 2008, the Company expensed $15,393 and $15,391, respectively, of stock options expense based on ASC 718 in its financial statements.

(2) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2009:

                                                                         Weighted
                                                                         Average
                               Number of Options and Warrants            Exercise
                               Employee           Non-employee            Total               Price
                              ----------           ----------           ----------           --------
Outstanding
May 31, 2009                   1,516,508              158,166            1,674,674           $   0.77

Granted                               --                   --                   --                 --
Exercised                        (29,800)                  --              (29,800)              0.33
Cancelled or expired             (65,250)            (124,000)            (189,250)              2.47
                              ----------           ----------           ----------           --------
Outstanding
November 30, 2009              1,421,458               34,166            1,455,624           $   0.55
                              ==========           ==========           ==========           ========

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

(5) Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of chemicals, biologicals and packaging materials. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for sales of the Company products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventories approximate the following:

                                             November 30,          May 31,
                                                 2009               2009
                                            -------------      -------------
Raw materials                               $     661,000      $     809,000
Work in progress                                  846,000            818,000
Finished products                                 546,000            537,000
Reserve for obsolete inventory                  ( 105,000)          (165,000)
                                            -------------     --------------
Total                                       $   1,948,000     $    1,999,000
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

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations. The following table excludes 73,117 options and warrants for the six months ended November 30, 2009; 30,355 options and warrants for the three months ended November 30, 2009 and 336,800 options and warrants for the quarter ended November 30, 2008 which were deemed antidilutive.

                                                Six Months Ended               Three Months Ended
November 30,                                   2009           2008            2009            2008
------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations     $  (297,772)     $    37,796     $  (305,706)     $  (103,016)
------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   income per common share               $  (297,772)     $    37,796     $  (305,706)     $  (103,016)
======================================================================================================

Denominator for basic net income
    per common share                       6,632,830       6,607,745       6,634,641        6,628,376
Effect of dilutive securities:
   Options and warrants                           --         398,158              --               --
------------------------------------------------------------------------------------------------------

Denominator for diluted net income
    per common share                       6,632,830       7,005,903       6,634,641        6,628,376
======================================================================================================

Basic net income per common share        $     (0.04)     $      0.01     $    (0.05)     $     (0.02)
======================================================================================================

Diluted net income per common share      $     (0.04)     $      0.01     $    (0.05)     $     (0.02)
======================================================================================================

(7) Recent Accounting Pronouncements

In May, 2009 the FASB issued ASC 855, 'Subsequent Events'. This statement established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statement are issued or are available to be issued. It requires the disclosure date through which an entity has evaluated subsequent events and the basis for that date. This would alert all users of financial statements that an entity has not evaluated subsequent events after that in the set of financial statements being present. This statement is effective for interim and annual periods ending after June 15, 2009. The Company does not believe that the adoption of ASC 855 has had a material on its financial statements.

The FASB issued ASC 105, "The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of Financial Statement No. 162". On the effective date of the Statement, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This statement was effective for financial statements issued for interim and periods ending after September 15, 2009. The Company does not believe that the adoption of ASC 105 has had a material impact on its financial statements.

(8) Financial information about foreign and domestic operations and export sales is as follows:
                                                      For the Six Months Ended
                                                       11/30/09       11/30/08
                                                      ----------     ----------
   Revenues from sales to unaffiliated customers:
   United States                                      $  454,000     $  394,000
   Asia                                                  547,000        496,000
   Europe                                              1,196,000      1,340,000
   South America                                          31,000         51,000
   Middle East                                            17,000         22,000
   Other                                                   3,000         12,000
                                                      ----------     ----------
                                                      $2,248,000     $2,315,000
                                                      ==========     ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

(9) Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2009. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential indemnification provisions are unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2009.

(10) One October 14, 2009, the Company entered into an agreement to acquire the technology and intellectual property related to certain products in order to manufacture and sell such products. Under the terms of the agreement Biomerica, Inc. will have the right to use, revise, modify and prepare derivative works with respect to such licensed products and technology for a specified amount per product. The other party to the agreement will have the right and license to use, revise, modify and prepare derivative works from the products that Biomerica develops or modifies as a result of the agreement.

(11) Subsequent Events

The Company has analyzed its operations subsequent to November 30, 2009 through January 19, 2010, the date these financial statements were available for issuance.

On December 10, 2009, the Company held its annual meeting of shareholders. All directors nominated were elected. The stock option plan proposed by the board of directors was not approved by the shareholders.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $2,248,401 for the first six months of fiscal 2010 as compared to $2,314,920 for the same period in the previous year. This represents a decrease of $66,519, or 2.9%. For the quarter then ended net sales were $1,099,880 as compared to $1,120,575 for the same period in the previous year. This represents a decrease of $20,695, or 1.8%. The decrease in sales for the six months and quarter ended November 30, 2009 as compared to 2008 was a result of lower sales of the EZ Detect product and lower sales to one distributor in Europe.

         For the six months ended November 30, 2009 as compared to 2008, cost of sales increased from $1,448,977, or 62.6% of sales, to $1,655,447, or 73.6% of sales. For the three month period then ended cost of sales increased from $787,761, or 70.3% of sales, to $883,363, or 80.3% of sales. The major factor that contributed to the increase in loss was the move of the Company's operation. The move also affected the cost of goods for this quarter. While product sales continued throughout the move phase, the normal level of production decreased temporarily at the end of the quarter, correspondingly this resulted in idle facility costs which were included within cost of sales. The decrease in production levels at the end of the quarter also resulted in less work in process and finished goods on hand at November 30, 2009, upon which labor and overhead are applied. Also included in cost of sales is approximately $19,000 of material cost for replacement of product that was replaced in December, 2009. Other factors that affected cost of sales included higher wages, inventory scrap and reserves, repairs and maintenance, CE mark expenses, lab supplies and fixed costs in relationship to sales and the product mix of sales.

         For the six months ended November 30, 2009 compared to 2008, selling, general and administrative costs increased by $1,624, or 0.2%. For the three months then ended these expenses increased by $57,070, or 15.4%. Included in the six and three month expenses for fiscal 2010 were non-recurring moving expenses of approximately $84,000, which was offset by lower accounting, commissions and wages in fiscal 2009.

         For the six months ended November 30, 2009 compared to 2008, research and development increased by $66,855, or 57.4% and for the three months increased by $25,562, or 36.8%. The increase for the six and three months was primarily due to higher materials, supplies, and other expenses related to the development of new products.

         For the six months ended November 30, 2009, interest income decreased from $18,999 to $9,457 and for the three months then ended decreased from $6,977 to $3,869. The decrease was due to lower interest rates on a lower amount of cash investments. For the six months interest expense decrease from $17,454 to $7,109 and for the three months decreased from $7,783 to $3,676 due to lower interest rates on debt in addition to smaller balances owed.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2009, the Company had cash and current available-for-sale securities in the amount of $1,403,397 and working capital of $3,264,443.

         During the six months ended November 30, 2009, the Company operations used cash in the amount of $26,278 as compared $84,472 in the same period in the prior fiscal year. Cash used in financing activities was $10,919 for the period ended November 2009 as compared to cash used by financing activities for the six months ended November 30, 2009 of $88,447. The difference was primarily due to the repayment of the shareholder loan in the amount of $95,936 in fiscal 2009.

         Purchases of property and equipment for fiscal 2010 were $250,041 as compared to $60,033 in fiscal 2009. The increase in fiscal 2010 was primarily a result of purchases of equipment and leasehold improvements for the company's new location.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. actual results may differ materially from these estimates under different assumptions and conditins. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting bad debts, inventory overhead application, and inventory reserve. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Selected Financial Data.

         Please refer to the annual report on Form 10-KSB for the period ended May 31, 2009 for an in-depth discussion of risk factors.


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

Item 4.  CONTROLS AND PROCEDURES

         Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the 'reasonable assurance' level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date:  January 19, 2010

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer