Form 10-Q
period 2010-02-28
BIOMERICA INC
filed 2010-04-14
CIK 73290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number:    0-8765

                                 BIOMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            95-2645573
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

17571 Von Karman Avenue, Irvine,  California                   92614
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111
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

         Large accelerated filer    [_]     Accelerated filer          [_]

         Non-accelerated filer      [_]     Smaller reporting company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [_]        No  [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,660,839 shares of common stock as of April 14, 2010.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations and Comprehensive (Loss)
         Income (unaudited) - Nine and Three Months Ended
         February 28, 2010 and 2009............................................1

         Consolidated Balance Sheet (unaudited) -
         February 28, 2010 and (audited) May 31, 2009 .......................2-3

         Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended February 28, 2010 and 2009..........................4

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

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................14

         Signatures...........................................................15


                                                 PART I - FINANCIAL INFORMATION
                                                SUMMARIZED FINANCIAL INFORMATION
                                                  ITEM 1. FINANCIAL STATEMENTS

                                                         BIOMERICA, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)


                                                                      Nine Months Ended                Three Months Ended
                                                                        February 28,                      February 28,
                                                                    2010             2009            2010              2009
                                                                ------------     ------------     ------------     ------------
Net sales ..................................................    $  3,678,076     $  3,688,524     $  1,429,675     $  1,373,604

     Cost of sales .........................................      (2,570,396)      (2,148,364)        (914,949)        (699,387)
                                                                ------------     ------------     ------------     ------------
     Gross profit ..........................................       1,107,680        1,540,160          514,726          674,217
                                                                ------------     ------------     ------------     ------------

Operating Expenses:
     Selling, general and administrative ...................       1,024,223        1,081,304          313,104          371,809
     Research and development ..............................         270,762          204,767           87,447           88,307
                                                                ------------     ------------     ------------     ------------
                                                                   1,294,985        1,286,071          400,551          460,116
                                                                ------------     ------------     ------------     ------------
Operating (loss) income ....................................        (187,305)         254,089          114,175          214,101
                                                                ------------     ------------     ------------     ------------

Other Expense (income):
     Interest income .......................................         (12,296)         (22,589)          (2,839)          (3,596)
     Interest expense ......................................          10,062           22,418            2,953            4,964
     Other income ..........................................         (20,924)         (34,540)         (19,564)         (34,534)
     Other expense .........................................              --           28,365               --           28,365
                                                                ------------     ------------     ------------     ------------
                                                                     (23,158)          (6,346)         (19,450)          (4,801)
                                                                ------------     ------------     ------------     ------------
(Loss) income before income taxes ..........................        (164,147)         260,435          133,625          218,902

Income tax (benefit) .......................................              --          (54,105)              --          (57,842)
                                                                ------------     ------------     ------------     ------------

Net (loss) income ..........................................        (164,147)         314,540          133,625          276,744
                                                                ------------     ------------     ------------     ------------

Other comprehensive (loss) gain, net of tax
  Unrealized comprehensive (loss) gain .....................              --           (1,168)              --               44
  Foreign currency translation .............................          (1,154)              --             (409)              --
                                                                ------------     ------------     ------------     ------------

Comprehensive (loss) income ................................    $   (165,301)    $    313,372     $    133,216     $    276,788
                                                                ============     ============     ============     ============

Basic net (loss) income per common share ...................    $       (.02)    $        .05     $        .02     $        .04
                                                                ============     ============     ============     ============

Diluted net (loss) income per common share .................    $       (.02)    $        .05     $        .02     $        .04
                                                                ============     ============     ============     ============

Weighted average number of common and common
  equivalent shares:
     Basic .................................................       6,642,064        6,631,039        6,660,839        6,615,453
                                                                ============     ============     ============     ============
     Diluted ...............................................       6,642,064        6,778,294        6,665,514        7,017,611
                                                                ============     ============     ============     ============


The accompanying notes are an integral part of these statements.





                                               BIOMERICA, INC.
                                          CONSOLIDATED BALANCE SHEET


                                                                                   February 28,      May 31,
                                                                                      2010            2009
                                                                                   (unaudited)      (audited)
                                                                                   -----------     ----------
Assets

Current Assets
    Cash and cash equivalents ................................................     $1,130,014     $1,595,823
    Short-term investment ....................................................             --        100,000
    Accounts receivable, less allowance for doubtful accounts of $68,100 &
      $86,432, respectively...................................................        977,414        640,668
    Inventories, net .........................................................      1,957,705      1,999,463
    Prepaid expenses and other ...............................................        117,590        115,717
    Deferred tax asset - short-term ..........................................             --        103,000
                                                                                   ----------     ----------
          Total Current Assets ...............................................      4,182,723      4,554,671

Property and Equipment, net of accumulated depreciation and amortization .....        573,255        366,819

Deferred Tax Asset - Long-term ...............................................        238,000        135,000

Other Assets .................................................................         80,046         65,582

Intangible Assets ............................................................         44,559         30,000
                                                                                   ----------     ----------
                                                                                   $5,118,583     $5,152,072
                                                                                   ==========     ==========


The accompanying notes are an integral part of these statements.





                                           BIOMERICA, INC.
                                CONSOLIDATED BALANCE SHEET - Continued


                                                                          February 28,        May 31,
                                                                             2010              2009
                                                                           (unaudited)       (audited)
                                                                          ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued liabilities .......................     $   421,648       $    263,998
     Accrued compensation ...........................................         321,370            417,307
     Equipment loan - short-term portion ............................          44,317             42,254
                                                                          ------------      ------------
          Total Current Liabilities .................................         787,335            723,559

Loan for equipment purchase - long-term portion .....................          47,025             80,527

Deferred rent liability .............................................          62,009                 --

Shareholders' Equity

     Preferred stock no par value authorized 5,000,000 shares,
       none issued and none outstanding at February 28, 2010 and
       May 31, 2009 .................................................              --                 --
     Common stock, $0.08 par value authorized 25,000,000
       shares, issued and outstanding 6,660,839 and 6,631,039
       in February 28, 2010 and May 31, 2009 respectively ...........         532,866            530,482
     Additional paid-in-capital .....................................      17,540,131         17,502,986
     Accumulated other comprehensive loss ...........................          (2,880)            (1,726)
     Accumulated deficit ............................................     (13,847,903)       (13,683,756)
                                                                          ------------      ------------

Total Shareholders' Equity ..........................................       4,222,214          4,347,986
                                                                          ------------      ------------
Total Liabilities and Equity ........................................     $ 5,118,583       $  5,152,072
                                                                          ============      ============


The accompanying notes are an integral part of these statements.





                                              BIOMERICA, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the nine months ended February 28,                                        2010             2009
                                                                         -----------      -----------

Cash flows from operating activities:

Net (loss) income ..................................................     $  (164,147)      $  314,540

Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization .................................          83,076           65,055
     Stock option expense ..........................................          29,695           30,690
     Inventory reserve .............................................         (77,607)         (61,405)
     Provision for losses on accounts receivable ...................         (18,332)          17,136
     Loss on disposal of fixed assets ..............................           6,107               --
       Changes in current assets and liabilities:
       Accounts receivable .........................................        (318,414)        (232,604)
       Inventories .................................................         119,365         (256,338)
       Prepaid expenses and other current assets ...................         (16,337)         (14,412)
       Accounts payable and other accrued liabilities ..............         157,650          (71,260)
       Accrued compensation ........................................         (95,937)         (11,442)
       Deferred rent liability .....................................          62,009               --
                                                                         -----------      -----------
Net cash used in operating activities ..............................        (232,872)        (220,040)
                                                                         -----------      -----------

Cash flows from investing activities:
       Increase in intangible assets ...............................         (14,559)              --
       Maturity (investment) in certificate of deposit .............         100,000         (100,000)
       Purchases of property and equipment .........................        (295,619)        ( 76,339)
                                                                         -----------      -----------
Net cash used in investing activities ..............................        (210,178)        (176,339)
                                                                         -----------      -----------

Cash flows from financing activities:
     Repayment of shareholder loan .................................              --          (95,936)
     Proceeds from exercise of warrants & stock options ............           9,834           36,386
     Payments on capital lease .....................................              --           (3,745)
     Payments on loan for equipment purchase .......................         (31,439)         (31,380)
     Payment of common stock subscribed.............................              --           (3,000)
     Borrowings on line of credit...................................              --            2,175
                                                                         -----------      -----------

Net cash used in financing activities ..............................         (21,605)         (95,500)
                                                                         -----------      -----------
Effect of exchange rate changes on cash ............................          (1,154)          (1,428)
                                                                         -----------      -----------
Net decrease in cash and cash equivalents ..........................        (465,809)        (493,307)

Cash and cash equivalents at beginning of period ...................       1,595,823        2,022,380
                                                                         -----------      -----------

Cash and cash equivalents at end of period .........................     $ 1,130,014      $ 1,529,073
                                                                         ===========      ===========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

     Interest ......................................................     $    10,062      $    22,558
                                                                         ===========      ===========
     Income taxes ..................................................     $        --      $   122,500
                                                                         ===========      ===========
  Change in unrealized holding gain on available-for-sale
     securities.....................................................     $        --      $       260
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

     The allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. Management's policy is to reserve for all receivables' balances which have been outstanding for a significant period of time. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     The following table summarizes the Company's investment in a certificate of deposit that is classified under short term investments, and is carried at fair market value on the balance sheet at February 28, 2010 and May 31, 2009.

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
                                   ========          ========          ==============          ===============


                                               Quoted Prices in Active     Significant
                                                      Markets for              Other                Significant
                                                   Identical Assets      Observable Inputs      Unobservable Inputs
Description                    February 28, 2010        (Level 1)             (Level 2)               (Level 3)
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

         Historically we were in a loss position for tax purposes, and established a partial valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the whole benefit of our deferred tax assets. Although the Company has achieved net income over the last four fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Management re-evaluated its deferred tax asset at February 28, 2010 and determined that it should remain at $238,000.

         The Company has historically classified income from freight charges to customers as sales, which has been offset by shipping and handling costs. The income from freight for the nine months ended February 28, 2010 and 2009, respectively, was $82,561 and $87,739 and for the quarters then ended was $35,322 and $34,560, respectively. The financial statements presented herein show the income from shipping and handling as a component of sales for both periods and the costs of shipping and handling as a component of cost of goods sold.

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

For the nine months ended February 28, 2010 and 2009, the Company expensed $29,695 and $30,690, respectively, of stock option expense based on ASC 718 in its financial statements. For the three months ended February 28, 2010 and 2009, the Company expensed $11,021 and $12,016, respectively, of stock options expense based on ASC 718 in its financial statements.

(2) The following summary presents the options granted, exercised, expired, cancelled and outstanding as of February 28, 2010:

                                                                         Weighted
                                                                         Average
                               Number of Options and Warrants            Exercise
                               Employee           Non-employee            Total               Price
                              ----------           ----------           ----------           --------
Outstanding
May 31, 2009                   1,516,508              158,166            1,674,674           $   0.77

Granted                               --                   --                   --                 --
Exercised                        (29,800)                  --              (29,800)              0.33
Cancelled or expired            (124,875)            (124,000)            (248,875)              2.05
                              ----------           ----------           ----------           --------
Outstanding
February 28, 2010              1,361,833               34,166            1,395,999           $   0.55
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

Inventories approximate the following:

                                             February 28,          May 31,
                                                 2010               2009
                                            -------------      -------------
Raw materials                               $    735,000       $     809,000
Work in progress                                 993,000             818,000
Finished products                                317,000             537,000
Reserve for obsolete inventory                   (87,000)           (165,000)
                                            -------------     --------------
Total                                       $  1,958,000      $    1,999,000
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

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations. The following table excludes 59,770 options and warrants for the nine months ended February 28, 2010, which were deemed anti-dilutive.

                                                Nine Months Ended               Three Months Ended
February 28,                                   2010           2009            2010            2009
------------------------------------------------------------------------------------------------------
Numerator:
   (Loss)income from continuing operations $  (164,147)    $ 314,540          $133,625        $276,744
------------------------------------------------------------------------------------------------------

Numerator for basic and diluted net
   (loss)income per common share           $  (164,147)    $ 314,540          $133,625        $276,744
======================================================================================================

Denominator for basic net (loss) income      6,642,064     6,631,039         6,660,839       6,615,453
    per common share
Effect of dilutive securities:
   Options and warrants                             --       147,255             4,675         402,158
------------------------------------------------------------------------------------------------------

Denominator for diluted net (loss) income
    per common share                         6,642,064     6,778,294         6,665,514       7,017,611
======================================================================================================

Basic net (loss) income per common share   $    (.02)    $     .05        $     .02        $     .04
======================================================================================================

Diluted net (loss) income per common share $    (.02)    $     .05        $     .02        $     .04
======================================================================================================

(7) Recent Accounting Pronouncements

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

(8) Financial information about foreign and domestic operations and export sales is as follows:
                                                      For the Nine Months Ended
                                                       2/28/10        2/28/09
                                                      ----------     ----------
   Revenues from sales to unaffiliated customers:
   United States                                      $  857,000     $  854,000
   Asia                                                  881,000        739,000
   Europe                                              1,861,000      1,985,000
   South America                                          43,000         73,000
   Middle East                                            26,000             --
   Other                                                  10,000         38,000
                                                      ----------     ----------
                                                      $3,678,000     $3,689,000
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

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 28, 2010. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential indemnification provisions are unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 28, 2010.

(10) On October 14, 2009, the Company entered into an agreement to acquire the technology and intellectual property related to certain products in order to manufacture and sell such products. Under the terms of the agreement Biomerica, Inc. will have the right to use, revise, modify and prepare derivative works with respect to such licensed products and technology for a specified amount per product. The other party to the agreement will have the right and license to use, revise, modify and prepare derivative works from the products that Biomerica develops or modifies as a result of the agreement.

(11) In February 2010 the Company's line of credit for $400,000 at an interest Rate of 4.25% was renewed with Union Bank.

Subsequent Events

On March 8, 2010, the Company entered into a manufacturing agreement with Ivax Diagnostics Corp. whereby the Company granted Ivax the right to market and sell certain of the Company's products in specified countries. The initial term of the agreement is for two years.

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

RESULTS OF OPERATIONS

         Consolidated net sales for Biomerica were $3,678,076 for the first nine months of fiscal 2010 as compared to $3,688,524 for the same period in the previous year. This represents a decrease of $10,448, or .3%. For the quarter then ended net sales were $1,429,675 as compared to $1,373,604 for the same period in the previous year. This represents an increase of $56,071, or 4.1%. The decreased sales for the nine months was attributable to lower foreign sales during the first half of the year, with foreign sales increasing during the three months ending February 28, 2010. The increase for the three months is reflective of the increased foreign sales, particularly sales of clinical laboratory products.

         For the nine months ended February 28, 2010 as compared to 2009, cost of sales increased from $2,148,364, or 58.2% of sales, to $2,570,196, or 69.9% of sales. For the three month period then ended cost of sales increased from $699,387, or 50.9% of sales, to $914,949, or 64.0% of sales. Factors that affected cost of sales in fiscal 2010 included higher rent (including over lapping rent due to the move), inventory scrap and reserves, higher wages due to more personnel, yearly wage increases and overtime, CE mark expenses, repairs/maintenance and outside services. In addition, due to the move the work-in-process and finished goods inventory, upon which labor and overhead are applied, was at a reduced level which contributed to a higher cost of goods as a percentage of sales.

         For the nine months ended February 28, 2010 compared to 2009, selling, general and administrative costs decreased by $57,081, or 5.3%. For the three months then ended these expenses decreased by $58,705, or 15.8%. The decreases for the nine months and quarter were attributable to lower wages due to fewer personnel, lower health insurance, accounting and bad debt expense which was offset by moving expenses.

         For the nine months ended February 28, 2010 compared to 2009, research and development increased by $65,995, or 32.2% and for the three months decreased by $860, or 1.0%. The increase for the nine was primarily due to higher materials, supplies, wages, outside services and other expenses related to the development of new products.

         For the nine months ended February 28, 2010, interest income decreased from $22,589 to $12,296 and for the three months then ended decreased from $3,596 to $2,839. The decrease was due to lower interest rates on a lower amount of cash investments. For the nine months interest expense decrease from $22,418 to $10,062 and for the three months decreased from $4,964 to $2,953 due to lower interest rates on debt in addition to smaller balances owed.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2010, the Company had cash and equivalents in the amount of $1,130,014 and working capital of $3,395,388.

         During the nine months ended February 28, 2010, the Company operations used cash in the amount of $232,872 as compared $220,040 in the same period in the prior fiscal year. Cash used in financing activities was $21,605 for the period ended February 28, 2010 as compared to cash used by financing activities for the nine months ended February 28, 2009 of $95,500. The difference was primarily due to the repayment of the shareholder loan in the amount of $95,936 in fiscal 2009.

         Purchases of property and equipment for fiscal 2010 were $295,619 as compared to $76,339 in fiscal 2009. The increase in fiscal 2010 was primarily a result of purchases of equipment and leasehold improvements for the company's new location.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2009 Annual Meeting of the Company's stockholders was held on December 10, 2009. Two matters were voted upon at the meeting, as set forth in the proxy statement dated September 29, 2009, as filed with the Securities and Exchange Commission pursuant to Rule 14 under the Securities Act of 1934 and described below.

Proposal No. 1:  Election of Directors

Name              For             Votes Withheld

Barbieri        5,542,369               264,105
Cano            5,541,873               264,601
Emerson         5,541,923               264,551
Irani           5,542,169               264,305
Moore           5,542,201               264,273


All directors nominated were elected.

Proposal No. 2:  Approval of the Company's 2009 Stock Incentive Plan

For   1,963,483         Against   328,522       Abstain  53,482

The Company's 2009 Stock Incentive Plan was not approved by a plurality of votes.


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

Date:  April 14, 2010

                                        BIOMERICA, INC.

                                        By: /S/ Zackary S. Irani
                                            -----------------------
                                            Zackary S. Irani
                                            Chief Executive Officer