Form 10-K
period 2010-05-31
BIOMERICA INC
filed 2010-08-30
CIK 73290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2010
                                                                      or

[_]  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For The Transition Period From ______ To ______

Commission File Number: 0-8765

BIOMERICA, INC.
(Exact Name of registrant as specified in its charter)

Delaware	95-2645573
(State or other jurisdiction of Incorporation of organization)	(I.R.S. Employer Identification No.)

17571 Von Karman Avenue, Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER:
(949) 645-2111

Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)
None	OTC-BULLETIN BOARD

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [_]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [_]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter (based upon 5,332,647 shares held by non-affiliates and the closing price of $0.38 per share for Common Stock in the over-the-counter market as of November 30, 2009): $2,026,406.

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 30, 2010:  6,660,839

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2010. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

PART I

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

A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations.  Biomerica established a subsidiary in Mexicali for future use.  After the year-end the Company eliminated its dedicated research department in order to follow its current strategy of licensing technology from other institutions.

Biomerica has undergone no material change in the mode of conducting its business other than as described above.  The Company did move its facilities in fiscal 2010 and in doing so disposed of approximately $282,000 of fixed assets and leasehold improvements (these assets were almost fully depreciated-the Company realized a loss for the portion that was not depreciated of $6,107) and incurred other moving expenses.  The Company is increasing its efforts to license technology from other companies in order to increase its product line and bring new products to market at a faster pace.

PRODUCTION

Most of our diagnostic test kits are processed and assembled at our facilities in Irvine, California and in Mexicali, Mexico. During fiscal 2003, the diagnostics division established a manufacturing facility in Mexicali, Mexico. We moved a significant portion of our diagnostic production (primarily a portion of our packaging and assembly) to that facility. We sublease facilities from and subcontract with Lancer Orthodontics (a former subsidiary) to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations. In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own maquiladora operation in Mexico at some time in the future.

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

RESEARCH AND DEVELOPMENT

Biomerica is engaged in research and development to broaden its diagnostic product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2010 and 2009 aggregated $455,171 and $278,308, respectively.

Biomerica has recently eliminated its internal research group (two scientists) in favor of licensing in new technology from outside institutions in order to more rapidly expand its product offerings and time to market.  Biomerica plans to continue to develop new products through technology licensing.

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

For the year ended May 31, 2010 the Company had one customer which accounted for 23.5% of consolidated sales and during fiscal 2009 the Company had two customers which accounted for 26% of consolidated sales.

BACKLOG

At May 31, 2010 and 2009 Biomerica had a backlog of approximately $8,000 and $97,000 respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. For the years ended May 31, 2010 and 2009, no company accounted for more than 10% of the consolidated purchases of raw materials.

The inventory consists of various types of  materials including antibodies, antigens, bottles, boxes, various chemicals and reagents utilized in the manufacture of our test kits and inventory in various stages of completion.

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

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

As part of our diagnostic business, we sell products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the Food and Drug Administration (the "FDA"), Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters.

The Food, Drug & Cosmetic Act of 1938 (the "FDCA") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be assured through general controls, such as device listing, adequate labeling, and adherence to the Quality System Regulation ("QSR") as well as Medical Device Reporting (“MDR”), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Notification or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive clearance prior to marketing by the FDA pursuant to a pre-market notification to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices. The Company's products are primarily either Class I or Class II medical devices. The following is a breakdown of the Biomerica products by class:

Class I - Fortel™ Ovulation test, EZ-LH™ Rapid Ovulation test, Fortel Microalbumin test

Class II - GAP™ IgG H. Pylori ELISA kit, GAP™ IgM H. Pylori ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Isletest™ GAD ELISA kit, IAA ELISA kit, GAP™ IgA H. Pylori ELISA kit, C-Peptide ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant™ Food Intolerance Kits, Allerquant™ Food Additive Intolerance Kit, Gliadin IgG and IgA kits, Transglutaminase IgA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG™ Rapid Pregnancy test (professional and dipstick), EZ Detect™ Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware™ Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, EZ-HP OTC,  Fortel Cat Allergy Test, Fortel Dog Allergy Test.

Class III - Isletest™ ICA ELISA kit, EZ PSA (Professional and OTC).

If the FDA finds that the device is not substantially equivalent to a predicate device, the device may be deemed a Class III device, and a manufacturer or seller is required to file a Pre-Market Approval (“PMA”) application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed, but approval is required before the product can be sold for general use in the U.S. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. The FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

Pursuant to FDA requirements, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the Quality System Requirements, which requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and MDR regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on November 19, 2010. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

Through compliance with FDA and California regulations, we can market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a "CE Mark" in order to be sold in EU countries. The directive went into effect beginning December 7, 2003. The Company has completed the process for complying with the "CE Mark" directives, In Vitro Directive 98/79/EC, ISO 13485 for medical devices. At present the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

The following products are FDA-cleared and may be sold to clinical laboratories, physician laboratories and/or retail outlets in the United States as well as internationally:

ACTH ELISA Kit
Anti-thyroglobulin ELISA kit
Anti-TPO ELISA Kit
AWARE™ Breast Self-Examination Kit
Calcitonin ELISA Kit
Drugs-of-Abuse Rapid Tests
Erythropoietin ELISA Kit
EZ-HCG™ Rapid Pregnancy Test
EZ-LH™ Rapid Ovulation Test
EZ Detect™ Fecal Occult Blood Test (Physician's package, OTC package)
GAP™ IgG H.Pylori ELISA Kit
HS-CRP ELISA
Myoglobin ELISA
PTH (Intact) ELISA Kit
Troponin I ELISA

The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

Allerquant™ IgG Food Intolerance ELISA Kit (90-foods, 14-foods, custom kits)
Allerquant™ IgG Food Additives Kit

EZ-PSA™ Rapid Test
EZ-H. Pylori™ Rapid Test
Fortel™ Cat Allergy Test
Fortel™ Dog Allergy Test
Fortel™ Microalbumin Test
Fortel™ Ultra Midstream Pregnancy Test
Fortel™ Ovulation Test
GAP™ IgM H. Pylori ELISA Kit
GAP™ IgA H. Pylori ELISA Kit
Gliadin IgG ELISA Kit
Gliadin IgA ELISA Kit
Transglutaminase IgA ELISA Kit
Isletest™ GAD ELISA Kit
Isletest™ ICA ELISA Kit
Isletest™ IAA ELISA Kit

Biomerica is licensed to design, develop, manufacture and distribute IN VITRO diagnostic and medical devices and is subject to the Code of Federal Regulations, Section 21, parts 800 - 1299. The FDA is the governing body that assesses and issues Biomerica's license to assure that it complies with these regulations. Biomerica is currently licensed, and its last assessment was in March 2006. During the inspection the FDA noted five observations that were corrected in a timely manner. Biomerica is also registered and licensed with the State of California's Department of Health Services. The last audit with the State of California was in November 2009 and no observations were noted.  The Company believes that all Biomerica products sold in the U.S. comply with the FDA regulations.

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

INTERNATIONAL BUSINESS

Most of Biomerica's property and equipment are located within Southern California. The Company currently has a minor amount of property and equipment located in Mexico. The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31,	2010		2009

Europe	$2,565,000	/50.5%	$2,631,000	/53.3%
U.S. Customers	1,051,000	/20.8%	1,198,000	/24.3%
Asia	1,367,000	/26.9%	956,000	/19.4%
S. America	45,000	/0.8%	92,000	/1.9%
Middle East	34,000	/0.7%	40,000	/0.8%
Other foreign	13,000	/0.3%	18,000	/0.3%
Total Revenues	$5,075,000	/100%	$4,935,000	/100%

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

INTELLECTUAL PROPERTY

We regard the protection of our copyrights, service marks, trademarks and trade secrets as important to our future success. We rely on a combination of copyright, trademark, patents, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with most of our fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our product brands is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

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

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for one product, with a similar amount to be paid for each of six additional products as they are transferred. The Company will be amortizing the costs for these licenses over a ten year period but since they had not transferred over as of May 31, 2010, has recorded no accumulated amortization for these licenses as of May 31, 2010. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable and therefore no provision has been made for this obligation as of May 31, 2010.

In May 2010, the Company acquired from the inventor the exclusive, perpetual license to a United States patent  applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is  currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this patent over a ten year period and accordingly has recorded no accumulated amortization for this patent as of May 31, 2010. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the patent. The Company accrues this royalty when it becomes payable, and therefore, no provision has been made for this obligation as of May 31, 2010.

EMPLOYEES

As of May 31, 2010 and 2009, the Company employed 33 employees of whom 2 are part-time employees in the United States. The following is a breakdown between departments:

	2010	2009
Administrative	4	5
Marketing & Sales	3	3
Research & Development	2	3
Production and Operations	24	22
Total	33	33

In addition, Biomerica contracts with Lancer for the services of 14 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.  RISK FACTORS

Although not required to disclose risk factors, Biomerica has chosen to inform users of its financial information about certain risk associated with the Company’s operations below.

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

ITEM 2. DESCRIPTION OF PROPERTY

During fiscal 2009 and from June through November of fiscal 2010 the Company leased its facilities on a month-to-month basis while it negotiated, planned and executed its move. Those facilities were owned and operated by Ms. Janet Moore (an officer and director of the Company), Ilse Sultanian, Susan Irani Rigdon and Jennifer Irani, some of whom are shareholders.  The rent was $14,000 per month.  Management believed that there would have been no significant difference in the terms of the property rental if the Company was renting from a third party. On June 18, 2009, the Company entered into an agreement to lease a building from an unaffiliated party in Irvine, California, commencing September 1, 2009 and ending August 31, 2016.  The initial base rent is set at $18,490 with a security deposit of $22,080.  The sum of $40,568 was due upon execution of the lease.    In October and November 2009 the Company moved its operations to this facility.  Total rent expense for fiscal 2009 was $168,000 and for fiscal 2010 was $236,872.  Part of the increase was due to overlapping rents.

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

	Bid Prices
	High	Low
Quarter ended:
May 31, 2010	$0.53	$0.40
February 28, 2010	$0.44	$0.36
November 30, 2009	$0.45	$0.35
August 31, 2009	$0.69	$0.42
May 31, 2009	$0.70	$.028
February 29, 2009	$0.60	$0.25
November 30, 2008	$0.99	$0.45
August 31, 2008	$1.05	$0.75

As of May 31, 2010, the number of holders of record of Biomerica's common stock was approximately 857, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

The table below provides information relating to our equity compensation plans as of May 31, 2010:

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)

Equity compensation
Plans approved by	1,319,999	$0.55	none
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

RESULTS OF OPERATIONS

Fiscal 2010 Compared to Fiscal 2009

During fiscal 2010 the Company moved its facilities from Newport Beach to Irvine, California.  This move impacted expenses in every department. The Company incurred direct moving costs of approximately $225,000.  The Company incurred some overlapping rent and related expenses during the transition and continued to rent a small amount of space at the prior facility for several months after the main move. The move affected the production output for a couple of months during the move and set up period and contributed to a larger than normal scrap. Scrap problems as a result of the move have since been resolved.

Our consolidated net sales were $5,075,222 for fiscal 2010 compared to $4,934,771 for fiscal 2009. This represents an increase of $140,451, or 2.8% for fiscal 2010.  The Company realized an increase in sales in Asia of $411,000 with offsetting decreases in other geographic areas.

Cost of sales in fiscal 2010 as compared to fiscal 2009 increased by $549,547. The percentage of cost of sales relative to sales increased from 60.1% to 69.2%, or by 9.2%, due to various factors.   These included higher than normal scrap, which in part was due to the move; the $50,000 write-down to market in the fourth quarter of one inventory item; the costs associated with registration of certain products in China; increased rent due to overlapping rent during the move and a more expensive facility; the write-off of expired inventory; small overall increases in materials,  wages and associated costs. In addition the Company has licensed a significant amount of new technologies, and the production department has been working to finalize development and production procedures for them.  The preceding has resulted in increased outside services, materials and lab supply usage, and depreciation on new equipment.

Selling, general and administrative costs increased in fiscal 2010 as compared to fiscal 2009 by $26,220 (1.8%).   The increase was a result of the moving expenses of approximately $225,000 which was offset by lower accounting, health insurance, general insurance, commissions and bad debt expense.

Research and development expense was $455,171 in fiscal 2010 as compared to $278,308 in fiscal 2009. This is an increase of $176,863, (63.5%).  The Company expended considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others).  The effort resulted in higher wages and related costs, materials, lab supplies and outside services.  Biomerica has recently eliminated its internal research group (two scientists) in favor of licensing in new technology from outside institutions in order to more rapidly expand its product offerings and time to market.

Interest expense decreased from $27,521 to $12,323 in fiscal 2010 as compared to fiscal 2009, or $15,198 (55.2%). The change in interest expense resulted from decreased balances pertaining to accrued wages payable and equipment loan. Interest income decreased from $29,867 to $14,713 due to lower interest rates and lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2010, the Company had cash and cash equivalents in the amount of $1,055,206,  as compared to $1,595,823 of cash and cash equivalents as of May 31, 2009.  As of May 31, 2010 and 2009, the Company had working capital of $3,176,438 and $3,831,112, respectively. During 2010, cash used in operations was $236,980 as compared to cash used in fiscal 2009 of $101,999. This was the result of increased accounts receivable balances, the pay down of accrued compensation and changes in accounts receivable and inventory reserves offset by a reduction in inventory and other non-cash adjustments. During fiscal 2010, cash used in investing activities was $269,402 as compared to cash used in investing activities of $215,890 in fiscal 2009. Cash of $315,521 and $85,890 for fiscal 2010 and 2009, respectively, was used for the purchase of property and equipment. Cash used in financing activities in fiscal 2010 was $32,448 as compared to cash used in financing activities of $106,942 in fiscal 2009. The cash used in the Company’s financing activities in 2009 was higher due to the Company paying off its shareholder loans of which there were none in 2010.

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line (the "Line") of credit in the amount of $400,000. The interest rate for the line of credit is the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral. The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance.  The bank and the Company agreed to renew this Agreement on February 13, 2010 for another one-year period.  The Company did not owe anything on this line of credit as of May 31, 2010.

Payments on the shareholder's note payable were made during fiscal 2009, according to the agreement through July 31, 2008, at which time the remaining balance on the loan was paid in full.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 of the Consolidated Financial Statements describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

An allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is not probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Although the Company has achieved net income over the previous four fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2010, that $500,000 of its deferred tax asset should be reserved for. Management has determined that the tax asset of $238,000 as of May 31, 2010 is an appropriate estimate of the Company’s utilization of its deferred tax assets.  Management will re-evaluate this determination periodically.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our financial statements for a listing of adopted and soon to be adopted accounting pronouncements.

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

Exhibit 99.3, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) that are required in accordance with Rule 13a-14 of the Exchange Act. This “Disclosure Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2010, the Company's internal control over financial reporting was effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

This information is incorporated by reference to the Company's proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the Company's proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2003, Biomerica entered into an agreement with Lancer whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2010, Biomerica has paid all applicable shelter fees and rent due.  For the year ended May 31, 2009 and from June through November of fiscal 2010, the Company leased its facilities, on a month-to-month basis, from an officer and director of the Company as well as certain shareholders.  The rent was approximately $14,000 month.

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by PKF in 2010 and 2009 were as follows:

	2010	2009

Audit fees	$72,228	$72,182
Audit related fees	--	--
Tax fees	6,274	6,043
All other fees	--	784
Total	$78,503	$79,009

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

Of the services provided in fiscal 2010 and 2009, all fees and services were pre-approved by the audit committee.

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

10.1
Standard Industrial/Commercial Single-Tenant Lease for 17571 Von Karman Avenue, Irvine, CA 92614, incorporated by reference to Exhibit 10.1 of the Company’s August 31, 2009 Form 10Q filed October 15, 2009.

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

10.31	Loan Modification, Forbearance and Security Agreement (incorporated by reference to the Company's February 29, 2004 Form 10-QSB filed April 14, 2004).

10.32	Promissory Note (incorporated by reference to the Company's February 29, 2004 Form 10-QSB filed April 14, 2004).

10.33	Second Amendment of the Note, Loan and Modification Agreement (incorporated by reference to the Company's February 28, 2007 Form 10-QSB filed April 16, 2007).

10.39	Small Business Banking Agreement (Business Line of Credit Number 0366422012) with Union Bank (incorporated by reference to the Company’s February 28, 2009 Form 10Q filed April 14, 2009).

10.40	Small Business Banking Agreement (Business Loan Number 0366422020) with Union Bank (incorporated by reference to the Company’s February 28, 2009 Form 10Q filed April 14, 2009).

23.1	Consent of Independent Registered Public Accounting Firm (PKF).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Biomerica, Inc. and Subsidiary Consolidated Financial Statements For The Years Ended May 31, 2010 and 2009 and Independent Registered Public Accounting Firm's Report.

(b)  Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMERICA, INC.
Registrant

By /s/ Zackary S. Irani
Zackary S. Irani,
Chief Executive Officer

Dated: 8/30/10

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/30/10
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/30/10
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/30/10
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/30/10
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/30/10
Jane Emerson,
M.D.,Ph.D. Director