Form 10-Q
period 2010-08-31
BIOMERICA INC
filed 2010-10-15
CIK 73290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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
         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,660,839 shares of common stock, par value $0.08, as of October 15, 2010.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended August 31,
	2010	2009

Net sales	$1,177,712	$1,148,521

Cost of sales	788,932	772,084
Gross profit	388,780	376,437

Operating Expenses:
Selling, general and administrative	303,158	283,437
Research and development	97,852	88,281
Total operating expenses	401,010	371,718

(Loss) income from operations	(12,230)	4,719

Other Income (Expense):
Interest income	2,143	5,588
Interest expense	(2,136)	(3,433)
Other income, net	37	1,060

	44	3,215

Net (loss) income	$(12,186)	$7,934

Basic net (loss) income per common share	$(.00)	$.00

Diluted net (loss) income per common share	$(.00)	$.00

Weighted average number of common and common equivalent shares:
Basic	6,660,839	6,631,039
Diluted	6,660,839	6,757,754

Net (loss) income	$(12,186)	$7,934

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(566)	(344)

Comprehensive (loss) income	$(12,752)	$7,590

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2010 (unaudited)	May 31, 2010 (audited)

Assets

Current Assets
Cash and cash equivalents	$812,869	$1,055,206
Accounts receivable, less allowance for doubtful accounts of $23,206 as of August 31 and May 31, 2010	1,039,914	1,017,842
Inventories, net	1,876,324	1,790,567
Prepaid expenses and other	176,758	187,703
Deferred tax assets, current portion	42,000	42,000
Total Current Assets	3,947,865	4,093,318

Property and Equipment, net of accumulated depreciation and amortization	537,734	562,227

Deferred Tax Assets, net of current portion	196,000	196,000

Intangible Assets, net	106,865	83,881

Other Assets	84,726	79,774

Total Assets	$4,873,190	$5,015,200

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - Continued

	August 31, 2010 (unaudited)	May 31, 2010 (audited)

Liabilities and Shareholders' Equity

Current Liabilities

Accounts payable and accrued expenses	$480,459	$565,088
Accrued compensation	273,128	306,717
Loan for equipment purchase – current-term	45,830	45,075
Total Current Liabilities	799,417	916,880

Loan for equipment purchase-long-term	23,629	35,424

Total Liabilities	823,046	952,304

Commitments and Contingencies

Shareholders' Equity

Preferred stock, no par value authorized 5,000,000 shares, issued and none outstanding at August 31, 2010 and May 31, 2010	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,660,839 at August 31, 2010 and May 31, 2010	532,866	532,866
Additional paid-in-capital	17,548,754	17,548,754
Accumulated other comprehensive loss	(4,079)	(3,513)
Accumulated deficit	(14,027,397)	(14,015,211)

Total Shareholders' Equity	$4,050,144	$4,062,896

Total Liabilities and Shareholders' Equity	$4,873,190	$5,015,200

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2010	2009

Cash flows from operating activities:

Net (loss) income	$(12,186)	$7,934

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,087	23,285
Stock option expense	--	3,281
Allowance for doubtful accounts receivable	--	8,887
Inventory reserve	8,227	(8,583)
Changes in current assets and liabilities:
Accounts receivable	(22,072)	92,024
Inventories	(93,984)	(49,619)
Prepaid expenses and other assets	5,993	(53,012)
Accounts payable and other accrued expenses	(84,629)	40,178
Accrued compensation	(33,589)	(29,705)

Net cash (used in) provided by operating activities	(199,153)	34,670

Cash flows from investing activities:
Maturity of short term investment	--	100,000
Intangibles	(25,000)	(2,800)
Purchases of property and equipment	(6,578)	(24,914)

Net cash (used in) provided by investing activities	(31,578)	72,286

Cash flows from financing activities:
Payment of equipment loan	(11,040)	(10,270)

Net cash used in financing activities	(11,040)	(10,270)
Effect of Exchange Rate Changes in Cash	(566)	(344)

Net (decrease) increase in cash and cash equivalents	(242,337)	96,342
Cash and cash equivalents at beginning of period	1,055,206	1,595,823
Cash and cash equivalents at end of period	$812,869	$1,692,165

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the quarter for:
Interest	$1,958	$3,608

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Consolidated Balance Sheet data as of May 31, 2010 was derived from audited financial statements. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2010. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and ReadyScript, Inc. (as discontinued operations) as well as a German subsidiary and Mexican subsidiary (collectively the "Company") which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

Accounts Receivable

The Company extends unsecured credit to its customers on a regular basis.  International accounts are required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Credit levels are approved by designated upper level management.  Domestic customers are extended initial $500 credit limits until they establish a history with the Company or submit credit information.  All increases in credit limits are also approved by designated upper level management.  Management evaluates receivables on a quarterly basis and adjusts the reserve for bad debt accordingly.  Balances over ninety days old are reserved for unless collection is reasonably assured.  Management evaluates quarterly what items to charge off.  Any charge-offs are approved by upper level management prior to charging off.

Inventories

The Company values inventory at the lower of cost (determined using the first-in, first-out method) or market. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and our allocation of fixed production overhead is based on the normal capacity of our production facilities.

Inventories approximate the following:

	August 31, 2010	May 31, 2010
Raw materials	$739,000	$673,000
Work in progress	736,000	724,000
Finished products	401,000	394,000

Total	$1,876,000	$1,791,000

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

Intangible Assets

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (ASC) 350 “Intangibles” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents.

Stock-Based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 “Share-based Compensation” (ASC 718), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the historical volatility of the Company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

For the three months ended August 31, 2010 and 2009 the Company expensed $0 and $3,281 of stock option expense due to ASC 718 in its financial statements, respectively.

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2010:

	Number of Options and Warrants			Weighted Average Exercise
	Employee	Non-employee	Total	Price
Outstanding May 31, 2010	1,268,000	51,999	1,319,999	$0.55

Granted	--	--	--	--

Exercised	--	--	--	--

Cancelled or expired	(111,000)	--	(111,000)	0.53
Outstanding August 31, 2010	1,157,000	51,999	1,208,999	$0.56

Non-Controlling Interest

At August 31 and May 31, 2010, Biomerica owned 88.9% of ReadyScript, which was discontinued in 2001. There were no transactions relating to the discontinued operations and the remaining balance sheet of the discontinued operations is de minimus.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized.

Shipping and Handling Fees And Costs

Shipping and handling fees billed to customers are required to be classified as revenue, and shipping and handling costs are required to be classified as either cost of sales or disclosed in the notes to the financial statements. The Company included shipping and handling fees billed to customers in net sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

Foreign Currency Translation

The subsidiary located in Germany operates primarily using local functional currency. Accordingly, assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income.

Deferred Rent

Rent is being amortized on a straight-line basis at $19,580 per month for the eighty-four month term of the lease.  The excess of rent accrued each month over the amount paid per month is being accrued as a liability on the Company’s balance sheet.  Because three months of rent was abated at the beginning of the lease, all of the rent for those three months was accrued in the deferred rent expense liability account.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended August 31, 2010 and 2009 was 1,208,999 and 760,499, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	August 31,
	2010	2009
Numerator:
(Loss) income from continuing operations	$(12,186)	$7,934

Denominator for basic net (loss) income per common share	6,660,839	6,631,039
Effect of dilutive securities:
Options and warrants	--	126,715

Denominator for diluted net (loss) income per common share	6,660,839	6,757,754

Basic net (loss) income per common share	$(.00)	$0.00

Diluted net (loss) income per common share	$(.00)	$0.00

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued updated guidance of ASC 350, "Intangibles—Goodwill and Other" (ASC 350), removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations" (ASC 805) and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for our financial statements commencing April 1, 2010. The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	For the Three Months Ended
	8/31/10	8/31/09
Revenues from sales to unaffiliated customers:
United States	$303,000	$229,000
Asia	225,000	272,000
Europe	623,000	617,000
South America	1,000	18,000
Middle East	12,000	12,000
Other	14,000	1,000
	$1,178,000	$1,149,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 4: Commitments and Contingencies

On February 13, 2010, the Company renewed the line of credit with its bank for a one year business line of credit (the "Line") in the amount of $400,000. The balance of this line at August 31, 2010 was zero.

On February 13, 2009, the Company entered into a loan agreement with its bank for an equipment loan (“Loan”) for $133,000 at an interest rate of 6.50%. The related equipment serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000.  As of August 31, 2010 approximately $69,500 was owed on the Loan.

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Biomerica, Inc. and Subsidiaries ("Biomerica", the "Company", "we" or "our") develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

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

RESULTS OF OPERATIONS

Consolidated net sales were $1,177,712 for the first quarter of fiscal 2011 as compared to $1,148,521 for the same period in the previous year. This represents an increase of $29,191 or 2.5% for the quarter ended August 31, 2010 as compared to the quarter ended August 31, 2009. The increase was primarily due to the increase of sales to a chain drug store domestically.

Cost of sales in the first quarter of fiscal 2011 were $788,932, or 67.0% of sales as compared to $772,048, or 67.2% of sales in fiscal 2010. Included in cost of sales for the period ended August 31, 2010 was a sales incentive of $56,458 which was paid in the form of free product to a major customer. Without such incentive cost, cost of sales would have been approximately 62.2% of sales. The decrease in cost of sales as a percentage of sales when comparing the first quarter of fiscal 2010 to the first quarter of fiscal 2011 is primarily a result of lower scrap costs, decreased production wages and lower material cost.

Selling, general and administrative costs increased by $19,721, or 7.0% for the period ended August 31, 2010 as compared to the period ended August 31, 2009. The increase was primarily due to increased trade show costs and partly due to rent.

Research and development increased by $9,571, or 10.8% for period ended August 31, 2010 as compared to the period ended August 31, 2009, primarily due to costs associated with integrating newly licensed products into the Company’s product line.

Interest income decreased by $3,445 due to lower cash balances. Interest expense decreased by $1,297 due to lower balances due.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31 and May 31, 2010, the Company had cash and cash equivalents in the amount of $812,869 and $1,055,206 and working capital of $3,148,448 and $3,176,438, respectively.

During the quarter ended August 31, 2010 the Company operations used cash of $199,153 as compared to cash provided of $34,670 in the same period of the prior fiscal year. Cash used in operations in fiscal 2011 was due in large part to an increase in inventories of $85,757 and paying down of payables and accrued expenses of $84,629. Cash used in investing activities in fiscal 2011 was $31,578 compared to cash provided by investing activities in the same period in fiscal 2010 of $72,286. This is primarily due to the maturity of a certificate of deposit in the amount of $100,000 in fiscal 2010 and the purchases of fixed assets and investment in intangible assets in the first quarter of fiscal 2011. Cash used by financing activities in fiscal 2011 was $11,040 as compared to $10,270 in fiscal 2010.

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

The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance. The Company did not owe anything on this line of credit as of August 31, 2010.

In February 2010 the Company and the bank agreed to extend the above line of credit for one year.

On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank of California for a business loan ("Loan") for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. The Loan was used for the purpose of paying off a business loan which had been established with different commercial bank. The fixed asset serves as collateral for the loan. The loan payable at August 31, 2010 and May 31, 2010 relating to this equipment  loan is $69,459 and $80,499, respectively.

The Loan is payable in thirty-six monthly payments of approximately $4,000.

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, and inventory reserve. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Item 1A. RISK FACTORS.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  OTHER INFORMATION.  None.

Item 5.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.			Description

	31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

	31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

	32.1	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

	32.2	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: October 15, 2010	By:	/s/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Janet Moore
Janet Moore
Chief Financial Officer (Principal Financial Officer)