Form 10-Q
period 2010-11-30
BIOMERICA INC
filed 2011-01-14
CIK 73290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

OR

☐ TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    0-8765

BIOMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2645573
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17571 Von Karman Avenue, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:  (949) 645-2111

(Not applicable)

(Former name, former address and former fiscal year,
if changed since last report.)

(TITLE OF EACH CLASS)	(NAME OF EACH EXCHANGE ON WHICH REGISTERED)
Common, par value $0.08	OTC-BULLETIN BOARD

Securities registered pursuant to Section 12(g) of the Act:

(TITLE OF EACH CLASS)
COMMON STOCK, PAR VALUE $0.08

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, as of the latest practicable date: 6,660,839 shares of common stock as of January 14, 2011.

BIOMERICA, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended			Three Months Ended
	November 30,			November 30,
	2010	2009		2010		2009

Net sales	$2,338,554		$2,248,401		$1,160,842	$1,099,880

Cost of sales	1,649,229		1,655,447		860,297	883,363
Gross profit	689,325		592,954		300,545	216,517

Operating Expenses:
Selling, general and administrative	661,198		711,119		358,040	427,682
Research and development	217,972		183,315		120,120	95,034
Total Operating Expenses	879,170		894,434		478,160	522,716
Loss from operations	(189,845)		(301,480)		(177,615)	(306,199)

Other Income (Expense):
Interest income	3,952		9,457		1,809	3,869
Interest expense	(3,761)		(7,109)		(1,625)	(3,676)
Other income, net	177,605		1,360		177,568	300
	177,796		3,708		177,752	493

Net (loss) income	(12,049)		(297,772)		137	(305,706)

Basic net (loss) income per common share	$(.00)		$(.04)		$.00	$(.05)
Diluted net (loss) income per common share	$(00)		$(.04)		$.00	$(.05)

Weighted average number of common and common equivalent Shares:
Basic	6,660,839		6,632,830		6,660,839	6,634,641
Diluted	6,660,839		6,632,830		6,669,155	6,634,641

Net (loss) income	$(12,049)	$	(297,772)		$137	$(305,706)

Other comprehensive loss, net of tax:
Foreign currency translation	(705)		(745)		(139)	(401)
Comprehensive loss	$(12,754)	$	(298,517)	$	(2)	$(306,107)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2010	2010
	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$972,097	$1,055,206
Accounts receivable, less allowance for doubtful accounts of $34,709 as of November 30, 2010 and $23,206 as of May 31, 2010, respectively	875,002	1,017,842
Inventories, net	1,815,107	1,790,567
Prepaid expenses and other	114,389	187,703
Deferred tax assets, current portion	—	42,000

Total Current Assets	3,776,595	4,093,318

Property and Equipment, net of accumulated depreciation and amortization	561,870	562,227

Deferred Tax Assets, net of current portion	238,000	196,000

Other Assets	68,175	83,881

Intangible Assets, net	139,418	79,774

Total Assets	$4,784,058	$5,015,200

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS- Continued

	November 30,	May 31,
	2010	2010
	(unaudited)	(audited)
Liabilities and Shareholders' Equity

Current Liabilities

Accounts payable and accrued expenses	$407,436	$565,088
Accrued compensation	256,389	306,717
Loan for equipment purchase-current-term	46,591	45,075

Total Current Liabilities	710,416	916,880

Loan for equipment purchase-long-term	11,784	35,424

Total Liabilities	722,200	952,304

Commitments and Contingencies

Shareholders' Equity

Preferred stock, no par value authorized 5,000,000 shares, no shares issued and outstanding at November 30, 2010 and May 31, 2010	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,660,839 at November 30, 2010 and May 31, 2010	532,866	532,866
Additional paid-in-capital	17,560,470	17,548,754
Accumulated other comprehensive loss	(4,218)	(3,513)
Accumulated deficit	(14,027,260)	(14,015,211)

Total Shareholders' Equity	4,061,858	4,062,896

Total Liabilities and Shareholders’ Equity	$4,784,058	$5,015,200

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended November 30,	2010	2009

Cash flows from operating activities:

Net loss	$(12,049)	$(297,772)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,681	51,073
Stock option expense	11,716	18,674
Inventory reserve	(2,000)	(60,291)
Change in provision for losses on accounts receivable	11,503	(14,181)
Write-off of license-related intangible asset	13,982	--
Changes in current assets and liabilities:
Accounts receivable	131,337	115,722
Inventories	(22,540)	111,520
Prepaid expenses and other current assets	84,913	179
Accounts payable and other accrued liabilities	(162,566)	81,145
Accrued compensation	(50,328)	(72,597)
Deferred rent liability	4,914	40,250

Net cash provided by (used in) operating activities	77,563	(26,278)

Cash flows from investing activities:
Increase in intangible assets	(73,775)	(4,443)
Maturity of short term investment	--	100,000
Purchases of property and equipment	(64,068)	(250,041)

Net cash used in investing activities	(137,843)	(154,484)

Cash flows from financing activities:
Proceeds from exercise of warrants & stock options	--	9,834
Payments on loan for equipment purchase	(22,124)	(20,753)

Net cash used in financing activities	(22,124)	(10,919)

Effect of exchange rate changes on cash	(705)	(745)

Net decrease in cash and cash equivalents	(83,109)	(192,426)

Cash and cash equivalents at beginning of period	1,055,206	1,595,823

Cash and cash equivalents at end of period	$972,097	$1,403,397

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$3,548	$7,109

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  One such customer, who received a large order at the end of November 2010, had a balance that comprised 25.8% of our gross receivables balance.  Another customer had a balance that comprised 14.8% of gross receivables.  Management monitors the payments for these large balances closely.

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

Inventories approximate the following:

	November 30, 2010	May 31, 2010
Raw materials	$752,000	$673,000
Work in progress	693,000	724,000
Finished products	370,000	394,000

Total	$1,815,000	$1,791,000

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

For the six months ended November 30, 2010 and 2009 the Company expensed $11,716 and $18,674 of stock option expense due to ASC 718 in its financial statements, respectively.  For the three months ended November 30, 2010 and 2009 the Company expensed $11,716 and $15,393 of stock option expense due to ASC 718 in its financial statements, respectively.

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of November 30, 2010:

	Number of Options and Warrants			Weighted Average Exercise
	Employee	Non-employee	Total	Price
Outstanding May 31, 2010	1,268,000	51,999	1,319,999	$0.55

Granted	–	–	–	–

Exercised	–	–	–	–

Cancelled or expired	(162,000)	–	(162,000)	0.54
Outstanding November 30, 2010	1,106,000	51,999	1,157,999	$0.56

Non-Controlling Interest

At November 30 and May 31, 2010, Biomerica owned 88.9% of ReadyScript, which was discontinued in 2001. There were no transactions relating to the discontinued operations and the remaining balance sheet of the discontinued operations is de minimus.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

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

Deferred Rent

Rent is being amortized on a straight-line basis at $19,580 per month for the eighty-four month term of the lease.  The excess of rent accrued each month over the amount paid per month is being accrued as a liability on the Company’s balance sheet.  Because three months of rent was abated at the beginning of the lease, all of the rent for those three months was accrued in the deferred rent expense liability account.  Deferred rent amounted to $70,193 and $65,279 at November 30, 2010 and May 31, 2010, respectively, and is included in accrued expenses.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and six months ended November 30, 2010 was 1,149,683 and 1,157,999, respectively. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and six months ended November 30, 2009 was 1,455,624 for both periods.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended November 30,		Three Months Ended November 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$(12,049)	$(297,772)	$137	$(305,706)
Denominator for basic net loss per common
Share	6,660,839	6,632,830	6,660,839	6,634,641
Effect of dilutive securities:
Options and warrants	--	--	8,316	--
Denominator for diluted net loss
Per common share	6,660,839	6,632,830	6,669,155	6,634,641

	$(.00)	$(.04)	$.00	$(.05)
Diluted net loss per common share	$(.00)	$(.04)	$.00	$(.05)

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued updated guidance of ASC 350, "Intangibles—Goodwill and Other" (ASC 350), removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations" (ASC 805) and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for the Company’s financial statements commencing April 1, 2010. The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of these changes is not expected to have an impact on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at November 30, 2010 and May 31, 2010:

	November 30, 2010	May 31, 2010

Accounts Payable	$306,114	$402,143
Accrued Expenses	27,134	92,462
Deferred Rent	70,193	65,279
Other	3,995	5,204
	$407,436	$565,088

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	For the Six Months Ended
	November 30, 2010	November 30, 2009
Revenues from sales to unaffiliated customers:
United States	$551,000	$454,000
Asia	459,000	547,000
Europe	1,264,000	1,196,000
South America	20,000	31,000
Middle East	25,000	17,000
Other	20,000	3,000
	$2,339,000	$2,248,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

On February 13, 2010, the Company renewed the line of credit with its bank for a one year business line of credit (the "Line") in the amount of $400,000. The balance of this line at November 30, 2010 was zero.

On February 13, 2009, the Company entered into a loan agreement with its bank for an equipment loan (“Loan”) for $133,000 at an interest rate of 6.50%. The related equipment serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000.  As of November 30 2010 approximately $58,000 was owed on the Loan.

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term.

During the quarter ended November 30, 2010, the Company signed a Non-Exclusive License Agreement with the Regents of the University of California to Methods of Diagnosis of Diabetes. The agreement required a $15,000 license issue fee and payments of royalties based on certain net sales as well as sublicense fees on certain income.  The Agreement will remain in effect until the expiration or abandonment of the last of the Patent Rights licensed thereunder.

Note 6:  Other Income

On October 29, 2010, the Company was notified that it has been or is expected to be awarded a total cash grant of approximately $357,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $217,000 ($173,648, net of expenses related to consulting services for the grant application process of $43,428) relates to qualifying expenses the Company has previously incurred and was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $140,000 (less grant application services of approximately $28,000) may be received in the future based on qualifying expenses the Company incurs. The Company has recognized the portion of the grant related to qualifying expenses that have been previously incurred and approved by the U.S. government as a component of other income. The Company will not recognize any portion of the remaining grant of approximately $140,000 until it is reasonably assured that the Company will comply with the conditions of the award and that the funds will be received.

Item 2
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

A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations. Biomerica established a subsidiary in Mexicali for future use.  After the year-ended May 31, 2010, the Company eliminated its dedicated research department in order to follow its current strategy of licensing technology from other institutions.

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $2,338,554 for the first six months of fiscal 2011 as compared to $2,248,401 for the same period in the previous year. This represents an increase of $90,153, or 4.0%. For the quarter then ended net sales were $1,160,842 as compared to $1,099,880 for the same period in the previous year. This represents an increase of $60,962, or 5.5%. The increase in sales for the six months and quarter ended November 30, 2010 as compared to 2009 was a result of increases in sales to chain drug stores of EZ Detect as well as an increase of foods allergy test kits to several distributors.

For the six months ended November 30, 2010 as compared to 2009, cost of  sales decreased from $1,655,447 or 73.6% of sales, to $1,649,229, or 70.5% of sales.  For the three month period then ended cost of sales decreased from $883,363, or 80.3%  of sales, to $860,297, or 74.1% of sales. Cost of goods for the three and six months ended November 30, 2009, were affected adversely by the move of the facilities.

For the six months ended November 30, 2010 compared to 2009, selling, general and administrative costs decreased by $49,921, or 7.0%. For the three months then ended these expenses decreased by $69,642, or 16.3%. Included in  the six and three month expenses for period that ended November 30, 2009 were non-recurring moving expenses  of approximately $84,000.  Offsetting this decrease in moving expenses in the six month period ended November 30, 2010, the  Company had $18,852 in increased trade show expenses over November 30, 2009 and  increased bad debt reserve of $24,664 over the same period in the prior year.

For the six months ended November 30, 2010 compared to 2009, research and development increased by $34,657, or 18.9% and for the three months increased by $25,086, or 26.4%. The increase for the six and three months was primarily due to  increased purchases of materials, supplies, and other expenses related to the refinement, improvement and integration of newly licensed products into our system.

For the six months ended November 30, 2010, interest income decreased from $9,457 to $3,952 and for the three months then ended decreased from $3,869 to $1,809.  The decrease was due to lower interest rates on a lower amount of cash investments.  For the six months interest expense decreased from $7,109 to $3,761 and for the three months decreased from $3,676 to $1,625 due to lower interest rates on debt in addition to smaller balances owed.  Other income increased for the six months from $1,360 to $177,605 and for the three months from $300 to $177,508 primarily due to a research grant ($217,076 less consulting expenses of $43,428) the Company applied for and received during the quarter ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30 and May 31, 2010, the Company had cash and cash equivalents in the amount of $972,097 and $1,055,206 and working capital of $3,066,179 and $3,176,438, respectively.

During the six months ended November 30, 2010 the Company operations generated cash of $77,563 as compared to cash used in operations of $26,278 in the same period of the prior fiscal year. Cash provided by operations in fiscal 2011 was due in large part to paying down of accounts payable and other accrued liabilities of $162,566 and accrued compensation of $50,328. Cash inflows were primarily from the collection of receivables of $131,337 and the utilization of prepaid expenses of $84,913. Cash used in investing activities in fiscal 2011 was $137,843 compared to the same period in fiscal 2010 of $154,484. This is primarily due to the maturity of a certificate of deposit in the amount of $100,000 in fiscal 2010 offset by the purchases of approximately $250,000 of equipment in the first quarter of fiscal 2010. In fiscal 2011 the Company used $73,775 in payments of licensing fees according to its licensing agreements and $64,068 for the purchases of fixed assets. Cash used in financing activities in fiscal 2011 was $22,124 as compared to $10,919 in fiscal 2010.

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

The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance. The Company did not owe anything on this line of credit as of November 30, 2010.

In February 2010 the Company and the bank agreed to extend the above line of credit for one year.

On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank for a business loan ("Loan") for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. The Loan was used for the purpose of paying off a business loan which had been established with different commercial bank. The equipment serves as collateral for the loan. The loan payable at November 30, 2010 and May 31, 2010 relating to this equipment loan is $58,375 and $80,499, respectively. The Loan is payable in thirty-six monthly payments of approximately $4,000.

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

BIOMERICA, INC.

Date: January 14, 2011	By:	/s/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Janet Moore
Janet Moore
Chief Financial Officer (Principal Financial Officer)