Form 10-Q
period 2011-02-28
BIOMERICA INC
filed 2011-04-14
CIK 73290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

OR

[_]	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    0-8765

BIOMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2645573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17571 Von Karman Avenue, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:  (949) 645-2111

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

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, as of the latest practicable date: 6,660,839 shares of common stock as of April 14, 2011.

BIOMERICA, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
SUMMARIZED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended			Three Months Ended
	February 28,			February 28,
	2011	2010		2011	2010

Net sales	$3,684,454		$3,678,076	$1,345,900	$1,429,675

Cost of sales	(2,495,650)		(2,570,396)	(846,421)	(914,949)
Gross profit	1,188,804		1,107,680	499,479	514,726

Operating Expenses:
Selling, general and administrative	990,654		1,024,223	329,456	313,104
Research and development	314,980		270,762	97,008	87,447
Total Operating Expenses	1,305,634		1,294,985	426,464	400,551

(Loss) Income from operations	(116,830)		(187,305)	73,015	114,175

Other Income (Expense):
Interest income	5,685		12,296	1,733	2,839
Interest expense	(5,106)		(10,062)	(1,345)	(2,953)
Other income, net	177,605		20,924	--	19,564
	178,184		23,158	388	19,450

Net income (loss)	61,354		(164,147)	73,403	133,625

Basic net income (loss) per common share	$0.01	$	(0.02)	$0.01	$0.02

Diluted net income (loss) per common share	$0.01	$	(0.02)	$0.01	$0.02

Weighted average number of common and common equivalent
Shares:
Basic	6,660,839		6,642,064	6,660,839	6,660,839
Diluted	6,694,375		6,642,064	6,691,475	6,665,514

Net income (loss)	$61,354		$(164,147)	$73,403	$133,625

Other comprehensive loss, net of tax:
Foreign currency translation	(1,013)		(1,154)	(308)	(409)

Comprehensive income (loss)	$60,341		$(165,301)	73,095	133,216

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$904,062	$1,055,206
Accounts receivable, less allowance for doubtful accounts of $14,302 as of February 28, 2011 and $23,206 as of May 31, 2010, respectively	993,166	1,017,842
Inventories, net	1,835,337	1,790,567
Prepaid expenses and other	123,950	187,703
Deferred tax assets, current portion	--	42,000
Total Current Assets	3,856,515	4,093,318

Property and Equipment, net of accumulated depreciation and amortization	547,291	562,227

Deferred Tax Assets, net of current portion	238,000	196,000

Other Assets	58,195	79,774

Intangible Assets, net	157,694	83,881

Total Assets	$4,857,695	$5,015,200

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	February 28,	May 31,
	2011	2010
	(unaudited)	(audited)
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$367,243	$499,809
Accrued compensation	229,429	306,717
Loan for equipment purchase-current	46,949	45,075
Total Current Liabilities	643,621	851,601

Deferred rent	71,855	65,279
Loan for equipment purchase-long-term	--	35,424
Total Liabilities	715,476	952,304

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value authorized 5,000,000 shares, issued and outstanding at February 28, 2011 and May 31, 2010	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,660,839 at February 28, 2011 and May 31, 2010.	532,866	532,866
Additional paid-in-capital	17,567,736	17,548,754
Accumulated other comprehensive loss	(4,526)	(3,513)
Accumulated deficit	(13,953,857)	(14,015,211)

Total Shareholders' Equity	4,142,219	4,062,896
Total Liabilities and Shareholders’Equity .	$4,857,695	$5,015,200

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended February 28,
	2011	2010

Cash flows from operating activities:

Net income (loss)	$61,354	$(164,147)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	109,610	83,076
Stock option expense	18,982	29,695
Inventory reserve	(5,361)	(77,607)
Change in provision for losses on accounts receivable	(8,904)	(18,332)
Write-off of license-related intangible asset	13,982	--
Loss on disposal of fixed assets	--	6,107
Increase in deferred rent liability	6,576	62,009
Changes in current assets and liabilities:
Accounts receivable	33,580	(318,414)
Inventories	(39,409)	119,365
Prepaid expenses and other current assets	63,753	(1,873)
Other assets	21,579	(14,464)
Accounts payable and accrued expenses	(132,566)	157,650
Accrued compensation	(77,288)	(95,937)

Net cash provided by (used in) operating activities	65,888	(232,872)

Cash flows from investing activities:
Purchases of intangible assets	(98,774)	(14,559)
Maturity of short term investment	--	100,000
Purchases of property and equipment	(83,695)	(295,619)

Net cash used in investing activities	(182,469)	(210,178)

Cash flows from financing activities:
Proceeds from exercise of warrants & stock options	--	9,834
Payments on loan for equipment purchase	(33,550)	(31,439)

Net cash used in financing activities	(33,550)	(21,605)
Effect of exchange rate changes on cash	(1,013)	(1,154)
Net decrease in cash and cash equivalents	(151,144)	(465,809)
Cash and cash equivalents at beginning of period .	1,055,206	1,595,823

Cash and cash equivalents at end of period	$904,062	$1,130,014

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$4,917	$10,062

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and subsidiaries, for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

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

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and ReadyScript, Inc. (as discontinued operations)  as well as a German subsidiary and Mexican subsidiary, which have not begun operations (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balance relative to the total gross receivables.  One such customer, who received a large order at the end of February 2011, had a balance that comprised 36.8% of our gross receivables balance.  Another customer had a balance that comprised 13.9% of gross receivables.  Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

Inventories approximate the following:

	February 28, 2011	May 31, 2010
Raw materials	$769,000	$673,000
Work in progress	677,000	724,000
Finished products	389,000	394,000

Total	$1,835,000	$1,791,000

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

Intangible Assets

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (ASC) 350 “Intangibles” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets that have finite lives are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents.

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

In February 2011, the Board of Directors granted stock options for 173,000 options to employees of the Company. The options vest one quarter on the one year anniversary of the grant date and then will vest one quarter per year thereafter. The options are at the exercise price of $0.38 and expire in five years. Management assigned a value of $40,376 to these options.

For the nine months ended February 28, 2011 and 2010 the Company expensed $18,982 and $29,695 of stock option expense in its financial statements, respectively.  For the three months ended February 28, 2011 and 2010 the Company expensed $7,266 and $11,021 of stock option expense in its financial statements, respectively.

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 28, 2011:

	Number of Options and Warrants			Weighted Average Exercise
	Employee	Non-employee	Total	Price
Outstanding May 31, 2010	1,268,000	51,999	1,319,999	$0.55

Granted	173,000	--	173,000	0.38

Exercised	--	--	--	--

Cancelled or expired	(162,000)	--	(162,000)	0.54

Outstanding February 28, 2011	1,279,000	51,999	1,330,999	$0.54

Non-Controlling Interest

At February 28, 2011 and May 31, 2010, Biomerica owned 88.9% of ReadyScript, which was discontinued in 2001. There were no transactions relating to the discontinued operations and the remaining balance sheet of the discontinued operations is de minimus.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized.

In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50 “Revenue Recognition – Customer Payments and Incentives” and recognizes the cost of the product as part of cost of sales.

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

Deferred Rent

Rent is being amortized on a straight-line basis at $19,580 per month for the eighty-four month term of the lease.  The excess of rent accrued each month over the amount paid per month is being accrued as a liability on the Company’s balance sheet.  Because three months of rent was abated at the beginning of the lease, all of the rent for those three months was accrued in the deferred rent expense liability account.  Deferred rent amounted to $71,855 and $65,279 at February 28, 2011 and May 31, 2010, respectively.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the nine months ended February 28, 2011 and 2010 was 598,249 and 1,395,999, respectively. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended February 28, 2011 and 2010 was 598,249 and 1,375,999, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Nine Months			Three Months
	Ended February 28,			Ended February 28,
	2011	2010		2011	2010
Numerator:
Income (loss) from continuing operations	$61,354		$(164,147)	$73,403	$133,625
Denominator for basic net income (loss) per common
Share	6,660,839		6,642,064	6,660,839	6,660,839
Effect of dilutive securities:
Options and warrants	33,536		--	30,636	4,675

Denominator for diluted net income (loss)
Per common share	6,694,375		6,642,064	6,691,475	6,665,514

Basic net income (loss) per common share	$0.01	$	(0.02)	$0.01	$0.02

Diluted net income (loss) per common share	$0.01		$(0.02)	$0.01	$0.02

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance expands the methods under which a company can establish the fair value of undelivered products and services and provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. Management does not expect adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition—Milestone Method” (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than June 1, 2011 will require the Company to apply this guidance retrospectively effective as of June 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. Management does not expect adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU No. 2010-027, “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (ASU 2010-027). ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. Management does not expect adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at February 28, 2011 and May 31, 2010:

	February 28, 2011	May 31, 2010
Accounts Payable	$274,477	$402,143
Accrued Expenses	86,466	92,462
Other	6,300	5,204
	$367,243	$499,809

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	For the Nine Months Ended
	February 28, 2011	February 28, 2010
Revenues from sales to unaffiliated customers:
United States	$867,000	$857,000
Asia	837,000	881,000
Europe	1,886,000	1,861,000
South America	26,000	43,000
Middle East	39,000	26,000
Other	29,000	10,000
	$3,684,000	$3,678,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

On February 13, 2010, the Company renewed the line of credit with its bank for a one year business line of credit (the "Line") in the amount of $400,000. The balance of this Line at February 28, 2011 was zero. This line of credit expired February 13, 2011.

On February 13, 2009, the Company entered into a loan agreement with its bank for an equipment loan (“Loan”) for $133,000 at an interest rate of 6.50%. The related equipment serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000.  As of February 28, 2011 approximately $47,000 was owed on the Loan.

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

Note 6:  Other Income

On October 29, 2010, the Company was notified that it has been or is expected to be awarded a total cash grant of approximately $357,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $217,000 (net of expenses related to consulting services for the grant application process of $43,428) relates to qualifying expenses the Company has previously incurred and was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $140,000 (less grant application services of approximately $28,000) may be received in the future based on qualifying expenses the Company incurs. The Company has recognized the portion of the grant related to qualifying expenses that have previously been incurred and approved by the U.S. government, totaling $173,648 during October 2010 as a component of other income on the accompanying condensed consolidated statement of operations. The Company will not recognize any portion of the remaining grant of approximately $140,000 until it is reasonably assured that the Company will comply with the conditions of the award and that the funds will be received.  The Company anticipates the receipt of the remaining approved funds of approximately $140,000 within thirty days after the end of its fiscal year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND SELECTED FINANCIAL DATA

CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OR CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE ABILITY OF THE COMPANY TO MAINTAIN REQUIREMENTSTO BE LISTED ON NASDAQ, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, as part of the maquiladora program in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations. Biomerica has also established a subsidiary in Mexicali for future use.  After the year-end the Company eliminated its dedicated research department in order to follow its current strategy of licensing technology from other institutions.

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $3,684,454 for the first nine months of fiscal 2011 as compared to $3,678,076 for the same period in the previous year. This represents an increase of $6,378, or 0.2%. For the quarter then ended net sales were $1,345,900 as compared to $1,429,675 for the same period in the previous year. This represents a decrease of $83,775 or 5.9%. The decrease in sales for the quarter ended February 28, 2011 as compared to 2010 was a result of lower domestic sales for colorectal screening programs.

For the nine months ended February 28, 2011 as compared to 2010, cost of  sales decreased from $2,570,396 or 69.9% of sales, to $2,495,650, or 67.7% of sales.  For the three month period then ended cost of sales decreased from $914,949, or 64.0%  of sales, to $846,421, or 62.9% of sales. Cost of goods for the nine and three months ended February 28, 2010, were affected adversely by the move of the facilities as well as higher than normal scrap.  Cost of goods in fiscal 2011 were impacted by an agreement which provides for free kits to a distributor which were earned as a result of meeting certain sales goals. The kits will be delivered in the fourth quarter of fiscal 2011.

For the nine months ended February 28, 2011 compared to 2010, selling, general and administrative costs decreased by $33,569, or 3.3%. For the three months then ended these expenses increased by $16,352, or 5.2%. Selling, general and administrative costs were adversely affected for the nine and three months ended February 28, 2010 by the move of the facilities.  During fiscal 2011 these costs were affected by large, one-time registration fees the Company reimbursed a distributor for registration to sell certain of the Company’s products in a foreign country.

For the nine months ended February 28, 2011 compared to 2010, research and development increased by $44,218, or 16.3% and for the three months increased by $9,561, or 10.9%. The increase for the nine and three months was primarily due to  higher materials, supplies, and other expenses related to the development, refinement, improvement and integration of newly licensed products into our product line.

For the nine months ended February 28, 2011 interest income decreased from $12,296 to $5,685 and for the three months then ended decreased from $2,839 to $1,733.  The decrease was due to lower interest rates in conjunction with a lower amount of cash investments.  For the nine months interest expense decreased from $10,062 to $5,106 and for the three months decreased from $2,953 to $1,345 due to lower interest rates on debt in addition to smaller balances owed.  Other income increased for the nine months from $20,924 to $177,605 and for the three months decreased from $19,564 to $0. The increase for the nine months was primarily due to a research grant ($217,076 less consulting expenses of $43,428) the Company applied for and received during the quarter ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2011 and May 31, 2010, the Company had cash and cash equivalents in the amount of $904,062 and $1,055,206 and working capital of $3,212,894 and $3,241,717, respectively.

During the nine months ended February 28, 2011 the Company operations generated cash of $65,888 as compared to cash used in operations of $232,872 in the same period of the prior fiscal year. Cash used in operations in fiscal 2011 was due in large part to paying down of accounts payable and other accrued liabilities of $125,990 and accrued compensation of $77,288. Cash inflows were primarily from the utilization of prepaid expenses and other current assets of $63,753 and other assets of $21,579. Cash used in investing activities in fiscal 2011 was $182,469 compared to the same period in fiscal 2010 of $210,178. This is primarily due to the maturity of a certificate of deposit in the amount of $100,000 in fiscal 2010 offset by the purchases of approximately $296,000 of fixed assets in fiscal 2010. In fiscal 2011 the Company used $98,774 in payments of licensing fees according to its licensing agreements and $83,695 for the purchases of fixed assets. Cash used in financing activities in fiscal 2011 was $33,550 as compared to $21,605 in fiscal 2010.

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line (the "Line") of credit in the amount of $400,000. The line of credit expired in February 2011 and the Company is in the process of negotiating the renewal of this line or obtaining other financing. There is no assurance that the Company will be able to do either.

On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank for a business loan ("Loan") for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. The Loan was used for the purpose of paying off a business loan which had been established with different commercial bank. The fixed asset serves as collateral for the loan. The loan payable at February 28, 2011 and May 31, 2010 relating to this equipment loan is $46,949 and $80,499, respectively. The Loan is payable in thirty-six monthly payments of approximately $4,000.

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

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; ability to obtain additional financing; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributions could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control.  All these factors make it difficult to predict operating results for any particular period.

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

BIOMERICA, INC.

Date: April 14, 2011	By:	/s/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Janet Moore
Janet Moore
Chief Financial Officer (Principal Financial Officer)