Form 10-K
period 2011-07-29
BIOMERICA INC
filed 2011-08-30
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2011

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

Incorporation of organization)

17571 Von Karman Avenue, Irvine, CA

92614

(Address of principal executive offices)

(Zip Code)

REGISTRANT'S TELEPHONE NUMBER:

(949) 645-2111

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

(Title of each class)

     (Name of each exchange on which registered)

COMMON STOCK, PAR VALUE $0.08

OTC-BULLETIN BOARD

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [   ]

No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [X]  No [  ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Yes [  ]

No [  ]

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

Yes [  ]

No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter (based upon 5,332,647 shares held by non-affiliates and the closing price of $0.39 per share for Common Stock in the over-the-counter market as of November 30, 2010): $2,079,732.

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2011:  6,868,339

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2011. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

THE COMPANY

Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc.

The Company develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood, urine, or fecal specimens from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office (the point of care), rather than in the clinical laboratory. One of our objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through early detection and prompt diagnosis. In the past, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. We believe that rapid point of care tests can be as accurate as laboratory tests when used properly and require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

Our clinical laboratory diagnostic products include tests for bone and anemia conditions, gastrointestinal diseases, food intolerance,  diabetes and others. These diagnostic test kits utilize enzyme immunoassay technology. Some of these products have not yet been submitted for clearance by the FDA for diagnostic use, but can be sold in various foreign countries.

Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations.  A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.  Biomerica has established wholly owned subsidiaries in Mexico and Germany for future use.  During July 2010 the Company eliminated its dedicated research and development department in an effort to follow its current strategy of licensing more developed technology from other companies, universities and institutions. The Company expended considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others) and also incurred significant costs of severance in the discontinuation of the research group.

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

PRODUCTION

Most of our diagnostic test kits are processed and assembled at our facilities in Irvine, California and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico in fiscal 2003 and moved a significant portion of our diagnostic production (primarily a portion of our packaging and assembly) to that facility. We sublease facilities from and subcontract with Lancer Orthodontics (a former subsidiary) to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations. In June 2008 the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own maquiladora operation in Mexico at some time in the future.

Manufacturing operations are regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal quality control department that monitors and evaluates product quality and output. We also have an internal Quality Systems department which ensures that our operating procedures are in compliance with current FDA, CE Mark and ISO regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for most critical raw materials and are working to procure alternate sources for the few that we do not have. Based on our experience, we do not believe that material availability in the foreseeable future will be a problem.

RESEARCH AND DEVELOPMENT

Biomerica is engaged in research and development to broaden its diagnostic product line in specific areas. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2011 and 2010 aggregated $420,571 and $455,171, respectively.

Biomerica eliminated its internal research group (two scientists) in July 2010 in favor of licensing in new technology from outside institutions in order to more rapidly expand its product offerings and time to market, however the Company continued to incur research and development costs (which are classified under “Research and Development”) utilizing manufacturing personnel in an effort to complete the development of its newly licensed products.

MARKETS AND METHODS OF DISTRIBUTION

Biomerica has approximately 450 current customers for its diagnostic business, of which approximately 100 are distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

We rely on unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point of care testing (physicians' offices and over-the-counter drug stores). Marketing plans are utilized in targeting each of the two markets.

For the years ended May 31, 2011 and 2010 the Company had one customer which accounted for 22.2% and 23.5%, respectively, of consolidated sales.

BACKLOG

At May 31, 2011 and 2010 Biomerica had a backlog of approximately $256,000 and $8,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the years ended May 31, 2011 and 2010, no vendor accounted for more than 10% of the consolidated purchases of raw materials.

The inventory consists of various types of  materials including antibodies, antigens, bottles, boxes, various chemicals and reagents utilized in the manufacture of our test kits as well as inventory in various stages of completion.

COMPETITION

Immunodiagnostic products are currently produced by more than 100 companies. Biomerica is not a significant player in the overall market.

Our competitors vary greatly in size. Many are divisions or subsidiaries of well-established medical and pharmaceutical companies which are much larger than Biomerica and expend substantially greater amounts than we do for research and development, manufacturing, advertising and marketing.

The primary competitive factors affecting the sale of diagnostic products are uniqueness, technology, quality of product performance, price, service and marketing. We believe we compete primarily on the basis of the uniqueness of our products, the quality of our products, the speed of our test results, our patent position, our favorable pricing and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but have had limited marketing capability. We are working on expanding this capability through marketing and strategic cooperation with larger companies and distributors.

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the Food and Drug Administration (the "FDA"), Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters.

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

Class I - Fortel™ Ovulation test, EZ-LH™ Rapid Ovulation test, Fortel Microalbumin test, Campylobacter Elisa Kit, E. Coli 0157 Elisa Kit (Class I Exempt), Verotoxin Elisa Kit (Class I Exempt) and C. Difficile Antibody Elisa Kit.

Class II - GAP™ IgG H. Pylori ELISA kit, GAP™ IgM H. Pylori ELISA kit, Anti-thyroglobulin ELISA kit, anti-TPO ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Isletest™ GAD ELISA kit, IAA ELISA kit, GAP™ IgA H. Pylori ELISA kit, C-Peptide ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant™ Food Intolerance Kits, Allerquant™ Food Additive Intolerance Kit, Gliadin IgG and IgA kits, Transglutaminase IgA kit, Fortel Ultra Midstream (OTC and plastic stick), EZ-HCG™ Rapid Pregnancy test (professional and dipstick), EZ Detect™ Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware™ Breast Self-Examination, drugs of abuse rapid tests, EZ-HP Professional, EZ-HP OTC,  Fortel Cat Allergy Test, Fortel Dog Allergy Test, Fortel Dust Mite Allergy Test, Intrinsic Factor Autoantibodies Elisa Kit, LKM-1 Autoantibodies IgG Elisa Kit, Cryptosporidium Elisa Kit, Giardia Elisa Kit, E. Histolytica Elisa Kit, Anti-Glidin IgG Elisa Kit, Anti-Gliadin IgA Elisa Kit and Transglutaminase Elisa Kit.

Class III - Isletest™ ICA ELISA kit, EZ PSA (Professional and OTC) and TPMT Elisa Kit.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on November 19, 2012. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

Through compliance with FDA and California regulations, we can market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a "CE Mark" in order to be sold in EU countries. The directive went into effect beginning December 7, 2003. The Company has completed the process for complying with the "CE Mark" directives; and In Vitro Diagnostics Directive 98/79/EC. We also comply with ISO 13485 for medical devices. At present the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

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

Transglutaminase IgA ELISA Kit

Isletest™ GAD ELISA Kit

Isletest™ ICA ELISA Kit

Isletest™ IAA ELISA Kit

Intrinsic Factor Autoantibodies Kit

LKM-1 Autoantibodies IgG Kit

Camplylobacter Elisa Kit

Cryptosporidium Elisa Kit

E. Coli 0157 Elisa Kit

Giardia Elisa Kit

Verotoxin Elisa Kit

C. Difficile Antibody Elisa Kit

E. Histolytica Elisa Kit

Anti-Gliadin IgG Elisa Kit

Anti-Gliadin IgA Elisa Kit

Transglutaminase Elisa Kit

TPMT Elisa Kit

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

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2011		2010

Europe	$2,483,000	/50.7%	$2,565,000	/50.5%
United States	1,160,000	/23.7%	1,051,000	/20.8%
Asia	1,153,000	/23.5%	1,367,000	/26.9%
S. America	28,000	/0.6%	45,000	/0.8%
Middle East	45,000	/0.9%	34,000	/0.7%
Other foreign	30,000	/0.6%	13,000	/0.3%
Total Revenues	$4,899,000	/100%	$5,075,000	/100%

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", "Nimbus" and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect", "Candiquant," "Candigen", "EZ-H.P" and  EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. In addition, Biomerica holds the following patents: Immunotherapy Agents for Treatment of IgE Mediated Allergies and Allergen-thymic Hormone Conjugates for Treatment of IgE Mediated Allergies, U.S. Patent #5,275,814, issued January 4, 1994 and Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating

Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

On March 27, 2009 the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for four products, with a similar amount to be paid for each of two additional products as they are transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company had expensed approximately $3,750 and $0 during fiscal 2011 and 2010, respectively.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is  currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  At May 31, 2011 the Company has amortized $2,500 of this. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  No royalty was accrued or expensed for the years ended at May 31, 2011 and 2010.

On October 19, 2010, the Company signed an agreement with a University to acquire the rights to manufacture and market certain products using two patents owned by the University.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized approximately $4,254 of this licensing fee as of May 31, 2011.  Royalty expense for this license was approximately $4,000 for the year ended May 31, 2011.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $57,000 and $121,000 is included in cost of sales for these agreements for the years ended May 31, 2011 and 2010, respectively. In fiscal 2011, the Company is only required to pay royalties for one of the products due to the fact that the Company  no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 7.2% and 15.6% of total sales for the years ended May 31, 2011 and 2010, respectively. The Company may license other products or technology in the future as it deems necessary for conducting this line of business.

EMPLOYEES

As of May 31, 2011 and 2010, the Company employed 28 and 33 employees, respectively, of whom 1 and 2, respectively, were part-time employees in the United States. The following is a breakdown between departments:

	2011	2010
Administrative	4	4
Marketing & Sales	3	3
Research & Development	0	2
Production and Operations	21	24
Total	28	33

In addition, Biomerica contracts with Lancer for the services of 13 people at its Mexican facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.  RISK FACTORS

Although not required to disclose risk factors, Biomerica has chosen to inform users of its financial information about certain risk associated with the Company’s operations below.

Distribution - Biomerica has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product to keep the exclusive while non-exclusive distributors have no minimum purchase requirements. There can be no assurance of the volume of product sales that may be achieved by such distributors. The Company has several large distributors (one of whom accounts for over 22% of our total sales) which account for a significant portion of its business. The loss of one of these distributors could adversely affect the Company's financial results.

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

Raw Materials – The Company utilizes certain raw materials that are critical to its manufacturing processes and relies on a limited number of manufacturers of such materials.  Should any of these materials become unavailable or extremely cost prohibitive the sales of the Company could be adversely effected.

Ability to Obtain Financing – Although the Company has been able to obtain financing in the past, there is no guarantee that the Company will be able to obtain financing that may be needed in the future.

Limited Trading – The Company is traded on the Over-the-Counter stock market.  Trading on this exchange is limited and liquidation of the Company’s stock may be difficult as there is a limited market for the Company’s stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On June 18, 2009, the Company entered into an agreement to lease a building from an unaffiliated party in Irvine, California, commencing September 1, 2009 and ending August 31, 2016.  The initial base rent was set at $18,490 with a security deposit of $22,080.    In October and November 2009 the Company moved its operations to this facility.  Total rent expense in the U.S. for fiscal 2010 was $236,872 and for fiscal 2011 was $231,903.  Rent expense for the Mexico facility for fiscal 2011 and 2010 was $35,584 and $31,134, respectively.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Prices

	High	Low
Quarter ended:
May 31, 2011	$0.48	$0.41
February 28, 2011	$0.49	$0.34
November 30, 2010	$0.45	$0.39
August 31, 2010	$0.47	$0.38
May 31, 2010	$0.53	$0.40
February 29, 2010	$0.44	$0.36
November 30, 2009	$0.45	$0.35
August 31, 2009	$0.69	$0.42

As of May 31, 2011, the number of holders of record of Biomerica's common stock was approximately 863, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

We did not issue any equity securities that were not registered under the Securities Act during our fiscal year ended May 31, 2011.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2011.

The table below provides information relating to our equity compensation plans as of May 31, 2011:

Securities Remaining
Available for Future Issuance
Securities	Number of Securities to Be	Compensation Plans	Under Compensation Plans
Plan	Issued Upon Exercise of	Weighted-Average Exercise	(Excluding those Reflected in
Category	Outstanding Options	Price of Outstanding Options	First Column)

Equity compensation
Plans approved by	1,000,250	$0.57	519,000
Securities holders

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Biomerica, Inc. and Subsidiaries develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office (the point of care), rather than in the clinical laboratory. One of our objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through early detection and prompt diagnosis. Frequently, results were not available until at least the following day. We believe that rapid point of care tests may be as accurate as laboratory tests when used properly and they require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

Our clinical laboratory diagnostic products include tests for bone and anemia conditions, gastrointestinal diseases, food intolerance, diabetes and others. These diagnostic test kits utilize enzyme immunoassay technology. Some of these products have not yet been submitted for clearance by the FDA for diagnostic use, but can be sold in various foreign countries.

A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, as part of the maquiladora program in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations. Biomerica has also established subsidiaries in Mexicali and Germany for future use.  After the year-end the Company eliminated its dedicated research department in order to follow its current strategy of licensing technology from other institutions.

RESULTS OF OPERATIONS

Fiscal 2011 Compared to Fiscal 2010

During fiscal 2010 the Company moved its facilities from Newport Beach to Irvine, California.  This move impacted expenses in every department in that fiscal year. The Company incurred direct moving costs of approximately $225,000.  The Company incurred some overlapping rent and related expenses during the transition and continued to rent a small amount of space at the prior facility for several months after the main move. The move affected the production output for a couple of months during the move and set-up period and contributed to a larger than normal production scrap. Scrap problems as a result of the move have since been resolved.

Our consolidated net sales were $4,899,375 for fiscal 2011 compared to $5,075,222 for fiscal 2010. This represents a decrease of $175,847, or 3.5% for fiscal 2011.  The Company realized an increase in sales in the U.S. of approximately $109,000 primarily to a major chain drug store but this was offset by decreases in Asia. Sales in Asia were less due to sales incentives and new product registration costs (provided in the form of free product which would have ordinarily sustained demand for our product).  There was also a backlog of approximately $256,000 (as of May 31, 2011) which would have increased sales if the products had been shipped and reduced the cost of goods as a percentage of sales in the period.

Cost of sales in fiscal 2011 as compared to fiscal 2010 decreased from $3,514,455 to $3,373,786, or by $140,669. The percentage of cost of sales relative to sales decreased from 69.2% to 68.9%, or by 4.2%, due to various factors.    At May 31, 2011, the Company had accrued in other liabilities approximately $59,100 of expenses related to free product (scheduled to be shipped in the first quarter of fiscal 2012) due a large distributor for sales incentives.  This contributed to a 1.2% increase in cost of goods as a percentage of sales.

Selling, general and administrative costs decreased in fiscal 2011 as compared to fiscal 2010 from $1,470,116, to $1,237,279, or by $232,837 (15.8%).   The decrease was primarily a result of the moving expenses incurred in fiscal 2010 of approximately $225,000 as well as a reduction in accrued vacation expense of approximately $80,000 in fiscal 2011 which had been due to the former chief executive officer’s estate and which was settled upon with the estate at a lower amount.  These reductions in fiscal 2011 were offset by increases in wages and wage related expenses and trade show expenses.

Research and development expense was $420,571 in fiscal 2011 as compared to $455,171 in fiscal 2010. This is a decrease of $34,600 (7.6%).  While the Company did eliminate its internal research group (two scientists) in July 2010, it did still expend considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others) and also incurred significant costs of severance in the discontinuation of the research group.

Interest expense decreased from $12,323 to $5,830 in fiscal 2011 as compared to fiscal 2010, or $6,493 (52.7%). The change in interest expense resulted from decreased balances pertaining to accrued wages payable and the equipment loan. Interest income decreased from $14,713 to $7,367 due to lower interest rates and lower cash balances.

Other income increased from $17,675 to $290,170, an increase of $272,495.  Most of the increase in other income in fiscal 2011 as compared to 2010 was derived from a grant received under the Qualifying Therapeutic Discovery Project, as discussed under Liquidity and Capital Resources below.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2011, the Company had cash and cash equivalents in the amount of $989,270, as compared to $1,055,206 of cash and cash equivalents as of May 31, 2010.  As of May 31, 2011 and 2010, the Company had working capital of $3,261,418 and $3,176,438 respectively. During 2011, cash provided by operations was $328,803 as compared to cash used in fiscal 2010 of $236,980. The increase in fiscal 2011 was primarily due to $285,969 recorded to net income for the grant received during fiscal year ended May 31, 2011. It also was the result of our collection on accounts receivable balances offset by the pay down of accrued compensation and changes in accounts payable and accrued expenses and other non-cash adjustments. During fiscal 2011, cash used in investing activities was $431,683 as compared to $269,402 in fiscal 2010. Cash of $141,084 and $315,521 for fiscal 2011 and 2010, respectively, was used for the purchase of property and equipment.  In addition, in fiscal 2011 the Company invested $165,324 in a distributor of its products and $125,275 to license new products as compared to $0 and $53,881, respectively in fiscal 2010. Cash provided by financing activities in fiscal 2011 was $37,891 as compared to cash used in financing activities of $32,448 in fiscal 2010. The increase was primarily due to the exercise of stock options.

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $357,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $217,000 (net of expenses related to consulting services for the grant application process of $43,428) relates to qualifying expenses the Company previously incurred and was received during the second quarter of fiscal 2011. The award and related expense of the remainder of the grant of approximately $140,000 (less grant application services of approximately $28,000) were accrued for as of May 31, 2011. These funds were received during June 2011. Total net income from these grants which was included in other income for the year ended May 31, 2011, was $285,969.

On February 13, 2010, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line  of credit (the "Line") in the amount of $400,000. The interest rate for the line of credit was the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral. The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance.  This Line expired February 13, 2011 and was renewed on June 7, 2011 and expires February 24, 2012. The Company did not owe anything on this Line as of May 31, 2011.

OFF BALANCE SHEETS ITEMS

There were no off-balance sheet arrangements as of May 31, 2011.

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

Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Because the Company has not achieved net income consistently over the previous five fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2011, that $511,000 of its deferred tax asset should be reserved for. Management has determined that the tax asset of $238,000 as of May 31, 2011 is an appropriate estimate of the Company’s utilization of its deferred tax assets.  Management will re-evaluate this determination periodically.

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

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished or no access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our financial statements for a listing of adopted and soon to be adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2011, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In fiscal 2003, Biomerica entered into an agreement with Lancer whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of the Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2011, Biomerica has paid all applicable shelter fees and rent due. From June through November of fiscal 2010, the Company leased its facilities, on a month-to-month basis, from an officer and director of the Company as well as certain shareholders.  The rent was approximately $14,000 per month.

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2011.

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

Of the services provided in fiscal 2011 and 2010, all fees and services were pre-approved by the audit committee.

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

10.1

Standard Industrial/Commercial Single-Tenant Lease for 17571 Von Karman Avenue, Irvine, CA 92614, incorporated by reference to Exhibit 10.1 of the Company's August 31, 2009 Form 10Q filed October 15, 2009.

10.3

1999 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 29, 2000 and on May 30 , 2007).

10.39	Small Business Banking Agreement (Business Line of Credit Number 0366422012) with Union Bank (incorporated by reference to the Company's February 28, 2009 Form 10Q filed April 14, 2009).

10.4	Small Business Banking Agreement (Business Loan Number 0366422020) with Union Bank (incorporated by reference to the Company's February 28, 2009 Form 10Q filed April 14, 2009).23.1

23.1	Consent of Independent Registered Public Accounting Firm (PKF).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Biomerica, Inc. and Subsidiaries Consolidated Financial Statements For The Years Ended May 31, 2011 and 2010 and Independent Registered Public Accounting Firm's Report.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMERICA, INC.
Registrant

By /s/ Zackary S. Irani
Zackary S. Irani,
Chief Executive Officer

Dated: 8/29/11

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/11
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/11
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/11
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/29/11
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/11
Jane Emerson,
M.D.,Ph.D. Director

BIOMERICA, INC.  AND SUBSIDIARIES

TABLE OF CONTENTS

Report Of Independent Registered Public Accounting Firm	FS-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of May 31, 2011 and 2010	FS-3

Consolidated Statements of Operations and Comprehensive Income(Loss) for the Years Ended May 31, 2011 and 2010	FS-4

Consolidated Statements of Shareholders' Equity for the Years Ended May 31, 2011 and 2010	FS-5 - FS-8

Consolidated Statements of Cash Flows for the Years Ended May 31, 2011 and 2010	FS-9

Notes to Consolidated Financial Statements	FS-10 - FS-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biomerica, Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries as of May 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the years ended May 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. and Subsidiaries as of May 31, 2011 and 2010, and the results of its consolidated operations and cash flows for the years ended May 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

August 29, 2011

/s/ PKF

San Diego California

Certified Public Accountants

A Professional Corporation

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2011	May 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$989,270	$1,055,206
Accounts receivable, less allowance for doubtful accounts
of $32,204 and $23,206, respectively	747,075	1,017,842
Inventories, net	1,785,525	1,790,567
Deferred tax assets, current portion	127,000	42,000
Prepaid expenses and other	237,563	187,703

Total current assets	3,886,433	4,093,318

PROPERTY AND EQUIPMENT
Equipment	1,065,145	971,619
Furniture, fixtures and leasehold improvements	214,353	197,409
Total property and equipment	1,279,498	1,169,028
Accumulated Depreciation	(712,175)	(606,801)
Net property and equipment	567,323	562,227

DEFERRED TAX ASSETS, net of current portion	111,000	196,000

INTANGIBLE ASSETS, net	177,410	83,881

INVESTMENTS	165,324	--

OTHER ASSETS	47,888	79,774
TOTAL ASSETS	$4,955,378	$5,015,200

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$451,569	$565,088
Accrued compensation	138,056	306,717
Loan for equipment purchase - current-term	35,390	45,075
Total current liabilities	625,015	916,880

LOAN FOR EQUIPMENT PURCHASE - LONG-TERM	--	35,424

TOTAL LIABILITIES	625,015	952,304

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, no par value, authorized 5,000,000 shares, no shares
issued and outstanding at May 31, 2011 and 2010	--	--
Common stock, $.08 par value; 25,000,000 shares authorized;
6,868,339 and 6,660,839 shares issued and outstanding, respectively	549,466	532,866
Additional paid-in capital	17,643,121	17,548,754
Accumulated other comprehensive loss	(4,460)	(3,513)
Accumulated deficit	(13,857,764)	(14,015,211)
Total shareholders' equity	4,330,363	4,062,896
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,955,378	$5,015,200

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED MAY 31	2011	2010

Net Sales	$4,899,375	$5,075,222
Cost of sales	(3,373,786)	(3,514,455)

GROSS PROFIT	1,525,589	1,560,767

OPERATING EXPENSES
Selling, general and administrative	1,237,279	1,470,116
Research and development	420,571	455,171

Total operating expenses	1,657,850	1,925,287

LOSS FROM OPERATIONS	(132,261)	(364,520)

OTHER INCOME (EXPENSE)
Interest expense	(5,830)	(12,323)
Interest income	7,367	14,713
Other income (expense)	290,170	17,675
Total other income	291,707	20,065

INCOME (LOSS) BEFORE INCOME TAXES	159,446	(344,455)

INCOME TAX (EXPENSE) BENEFIT	(1,999)	13,000

NET INCOME (LOSS)	$157,447	$(331,455)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.05)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES
Basic	6,668,229	6,646,878

Diluted	6,704,307	6,646,878

NET INCOME (LOSS)	$157,447	$(331,455)

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation	(947)	(1,787)

COMPREHENSIVE INCOME (LOSS)	$156,500	$(333,242)

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital
Balances, May 31, 2009	6,631,039	$530,482	$17,502,986

Exercise of stock options	29,800	2,384	7,450

Realized loss on available-for
sale securities	--	--	--

Foreign currency translation	--	--	--

Tax effect of exercise of stock options
and warrants	--	--	--

Compensation expense in connection
with options and warrants granted	--	--	38,318

Net loss	--	--	--

Balances, May 31, 2010	6,660,839	$532,866	$17,548,754

(Continued)

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(CONTINUED)

	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, May 31, 2009	(1,726)	(13,683,756)	4,347,986

Exercise of stock options	--	--	9,834

Realized loss on available-for sale securities	--	--	--

Foreign currency translation	(1,787)	--	(1,787)

Tax effect of exercise of stock options and warrants	--	--	--
Compensation expense in connection with options and warrants granted	--	--	38,318

Net loss	--	(331,455)	(331,455)

Balances, May 31, 2010	(3,513)	(14,015,211)	4,062,896

(Continued)

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(CONTINUED)

	Common Stock Shares	Amount	Additional Paid-in Capital

Exercise of stock options and warrants	207,500	16,600	66,400

Foreign currency translation	--	--	--

Compensation expense in connection with options and warrants granted	--	--	27,967

Net loss	--	--	--
Balances, May 31, 2011	6,868,339	$549,466	$17,643,121

(Continued)

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(CONTINUED)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Exercise of stock options and warrants	--	--	83,000

Foreign currency translation	(947)	--	(947)

Compensation expense in connection with options and warrants granted	--	--	27,967

Net loss	--	157,447	157,447

Balances, May 31, 2011	$(4,460)	$(13,857,764)	$4,330,363
See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$157,447	$(331,455)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	147,810	114,006
Change in provision for losses on accounts receivable	8,998	(63,226)
Inventory reserve	1,227	(83,758)
Loss on disposal of property and equipment	5,942	6,107
Stock option expense	27,967	38,318
Write off of license-related intangible asset	13,982	--
Increase in deferred rent liability	8,238	65,279
Gain on settlement of vacation accrual	(80,605)	--
Changes in assets and liabilities:
Accounts receivable	261,769	(313,948)
Inventories	3,815	292,654
Prepaid expenses and other	(49,860)	(71,986)
Other assets	31,886	(14,192)
Accounts payable and other accrued expenses	(121,757)	235,811
Accrued compensation	(88,056)	(110,590)

Net cash provided by (used in) operating activities	328,803	(236,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in distributor	(165,324)	--
Maturity of short-term investment	--	100,000
Purchases of property and equipment	(141,084)	(315,521)
Purchases of intangible assets	(125,275)	(53,881)

Net cash used in investing activities	(431,683)	(269,402)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options and warrants	83,000	9,834
Payments on loan for equipment purchase	(45,109)	(42,282)

Net cash provided by (used in) financing activities	37,891	(32,448)

Effect of exchange rate changes on cash	(947)	(1,787)

Net decrease in cash and cash equivalents	(65,936)	(540,617)

CASH AND CASH EQUIVALENTS, beginning of year	1,055,206	1,595,823

CASH AND CASH EQUIVALENTS, end of year	$989,270	$1,055,206

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during year for:
Interest	$5,641	$12,304

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

1.    ORGANIZATION

ORGANIZATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacture and marketing medical diagnostic kits. As of May 31, 2011 and 2010 the Company had one operational unit.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2011 and 2010 include the accounts of Biomerica, Inc. ("Biomerica") and ReadyScript, Inc. (a discontinued operation) as well as the Company’s German subsidiary and Mexican subsidiary which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation. During fiscal 2011 and 2010 there were no transactions in discontinued operations and management intends to formally dissolve the corporation during fiscal 2012.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, short-term investments, accounts receivable, commercial bank line of credit (of which the balance was zero at May 31, 2011 and 2010), commercial bank equipment loan and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  The Company had one customer which accounted for 22.2% and 23.5%, respectively, of its sales for the years ended May 31, 2011 and 2010. The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2011 and 2010, respectively, one customer accounted for 38.5% and 48.0% of gross accounts receivable.

For the years ended May 31, 2011 and 2010, no company accounted for more than 10% of the purchases of raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2011 and 2010, respectively, approximately $468,000 and $568,000 of Biomerica's gross inventory and approximately $7,500 and $15,000, respectively, of Biomerica's property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers on a regular basis.  International accounts are required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Credit levels are approved by designated upper level management.  Domestic customers are extended initial $500 credit limits until they establish a history with the Company or submit credit information.  All increases in credit limits are also approved by designated upper level management.  Management evaluates receivables on a quarterly basis and adjusts the reserve for bad debt accordingly.  Balances over ninety days old are reserved for.  Management evaluates quarterly what items to charge off.  Any charge-offs are approved by upper level management prior to charging off.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  One such customer had a balance that comprised 10% of our gross receivables balance at May 31, 2011.  Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in, first-out method) or market. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of revenue. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and our allocation of fixed production overhead is based on the normal capacity of our production facilities.

Inventories approximate the following at May 31:

	2011	2010
Raw materials	$737,000	$673,000
Work in progress	718,000	724,000
Finished products	331,000	394,000
Total	$1,786,000	$1,791,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $130,046 and $114,006 for the years ended May 31, 2011 and 2010, respectively.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at May 31, 2011.

INTANGIBLE ASSETS

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on ASC 350 “Intangibles” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $17,764 and $0 for the years ended May 31, 2011 and 2010, respectively. Intangible assets with indefinite lives such as perpetual licenses are not amortized but rather tested for impairment at least annually.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  The Company currently has not written down the investment and no events have occurred which could indicate the carrying value to be less than the fair value. Investments represent the Company’s investment in a Polish distributor which is primarily engaged in distributing medical devices.  The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

STOCK-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of ASC 718 “Share-based Compensation” (ASC 718), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s stock and selected peer group of comparable volatilities and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2011	2010
Dividend yield	0%	--
Expected volatility	85.97-86.42%	--
Risk free interest rate	1.87-2.27%	--
Expected life	3.75 years	--

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

No options were issued in 2010, therefore there is no data to provide above for that year.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2011 and 2010, the allowances for returns is $0.

SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling fees billed to customers are required to be classified as net sales, and shipping and handling costs are required to be classified as either cost of sales or disclosed in the notes to the financial statements. The Company included shipping and handling fees billed to customers in net sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $420,571 and $455,171 of research and development expenses during the years ended May 31, 2011 and 2010, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

The Company accounts for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC 740, the Company elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of the Consolidated Statements of Operations.

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $9,000 and $2,000 for the years ended May 31, 2011 and 2010, respectively.

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

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

DEFERRED RENT

Rent is being amortized on a straight-line basis at $19,580 per month for the eighty-four month term of the lease.  The excess of rent accrued each month over the amount paid per month is being accrued as a liability on the Company’s balance sheet.  Because three months of rent was abated at the beginning of the lease, all of the rent for those three months was accrued in the deferred rent expense liability account.  In addition, currently $554 accrues each month in that account. When monthly rent payments increase above the monthly straight-line amount ($19,580) the difference will be applied against the balance in the deferred rent expense account.

NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the years ended May 31, 2011 and 2010 was 649,250 and 1,319,999, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

For the Years Ended May 31	2011	2010

Numerator for basic and diluted net income (loss) per common share	$157,447	$(331,455)

Denominator for basic net income (loss) per common share	6,668,229	6,646,878
Effect of dilutive securities:
Options and warrants	36,078	--

Denominator for diluted net income (loss) per common share	6,704,307	6,646,878

Basic net income (loss) per common share	$0.02	$(0.05)

Diluted net income (loss) per common share	$0.02	$(0.05)

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011AND 2010

SEGMENT REPORTING

ASC 280, “Segment Reporting” (ASC 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The Company’s operations are analyzed by management and its chief operating decision maker as being part of a single industry segment: the design, development, marketing and sales of diagnostic kits.

REPORTING COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) and any revenues, expenses, gains and losses that, under GAAP, are excluded from net income (loss) and recognized directly as a component of shareholders’ equity. Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued updated guidance of ASC 350, "Intangibles—Goodwill and Other" (ASC 350), removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations" (ASC 805) and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for our financial statements commencing April 1, 2010. The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (codified in ASC 105). This standard establishes the Accounting Standards Codification (“ASC” or “Codification“) as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For Securities and Exchange Commission (“SEC”) registrants, rules and interpretative releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standard Updates (“ASU”). ASU will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. The provisions of this standard were effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the interim period ending November 30, 2009 and for the annual period ending May 31, 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We applied this standard on a prospective basis for revenue arrangements entered into or materially modified beginning June 1, 2010.  The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition-Milestone Method” (ASU 2010-017).  ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements.  Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive.  This ASU is effective on a prospective basis for research and development milestones achieved in fiscal

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

years, beginning on or after June 15, 2010.  Early adoption is permitted; however, adoption of this guidance as of a date other than June 1, 2011 will require the Company to apply this guidance retrospectively effective as of June 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption.  As the Company plans to implement ASU No. 2010-017 prospectively, the effect of this guidance will be limited to future transactions.  The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-027, “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (ASU 2010-027).  ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010.  Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year.  This ASU was effective for calendar years beginning on or after December 31, 2010, when the fee initially became effective.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, Net

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2011	2010

Patents and licenses	$231,639	$120,346
Less accumulated amortization	(54,229)	(36,465)
	$177,410	$83,881

Expected amortization
Fiscal Year

2012	$29,677
2013	23,966
2014	18,958
2015	18,958
2016	18,958
Thereafter	63,893
Total	$177,410

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011AND 2010

4.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2011	2010
Accounts payable	$246,346	$402,143
Accrued expenses	127,156	92,462
Deferred rent	73,517	65,279
Other	4,550	5,204
	$451,569	$565,088

5.    RELATED PARTY TRANSACTIONS

RENT EXPENSE

During fiscal 2009 and from June through November of fiscal 2010 the Company leased its facilities on a month-to-month basis while it planned and executed its move. Those facilities were owned and operated by Ms. Janet Moore (an officer and director of the Company), Ilse Sultanian, Susan Irani Rigdon and Jennifer Irani, some of whom are shareholders.  The rent was $14,000 per month.  Management believed that there would have been no significant difference in the terms of the property rental if the Company was renting from a third party.  Total related party expense for fiscal 2010 was $84,000.

ACCRUED COMPENSATION

During fiscal 2002-2005, two officers, who are also shareholders of the Company, agreed to defer payment of a portion of their salaries. At May 31, 2011 and 2010, $0 and $75,686, respectively, of deferred officer's salary is included in accrued compensation in the accompanying consolidated financial statements. No interest was accrued on the deferred wages until March 2007. As of March 1, 2007 the Company began accruing interest at the rate of 8% per year. In October, 2008 the interest rate was decreased to 4% per year. For the years ended May 31, 2011 and 2010, $1,314 and $5,098 in interest expense was incurred, respectively.

Included in accrued compensation as of May 31, 2011 and 2010 is a vacation accrual of $122,039 and $201,031, respectively. Included in the 2011 and 2010 vacation accrual is approximately $40,000 and $121,000, respectively, due to the former chief executive officer's estate. As of May 31, 2011, the Company and the estate had settled on a reduction of the balance due by approximately $80,000. The remaining balance due, as a result of this settlement, was paid in June 2011.

6.    SHAREHOLDERS' EQUITY

1995 AND 1999 STOCK OPTION AND RESTRICTED STOCK PLANS

In August 1999, the Company adopted a stock option and restricted stock plan (the "1999 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 1,000,000 of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. As of January 1, of each calendar year, commencing January 1, 2000, this amount is subject to automatic annual increases equal to the lesser of 1.5% of the total number of outstanding common shares, assuming conversion of convertible securities, or 500,000. The 1999 plan expired in November 2009. Options granted under the 1999 Plan were granted at prices not less than 80% of the then fair market value of the common stock and expired not more than 10 years after the date of grant.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011AND 2010

In August 2010, the Company adopted a stock option and restricted stock plan (the "2010 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 850,000 of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. This plan was approved by shareholders in December 2010.  The 2010 plan expires in December 2020. Options granted under the 2010 Plan will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant.

Activity as to stock options and warrants outstanding are as follows:

	NUMBER OF STOCK OPTIONS ANDWARRANTS	WEIGHTED AVERAGE PRICE RANGE PER SHARE	EXERCISE PRICE
Options and warrants outstanding at May 31, 2009	1,674,674	$0.30 - $3.00	$0.77
Options granted	0	0	$0.00
Options and warrants exercised	(29,800)	$0.33	$0.33
Options and warrants canceled or expired	(324,875)	$0.40 - $3.00	$1.58
Options and warrants outstanding at May 31, 2010	1,319,999	$0.30 - $1.30	$0.77
Options granted	348,000	$0.38 - $0.40	$0.39
Options and warrants exercised	(207,500)	$0.40	$0.40
Options and warrants canceled or expired	(460,249)	$0.40 - $0.73	$0.48
Options and warrants outstanding at May 31, 2011	1,000,250	$0.30 - $1.30	$0.57

The weighted average fair value of options and warrants granted during 2011 was $0.39. There were no options granted during 2010. The aggregate intrinsic value of options exercised during 2011 and 2010 was approximately $10,250 and $1,490, respectively. The aggregate intrinsic value of options outstanding at May 31, 2011 was approximately $22,670. The aggregate intrinsic value of options vested and exercisable at May 31, 2011 was approximately $3,000.

At May 31, 2011, total compensation cost related to nonvested stock option awards not yet recognized totaled $120,596. The weighted-average period over which this amount is expected to be recognized is 3.13 years. The weighted average remaining contractual term of options and warrants that were exercisable at May 31, 2011 was 2.08 years.

The following summarizes information about all of the Company's stock options and warrants outstanding at May 31, 2011. These options and warrants are comprised of those granted under the 1999 and 2010 plan and those granted outside of these plans.

RANGE OF EXERCISE PRICES	WEIGHTED NUMBER OUTSTANDING 5/31/2011	AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2011	WEIGHTED AVERAGE EXERCISE PRICE
$0.30 - $0.50	484,000	4.04	$0.40	122,250	$0.43
$0.51 - $0.75	324,250	3.03	$0.67	278,000	$0.67
$0.76 - $1.30	192,000	1.00	$0.81	192,000	$0.81

.

STOCK ACTIVITY

No stock options were granted in fiscal 2010

In February 2011 the Board of Directors granted stock options for 173,000 options to employees of the Company.  The options vests one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.38 and expire in five years.  Management assigned a value of $40,024 to these options.

In May 2011 the Board of Directors granted stock options for 175,000 options to officers and directors of the Company.  The options vested one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.40 and expire in five years.  Management assigned a value of $53,707 to these options.

During the fiscal year ended May 31, 2010, options and warrants to purchase 29,800 shares were exercised at the price of $0.33 per share.  Total proceeds to the Company were $9,834.

During the fiscal year ended May 31, 2011, options and warrants to purchase 207,500 shares of common stock were exercised at the price of $0.40 per share. Total proceeds to the Company were $83,000.

7.    INCOME TAXES

Income tax (benefit) expense from continuing operations for the years ended May 31, 2011 and 2010 consists of the following current (benefit) provisions:

	2011	2010
Current:
U.S. Federal	$--	$--
State and local	1,999	(13,000)
	1,999	(13,000)
Deferred:
U.S. Federal	--	--
State and local	--	--
-- --

	$1,999	$(13,000)

Income tax benefit from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following:

Years ended May 31,	2011	2010
Computed "expected" tax expense (benefit)	$56,000	$(123,000)
Increase (reduction) in income taxes resulting from:
True up of carryforwards and other items	(53,001)	69,000
Change in valuation allowance	11,000	85,000
State income taxes, net of federal benefit	9,000	(20,000)
Research and development tax credits	(31,000)	--
Permanent tax differences and other	10,000	(24,000)

	$1,999	$(13,000)

The tax effect of significant temporary differences are presented below:

Years ended May 31,	2011	2010
Deferred tax assets:
Accounts receivable, principally due to allowance for
doubtful accounts and sales returns	$13,000	$9,000
Inventory valuation	34,000	33,000
Compensated absences and deferred payroll	50,000	105,000
Net operating loss carryforwards	583,000	528,000
Tax credit carryforwards	99,000	55,000
Deferred rent expense	30,000	--
Other	70,000	68,000
Total deferred tax assets	879,000	798,000
Less valuation allowance	(511,000)	(500,000)
	328,000	298,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	(130,000)	(60,000)

Net deferred tax asset	$238,000	$238,000

Deferred tax assets, current portion	$127,000	$42,000
Deferred tax assets, long-term portion	111,000	196,000
	$238,000	$238,000

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

The Company has provided a valuation allowance of $511,000 and $500,000 as of May 31, 2011 and 2010, respectively.  Because the Company has not achieved taxable net income consistently over the previous four fiscal years, predicting future taxable income is difficult and influenced by many factors. After analyzing the Company’s tax position, management has provided an allowance for the uncertainty of its future income.  The net change in the valuation allowance for the years ended May 31, 2011 and 2010 was an increase of $11,000 and $85,000, respectively.

At May 31, 2011 and 2010, the Company has federal income tax net operating loss carryforwards of approximately $1,595,000 and $1,429,000 respectively. Of the reported net operating loss carryforwards, approximately $211,000 are related to windfall tax benefits from the exercise of the Company’s stock options by certain employees. Pursuant to ASC 718, the federal benefit of approximately $74,000 associated with this portion of the net operating loss will be credited to additional paid-in capital when the tax benefits are actually realized. The federal net operating loss carryforwards begin to expire in 2021. At May 31, 2011 and 2010, the Company has California state income tax net operating loss carryforwards of approximately $439,000 and $257,000, respectively.  The state net operating loss carryforwards begin to expire in 2025.

At May 31, 2011 and 2010, the Company has federal research and development tax credit carryforward of approximately $86,000 and $61,000, respectively.  The federal credits begin to expire in 2027.  The Company also has similar credit carry forwards for state purposes of $19,000 and $11,000 for 2011 and 2010, respectively.

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

For the fiscal year ended May 31, 2011 and 2010 the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2007.

8.    BUSINESS SEGMENTS

Geographic information regarding net sales is approximately as follows:

	2011	2010
Net sales:
Europe	$2,483,000	$2,565,000
United States	1,160,000	1,051,000
Asia	1,153,000	1,367,000
South America	28,000	45,000
Middle East	45,000	34,000
Other foreign	30,000	13,000
Total net sales	$4,899,000	$5,075,000

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

9.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with a security deposit of $22,080.  The following is a schedule of rent payments due under the terms of the lease:

Years Ending May 31,
2012	$233,676
2013	240,684
2014	247,902
2015	255,363
2016	263,031
Thereafter	66,240
Total	$1,306,896

According to the terms of the lease, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total rent expense in the U.S. for fiscal 2010 was $236,872 and for fiscal 2011 was $231,903.  Rent expense for the Mexico facility for fiscal 2011 and 2010 was $35,584 and $31,134, respectively.

The Company also has various insignificant leases for office equipment.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2011.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

CONTRACTS

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets. Royalty payments of 10% of sales are due on these products for a period of five years.  Royalty expense for this license was approximately $6,000 and $6,200 for the years ended May 31, 2011 and 2010, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for four products, with a similar amount to be paid for each of two additional products as they are transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company had expensed approximately $3,750 and $0 during fiscal 2011 and 2010, respectively.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is  currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  At May 31, 2011 the Company has amortized $2,500 of the license. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  No royalty was accrued or expensed for the year ended May 31, 2011 or 2010.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized $4,254 of this licensing fee as of May 31, 2011.   Royalty expense for this license was approximately $4,000 for the year ended May 31, 2011.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $57,000 and $121,000 is included in cost of sales for these agreements for the years ended May 31, 2011 and 2010, respectively. In fiscal 2011 the Company is only required to pay royalties for one of the products due to the fact that the company that was paid the royalties no longer provides materials to make that product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 7.2% and 15.6% of total sales for the years ended May 31, 2011 and 2010, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

10.    DEBT

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line (the "Line") of credit in the amount of $400,000. The interest rate for the line of credit is the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in all assets of the Company as collateral.  On June 10, 2011 the bank and the Company agreed to renew this Agreement through February 24, 2012.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2011 AND 2010

The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance. The Company did not owe any amounts on this line of credit as of May 31, 2011.

On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank for an equipment loan (“Loan”) for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. Certain related equipment serves as collateral for the loan.  The loan balance of $35,390 is due in full by February 2012.

11. OTHER INCOME

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $357,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $217,000 (net of expenses related to consulting services for the grant application process of $43,428) relates to qualifying expenses the Company previously incurred and was received during the second quarter of fiscal 2011. The award and related expense of the remainder of the grant of approximately $140,000 (less grant application services of approximately $28,000) were accrued for as of May 31, 2011. These funds were received during June 2011. Total net income from these grants which was included in other income for the year ended May 31, 2011 was $285,969.

12.   DISCONTINUED OPERATIONS

The following summarizes the net liabilities of the discontinued operations of ReadyScript, as of May 31, 2011 and 2010. There was no operational activity for the years ended May 31, 2011 and 2010.

Balance Sheet Items:	2011	2010
Assets:
Miscellaneous receivable	$5,304	$5,304
Less liabilities:
Accrued expenses	4,709	4,709
Net liabilities	$595	$595