Form 10-Q
period 2011-08-31
BIOMERICA INC
filed 2011-10-17
CIK 73290

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

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

           Large Accelerated Filer [_]           Accelerated Filer [_]

           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in

Rule 12b-2 of the Act).

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,868,339 shares of common stock,

par value $0.08, as of October 14, 2011.


                                 BIOMERICA, INC.

                                      INDEX

PART I

Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Operations and

         Comprehensive Income (unaudited) - Three Months Ended

         August 31, 2011 and 2010........................................

1

         Condensed Consolidated Balance Sheets (unaudited)

         August 31, 2011 and (audited) May 31, 2011...................... 2 & 3

         Condensed Consolidated Statements of Cash Flows (unaudited) -

         Three Months Ended August 31, 2011 and 2010.....................     4

         Notes to Condensed Consolidated Financial Statements (unaudited)   5-8

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations.......................................   8-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    10

Item 4.  Controls and Procedures.........................................    10

PART II  Other Information





PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  BIOMERICA, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                          Three Months Ended

                                                                               August 31,

                                                                          2011           2010

                                                                       -----------    -----------

Net sales ..........................................................   $1,407,665     $ 1,177,712

Cost of sales ......................................................      891,244         788,932

                                                                       -----------    -----------

     Gross profit ..................................................      516,421         388,780

                                                                       -----------    -----------

Operating Expenses:

     Selling, general and administrative ...........................      313,584         303,158

     Research and development ......................................       85,936          97,852

                                                                       -----------    -----------

Total operating expenses                                                  399,520         401,010

                                                                       -----------    -----------

Income (loss) from operations .......................................     116,901         (12,230)

                                                                       -----------    -----------

Other Income (Expense):

     Interest income ...............................................        1,464           2,143

     Interest expense...............................................         (573)        (2,136)

     Other income, net .............................................           --              37

                                                                       -----------    -----------

                                                                              891              44

                                                                       -----------    -----------

Net income (loss) .................................................   $   117,792     $   (12,186)

                                                                       ===========    ===========

Basic net income (loss) per common share ........................     $       .02     $      (.00)

                                                                       ===========    ===========

Diluted net income (loss) per common share ..................         $       .02     $      (.00)

                                                                       ===========    ===========

Weighted average number of common and common equivalent shares:

     Basic ...................................................          6,868,339       6,660,839

                                                                       ===========    ===========

     Diluted .................................................          6,903,353       6,660,839

                                                                       ===========    ===========

Net income (loss)  ............................................       $   117,792     $   (12,186)

Other comprehensive (loss) income, net of tax:

  Foreign currency translation

(440)           (566)

                                                                     ------------    -------------

Comprehensive income (loss) ................................          $   117,352     $   (12,752)

                                                                     ============    =============

The accompanying notes are an integral part of these statements.


                                      BIOMERICA, INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 August 31,        May 31,

                                                                                   2011              2011

                                                                                (unaudited)       (audited)

                                                                                -----------      -----------

Assets

Current Assets

    Cash and cash equivalents ...............................................   $ 1,020,655      $  989,270

    Accounts receivable, less allowance for doubtful accounts of $53,725 &

      $32,204 as of August 31, 2011 and May 31, 2011, respectively ..........       865,372

747,075

    Inventories, net ........................................................     1,735,059       1,785,525

    Prepaid expenses and other ..............................................       130,628

      237,563

    Deferred tax assets, current portion ....................................       127,000

      127,000

                                                                                -----------      -----------

          Total Current Assets ..............................................     3,878,714       3,886,433

Property and Equipment, net of accumulated depreciation and amortization ....       570,861         567,323

Deferred Tax Assets, net of current portion .................................       111,000

      111,000

Investments .................................................................

       165,324

      165,324

Intangible Assets, net .....................................................

       195,297

      177,410

Other Assets ................................................................        50,079          47,888

                                                                                -----------      -----------

Total Assets ................................................................   $ 4,971,275

   $4,955,378

                                                                                ===========      ===========

The accompanying notes are an integral part of these statements.


                                                BIOMERICA, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEET - Continued

                                                                                 August 31,          May 31,

                                                                                   2011               2011

                                                                                (unaudited)         (audited)

                                                                                ------------      ------------

Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued expenses ................................     $    388,020       $  451,569

     Accrued compensation .................................................          111,876

        138,056

     Loan for equipment purchase ….........................................           23,664           35,390

                                                                                ------------      ------------

          Total Current Liabilities .......................................          523,560          625,015

Commitments and Contingencies (Note 4)

Shareholders' Equity

     Preferred stock, no par value authorized 5,000,000 shares, issued and none outstanding at August 31, 2011 and May 31, 2011........

   --

    --

     Common stock, $0.08 par value authorized 25,000,000 shares, issued

       and outstanding 6,868,339 at August 31, 2011 and May 31, 2011                 549,466          549,466

     Additional paid-in-capital ...........................................       17,643,121

     17,643,121

     Accumulated other comprehensive loss .................................           (4,900)

         (4,460)

     Accumulated deficit ..................................................      (13,739,972)

    (13,857,764)

                                                                                ------------      ------------

Total Shareholders' Equity ................................................     $  4,447,715       $ 4,330,363

                                                                                ------------      ------------

Total Liabilities and Shareholders' Equity ................................     $  4,971,275       $ 4,955,378

                                                                                ============      ============

The accompanying notes are an integral part of these statements.


                                            BIOMERICA, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended

                      August 31,

                                                  2011             2010

                                                                          -----------      ------------

Cash flows from operating activities:

Net income (loss) ...................................................      $  117,792      $    (12,186)

Adjustments to reconcile net income (loss) to net cash provided by

  (used in) operating activities:

     Depreciation and amortization ..................................          43,048            33,087

     Change in provision for losses on accounts receivable ..........          21,521                --

     Inventory reserve...............................................

   3,006

    8,227

     Increase in deferred rent liability.. . . . . . . . . . . . . . .

   1,662

   (3,270)

     Changes in assets and liabilities:

       Accounts receivable ..........................................        (139,818)          (22,072)

       Inventories ..................................................          47,460           (93,984)

       Prepaid expenses and other assets ............................         104,744             5,993

       Accounts payable and other accrued expenses ..................         (65,211)          (81,359)

       Accrued compensation .........................................         (26,180)          (33,589)

                                                                           -----------      -------------

Net cash provided by (used in) operating activities .................         108,024          (199,153)

                                                                           -----------      -------------

Cash flows from investing activities:

     Intangibles.....................................................

(25,000)          (25,000)

     Purchases of property and equipment ............................         (39,473)           (6,578)

                                                                          -----------      -------------

Net cash used in investing activities ...............................         (64,473)          (31,578)

                                                                          -----------      -------------

Cash flows from financing activities:

     Payment of equipment loan ......................................         (11,726)          (11,040)

                                                                           ----------       -------------

Net cash used in financing activities ...............................         (11,726)          (11,040)

                                                                          -----------      --------------

Effect of exchange rate changes in cash..............................

(440)             (566)

Net increase (decrease) in cash and cash equivalents .................         31,385          (242,337)

                                                                          -----------       -------------

Cash and cash equivalents at beginning of period ....................         989,270         1,055,206

                                                                          -----------      --------------

Cash and cash equivalents at end of period ..........................      $1,020,655       $   812,869

                                                                          ===========      ==============

Supplemental Disclosure of Cash-Flow Information:

  Cash paid during the quarter for:

     Interest .......................................................     $      522       $      1,958

                                                                          ============      =============

The accompanying notes are an integral part of these statements.




BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and subsidiaries (the “Company”), for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

The unaudited Condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2011 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2011. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and ReadyScript, Inc. (as discontinued operations) as well as the Company’s German subsidiary and Mexican subsidiary which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation. During the first quarter of fiscal 2012 and during fiscal 2011 there were no transactions in discontinued operations and management intends to formally dissolve the corporation during fiscal 2012.

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

Cash and Cash Equivalents

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  One such customer, who received a large order at the end of August 2011, had a balance that comprised 42.3% of our gross receivables balance and another customer had a balance that comprised 11.2% of our gross receivables balance.  Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

Inventories approximate the following:

                                                    August 31,             May 31,

                                                       2011                 2011

                                                  --------------       --------------

Raw materials                                     $    782,000

   $   737,000

Work in progress                                       630,000

       718,000

Finished products                                      323,000

       331,000

                                                  --------------       --------------

Total                                             $  1,735,000          $ 1,786,000

                                                  ==============       ==============

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


Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (ASC) 350 “Intangibles” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, licenses are amortized over a period of ten years and 17 years for patents.

        Amortization amounted to $7,113 and $2,016 for the quarters ended August 31, 2011 and 2010, respectively.

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

For the three months ended August 31, 2011 and 2010, the Company incurred no stock based compensation expense.

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2011:

                                                                    Weighted

                                                                     Average

                           Number of Options and Warrants           Exercise

                       Employee     Non-employee       Total         Price

                      ----------     ----------     ----------     ----------

Outstanding

May 31, 2011           1,000,250

    --        1,000,250       $   0.57

Granted                       --           --              --             --

Exercised                     --

  --              --             --

Cancelled or expired     (27,000)

  --

   (27,000)

    0.45

                      ----------     -----------     ----------     ----------

Outstanding

       973,250

  --

   973,250

$   0.58

August 31, 2011       ==========     ===========     ==========     ==========

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are classified as revenue, and shipping and handling costs are classified as cost of sales. The Company included shipping and handling fees billed to customers in net sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

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


Foreign Currency Translation

The subsidiary located in Germany is accounted for primarily using local functional currency. Accordingly, assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income.

Deferred Rent

Rent is being amortized on a straight-line basis at $19,580 per month for the eighty-four month term of the lease.  The excess of rent accrued each month over the amount paid per month is being accrued as a liability on the Company’s balance sheet.  Because three months of rent was abated at the beginning of the lease, all of the rent for those three months and straight-line adjustments were accrued as deferred rent and included as a liability in accounts payable and accrued expenses.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended August 31, 2011 and 2010 was 642,250 and 1,208,999, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

 August 31,

                                                                  2011           2010

--------------------------------------------------------------------------------------

Numerator:

   Income (loss) from continuing operations                   $   117,792    $ (12,186)

======================================================================================

Denominator for basic net (loss) income

    per common share                                            6,868,339    6,660,839

Effect of dilutive securities:

   Options and warrants                                            35,014           --

--------------------------------------------------------------------------------------

Denominator for diluted net (loss) income per common share      6,903,353    6,660,839

======================================================================================

Basic net income per common share                             $      0.02   $    (0.00)

======================================================================================

Diluted net income per common share                           $      0.02   $    (0.00)

======================================================================================

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at August 31, 2011 and May 31, 2011:

                                                    August 31,             May 31,

                                                       2011                 2011

                                                  --------------       --------------

Accounts payable                                  $    289,058

    $  246,346

Accrued exepenses                                       21,022

       127,156

Deferred rent

     75,179

        73,517

Other

                                        2,761

         4,550

                                                  --------------       --------------

Total                                             $    388,020             $  451,569

                                                  ==============       ==============


Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

                                                     For the Three Months Ended

                                                      8/31/11         8/31/10

                                                     ----------      ----------

    Revenues from sales to unaffiliated customers:

    United States                                    $  187,000      $  303,000

    Asia                                                631,000         225,000

    Europe                                              582,000         623,000

    South America                                         1,000           1,000

    Middle East                                           4,000          12,000

    Other                                                 3,000          14,000

                                                     ----------      ----------

                                                     $1,408,000      $1,178,000

                                                     ==========      ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

On June 10, 2011, the Company renewed the line of credit.(the “Line”) with its bank which has a borrowing limit in the amount of $400,000. The Line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus prime, and expires on February 24, 2012. The balance at August 31, 2011 was zero.

On February 13, 2009, the Company entered into a loan agreement with its bank for an equipment loan (“Loan”) for $133,000 at an interest rate of 6.50%. The related equipment serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000.  As of August 31, 2011 $23,664 was owed on the Loan.

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

A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide. Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations.  Biomerica established a subsidiary in Mexicali for future use.  In July 2010 the Company eliminated its dedicated research department in order to follow its current strategy of licensing technology from other institutions.


RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,407,665 for the first quarter of fiscal 2012 as compared to $1,177,712 for the same period in the previous year. This represents an increase of $229,953 or 19.5% for the quarter ended August 31, 2011 as compared to the quarter ended August 31, 2010. The increase was primarily due to the increase of sales to Asia, which were offset by lower sales domestically due to higher than normal sales in the prior fiscal year in the U.S. which were a result of initial purchasing quantities for a major drug store chain.

      Cost of sales in the first quarter of fiscal 2012 were $891,244, or 63.3% of sales as compared to $788,932, or 67.0% of sales in fiscal 2011. The decrease in cost of sales as a percentage of sales was primarily due to two factors: 1) the Company having a larger portion of its cost of goods sold be in the form of fixed costs, which remained relatively flat on higher revenues; and 2) increased sales of higher margin products.  Included in cost of sales for the period ended August 31, 2010 was a bulk sales incentive in the amount of $56,458, which was paid in the form of free product. This caused higher than normal cost of goods for that period.

       Selling, general and administrative costs increased by $10,426, or 3.4% for the period ended August 31, 2011 as compared to the period ended August 31, 2010. The increase was primarily due to an increase bad debt reserve.

Research and development decreased by $11,916, or 12.2% for the period ended August 31, 2011 as compared to the period ended August 31, 2010, primarily due to the elimination of a dedicated research department and the completion of development of some of the products licensed by the Company. Although the Company currently doesn’t have a dedicated research and development department, personnel in production routinely work on technology transfer projects assigned to them, and therefore, an appropriate amount of production wages and wage related expenses are allocated to research and development.

Interest income decreased by $679 primarily due to lower interest rates. Interest expense decreased by $1,563 due to lower debt.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31 and May 31, 2011, the Company had cash and cash equivalents in the amount of $1,020,655 and $989,270 and working capital of $3,355,154 and $3,261,418, respectively.

During the quarter ended August 31, 2011 the Company operations provided cash of $108,024 as compared to cash used of $199,153 in the same period of the prior fiscal year.  Cash provided by operations in fiscal 2012 was due in part to funds received from the Therapeutic Drug Recovery Act of $140,400 (less a consulting expense of $28,080) offset by paying down of payables and accrued expenses of $48,191. Cash used in investing activities in fiscal 2012 was $64,473 compared to cash used by investing activities in the same period in fiscal 2011 of $31,578.  This is primarily due to the purchases of fixed assets and investment in intangible assets in the first quarter of fiscal 2012. Cash used by financing activities in fiscal 2012 was $11,726 as compared to $11,040 in fiscal 2011.

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line (the "Line") of credit in the amount of $400,000. The interest rate for the Line is the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral.  In February 2010, this line was extended for one more year and in June 2010, it was extended until February 2012.

The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance. The Company did not owe anything on this Line as of August 31, 2011.

On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank of California for a business loan ("Loan") for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. The Loan was used for the purpose of paying off a previous business loan which had been established with different commercial bank. The fixed asset serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000. The loan payable balance at August 31, 2011 and May 31, 2011 relating to this equipment loan is $23,664 and $35,390, respectively.

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


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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  REMOVED AND RESERVED.

Item 5.  OTHER INFORMATION.  None.

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.			Description

	31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

	31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

	32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

	32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore

*	Filed herewith


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOMERICA, INC.

Date:  October 17, 2011

                                        By: /S/ Zackary S. Irani

                                            -----------------------

                                            Zackary S. Irani

                                            Chief Executive Officer

                                            (Principal Executive Officer)

Date:  October 17, 2011

            By: /S/ Janet Moore

                                            -----------------------

                                            Janet Moore

                                            Chief Executive Officer

                                            (Principal Financial Officer)