Form 10-Q/A
period 2011-08-31
BIOMERICA INC
filed 2011-10-27
CIK 73290

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

PURPOSE OF AMENDMENT

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, originally filed with the Securities and Exchange Commission on October 17, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q/A:

Exhibit No.			Description

	31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

	31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

	32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

	32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Janet Moore

	101	**	XBRL Financials

*	Previously filed.

**	Filed herewith.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOMERICA, INC.

Date:  October 27, 2011

By: /S/ Zackary S. Irani

                                            -----------------------

                                            Zackary S. Irani

                                            Chief Executive Officer

                                           (Principal Executive Officer)

Date:  October 27, 2011

By: /S/ Janet Moore

                                            -----------------------

                                            Janet Moore

                                            Chief Executive Officer

                                           (Principal Financial Officer)