Form 10-Q
period 2011-11-30
BIOMERICA INC
filed 2012-01-17
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

           Large Accelerated Filer [_]           Accelerated Filer [_]

           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in

Rule 12b-2 of the Act).

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,868,339 shares of common stock,

par value $0.08, as of January 17, 2012.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Operations and

         Comprehensive Income (unaudited) – Six and Three Months Ended

         November 30, 2011 and 2010........................................

1

         Condensed Consolidated Balance Sheets (unaudited)

         November 30, 2011 and (audited) May 31, 2011...................... 2 & 3

         Condensed Consolidated Statements of Cash Flows (unaudited) -

         Six Months Ended November 30, 2011 and 2010.....................     4

         Notes to Condensed Consolidated Financial Statements (unaudited)   5-9

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations.......................................   10-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    13

Item 4.  Controls and Procedures.........................................    13

PART II  Other Information

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

                                                          Six Months Ended         Three Months Ended

                                  November 30,              November 30,

  2011           2010         2011          2010

                                                    -----------   -----------   -----------  -----------

Net sales ......................................    $3,024,271     $2,338,554

$1,616,606   $1,160,842

Cost of sales ..................................     1,840,446      1,649,229

 949,202      860,297

                                                    -----------   -----------  ------------  -----------

     Gross profit ..............................     1,183,825        689,325      667,404      300,545

                                                    -----------   -----------  ------------  -----------

Operating Expenses:

Selling, general and administrative .......       701,351        661,198      387,767       358,040

Research and development ..................       171,487        217,972       85,551       120,120

                                                    -----------   -----------  -----------   -----------

       Total Operating Expenses                        872,838        879,170      473,318       478,160

                                                    -----------   -----------  -----------   -----------

Income (loss) from operations .......... . . . .       310,987       (189,845)     194,086      (177,615)

                                                    -----------   -----------  -----------    ----------

Other Income (Expense):

     Interest income

  2,780          3,952        1,316         1,809

     Interest expense ..........................          (943)        (3,761)        (370)       (1,625)

     Other income, net .........................            60        177,605           60       177,568

                                                    -----------   -----------  -----------    ----------

                                                         1,897        177,796        1,006       177,752

                                                    -----------   -----------  -----------    ----------

Net income (loss). . . . . . . . . . . . . . . ..      312,884       (12,049)     195,092           137

                                                    -----------   -----------  -----------    ----------

Basic net income (loss) per common share              $   0.05     $    (0.00)   $    0.03     $    0.00

                                                    ============  ===========  ===========   ===========

Diluted net income (loss) per common share

$   0.05     $    (0.00)   $    0.03     $    0.00

    ============  ===========   ==========    ==========

Weighted average number of common and

  Common Equivalent Shares:

     Basic  . . . . . . . . . . . . . . . .  6,868,339    6,660,839   6,868,339   6,660,839

                                             =========== =========== =========== ============

     Diluted . . . . . . . . . . . . . . . . 6,908,380

6,660,839

6,920,296

6,660,839

   =========== =========== =========== ============

Net income (loss). . . . . . . . . . . . .  $  312,884   $ (12,049)

$  195,092  $      137

Other comprehensive loss, net of tax:

   Foreign currency translation

  (1,623)

     (705)     (1,183)       (139)

   ----------  ------------ ----------- -----------

Comprehensive income (loss)

  $  311,261   $ (12,754) $  193,909  $       (2)

                                             ==========  ============ =========== ===========

The accompanying notes are an integral part of these statements.

                                      BIOMERICA, INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         November 30,        May 31,

                                                                            2011              2011

                                                                          (unaudited)       (audited)

                                                                         -----------      -----------

Assets

Current Assets

    Cash and cash equivalents ........................................   $   965,968      $  989,270

    Accounts receivable, less allowance for doubtful accounts of $65,183

      and $32,204 as of November 30, 2011 and May 31, 2011, respectively   1,132,212         747,075

    Inventories, net .................................................     1,669,264       1,785,525

    Prepaid expenses and other .......................................       119,121         237,563

    Deferred tax assets, current portion .............................       127,000         127,000

                                                                         -----------      -----------

          Total Current Assets .......................................     4,013,565       3,886,433

Property and Equipment, net of accumulated depreciation and

  amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .        545,449         567,323

Deferred Tax Assets, net of current portion ..........................       111,000         111,000

Investments ..........................................................

 165,324         165,324

Intangible Assets, net ...............................................

 186,934         177,410

Other Assets .........................................................        52,510          47,888

                                                                          -----------    -----------

Total Assets .........................................................   $ 5,074,782      $4,955,378

                                                                          ===========    ===========

The accompanying notes are an integral part of these statements.

                                                BIOMERICA, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEET - Continued

                                                                          November 30,        May 31,

                                                                            2011               2011

                                                                         (unaudited)         (audited)

                                                                         ------------      ------------

Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued expenses .........................     $    266,096       $  451,569

     Accrued compensation ..........................................          144,288

      138,056

     Loan for equipment purchase …..................................           11,742           35,390

                                                                          ------------      ------------

          Total Current Liabilities ................................          422,126          625,015

Commitments and Contingencies (Note 5)

Shareholders' Equity

     Preferred stock, no par value authorized 5,000,000 shares, issued and none outstanding at November 30, 2011 and May 31, 2011...

      --

    --

     Common stock, $0.08 par value authorized 25,000,000 shares, issued

       and outstanding 6,868,339 at November 30, 2011 and May 31, 2011        549,466          549,466

     Additional paid-in-capital ....................................       17,654,153

   17,643,121

     Accumulated other comprehensive loss ..........................           (6,083)

(4,460)

     Accumulated deficit ...........................................      (13,544,880)

  (13,857,764)

                                                                         ------------      ------------

Total Shareholders' Equity .........................................      $ 4,652,656      $ 4,330,363

                                                                         ------------      ------------

Total Liabilities and Shareholders' Equity .........................      $ 5,074,782      $ 4,955,378

                                                                         ============      ============

The accompanying notes are an integral part of these statements.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

             Six Months Ended

        November 30,   November 30,

                                           2011             2010

                                                                   -------------   ------------

Cash flows from operating activities:

Net income (loss) ............................................      $   312,884      $    (12,049)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization ...........................           86,671            68,681

     Stock option expense . . . . . . . . . . . . . . . . . .

      11,032

   11,716

     Change in provision for losses on accounts receivable ...           32,979            11,503

     Inventory reserve........................................

       2,495

           (2,000)

     Write-off of license-related intangible asset. . . . . . .

   --

           13,982

     Increase in deferred rent liability.. . . . . . . . . . .

       1,554

     4,914

     Changes in assets and liabilities:

       Accounts receivable ...................................         (418,116)          131,337

       Inventories ...........................................          113,766           (22,540)

       Prepaid expenses and other assets .....................          113,820            84,913

       Accounts payable and other accrued expenses ...........         (187,027)         (162,566)

       Accrued compensation ..................................            6,232           (50,328)

                                                                       ------------      -----------

Net cash provided by operating activities ....................           76,290            77,563

                                                                       -----------      ------------

Cash flows from investing activities:

     Increase in intangibles..................................          (25,000)          (73,775)

     Purchases of property and equipment .....................          (49,321)          (64,068)

                                                                       -----------      ------------

Net cash used in investing activities ........................          (74,321)         (137,843)

                                                                       -----------      ------------

Cash flows from financing activities:

     Payments on equipment loan ...............................         (23,648)          (22,124)

                                                                       -----------     -------------

Net cash used in financing activities ..................

   (23,648)          (22,124)

Effect of exchange rate changes in cash.................

           (1,623)             (705)

  -----------     -------------

Net decrease in cash and cash equivalents ..............                (23,302)          (83,109)

Cash and cash equivalents at beginning of period .......                989,270         1,055,206

                                                                       -----------    --------------

Cash and cash equivalents at end of period .............               $965,968         $ 972,097

                                                                       =============  ==============

Supplemental Disclosure of Cash-Flow Information:

  Cash paid during the quarter for:

     Interest ..........................................

   $   899         $   3,548

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

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and ReadyScript, Inc. (as discontinued operations) as well as the Company’s German subsidiary and Mexican subsidiary which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation. During the first six months of fiscal 2012 and during fiscal 2011 there were no transactions in discontinued operations and management intends to formally dissolve the corporation during fiscal 2012.

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

Accounts Receivable

The Company extends unsecured credit to its customers on a regular basis.  International accounts are required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Credit levels are approved by designated upper level management.  Domestic customers are extended initial credit limits until they establish a history with the Company or submit credit information.  All increases in credit limits are also approved by designated upper level management.  Management evaluates receivables on a quarterly basis and adjusts the reserve for bad debt accordingly.  Balances over ninety days old are reserved for unless collection is reasonably assured.  Management evaluates quarterly what items to charge off.  Any charge-offs are approved by upper level management prior to charging off.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  One such customer, who received a large order at the end of November 2011 had a balance that comprised 49.9% and 22.2% of the gross receivables  at November 30, 2011 and May 31, 2011, respectively. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.  Management evaluates the reserve for bad debt on a quarterly basis and adjusts the reserve if necessary after its analysis of all factors relevant.

Inventories

The Company values inventory at the lower of cost (determined using the first-in, first-out method) or market. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the Company’s production facilities.

Inventories approximate the following:

                                                    November 30,            May 31,

                                                       2011                 2011

                                                  --------------       --------------

Raw materials                                     $  758,000           $   737,000

Work in progress                                     697,000

718,000

Finished products                                    214,000

331,000

                                                  --------------       --------------

Total                                             $1,669,000           $ 1,786,000

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

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (ASC) 350 “Intangibles” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents.

        Amortization amounted to $8,363 and $1,493 for the quarters ended November 30, 2011 and 2010, respectively, and $15,476 and $3,509 for the six months ended November 30, 2011 and 2010, respectively.

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

For the six and three months ended November 30, 2011 and 2010, the Company incurred $11,032 and $11,716 stock based compensation expense, respectively.

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of November 30, 2011:

                                                                    Weighted

                                                                     Average

                            Number of Options and Warrants          Exercise

                       Employee     Non-employee       Total         Price

                      ----------    -------------     ----------     ----------

Outstanding

May 31, 2011           1,000,250

           --        1,000,250     $   0.57

Granted                       --             --               --           --

Exercised                     --

    --

              --           --

Cancelled or expired    (47,000)

          --

        (47,000)

$   0.52

                      ----------    ------------      ----------    ----------

Outstanding

           953,250

          --          953,250     $   0.57

November 30, 2011     ==========     ===========      ==========    =========

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

Foreign Currency Translation

The subsidiary located in Germany is accounted for primarily using local functional currency. Accordingly, assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income (loss).

Deferred Rent

Rent is being amortized on a straight-line basis at $19,580 per month for the eighty-four month term of the lease.  The excess of rent accrued each month over the amount paid per month is being accrued as a liability on the Company’s balance sheet.  Because three months of rent was abated at the beginning of the lease, all of the rent for those three months and straight-line adjustments were accrued as deferred rent and is included as a liability in accounts payable and accrued expenses.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and six months ended November 30, 2011 was 510,250 and 621,250, respectively.  The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and six months ended November 30, 2010 was 1,149,683 and 1,157,999, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                               Six Months            Three Months

Ended November 30,      Ended November 30,

   2011

 2010

      2011

   2010

__________ _________   _________  _________

Numerator:

  Income (loss) from continuing operations

$  312,884  $ (12,049)   $195,092   $     137

========== =========   =========  =========

Denominator for basic net income (loss) per common

  share

 6,868,339  6,660,839   6,868,339   6,660,839

Effect of dilutive securities:

  Options and warrants

           40,041

     --      51,957         --

__________ _________   _________  _________

Denominator for diluted net income (loss)

  per common share

     6,908,380  6,660,839   6,920,296   6,660,839

Basic net income (loss) per common share               $   0.05  $   (0.00)   $   0.03   $    0.00

========= ==========  ========== ==========

Diluted net income (loss) per common share

       $   0.05  $   (0.00)   $   0.03   $    0.00

=========  =========  ========== ==========

Recent Accounting Pronouncements

     In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under ASC 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

Other recent Accounting Standard Updates (“ASU”) issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at November 30, 2011 and May 31, 2011:

                                                    November 30,           May 31,

                                                       2011                 2011

                                                  --------------       --------------

Accounts payable                                  $    163,313         $    246,346

Accrued expenses                                        27,712

        127,156

Deferred rent

   75,071               73,517

Other

--                 4,550

                                                  --------------       --------------

Total                                             $    266,096         $    451,569

                                                  ==============       ==============

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

                                                         Six Months Ended

 Three Months Ended

                                                      11/30/11      11/30/10

11/30/11

 11/30/10

                                                     ----------    ----------

--------

 --------

    Revenues from sales to unaffiliated customers:

    United States                                    $  527,000    $  551,000

$  340,000   $  248,000

    Asia                                              1,287,000       459,000

   657,000

  234,000

    Europe                                            1,184,000     1,264,000

   602,000

  641,000

    South America                                         1,000        20,000

        --

   19,000

    Middle East                                          10,000        25,000

     6,000

    13,000

    Other                                                15,000        20,000

    12,000

     6,000

                                                     ----------    -----------  ----------   ----------

                                                     $3,024,000   $ 2,339,000   $1,617,000   $1,161,000

                                                     ============  ===========  ==========   ==========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

On June 10, 2011, the Company renewed the line of credit (the “Line”) with its bank which has a borrowing limit in the amount of $400,000. The Line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus prime, and expires on February 24, 2012. The balance at May 31,2011 and November 30, 2011 was zero.

      On February 13, 2009, the Company entered into a loan agreement with its bank for an equipment loan (“Loan”) for $133,000 at an interest rate of 6.50%. The related equipment serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000. The loan payable balance at May 31, 2011 and November 30, 2011 relating to this equipment loan is $35,390 and $11,742, respectively.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term.

Note 6:  Subsequent Events

       On January 5, 2012, the Board of Directors of the Company approved the issuance of options to purchase 402,500 shares of Company common stock to directors, officers and employees of the Company at an exercise price of $0.43 per share which will expire in five years. Management assigned a value of $100,192 to these options which will be amortized to expense over the vesting term of the options.

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

Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations. In July 2010 the Company eliminated its dedicated research department in order to follow its current strategy of licensing technology from other institutions. A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, under a Mexico mequiladora in order to reduce the cost of manufacturing and compete more effectively worldwide. The Company established a subsidiary in Mexicali for future use.

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $3,024,271 for the first six months of fiscal 2012 as compared to $2,338,554 for the same period in the previous year. This represents an increase of $685,717 or 29.3%. For the quarter ended November 30, 2011, net sales were $1,616,606 as compared to $1,160,842 for the same period in the previous year. This represents an increase of $455,764, or 39.3%. The increases were primarily due to the increase of sales in Asia, which were offset by lower sales domestically. This appearance of decreased domestic sales was due to higher than normal sales in the prior fiscal year which were a result of initial purchasing quantities by a major U.S. drug store chain.

For the six months ended November 30, 2011 as compared to 2010, cost of sales increased from $1,649,229 to $1,840,446, however as a percentage of sales, cost of sales decreased from 70.5% to 60.9%. For the three month period then ended, cost of sales increased from $860,297 to $949,202. Cost of sales for this period decreased as a percentage of sales from 74.1% to 58.7%. Cost of sales as a percentage of sales decreased primarily due to an increase in sales compared to relatively constant fixed expenses and the increase in sales of higher margin products.

         For the six months ended November 30, 2011 compared to 2010, selling, general and administrative costs increased by $40,153, or 6.1%. For the three months then ended, these expenses increased by $29,727, or 8.3%.  The primary reason for the increase was due to an increase in the bad debt reserve.

         For the six months ended November 30, 2011 compared to 2010, research and development decreased by $46,485, or 21.3% and for the comparable three months, decreased by $34,569, or 28.8%. The decrease for the six and three months was primarily due to  the completion of development of some of the newly licensed products as well as the reduction in dedicated research personnel in fiscal 2012 as compared to 2011.

         For the six months ended November 30, 2011 compared to 2010, interest income decreased from $3,952 to $2,780 and for the three months then ended decreased from $1,809 to $1,316.  The decrease was due to lower interest rates on a lower amount of cash investments.  For the six months interest expense decreased from $3,761 to $943 and for the three months decreased from $1,625 to $370 due to lower interest rates on debt in addition to smaller balances owed.  Other income decreased for the six months from $177,605 to $60 and for the three months from $177,568 to $60 due to a research grant obtained in fiscal 2011 ($217,076 less consulting expenses of $43,428) which did not reoccur in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30 and May 31, 2011, the Company had cash and cash equivalents in the amount of $965,968 and $989,270 and working capital of $3,591,439 and $3,261,418, respectively.

     During the six months ended November 30, 2011 the Company’s operations generated cash of $76,290 compared to $77,563 in the same period of the prior year. Cash provided by operations in fiscal 2012 was due in large part to the Company’s increased net income. In addition, the Company utilized past prepaid expenses of $113,820 and inventory of $113,766. These decreases in assets along with other non-cash items such as depreciation and amortization of $86,671 were offset by the increase in accounts receivable of $418,116 and pay down of accounts payable and other accrued expenses of $187,027. The increased accounts receivable was primarily due to a large sale at the end of the quarter. Cash used in investing activities in fiscal 2012 was $74,321 compared to the same period in 2011 of $137,843.  There was $49,321 and $64,068 of cash used to purchase fixed assets in fiscal 2012 and 2011, respectively. Cash used in financing activities in fiscal 2012 was $23,648 as compared to $22,124 in fiscal 2011. This was a result of funds used to pay down the equipment loan.

     On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line (the "Line") of credit in the amount of $400,000. The interest rate for the Line is the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral.  In February 2010, this line was extended for one more year and in June 2011 it was extended until February 2012.

     The Company must maintain for not less than thirty consecutive days in every calendar year, a period in which all amounts due under the revolving credit agreements with the bank are at a zero balance. The Company did not owe anything on this Line as of November 30, 2011.

     On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank for a business loan ("Loan") for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. The Loan was used for the purpose of paying off a previous business loan which had been established with different commercial bank. The fixed asset serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000. The loan payable balance at November 30, 2011 and May 31, 2011 relating to this equipment loan is $11,742 and $35,390, respectively.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  None.

Item 1A. RISKS AND UNCERTAINTIES.

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in recent history that may affect the general economic climate and performance of Biomerica, Inc. or its customers.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  REMOVED AND RESERVED.

Item 5.  OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 14, 2011 to consider and vote on the matters listed below. The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on September 28, 2011. The final voting results from the meeting are set forth below.

Proposal 1: Election of Directors

Based on the following votes, the individuals named below were each elected to serve as our directors until our next Annual Meeting of Stockholders.

Name	Votes For	Votes Withheld
Zackary Irani	2,231,891	15,402
Janet Moore	2,232,076	15,217
Allen Barbieri	2,232,091	15,202
Dr. Francis Cano	2,232,091	15,202
Dr. Jane Emerson	2,218,091	29,202

Proposal 2: Ratification of selection of Independent Auditors

Based on the following votes, the selection of PKF as our independent registered public accounting firm for the 2012 fiscal year was ratified.

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,488,504	25,959	35,362	0

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.			Description

	31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

	31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

	32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

	32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore

	101		Interactive data files pursuant to Rule 405 Regulation S-T, as follows:
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOMERICA, INC.

Date:  January 17, 2012

                                        By: /S/ Zackary S. Irani

                                            -----------------------

                                            Zackary S. Irani

                                            Chief Executive Officer

          (Principal Executive Officer)

Date:  January 17, 2012

             By: /S/ Janet Moore

                                            -----------------------

                                            Janet Moore

                                            Chief Executive Officer

          (Principal Financial Officer)