Form 10-Q
period 2012-02-29
BIOMERICA INC
filed 2012-04-16
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8765

BIOMERICA, INC.

--------------------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

          Delaware

95-2645573

--------------------------------------------------------------------------------------------

(State or other jurisdiction of

    (I.R.S. Employer

incorporation or organization)

     Identification No.)

17571 Von Karman Avenue, Irvine, CA

92614

--------------------------------------------------------------------------------------------

(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111

--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,918,339 shares of common stock, par value $0.08, as of April 16, 2012.

BIOMERICA, INC.

INDEX

PART I

Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Operations and

         Comprehensive Income (unaudited) – Nine and Three Months Ended

         February 29, 2012 and February 28, 2011.........................

  1

         Condensed Consolidated Balance Sheets (unaudited)

         February 29, 2012 and (audited) May 31, 2011....................    2-3

         Condensed Consolidated Statements of Cash Flows (unaudited) -

         Nine Months Ended February 29, 2012 and February 28, 2011.......     4

         Notes to Condensed Consolidated Financial Statements (unaudited)    5-10

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations.......................................   10-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    12

Item 4.  Controls and Procedures.........................................    12

PART II  Other Information

Item 1.  Legal Proceedings...............................................    12

Item 1A. Risk Factors....................................................   12-13

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

                                                          Nine Months Ended         Three Months Ended

                         February 29,  February 28, February 29, February 28,

  2012           2011         2012          2011

                                                    ------------   -----------  ------------  -----------

Net sales ......................................     $4,538,944    $3,684,454   $ 1,514,673    $1,345,900

Cost of sales ..................................     (2,788,276)   (2,495,650)    (947,830)     (846,421)

                                                    ------------   -----------  ------------  -----------

     Gross profit ..............................

     1,750,668     1,188,804       566,843       499,479

                                                    ------------   -----------  ------------  -----------

Operating Expenses:

Selling, general and administrative .......

      1,038,930       990,654       337,580       329,456

Research and development ..................

     266,258       314,980        94,770        97,008

                                                    ------------   -----------  ------------  -----------

       Total Operating Expenses

      1,305,188     1,305,634       432,350       426,464

                                                    ------------   -----------  ------------  -----------

Income (loss) from operations ..................

      445,480      (116,830)      134,493        73,015

                                                    ------------   -----------  ------------  -----------

Other Income (Expense):

     Gain on insurance proceeds ................

        68,106            --        68,106           --

     Dividend and interest income...............

         7,370         5,685         4,591         1,733

     Interest expense ..........................

        (1,113)      (5,106)         (171)       (1,345)

     Other income, net .........................

           60       177,605           --            --

                                                    ------------   -----------  ------------  -----------

                                                         74,423       178,184        72,526           388

                                                    ------------   -----------  ------------  -----------

Income before income tax .......................

       519,903        61,354       207,019        73,403

                                                    ------------   -----------  ------------  -----------

Income tax expense .............................

      (25,574)           --        (25,574)          --

    ------------   -----------  -----------   -----------

Net income .....................................      $ 494,329     $  61,354    $  181,445     $  73,403

    ============   ===========  ============  ===========

Basic net income per common share                     $    0.07     $    0.01    $     0.03     $    0.01

                                                    ============   ===========  ============  ===========

Diluted net income per common share

      $    0.07     $    0.01    $     0.03     $    0.01

    ============   ===========  ============  ===========

Weighted average number of common and

  Common Equivalent Shares:

     Basic ....................................

  6,871,532     6,660,839     6,877,954     6,660,839

                                                    ============   ==========   ============  ===========

     Diluted ...................................

     7,046,458     6,694,375     7,125,560     6,691,475

    ============   ==========   ============  ===========

Net income .....................................      $ 494,329     $  61,354    $  181,445    $   73,403

Other comprehensive income (loss), net of tax:

   Foreign currency translation

               (1,528)       (1,013)           95          (308)

    ------------   -----------  ------------  -----------

Comprehensive income

                    $ 492,801    $   60,341    $ 1 81,540    $   73,095

                                                    ============   ===========  ============  ===========

The accompanying notes are an integral part of these statements.

                                      BIOMERICA, INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         February 29,        May 31,

                                                                            2012              2011

                                                                          (unaudited)       (audited)

                                                                         -----------      -----------

Assets

Current Assets

    Cash and cash equivalents ........................................     $  898,458      $  989,270

    Accounts receivable, less allowance for doubtful accounts of $69,310

      and $32,204 as of February 29, 2012 and May 31, 2011, respectively    1,343,417         747,075

    Inventories, net .................................................      1,862,002       1,785,525

    Prepaid expenses and other .......................................        183,047         237,563

    Deferred tax assets, current portion .............................        127,000         127,000

                                                                          -----------     -----------

          Total Current Assets .......................................      4,413,924       3,886,433

Property and Equipment, net of accumulated depreciation and

  amortization .......................................................        597,100         567,323

Deferred Tax Assets, net of current portion ..........................        111,000         111,000

Investments ..........................................................

      165,324         165,324

Intangible Assets, net ...............................................

       203,363         177,410

Other Assets .........................................................         53,548          47,888

                                                                         ------------     -----------

Total Assets .........................................................     $5,544,259      $4,955,378

                                                                         ============     ===========

The accompanying notes are an integral part of these statements.

                                                BIOMERICA, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEET - Continued

                                                                          February 29,        May 31,

                                                                            2012               2011

                                                                         (unaudited)         (audited)

                                                                         ------------      ------------

Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable and accrued expenses .........................     $    451,828      $    451,569

     Accrued compensation ..........................................          185,555           138,056

     Accrued income taxes

          25,256                --

     Loan for equipment purchase …..................................               --            35,390

                                                                         ------------      ------------

          Total Current Liabilities ................................          662,639           625,015

Commitments and Contingencies (Note 5)

Shareholders' Equity

     Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at February 29, 2012 and May 31, 2011...

           --               --

     Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,918,339 and 6,868,339 at February 29, 2012 and

       May 31, 2011, respectively ..................................          553,466           549,466

     Additional paid-in-capital ....................................       17,697,577        17,643,121

     Accumulated other comprehensive loss ..........................           (5,988)           (4,460)

     Accumulated deficit ...........................................      (13,363,435)      (13,857,764)

                                                                         ------------      ------------

Total Shareholders' Equity .........................................     $  4,881,620      $  4,330,363

                                                                         ------------      ------------

Total Liabilities and Shareholders' Equity .........................     $  5,544,259      $  4,955,378

                                                                         ============      ============

The accompanying notes are an integral part of these statements.

                                            BIOMERICA, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

             Nine Months Ended

        February 29,     February 28,

                                           2012                2011

                                                                   -------------      -------------

Cash flows from operating activities:

Net income  ..................................................       $   494,329        $   61,354

Adjustments to reconcile net income to net cash provided by

  operating activities:

     Depreciation and amortization ...........................           129,798           109,610

     Stock option expense ....................................

           29,956            18,982

     Change in provision for losses on accounts receivable ...

        37,106            (8,904)

     Inventory reserve........................................

           2,692            (5,361)

     Write-off of license-related intangible asset ...........

              --            13,982

       Changes in assets and liabilities:

       Accounts receivable ...................................

      (633,448)           33,580

       Inventories ...........................................           (79,169)          (39,409)

       Prepaid expenses and other assets .....................

           54,516            63,753

       Other assets ..........................................

           (5,660)           21,579

       Accounts payable and other accrued expenses ...........

             259          (125,990)

       Accrued compensation ..................................

          47,499           (77,288)

       Income tax payable ....................................

           25,256               --

                                                                   --------------     -------------

Net cash provided by operating activities ....................

          103,134            65,888

                                                                   --------------     -------------

Cash flows from investing activities:

     Increase in intangibles..................................           (50,000)          (98,774)

     Purchases of property and equipment .....................

         (135,528)          (83,695)

                                                                   --------------     -------------

Net cash used in investing activities ........................

         (185,528)         (182,469)

                                                                   --------------     -------------

Cash flows from financing activities:

     Proceeds from exercise of stock option...................

         28,500                --

     Payments on equipment loan ..............................

         (35,390)          (33,550)

                                                                   --------------     -------------

Net cash used in financing activities ........................

           (6,890)          (33,550)

Effect of exchange rate changes in cash.......................

           (1,528)           (1,013)

    --------------     -------------

Net decrease in cash and cash equivalents ....................

         (90,812)         (151,144)

Cash and cash equivalents at beginning of period .............

         989,270         1,055,206

                                                                   --------------     -------------

Cash and cash equivalents at end of period ...................

     $   898,458        $  904,062

                                                                   ==============     =============

Supplemental Disclosure of Cash-Flow Information:

  Cash paid during the period for:

     Interest ................................................

    $     1,018        $    4,917

            ==============     =============

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

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and ReadyScript, Inc. (as discontinued operations) as well as the Company’s German subsidiary and Mexican subsidiary which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation. During the first nine months of fiscal 2012 and during fiscal 2011 there were no transactions from discontinued operations.  Management has submitted paperwork to the State to dissolve the discontinued corporation.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  One such customer who placed a large order at the end of February 2012, had a balance that comprised 46.7% and 10% of the gross receivables at February 29, 2012 and May 31, 2011, respectively. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.  Management evaluates the reserve for bad debt on a quarterly basis and adjusts the reserve if necessary after its analysis of all factors relevant.

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

Inventories approximate the following:

                                                    February 29,           May 31,

                                                       2012                 2011

                                                  --------------       --------------

Raw materials                                     $     893,000        $     737,000

Work in progress                                        623,000              718,000

Finished products

               346,000              331,000

                                                  --------------       --------------

Total                                             $   1,862,000        $   1,786,000

                                                  ==============       ==============

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation or amortization is removed from the accounts, and gains or losses from retirements and dispositions are credited or charged to income. Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease.

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

        Amortization amounted to $8,571 and $6,724 for the quarters ended February 29, 2012 and February 28, 2011, respectively, and $24,047 and $10,980 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

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

In January 2012 the Board of Directors granted stock options for 402,500 options to employees and directors of the Company.  The options are at an exercise price of $0.43 per share and expire in five years.  Management assigned a value of $100,192 to these options.

For the nine months ended February 29, 2012 and February 28, 2011, the Company incurred $29,956 and $18,982 stock based compensation expense, respectively. For the three months ended February 29, 2012 and February 28, 2011, the Company incurred $18,924 and $7,266, respectively.

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 29, 2012:

                                                                                  Weighted

                                                                                   Average

                                      Number of Options and Warrants              Exercise

                                     Employee     Non-employee       Total          Price

                                  ----------    -------------      ----------    ----------

Outstanding

May 31, 2011

        1,000,250          --            1,000,250     $   0.57

Granted                              402,500          --              402,500         0.43

Exercised

       (50,000)         --              (50,000)        0.57

Cancelled or expired

                (47,000)         --              (47,000)        0.52

                                  ----------    -------------      ----------    ----------

Outstanding February 29, 2012

    1,305,750          --            1,305,750     $   0.53

                                  ==========    =============      ==========    ==========

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

Net Income Per Share

Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and nine months ended February 29, 2012 and February 28, 2011 was 460,250 and 598,249, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                   Nine Months               Three Months

                                                   Ended                      Ended

     February 29, February 28,   February 29, February 28,

                                                          2012       2011              2012      2011

__________  _________        _________  __________

Numerator:

  Income from continuing operations

                     $ 494,329   $ 61,354         $ 181,445  $  73,403

==========  =========        =========  ==========

Denominator for basic net income per common

  share

       6,871,532  6,660,839        6,877,954  6,660,839

Effect of dilutive securities:

  Options and warrants

                 174,926     33,536          247,606     30,636

                                                       __________  _________        _________  __________

Denominator for diluted net income

  per common share

               7,046,458  6,694,375        7,125,560  6,691,475

              ==========  =========        =========  ==========

Basic net income per common share

           $    0.07  $    0.01         $   0.03   $   0.01

                                                       ==========  =========        =========  ==========

Diluted net income per common share

                    $    0.07  $    0.01         $   0.03   $   0.01

                   ==========  =========        =========  ==========

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

In September 2011, the FASB issued an amendment to ASC 350, “Intangibles—Goodwill and Other”, which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under ASC 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

Other recent Accounting Standard Updates (“ASU”) issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at February 29, 2012 and May 31, 2011:

                                                    February 29,           May 31,

                                                       2012                 2011

                                                  --------------       --------------

Accounts payable                                   $    376,865         $    246,346

Accrued expenses

                           --              127,156

Deferred rent

                74,963               73,517

Other

                                               --                4,550

                                                  --------------       --------------

Total                                              $    451,828         $    451,569

                                                  ==============       ==============

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

                                                         Nine Months Ended         Three Months Ended

             2/29/12       2/28/11       2/29/12      2/28/11

 -----------   -----------    ----------   ----------

    Revenues from sales to unaffiliated customers:

    United States                                   $   855,000   $   867,000  $   328,000   $   317,000

    Asia                                              1,814,000       837,000      527,000       378,000

    Europe                                            1,835,000     1,886,000      652,000       622,000

    South America                                         2,000        26,000           --         6,000

    Middle East

                       17,000        39,000        7,000        14,000

    Other                                                16,000        29,000        1,000         9,000

                                                    ===========   ===========  ===========   ===========

    $ 4,539,000   $ 3,684,000  $ 1,515,000   $ 1,346,000

    ===========   ===========  ===========   ===========

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

On June 10, 2011, the Company renewed the line of credit (the “Line”) with its bank which has a borrowing limit in the amount of $400,000. The Line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus prime, and expired on February 24, 2012. The Company renewed this line of credit through February 24, 2013. The balance at May 31, 2011 and February 29, 2012 was zero.

      On February 13, 2009, the Company entered into a loan agreement with its bank for an equipment loan (“Loan”) for $133,000 at an interest rate of 6.50%. The related equipment serves as collateral for the Loan. The Loan is payable in thirty-six monthly payments of approximately $4,000. The loan payable balance at May 31, 2011 and February 29, 2012 relating to this equipment loan is $35,390 and $0, respectively.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term.

Note 6:  Other Income

     During the quarter ended February 29, 2012, the Company experienced water damage from a burst pipe.  Expenses of $33,522 were incurred as a result of this.  Property and equipment amounting to $68,106 were purchased to replace damaged, fully depreciated equipment and fixtures.  The Company’s insurance company reimbursed the Company $101,628, which covered approximately all its expenses plus cost of replacement.  The net gain of $68,106 is reflected under other income and expense as gain from insurance proceeds.

     On October 29, 2010, the Company was notified that it was awarded a total cash grant of approximately $357,000 under the Qualifying Therapeutic Discover Project program administered under section 48D of the Internal Revenue Code.  The Company has recognized the portion of the grant related to qualifying expenses that have previously been incurred and approved by the U.S. government, totaling $173,648 during the nine months ended February 28, 2011 as a component of other income and expenses.

Note 7:  Subsequent Events

     On March 22, 2012, the Company borrowed $53,000 on its line of credit for the purchase of new equipment.

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

Biomerica maintains its headquarters in Irvine, California where it houses administration, research and development, sales and marketing, customer services and some manufacturing operations. In July 2010 the Company eliminated its dedicated research department in order to follow its current strategy of licensing technology from other institutions. A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, under a Mexico maquiladora in order to reduce the cost of manufacturing and compete more effectively worldwide. The Company established a subsidiary in Mexicali for future use.

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $4,538,944 for the first nine months of fiscal 2012 as compared to $3,684,454 for the same period in the previous year. This represents an increase of $854,459 or 23.2%. For the quarter ended February 29, 2012, net sales were $1,514,673 as compared to $1,345,900 for the same period in the previous year. This represents an increase of $168,773, or 12.5%. The increase for the nine months was primarily due to the increase of sales in Asia and the increase for the quarter was a result of increases in sales to Asia, Europe and the United States. The increases for the quarter were due to larger sales to existing customers as well as new customers for certain ELISA kits.

 For the nine months ended February 29, 2012 as compared to February 28, 2011, cost of sales decreased as a percentage of sales from $2,495,650 or 67.7% of sales, to $2,788,276, or 61.4% of sales. For the three month period then ended, cost of sales decreased as a percentage of sales from $846,421, or 62.9% of sales, to $947,830, or 62.6% of sales. Cost of sales as a percentage of sales decreased primarily due to an increase in sales compared to relatively constant fixed expenses and the increase in sales of higher margin products.

         For the nine months ended February 29, 2012 compared to February 28, 2011, selling, general and administrative costs increased by $48,276, or 4.9%. For the three months then ended, these expenses increased by $8,124, or 2.5%.   For the nine months ended February 29, 2012, the bad debt reserve was increased by $37,106.

         For the nine months ended February 29, 2012 compared to February 28, 2011, research and development expenses decreased by $48,723, or 15.4% and for the comparable three months, decreased by $2,238, or 2.3%. The decrease for the nine and three months was primarily due to the completion of development of some of the newly licensed products as well as the reduction in dedicated research personnel in fiscal 2012 as compared to 2011.

     During the quarter ended February 29, 2012, the Company experienced water damage from a burst pipe.  Expenses of $33,522 were incurred as a result of this. Property and equipment amounting to $68,106 were purchased to replace damaged, fully depreciated equipment and fixtures.  The Company’s insurance company reimbursed the Company $101,628, which covered approximately all its expenses plus cost of replacement property and equipment. The net gain is reflected under other income and (expense) as gain from insurance proceeds.

         For the nine months ended February 29, 2012 compared to February 28, 2011, dividend and interest income increased from $5,685 to $7,370 and for the three months then ended, increased from $1,733 to $4,591.  The increase was due to a small dividend from the Company’s investment which was offset by lower interest rates on a lower amount of cash investments.  For the nine months interest expense decreased from $5,106 to $1,113 and for the three months decreased from $1,345 to $171 due to lower interest rates and our paydowns on our debt balances.  Other income decreased for the nine months from $177,605 to $60 due to a research grant obtained in fiscal 2011 ($217,076 less consulting expenses of $43,428) which did not reoccur in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 29, 2012 and May 31, 2011, the Company had cash and cash equivalents in the amount of $898,458 and $989,270 and working capital of $3,751,285 and $3,261,418, respectively.

     During the nine months ended February 29, 2012 the Company’s operations generated cash of $103,134 compared to $65,888 in the same period of the prior year. Cash provided by operations in fiscal 2012 was a result of net income of $494,329 and noncash items such as depreciation, amortization, and stock option expense. This was offset by an increased balance in inventory of $79,169 and increased accounts receivable of $633,448 as a result of the Company extending credit to its customers. Cash used in investing activities in fiscal 2012 was $185,528 compared to the same period in 2011 of $182,469.  There was $135,528 and $83,695 of cash used to purchase property and equipment in fiscal 2012 and 2011, respectively. Cash used in financing activities in fiscal 2012 was $6,890 as compared to $33,550 in fiscal 2011. In fiscal 2012 the outflow was less due to funds received in the amount of $28,500 for the exercise of stock options.

     On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line (the "Line") of credit in the amount of $400,000. The interest rate for the Line is the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral.  In February 2010, this line was extended for one more year and in June 2011 it was extended until February 2012. In February 2012 this line was renewed for one more year.

     The Company did not owe anything on this Line as of February 29, 2012.

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

Date:  April 16, 2012

                                        By: /S/ Zackary S. Irani

                                            -----------------------

                                            Zackary S. Irani

                                            Chief Executive Officer

          (Principal Executive Officer)

Date:  April 16, 2012

             By: /S/ Janet Moore

                                            -----------------------

                                            Janet Moore

                                            Chief Executive Officer

          (Principal Financial Officer)