Form 10-K
period 2012-05-31
BIOMERICA INC
filed 2012-08-29
CIK 73290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2012
 or

[ ]  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For The Transition Period From ______ To ______

Commission File Number: 0-8765

BIOMERICA, INC.

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation of organization)	95-2645573 (I.R.S. Employer Identification No.)

17571 Von Karman Avenue, Irvine, CA (Address of principal executive offices)	92614 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER:

(949) 645-2111

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

(Title of each class) COMMON STOCK, PAR VALUE $0.08	(Name of each exchange on which registered) OTC-BULLETIN BOARD

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

Yes [X]  No [  ]

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
Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter (based upon 5,290,147 shares held by non-affiliates and the closing price of $0.48 per share for Common Stock in the over-the-counter market as of November 30, 2011): $2,539,271.

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2012:  6,952,339

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2012. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

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

Our clinical laboratory diagnostic products include tests for bone and anemia conditions, gastrointestinal diseases, food intolerance, diabetes and others. These diagnostic test kits utilize enzyme immunoassay technology. Some of these products have not yet been submitted for clearance by the Food and Drug Administration (“FDA”) for diagnostic use, but can be sold in various foreign countries.

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

Biomerica maintains its headquarters in Irvine, California where it houses administration, product development, sales and marketing, customer services and some manufacturing operations.  A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.  Biomerica has established wholly owned subsidiaries in Mexico and Germany for future use.  During July 2010 the Company eliminated its dedicated research and development department in an effort to follow its current strategy of licensing more developed technology from other companies, universities and institutions. The Company expended considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others). The Company plans to continue to license technology from other institutions in order to increase its product line and bring new products to market at a faster pace. The Company utilizes technical personnel to conduct product improvement and technical transfer development activities, as well as explore potential new technologies that the Company may wish to develop.

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

Manufacturing operations are regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal Quality Control department that monitors and evaluates product quality and output. We also have an internal Quality Systems department which ensures that our operating procedures are in compliance with current FDA, CE Mark and International Organization for Standardization (“ISO”) regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for most critical raw materials and are working to procure alternate sources for the few that we do not have. Based on our experience, we do not believe that material availability in the foreseeable future will be a problem.

RESEARCH AND DEVELOPMENT

Biomerica was engaged in research and development to broaden its diagnostic product line in specific areas. However, in July 2010 the Company eliminated its internal research group (two scientists) in favor of licensing in new technology from outside institutions in order to more rapidly expand its product offerings and decrease its time to market. The Company has continued to incur development costs (which are classified under “Research and Development”) utilizing technical personnel in an effort to complete the development of its newly licensed products.  The Company also utilizes technical personnel to conduct other development activities, improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2012 and 2011 aggregated $347,128 and $420,571, respectively.

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

For the years ended May 31, 2012 and 2011 the Company had one customer which accounted for 37.2% and 22.2%, respectively, of consolidated sales.

BACKLOG

At May 31, 2012 and 2011 Biomerica had a backlog of approximately $742,000 and $256,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the years ended May 31, 2012 and 2011, two and zero vendors, respectively, accounted for more than 10% of the consolidated purchases of raw materials.

The inventory consists of various types of materials including antibodies, antigens, bottles, boxes, various chemicals and reagents utilized in the manufacture of our test kits as well as products in various stages of completion.

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

Class I - Fortel™ Ovulation test, EZ-LH™ Rapid Ovulation test, Fortel Microalbumin test, Campylobacter Elisa Kit, E. coli O157 Elisa Kit (Class I Exempt), Verotoxin Elisa Kit (Class I Exempt) and C. difficile Elisa Kit.

Class II - GAP™ IgG H. Pylori ELISA kit, GAP™ IgM H. Pylori ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Isletest™ GAD ELISA kit, IAA ELISA kit, GAP™ IgA H. Pylori ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant™ Food Intolerance Kits, Allerquant™ Food Additive Intolerance Kit, Intrinsic Factor Autoantibodies ELISA Kit, LKM-1 Autoantibodies IgG ELISA Kit, Calprotectin ELISA Kit, Cryptosporidium ELISA Kit, Giardia ELISA Kit, E. histolytica ELISA Kit, Anti-Gliadin IgG ELISA Kit, Anti-Gliadin IgA ELISA Kit, and Transglutaminase ELISA , Fortel™ Ultra Midstream (OTC and plastic stick), EZ-HCG™ Rapid Pregnancy test (professional and dipstick), EZ Detect™ Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware™ Breast Self-Examination Pad, drugs of abuse rapid tests, EZ-HP Professional, EZ-HP OTC,  Fortel™ Cat Allergy Test, Fortel™ Dog Allergy Test, Fortel™ Dust Mite Allergy Test, FSH, H. Pylori antigen, Listeria Salmonella and Shigella rapid tests;

Class III - Isletest™ ICA ELISA kit, TPMT ELISA Kit, and EZ-PSA (Professional and OTC).

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

At present, outside the EU the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of such countries. We believe that our international sales to date have been in compliance with the laws of all the foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

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

PTH (Intact) ELISA Kit

Troponin I ELISA

The following products are not FDA-cleared. These are sold internationally and can be sold in the U.S. "FOR RESEARCH ONLY":

Allerquant™ IgG Food Intolerance ELISA Kit (90-foods, 14-foods, custom kits)

Allerquant™ IgG Food Additives Kit

EZ-PSA™ Rapid Test

EZ-H. Pylori™ Rapid Test

Fortel™ Cat Allergy Test

Fortel™ Dog Allergy Test

Fortel™ Microalbumin Test

Fortel™ Ultra Midstream Pregnancy Test

Fortel™ Ovulation Test

H. pylori Antigen Test

Listeria Rapid Test

Shigella Rapid Test

Salmonella Rapid Test

GAP™ IgM H. Pylori ELISA Kit

GAP™ IgA H. Pylori ELISA Kit

Gliadin IgG ELISA Kit

Gliadin IgA ELISA Kit

Transglutaminase IgA ELISA Kit

Isletest™ GAD ELISA Kit

Isletest™ ICA ELISA Kit

Isletest™ IAA ELISA Kit

Intrinsic Factor Autoantibodies ELISA Kit

LKM-1 Autoantibodies IgG ELISA Kit

Camplylobacter ELISA Kit

Cryptosporidium ELISA Kit

E. coli O157 ELISA Kit

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

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2012		2011

Europe	$2,533,000	/41.7%	$2,483,000	/50.7%
United States	1,074,000	/17.7%	1,160,000	/23.7%
Asia	2,420,000	/39.8%	1,153,000	/23.5%
S. America	2,000	/ 0.03%	28,000	/ 0.6%
Middle East	22,000	/ 0.3%	45,000	/ 0.9%
Other foreign	30,000	/ 0.5%	30,000	/ 0.6%
Total Revenues	$6,081,000	/100%	$4,899,000	/100%

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect",, "EZ-H.P" and  EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. In addition, Biomerica holds the following patents: Immunotherapy Agents for Treatment of IgE Mediated Allergies and Allergen-thymic Hormone Conjugates for Treatment of IgE Mediated Allergies, U.S. Patent #5,275,814, issued January 4, 1994 and Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

On March 27, 2009 the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets.   Royalty expense for this license was approximately $5,500 and $6,000 for the years ended May 31, 2012 and 2011, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for six products, with a similar amount to be paid for one additional product if it is transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company incurred approximately $16,500 and $3,750 in licensing fees during fiscal 2012 and 2011, respectively.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2012 the Company has amortized $5,000 of this. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  Royalty in the amounts of $10,294 and $0 was recorded for the years ended May 31, 2012 and 2011.

On October 19, 2010, the Company signed an agreement with a University to acquire the rights to manufacture and market certain products using two patents owned by the University.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized approximately $12,300 of this licensing fee as of May 31, 2012.  Royalty expense for this license was approximately $8,000 and $4,000 for the years ended May 31, 2012 and 2011, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $30,000 and $57,000 is included in cost of sales for these agreements for the years ended May 31, 2012 and 2011, respectively. Beginning in fiscal 2011, the Company was only required to pay royalties for one of the products due to the fact that the Company no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.4% and 7.2% of total sales for the years ended May 31, 2012 and 2011, respectively. The Company may license other products or technology in the future as it deems necessary for conducting this line of business.

EMPLOYEES

As of May 31, 2012 and 2011, the Company employed 33 and 28, respectively, 1 of whom, is a part-time employee in the United States. The following is a breakdown between departments:

	2012	2011
Administrative	4	4
Marketing & Sales	3	3
Production and Operations	26	21
Total	33	28

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

Distribution - Biomerica has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product to keep the exclusive while non-exclusive distributors have no minimum purchase requirements. There can be no assurance of the volume of product sales that may be achieved by such distributors. The Company has several large distributors (one of whom accounts for approximately 37.2% and 22.2% of our total sales, respectively, in fiscal 2012 and 2011) which account for a significant portion of its business. The loss of one of these distributors could adversely affect the Company's financial results.

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

Raw Materials - The Company utilizes certain raw materials that are critical to its manufacturing processes and relies on a limited number of manufacturers of such materials.  Should any of these materials become unavailable or extremely cost prohibitive the sales of the Company could be adversely effected.

Ability to Obtain Financing - Although the Company has been able to obtain financing in the past, there is no guarantee that the Company will be able to obtain financing that may be needed in the future.

Limited Trading - The Company is traded on the Over-the-Counter stock market.  Trading on this exchange is limited and liquidation of the Company’s stock may be difficult as there is a limited market for the Company’s stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases its office facilities. At May 31, 2012, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 since 2009. The lease for its headquarters expires on August 31, 2016. The Company also leases approximately 7,000 square feet of floor space in Mexico on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Bid Prices

	High	Low
Quarter ended:
May 31, 2012	$0.89	$0.60
February 28, 2012	$0.76	$0.43
November 30, 2011	$0.48	$0.42
August 31, 2011	$0.47	$0.38
May 31, 2011	$0.48	$0.41
February 29, 2011	$0.49	$0.34
November 30, 2010	$0.45	$0.39
August 31, 2010	$0.47	$0.38

As of May 31, 2012, the number of holders of record of Biomerica's common stock was approximately 861, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

We did not issue any equity securities that were not registered under the Securities Act during our fiscal year ended May 31, 2012.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2012.

The table below provides information relating to our equity compensation plans as of May 31, 2012:

Securities Remaining
Available for Future Issuance
Securities	Number of Securities to Be	Compensation Plans	Under Compensation Plans
Plan	Issued Upon Exercise of	Weighted-Average Exercise	(Excluding those Reflected in
Category	Outstanding Options	Price of Outstanding Options	First Column)

Equity compensation
Plans approved by	1,004,500	$0.46	148,500
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

Overview

Biomerica, Inc. and Subsidiaries develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood, urine or fecal material from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

RESULTS OF OPERATIONS

Our consolidated net sales were $6,081,131 for fiscal 2012 compared to $4,899,375 for fiscal 2011. This represents an increase of $1,181,756, or 24.1%.  The increase was primarily due to increased sales in Asia.

Cost of sales in fiscal 2012 as compared to fiscal 2011 increased from $3,373,786 to $3,783,955 or by $410,169. The percentage of cost of sales relative to sales decreased from 68.9% to 62.2%, or by 6.7%, due to various factors including our benefit of having higher sales while having certain fixed expenses which limited the increase in cost of sales.  At May 31, 2011, the Company had accrued in other liabilities approximately $59,100 of expenses related to free product (which was shipped in the first quarter of fiscal 2012) due a large distributor for sales incentives, which contributed to a 1.2% increase in cost of goods as a percentage of sales in fiscal 2011.

Selling, general and administrative costs increased in fiscal 2012 as compared to fiscal 2011 from $1,237,279 to $1,445,049, or by $207,770 (16.8%).   The increase was primarily a result of higher stock based compensation  expense, bonus expense, licensing amortization in fiscal 2012 and a credit in fiscal 2011 of approximately $80,000 for the reduction of accrued vacation due to the former CEO’s estate.

Research and development expense was $347,128 in fiscal 2012 as compared to $420,571 in fiscal 2011. This is a decrease of $73,443 (17.5%).  The Company had larger expenses in fiscal 2011 related to the discontinuance of the dedicated research department and associated severance costs incurred. No such costs were incurred in fiscal 2012.

Interest expense decreased from $5,830 to $1,585 in fiscal 2012 as compared to fiscal 2011, or $4,245 (72.8%). The change in interest expense resulted from decreased balances pertaining to the equipment loan. Interest and dividend income increased from $7,367 to $8,347 due to higher cash balances.

Other income decreased from $290,170 to $101,688, a decrease of $188,482.  Most of the decrease in other income in fiscal 2012 as compared to 2011 was a result of receiving a grant under the Qualifying Therapeutic Discovery Project in fiscal 2011 versus insurance proceeds received in fiscal 2012, as discussed under Liquidity and Capital Resources below.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, the Company had cash and cash equivalents in the amount of $1,077,342, as compared to $989,270 of cash and cash equivalents as of May 31, 2011.  As of May 31, 2012 and 2011, the Company had working capital of $3,894,342 and $3,261,418 respectively.

Operating Activities

During 2012, cash provided by operations was $147,412 as compared to $328,803 in fiscal 2011. The decrease in fiscal 2012 was primarily due to an increase in accounts receivable of $534,428 during fiscal year ended May 31, 2012 as compared to a decrease in accounts receivable of $261,769 in fiscal 2011 along with changes in certain non-cash items.

Investing Activities

During fiscal 2012, cash used in investing activities was $113,170 as compared to $431,683 in fiscal 2011. Cash of $164,798 and $141,084 was utilized for the purchase of property and equipment in fiscal 2012 and 2011, respectively.  In addition, in fiscal 2011 the Company invested $165,324 in a distributor of its products as compared to zero in fiscal 2012. In addition, in fiscal 2012, the Company  received approximately $102,000 as insurance proceeds from water damages sustained (see below). In fiscal 2012 the Company invested $50,000 to license new products as compared to $125,275 in fiscal 2011.

Financing Activities

Cash provided by financing activities in fiscal 2012 was $55,400 as compared to cash provided by financing activities of $37,891 in fiscal 2011. The increase was primarily due to borrowings on the line of credit and pay downs on an equipment loan.

Other

During the quarter ended February 29, 2012, the Company experienced water damage from a burst pipe.  Expenses of $33,522 were incurred as a result of this.  Property and equipment amounting to $68,106 were purchased to replace damaged, fully depreciated equipment and fixtures.  The Company’s insurance company reimbursed the Company $101,628, which covered approximately all of its expenses plus cost of replacement property and equipment.  The net gain is reflected under other income and (expense) as gain from insurance proceeds.

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line of credit (the "Line") in the amount of $400,000. The interest rate for the line of credit was the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral. The Company has renewed this line each year. The Line expires February 24, 2013. The Company owed $43,000 on this Line as of May 31, 2012.

OFF BALANCE SHEETS ITEMS

There were no off-balance sheet arrangements as of May 31, 2012.

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

In general, the critical accounting policies that may require judgments or estimates relate specifically to Revenues, Allowance for Doubtful Accounts, Inventory Reserves, Stock Based Compensation, and Income Taxes.

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

We measure share-based compensation costs at fair value, including estimated forfeitures, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of our stock options. In determining the amount of expense to be recorded, we also estimate forfeiture rates for all awards based on historical experience to reflect the probability that employees will complete the required service period. Employee retention patterns could vary in the future and result in a change to our estimated forfeiture rate which would directly impact share-based compensation expense.

Historically we were in a loss position for tax purposes, and established a valuation allowance against deferred tax assets, as we did not believe it was likely that we would generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Because the Company has not achieved net income consistently over the previous five fiscal years, predicting future taxable income is difficult, and requires the use of significant judgment. Due to the fact that many factors can influence profitability, management determined at May 31, 2012, that $392,000 of its deferred tax asset should be reserved for. Management has determined that the tax asset of $238,000 as of May 31, 2012 is an appropriate estimate of the Company’s utilization of its deferred tax assets. Management will re-evaluate this determination periodically.

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

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished or no access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; recalls of products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2012.

PART IV

ITEM 15. EXHIBITS LIST AND FINANCIAL SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Reference is made to the Index to the financial statements as set forth on page FS-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules have been omitted as the pertinent information is either not required, not applicable, or otherwise included in the financial statements and notes thereto.

3.Exhibits

See below.

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

10.3

1999 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 29, 2000 and on May 30, 2007).

10.31	2010 Stock Incentive Plan of Registrant (incorporated by reference to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 9, 2012.)

10.39	Small Business Banking Agreement (Business Line of Credit Number 0366422012) with Union Bank (incorporated by reference to the Company's February 28, 2009 Form 10Q filed April 14, 2009).

10.4	Small Business Banking Agreement (Business Loan Number 0366422020) with Union Bank (incorporated by reference to the Company's February 28, 2009 Form 10Q filed April 14, 2009).23.1

23.1	Consent of Independent Registered Public Accounting Firm (PKF).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMERICA, INC.
Registrant

By /s/ Zackary S. Irani
Zackary S. Irani,
Chief Executive Officer

Dated: 8/29/12

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/12
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/12
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/12
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/29/12
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/12
Jane Emerson,
M.D.,Ph.D. Director

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biomerica, Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries as of May 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the years ended May 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. and Subsidiaries as of May 31, 2012 and 2011, and the results of its consolidated operations and cash flows for the years ended May 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

August 29, 2012	/s/ PKF
San Diego, California	Certified Public Accountants
A Professional Corporation

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2012	May 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,077,342	$989,270
Accounts receivable, less allowance for doubtful accounts
of $113,191 and $32,204, respectively	1,200,516	747,075
Inventories, net	1,821,072	1,785,525
Deferred tax assets, current portion	177,000	127,000
Prepaid expenses and other	210,700	237,563

Total current assets	4,486,630	3,886,433

PROPERTY AND EQUIPMENT
Equipment	1,185,098	1,065,145
Furniture, fixtures and leasehold improvements	244,410	214,353
Total property and equipment	1,429,508	1,279,498
Accumulated depreciation	(844,684)	(712,175)
Net property and equipment	584,824	567,323

DEFERRED TAX ASSETS, net of current portion	61,000	111,000
INTANGIBLE ASSETS, net	194,583	177,410
INVESTMENTS	165,324	165,324
OTHER ASSETS	78,561	47,888
TOTAL ASSETS	$5,570,922	$4,955,378

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,447	$451,569
Accrued compensation	186,841	138,056
Line of credit	43,000	--
Loan for equipment purchase	--	35,390
Total current liabilities	592,288	625,015

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2012 and 2011	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 6,952,339 and 6,868,339 shares issued and outstanding, respectively	556,186	549,466
Additional paid-in capital	17,737,807	17,643,121
Accumulated other comprehensive loss	(6,030)	(4,460)
Accumulated deficit	(13,309,329)	(13,857,764)
Total shareholders' equity	4,978,634	4,330,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,570,922	$4,955,378

See accompanying notes to consolidated financial statements.

 BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED MAY 31	2012	2011

Net sales	$6,081,131	$4,899,375
Cost of sales	(3,783,955)	(3,373,786)

GROSS PROFIT	2,297,176	1,525,589

OPERATING EXPENSES
Selling, general and administrative	1,445,049	1,237,279
Research and development	347,128	420,571

Total operating expenses	1,792,177	1,657,850

INCOME (LOSS) FROM OPERATIONS	504,999	(132,261)

OTHER INCOME (EXPENSE)
Interest expense	(1,585)	(5,830)
Interest and dividend income	8,347	7,367
Other income	101,688	290,170
Total other income	108,450	291,707

INCOME BEFORE INCOME TAXES	613,449	159,446

INCOME TAX EXPENSE	(65,014)	(1,999)

NET INCOME	$548,435	$157,447

BASIC NET INCOME PER COMMON SHARE	$0.08	$0.02

DILUTED NET INCOME PER COMMON SHARE	$0.08	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES
Basic	6,887,929	6,668,229

Diluted	7,107,759	6,704,307

NET INCOME	$548,435	$157,447

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(1,570)	(947)

COMPREHENSIVE INCOME	$546,865	$156,500

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Other
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balances, May 31, 2010	6,660,839	$532,866	$17,548,754	$(3,513)	$(14,015,211)	$4,062,896

Exercise of stock options	207,500	16,600	66,400	--	--	83,000

Foreign currency translation	--	--	--	(947)	--	(947)

Compensation expense in connection with options granted	--	--	27,967	--	--	27,967

Net income	--	--	--	--	157,447	157,447
Balances, May 31, 2011	6,868,339	549,466	17,643,121	(4,460)	(13,857,764)	4,330,363

Exercise of stock options and warrants	84,000	6,720	41,070	--	--	47,790

Foreign currency translation	--	--	--	(1,570)	--	(1,570)

Compensation expense in connection with options granted	--	--	53,616	--	--	53,616

Net income	--	--	--	--	548,435	548,435
Balances, May 31, 2012	6,952,339	$556,186	$17,737,807	$(6,030)	$(13,309,329)	$4,978,634

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$548,435	$157,447
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	180,124	147,810
Change in provision for losses on accounts receivable	80,987	8,998
Inventory reserve	(7,841)	1,227
(Gain) loss on disposal of property and equipment	(101,628)	5,942
Stock option expense	53,616	27,967
Write off of license-related intangible asset	--	13,982
Increase in deferred rent liability	1,338	8,238
Gain on settlement of vacation accrual	--	(80,605)
Changes in assets and liabilities:
Accounts receivable	(534,428)	261,769
Inventories	(27,706)	3,815
Prepaid expenses and other	26,863	(49,860)
Other assets	(30,673)	31,886
Accounts payable and other accrued expenses	(90,460)	(121,757)
Accrued compensation	48,785	(88,056)

Net cash provided by operating activities	147,412	328,803

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in distributor	--	(165,324)
Purchases of property and equipment	(164,798)	(141,084)
Purchases of intangible assets	(50,000)	(125,275)
Proceeds from insurance claim	101,628	--

Net cash used in investing activities	(113,170)	(431,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	43,000	--
Proceeds from exercise of stock options and warrants	47,790	83,000
Payments on loan for equipment purchase	(35,390)	(45,109)

Net cash provided by financing activities	55,400	37,891

Effect of exchange rate changes on cash	(1,570)	(947)

Net increase (decrease) in cash and cash equivalents	88,072	(65,936)

CASH AND CASH EQUIVALENTS, beginning of year	989,270	1,055,206

CASH AND CASH EQUIVALENTS, end of year	$1,077,342	$989,270

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during year for:
Interest	$1,585	$5,641

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2012 AND 2011

1.    ORGANIZATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacture and marketing medical diagnostic kits. As of May 31, 2012 and 2011 the Company had one operational unit.

The Company develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company’s medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine or fecal samples from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2012 and 2011 include the accounts of Biomerica, Inc. ("Biomerica") as well as the Company’s German subsidiary and Mexican subsidiary which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation. During fiscal 2012 and 2011, there were no transactions in ReadyScript, a discontinued operation, and management formally dissolved the corporation during fiscal 2012.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, short-term investments, accounts receivable, commercial bank line of credit, commercial bank equipment loan and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  The Company had one customer which accounted for 37.2% and 22.2% of its sales for the years ended May 31, 2012 and 2011, respectively. The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2012 and 2011, one customer accounted for 45.6% and 38.5% of gross accounts receivable, respectively.

For the year ended May 31, 2012, two companies accounted for 30.8% of the purchases of raw materials. There were no such concentrations for the year ended May 31, 2011.

GEOGRAPHIC CONCENTRATION

As of May 31, 2012 and 2011, approximately $538,000 and $468,000 of Biomerica's gross inventory and approximately $4,000 and $7,500, of Biomerica's property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers on a regular basis.  International accounts are required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Credit levels are approved by designated upper level management.  Domestic customers are extended initial $500 credit limits until they establish a history with the Company or submit credit information.  All increases in credit limits are also approved by designated upper level management.  Management evaluates receivables on a quarterly basis and adjusts the reserve for bad debt accordingly.  Balances over ninety days old are usually reserved for.   Any charge-offs are approved by upper level management prior to charging off.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.   Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

INVENTORIES

The Company values inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or market. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities.

Inventories approximate the following at May 31:

	2012	2011
Raw materials	$896,000	$737,000
Work in progress	554,000	718,000
Finished products	371,000	331,000
Total	$1,821,000	$1,786,000

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $147,297 and $130,046 for the years ended May 31, 2012 and 2011, respectively.

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at May 31, 2012.

INTANGIBLE ASSETS

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $32,827 and $17,764 for the years ended May 31, 2012 and 2011, respectively. Intangible assets with indefinite lives such as perpetual licenses are not amortized but rather tested for impairment at least annually.

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

STOCK-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of ASC 718 “Share-based Compensation” (ASC 718), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate.

Expected volatilities are based on weighted averages of the historical volatility of the Company’s stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2012	2011
Dividend yield	0%	0%
Expected volatility	77.76-84.97%	85.97-86.42%
Risk free interest rate	0.63-0.76%	1.87-2.27%
Expected life	3.25-3.75 years	3.75 years

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2012 and 2011, the allowance for returns is $0.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $347,128 and $420,571 of research and development expenses during the years ended May 31, 2012 and 2011, respectively.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $8,000 and $9,000 for the years ended May 31, 2012 and 2011, respectively.

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

DEFERRED RENT

Incentive payments received from landlords are recorded as deferred lease incentives and are amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

NET INCOME PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the years ended May 31, 2012 and 2011 was 195,000 and 649,250, respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2012	2011

Numerator for basic and diluted net income per common share	$548,435	$157,447

Denominator for basic net income per common share	6,887,929	6,668,229
Effect of dilutive securities:
Options and warrants	219,830	36,078

Denominator for diluted net income per common share	7,107,759	6,704,307

Basic net income per common share	$0.08	$0.02

Diluted net income per common share	$0.08	$0.02

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income.  This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  This guidance is effective as of the beginning of the fiscal year that begins after December 15, 2011.  Early adoption is permitted, but full retrospective application is required under both sets of accounting standards.  The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued an amendment to ASC 350, “Intangibles - Goodwill and Other”, which simplifies how entities test goodwill for impairment.  Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis.  First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill.  Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount.  If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under ASC 350.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

Other recent Accounting Standards Updates (ASU) issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, Net

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2012	2011

Patents and licenses	$245,174	$195,174
Less accumulated amortization	(50,591)	(17,764)
	$194,583	$177,410

Expected amortization of intangible assets for the years ending May 31:

2013	$23,966
2014	23,958
2015	23,958
2016	23,958
2017	23,958
Thereafter	74,785

Total	$194,583

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2012	2011
Accounts payable	$187,618	$246,346
Accrued expenses	40,036	127,156
Deferred rent	74,855	73,517
Income taxes payable	59,938	--
Other	--	4,550
	$362,447	$451,569

5.    RELATED PARTY TRANSACTIONS

Included in accrued compensation as of May 31, 2012 and 2011 is a vacation accrual of $84,626 and $122,039, respectively. Included in the 2012 and 2011 vacation accrual is approximately $0 and $40,000, respectively, due to the former chief executive officer's estate. As of May 31, 2011, the Company and the estate had settled on a reduction of the balance due by approximately $80,000. The remaining balance due, as a result of this settlement, was paid in June 2011.

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

Activity as to stock options and warrants outstanding are as follows:

	NUMBER OF STOCK OPTIONS AND WARRANTS	WEIGHTED AVERAGE PRICE RANGE PER SHARE	EXERCISE PRICE
Options and warrants outstanding at May 31, 2010	1,319,999	$0.30 - $1.30	$0.77
Options granted	348,000	$0.38 - $0.40	$0.39
Options and warrants exercised	(207,500)	$0.40	$0.40
Options and warrants canceled or expired	(460,249)	$0.40 - $0.73	$0.48
Options and warrants outstanding at May 31, 2011	1,000,250	$0.30 - $1.30	$0.57
Options granted	412,500	$0.43 - $0.73	$0.44
Options and warrants exercised	(84,000)	$0.38 - $0.73	$0.59
Options and warrants canceled or expired	(324,250)	$0.38 - $1.30	$0.71
Options and warrants outstanding at May 31, 2012	1,004,500	$0.30 - $0.75	$0.46

The weighted average fair value of options and warrants granted during 2012 and 2011, was $0.44 and $0.39, respectively. The aggregate intrinsic value of options exercised during 2012 and 2011 was approximately $8,800 and $10,200, respectively. The aggregate intrinsic value of options outstanding at May 31, 2012 and 2011, was approximately $232,000 and $23,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2012 and 2011, was approximately $79,000 and $3,000, respectively.

At May 31, 2012, total compensation cost related to non-vested stock option awards not yet recognized totaled $43,569. The weighted-average period over which this amount is expected to be recognized is 3.08 years. The weighted average remaining contractual term of options and warrants that were exercisable at May 31, 2012 was 3.82 years.

The following summarizes information about all of the Company's stock options and warrants outstanding at May 31, 2012. These options are comprised of those granted under the 1999 and 2010 plans.

RANGE OF EXERCISE PRICES	WEIGHTED NUMBER OUTSTANDING 5/31/2012	AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2012	WEIGHTED AVERAGE EXERCISE PRICE
$0.30 - $0.50	809,500	3.84	$0.42	214,750	$0.41
$0.51 - $0.75	195,000	3.75	$0.66	185,000	$0.66

STOCK ACTIVITY

In February 2011 the Board of Directors granted stock options for 173,000 options to employees of the Company. The options vests one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.38 and expire in five years.

In May 2011 the Board of Directors granted stock options for 175,000 options to officers and directors of the Company.  The options vested one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.40 and expire in five years

In January 2012 the Board of Directors granted stock options for 402,500 options to officers, directors and employees of the Company.  Options for directors who are not also officers vested one quarter immediately and then will vest one quarter per year thereafter.  The options for employees and officers vest one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.43 and expire in five years.

In April 2012 the Board of Directors granted stock options for 10,000 shares to an employee.  The option vested one quarter immediately and then will vest one quarter per year thereafter.  The option is at the exercise price of $0.73 and expires in five years.

During the fiscal year ended May 31, 2011, options and warrants to purchase 207,500 shares of common stock were exercised at the price of $0.40 per share. Total proceeds to the Company were $83,000.

During the fiscal year ended May 31, 2012, options to purchase 84,000 shares of common stock were exercised at the prices ranging from $0.38 to $0.73.  Total proceeds to the Company were $47,790.

7.    INCOME TAXES

Income tax expense from continuing operations for the years ended May 31, 2012 and 2011 consists of the following current provisions:

	2012	2011
Current:
U.S. Federal	$--	$--
State and local	63,414	1,999
	63,414	1,999
Deferred:
U.S. Federal	--	--
State and local	1,600	--
	1,600	--
	$65,014	$1,999

Income tax benefit from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following:

Years ended May 31,	2012	2011
Computed "expected" tax expense (benefit)	$215,000	$56,000
Increase (reduction) in income taxes resulting from:
True up of carry forwards and other items	30,000	(53,001)
Change in valuation allowance	--	11,000
State income taxes, net of federal benefit	36,000	9,000
Utilization of NOL carry forward	(219,000)	--
Research and development tax credits	(4,000)	(31,000)
Permanent tax differences and other	7,014	10,000
	$65,014	$1,999

The tax effect of significant temporary differences are presented below:

Years ended May 31,	2012	2011
Deferred tax assets:
Accounts receivable, principally due to allowance for
doubtful accounts and sales returns	$46,000	$13,000
Inventory valuation	30,000	34,000
Compensated absences and deferred payroll	70,000	50,000
Net operating loss carryforwards	327,000	583,000
Tax credit carryforwards	83,000	99,000
Deferred rent expense	31,000	30,000
Other	77,000	70,000
Total deferred tax assets	664,000	879,000
Less valuation allowance	(280,000)	(511,000)
	384,000	368,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	(146,000)	(130,000)

Net deferred tax asset	$238,000	$238,000

Deferred tax assets, current portion	$177,000	$127,000
Deferred tax assets, long-term portion	61,000	111,000
	$238,000	$238,000

The Company has provided a valuation allowance of $280,000 and $511,000 as of May 31, 2012 and 2011, respectively.  Because the Company has not achieved taxable net income consistently over the previous four fiscal years, predicting future taxable income is difficult and influenced by many factors. After analyzing the Company’s tax position, management has provided an allowance for the uncertainty of its future income.  The net change in the valuation allowance for the years ended May 31, 2012 and 2011 was a decrease of $231,000 and an increase of $11,000, respectively.

At May 31, 2012 and 2011, the Company has federal income tax net operating loss carryforwards of approximately $848,000 and $1,595,000 respectively. Of the reported net operating loss carryforwards, approximately $211,000 are related to windfall tax benefits from the exercise of the Company’s stock options by certain employees. Pursuant to ASC 718, the federal benefit of approximately $74,000 associated with this portion of the net operating loss will be credited to additional paid-in capital when the tax benefits are actually realized. The federal net operating loss carryforwards begin to expire in 2021. At May 31, 2012 and 2011, the Company has California state income tax net operating loss carryforwards of approximately $527,000 and $439,000, respectively.  The state net operating loss carryforwards begin to expire in 2025.

At May 31, 2012 and 2011, the Company has federal research and development tax credit carryforward of approximately $83,000 and $76,000, respectively.  The federal credits begin to expire in 2027.  The Company also had similar credit carry forwards for state purposes of $16,000 and $0, respectively, as $21,000 were utilized in 2012.

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

For the fiscal year ended May 31, 2012 and 2011, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2008.

8.    BUSINESS SEGMENTS

Geographic information regarding net sales is approximately as follows:

	2012	2011
Net sales:
Europe	$2,533,000	$2,483,000
United States	1,074,000	1,160,000
Asia	2,420,000	1,153,000
South America	2,000	28,000
Middle East	22,000	45,000
Other foreign	30,000	30,000
Total net sales	$6,081,000	$4,899,000

9.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month increasing to $22,080 through August 31, 2016, with a security deposit of $22,080.  The following is a schedule of rent payments due under the terms of the lease:

Years Ending May 31,
2013	$240,684
2014	247,902
2015	255,363
2016	263,031
2017	66,240
Total	$1,073,220

According to the terms of the lease, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total gross rent expense in the U.S. for fiscal 2012 was $235,984 and for fiscal 2011 was $231,903.  Net rent expense for fiscal 2012 and 2011 was $202,984 and $228,903, respectively.  The Company received $33,000 and $3,000 in fiscal 2012 and 2011, respectively, in income from a temporary sublease, which offset total rent expense. Rent expense for the Mexico facility for fiscal 2012 and 2011 was $36,302 and $35,584, respectively.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2012.

CONTRACTS

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets. Royalty payments of 10% of sales are due on these products for a period of five years.  Royalty expense for this license was approximately $5,500 and $6,000 for the years ended May 31, 2012 and 2011, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for six products, with a similar amount to be paid for each of two additional products as they are transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company had incurred approximately $16,500 and $3,750 in royalty expense during fiscal 2012 and 2011, respectively.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2012 the Company had amortized $5,000 of the license. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  Royalty in the amounts of $10,294 and $0, respectively, was recorded for the years ended May 31, 2012 or 2011.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized approximately $12,300 of this licensing fee as of May 31, 2012.   Royalty expense for this license was approximately $8,000 and $4,000 for the years ended May 31, 2012 and 2011, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $30,000 and $57,000 is included in cost of sales for these agreements for the years ended May 31, 2012 and 2011, respectively. Beginning in fiscal 2011 the Company is only required to pay royalties for one of the products due to the fact that the company that was paid the royalties no longer provides materials to make that product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.4% and 7.2% of total sales for the years ended May 31, 2012 and 2011, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

10.    DEBT

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line of credit (the "Line") in the amount of $400,000. The interest rate for the line of credit was the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments are the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral. The Company has renewed this line each year. The Line expires February 24, 2013. The Company owed $43,000 on this Line as of May 31, 2012.

On February 13, 2009, the Company entered into a Small Business Bank Agreement with Union Bank for an equipment loan (“Loan”) for $133,000 and an interest rate of 6.50%. Loan proceeds were disbursed in one single funding on March 5, 2009. Certain related equipment serves as collateral for the loan.  The Company had a loan balance of $35,390 as of May 31, 2011. The loan was paid in full during fiscal 2012.

11.   OTHER INCOME

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $357,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code. The grant (net of expenses related to consulting services for the grant application process of approximately $71,000) was included in other income for the year ended May 31, 2011 was $285,969. The Company did not receive any grants in fiscal 2012.

During the year ended May 31, 2012, the Company experienced water damage from a burst pipe.  Expenses of $33,522 were incurred as a result of this.  Property and equipment amounting to $68,106 were purchased to replace damaged, fully depreciated equipment and fixtures.  The Company’s insurance company reimbursed the Company $101,628, which covered approximately all of its expenses plus cost of replacement property and equipment, resulting in a gain of approximately $102,000.