Form 10-Q
period 2012-08-31
BIOMERICA INC
filed 2012-10-12
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8765

BIOMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2645573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17571 Von Karman Avenue, Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:

 (949) 645-2111

(Former name, former address and former fiscal year, if changed since last report.)

(TITLE OF EACH CLASS)	(NAME OF EACH EXCHANGE ON WHICH REGISTERED)
Common Stock, par value $.08	OTC-BULLETIN BOARD

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

 Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,952,339 shares of common stock, par value $0.08, as of October 12, 2012.

	BIOMERICA, INC.
	INDEX

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and
	Comprehensive Income (unaudited) – Three Months Ended
	August 31, 2012 and 2011	1

	Condensed Consolidated Balance Sheets (unaudited)
	August 31, 2012 and (audited) May 31, 2012	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three Months Ended August 31, 2012 and 2011	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	August 31,
	2012	2011
Net sales	$1,701,949	$1,407,665
Cost of sales	(969,688)	(891,244)
Gross profit	732,261	516,421
Operating Expenses:
Selling, general and administrative	332,130	313,584
Research and development	87,980	85,936
Total operating expenses	420,110	399,520
Income from operations	312,151	116,901
Other Income (Expense):
Dividend and interest income	1,116	1,464
Interest expense	(308)	(573)
Total other income	808	891
Income before income tax	312,959	117,792
Provision for income taxes	(21,319)	-
Net income	$291,640	$117,792
Basic net income per common share	$0.04	$0.02
Diluted net income per common share	$0.04	$0.02
Weighted average number of common and Common Equivalent Shares:
Basic	6,952,339	6,868,339
Diluted	7,303,134	6,903,353
Net income	$291,640	$117,792
Other comprehensive loss, net of tax:
Foreign currency translation	(81)	(440)
Comprehensive income	$291,559	$117,352

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2012	2012
	(unaudited)	(audited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,299,480	$1,077,342
Accounts receivable, less allowance for doubtful accounts of $115,921 and $113,191 as of August 31, 2012 and May 31, 2012, respectively	1,373,453	1,200,516
Inventories, net	1,820,749	1,821,072
Prepaid expenses and other	214,460	210,700
Deferred tax assets, current portion	177,000	177,000
Total current assets	4,885,142	4,486,630
Property and Equipment, net of accumulated depreciation and amortization	604,623	584,824
Deferred Tax Assets, net of current portion	61,000	61,000
Investments	165,324	165,324
Intangible Assets, net	185,803	194,583
Other Assets	78,561	78,561
Total Assets	$5,980,453	$5,570,922

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable and accrued expenses	$451,372	$362,447
Accrued compensation	258,888	186,841
Line of credit	-	43,000
Total Current Liabilities	710,260	592,288
Commitments and Contingencies (Note 5)	-	-
SHAREHOLDERS' EQUITY
Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at August 31, 2012 and May 31, 2012	-	-
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,952,339 at August 31 and May 31, 2012, respectively	556,186	556,186
Additional paid-in capital	17,737,807	17,737,807
Accumulated other comprehensive loss	(6,111)	(6,030)
Accumulated deficit	(13,017,689)	(13,309,329)
Total Shareholders' Equity	5,270,193	4,978,634
Total Liabilities and Shareholders' Equity	$5,980,453	$5,570,922

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	August 31,
	2012	2011
Cash flows from operating activities:
Net income	$291,640	$117,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,167	43,048
Change in provision for losses on accounts receivable	2,730	21,521
Inventory reserve	24,780	3,006
Increase (decrease) in deferred rent liability	(108)	1,662
Changes in assets and liabilities:
Accounts receivable	(175,667)	(139,818)
Inventories	(24,457)	47,460
Prepaid expenses and other assets	(3,760)	104,744
Accounts payable and other accrued expenses	89,033	(65,211)
Accrued compensation	72,047	(26,180)
Net cash provided by operating activities	330,405	108,024
Cash flows from investing activities:
Increase in intangibles	-	(25,000)
Purchases of property and equipment	(65,186)	(39,473)
Net cash used in investing activities	(65,186)	(64,473)
Cash flows from financing activities:
Payments on line of credit or equipment loan	(43,000)	(11,726)
Net cash provided by financing activities	(43,000)	(11,726)
Effect of exchange rate changes in cash	(81)	(440)
Net increase in cash and cash equivalents	222,138	31,385
Cash and cash equivalents at beginning of period	1,077,342	989,270
Cash and cash equivalents at end of period	$1,299,480	$1,020,655
Supplemental Disclosure of Cash-Flow Information:
Cash paid during year for:
Interest	$308	$522
Income taxes	$61,540	$1,680

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2012 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2012. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  One such customer who placed a large order at the end of August 2012, had a balance that comprised 60.2% of the gross receivables balance. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

The balances of inventories are at the following:

	August 31,	May 31,
	2012	2012

Raw materials	$823,921	$896,488
Work in progress	733,143	553,236
Finished products	263,685	371,348
Total	$1,820,749	$1,821,072

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $45,387 and $35,935 for the three months ended August 31, 2012 and 2011, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $8,780 and $7,113 for the three months ended August 31, 2012 and 2011, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2012:

				Weighted
				Average
	Number of Options and Warrants			Exercise
	Employee	Non-employee	Total	Price

Outstanding May 31, 2012	1,004,500	--	1,004,500	$0.46
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	(8,000)	--	(8,000)	0.41
Outstanding August 31, 2012	996,500	--	996,500	$0.46

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

Foreign Currency Translation

The subsidiary located in Germany is accounted for primarily using local functional currency. Accordingly, assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss.

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

Net Income Per Share

Basic earnings per share are computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended August 31, 2012 and 2011 was 85,000 and 642,250 respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
	August 31,
	2012	2011
Numerator: Income from continuing operations	$291,640	$117,792

Denominator for basic net income per common share	6,952,339	6,868,339
Effect of dilutive securities:
Options and warrants	350,795	35,014
Denominator for diluted net income per common share	7,303,134	6,903,353
Basic net income per common share	$0.04	$0.02
Diluted net income per common share	$0.04	$0.02

Note 3: Accounts Payable and Accrued Expenses

           The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31,	May 31,
	2012	2012
Accounts payable	$338,423	$187,618
Accrued expenses	18,485	40,036
Deferred rent	74,747	74,855
Income taxes payable	19,717	59,938
Total	$451,372	$362,447

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Three Months Ended
	August 31,
	2012	2011
Revenues from sales to unaffiliated customers:
United States	$279,509	$186,449
Asia	901,666	631,752
Europe	508,167	580,918
South America	236	1,357
Middle East	11,385	4,170
Other	986	3,019
	$1,701,949	$1,407,665

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

On June 10, 2011, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2013. The balance at August 31, 2012 and May 31, 2012 was $0 and $43,000, respectively.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $20,204.

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,701,949 for the first three months ended August 31, 2012 as compared to $1,407,665 for the same period in the previous year. This represents an increase of $294,284 or 20.9%. The increase was primarily due to the increase of sales in Asia.

For the three months ended August 31, 2012 as compared to August 31, 2011, cost of sales decreased as a percentage of sales from $891,244 or 63.3% for the three month period ended August 31, 2011, to $969,688, or 56.9% of sales for the three month period ended August 31, 2012.  Cost of sales decreased as a percentage of sales primarily due to an increase in sales and a decrease per unit costs resulting from an increase in production of goods with fixed expenses.

For the three months ended August 31, 2012 compared to 2011, selling, general and administrative costs increased by $18,546, or 5.9%, due to higher cost of trade show attendance and product promotion.

For the three months ended August 31, 2012 and 2011, research and development expenses increased by $2,044, or 2.4%. The increase was primarily due to materials purchased to be used in development and refining of existing products.

For the three months ended August 31, 2012 as compared to August 31, 2011, dividend and interest income and interest expense remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

 As of August 31, 2012 and May 31, 2012, the Company had cash and cash equivalents in the amount of $1,299,480 and $1,077,342 and working capital of $4,174,882 and $3,894,342, respectively.

During the three months ended August 31, 2012 the Company’s operations generated cash of $222,138 compared to $31,385 in the same period of the prior fiscal year. Cash provided by operations in fiscal 2013 was a result of net income of $291,640 and an increased accounts payable and accrued expenses balances of $89,033. This was offset by an increased balance in accounts receivable of $175,667. Cash used in investing activities in the three months ended August 31, 2012 was $65,186 compared to the three months ended August 31, 2011 of $64,473.  Cash used in financing activities in the three months ended August 31, 2012 was $43,000 as compared to $11,726 in the three months ended August 31, 2011.

On June 10, 2011, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2013. The balance at August 31, 2012 and May 31, 2012 was $0 and $43,000, respectively.

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

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs or difficulty in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributions could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; high balances carried on accounts receivables from concentrated customers; and the costs of recalls, should such occasion arise.  All these factors make it difficult to predict operating results for any particular period.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.  None.

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore

* Filed herewith

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: October 12, 2012
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)
Date: October 12, 2012
	By:	/S/ Janet Moore
Janet Moore
Chief Executive Officer
(Principal Financial Officer)