Form 10-Q
period 2012-11-30
BIOMERICA INC
filed 2013-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8765

BIOMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2645573
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 6,972,339 shares of common stock, par value $0.08, as of January 14, 2013.

	BIOMERICA, INC.
	INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and
	Comprehensive Income (unaudited) – Three and Six Months Ended
	November 30, 2012 and 2011	1

	Condensed Consolidated Balance Sheets (unaudited)
	November 30, 2012 and (audited) May 31, 2012	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Six Months Ended November 30, 2012 and 2011	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures	17

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Net sales	$3,585,719	$3,024,271	$1,883,771	$1,616,606
Cost of sales	(2,084,259)	(1,840,446)	(1,114,560)	(949,202)
Gross profit	1,501,460	1,183,825	769,211	667,404
Operating Expenses:
Selling, general and administrative	738,094	701,351	405,968	387,767
Research and development	203,722	171,487	115,741	85,551
Total operating expenses	941,816	872,838	521,709	473,318
Income from operations	559,644	310,987	247,502	194,086
Other Income (Expense):
Dividend and interest income	2,243	2,780	1,127	1,316
Interest expense	(308)	(943)	-	(370)
Other Income	-	60	-	60
Total other income	1,935	1,897	1,127	1,006
Income before income tax	561,579	312,884	248,629	195,092
Provision for income taxes	(33,029)	-	(11,710)	-
Net income	$528,550	$312,884	$236,919	$195,092
Basic net income per common share	$0.08	$0.05	$0.03	$0.03
Diluted net income per common share	$0.07	$0.05	$0.03	$0.03
Weighted average number of common and common equivalent shares:
Basic	6,959,224	6,868,339	6,966,185	6,868,339
Diluted	7,282,202	6,908,380	7,385,139	6,920,296
Net income	$528,550	$312,884	$236,919	$195,092
Other comprehensive loss, net of tax:
Foreign currency translation	(554)	(1,623)	(473)	(1,183)
Comprehensive income	$527,996	$311,261	$236,446	$193,909

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2012	2012
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$1,194,369	$1,077,342
Accounts receivable, less allowance for doubtful accounts of $117,401 and $113,191 as of November 30, 2012 and May 31, 2012, respectively	1,509,664	1,200,516
Inventories, net	1,800,104	1,821,072
Prepaid expenses and other	161,287	210,700
Deferred tax assets, current portion	177,000	177,000
Total current assets	4,842,424	4,486,630
Property and Equipment, net of accumulated depreciation and amortization of $937,947 and $712,176 as of November 30, 2012 and May 31, 2012, respectively	733,977	584,824
Deferred Tax Assets, net of current portion	61,000	61,000
Investments	165,324	165,324
Intangible Assets, net	177,024	194,583
Other Assets	78,561	78,561
Total Assets	$6,058,310	$5,570,922
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$333,222	$362,447
Accrued compensation	212,459	186,841
Line of credit	-	43,000
Total Current Liabilities	545,681	592,288
Commitments and Contingencies (Note 5)
Shareholders' Equity:
Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at November 30, 2012 and May 31, 2012	-	-
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 6,972,339 and 6,952,339 at November 30 and May 31, 2012, respectively	557,786	556,186
Additional paid-in capital	17,742,206	17,737,807
Accumulated other comprehensive loss	(6,584)	(6,030)
Accumulated deficit	(12,780,779)	(13,309,329)
Total Shareholders' Equity	5,512,629	4,978,634
Total Liabilities and Shareholders' Equity	$6,058,310	$5,570,922

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net income	$528,550	$312,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,822	86,671
Stock option expense	-	11,032
Change in provision for losses on accounts receivable	4,210	32,979
Inventory reserve	2,047	2,495
Increase (decrease) in deferred rent liability	(1,764)	1,554
Changes in assets and liabilities:
Accounts receivable	(313,358)	(418,116)
Inventories	18,921	113,766
Prepaid expenses and other assets	49,413	113,820
Accounts payable and other accrued expenses	(27,461)	(187,027)
Accrued compensation	25,618	6,232
Net cash provided by operating activities	396,998	76,290
Cash flows from investing activities:
Increase in intangibles	-	(25,000)
Purchases of property and equipment	(242,416)	(49,321)
Net cash used in investing activities	(242,416)	(74,321)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,999	-
Payments on line of credit or equipment loan	(43,000)	(23,648)
Net cash used in financing activities	(37,001)	(23,648)
Effect of exchange rate changes in cash	(554)	(1,623)
Net increase (decrease) in cash and cash equivalents	117,027	(23,302)
Cash and cash equivalents at beginning of period	1,077,342	989,270
Cash and cash equivalents at end of period	$1,194,369	$965,968
Supplemental Disclosure of Cash-Flow Information:
Cash paid during year for:
Interest	$307	$899
Income taxes	$108,160	$-

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2012 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2012 for the fiscal year ended May 31, 2012. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large accounts receivables balances relative to the total gross accounts receivables.  One such foreign customer placed a large order at the end of November 2012, had a balance that comprised 62.9% of the gross receivables balance. This same foreign customer accounted for 54.3% and 53.5% of the Company’s net sales for the three and six months ended November 30, 2012. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

The balances of inventories are the following at:

	November 30,	May 31,
	2012	2012
Raw materials	$913,267	$896,488
Work in progress	571,488	553,236
Finished products	315,349	371,348
Total	$1,800,104	$1,821,072

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $65,435 and $43,622 for the three months ended November 30, 2012 and 2011, and $93,263 and $71,195 for the six months ended November 30, 2012 and 2011, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $8,779 and $8,363 for the three months ended November 30, 2012 and 2011, respectively, and $17,559 and $15,476 for the six months ended November 30, 2012 and 2011, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of November 30, 2012:

	Number of Options and Warrants			Weighted Average
	Employee	Non-employee	Total	Exercise Price
Outstanding May 31,2012	1,004,500	--	1,004,500	$0.46
Granted	30,000	--	30,000	0.67
Exercised	(20,000)	--	(20,000)	0.30
Cancelled or expired	(11,000)	--	(11,000)	0.41
Outstanding November 30, 2012	1,003,500	--	1,003,500	$0.47

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. The Company’s annual effective tax rate is approximately 38%, however, due the federal net operating loss carry forwards, the effective tax rate for the three and six months ended November 30, 2012 was 6%.

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

Net Income Per Share

Basic earnings per share are computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and six months ended November 30, 2011 was 510,250 and 621,250, respectively. There were no anti-dilutive warrants or options excluded from the earnings per share calculation for the three and six months ended November 30, 2012.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$528,550	$312,884	$236,919	$195,092
Denominator for basic net income per common share	6,959,224	6,868,339	6,966,185	6,868,339
Effect of dilutive securities:
Options and warrants	322,978	40,041	418,954	51,957
Denominator for diluted net income per common share	7,282,202	6,908,380	7,385,139	6,920,296
Basic net income per common share	$0.08	$0.05	$0.03	$0.03
Diluted net income per common share	$0.07	$0.05	$0.03	$0.03

Note 3: Accounts Payable and Accrued Expenses

           The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30,	May 31,
	2012	2012
Accounts payable	$225,984	$187,618
Accrued expenses	34,147	40,036
Deferred rent	73,091	74,855
Income taxes payable	--	59,938
Total	$333,222	$362,447

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Revenues from sales to unaffiliated customers:
United States	$437,000	$527,000	$157,000	$340,000
Asia	1,944,000	1,287,000	1,042,000	657,000
Europe	1,183,000	1,184,000	675,000	602,000
South America	2,000	1,000	2,000	--
Middle East	18,000	10,000	7,000	6,000
Other	2,000	15,000	1,000	12,000
	$3,586,000	$3,024,000	$1,884,000	$1,617,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

     On June 10, 2011, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2013. The balance at November 30, 2012 and May 31, 2012 was $0 and $43,000, respectively.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $20,204 per month.

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,883,771 for the three months ended November 30, 2012 as compared to $1,616,606 for the same period in the previous year. This represents an increase of $267,165 or 16.5%. For the six month period ended November 30, 2012 as compared to 2011, net sales were $3,585,719 as compared to $3,024,271.  This represents an increase of $561,448, or 18.6%.  The increase for both periods was primarily due to the increase of sales in Asia.

             For the three months ended November 30, 2012 as compared to November 30, 2011, cost of sales increased as a percentage of sales from 58.7% of sales or $949,202, to 59.2% of sales or $1,114,560. This increase in cost of sales as a percentage was the result of certain inventory items being purchased rather than manufactured, which resulted in higher costs being allocated to the cost of sales. For the six months ended November 30, 2012 as compared to 2011, cost of sales decreased as a percentage of sales from 60.9% of sales or $1,840,446, to 58.1% of sales or $2,084,259. This decrease in cost of sales as a percentage was a result of increased sales and decreases in per unit costs resulting from an increase in production of goods with fixed expenses associated with those products.

         For the three months ended November 30, 2012 compared to 2011, selling, general and administrative costs increased by $18,201, or 4.7%. The increase was mainly due to a non-recurring expense for restructuring of the Mexican facility, which was offset by reductions in bad debt and stock compensation expenses. For the six month period ended November 30, 2012 as compared to 2011, these expenses increased by $36,743, or 5.2%. The overall increase in selling, general and administrative costs was due to higher cost of trade show attendance and product promotion and Mexico facility restructuring in the second quarter of 2012 reduced by the cost reductions in the second quarter noted above.

         For the three months ended November 30, 2012 compared to 2011, research and development expenses increased by $30,190, or 35.3%. For the six month period ended November 30, 2012 as compared to 2011, these expenses increased by $32,235, or 18.9%.  The increases were primarily due to materials purchased to be used in development and refining of certain products and the addition of personnel in the research and development department.

         For the three months ended November 30, 2012 as compared to November 30, 2011, dividend and interest income and interest expense remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

            As of November 30, 2012 and May 31, 2012, the Company had cash and cash equivalents in the amount of $1,194,369 and $1,077,342 and working capital of $4,296,743 and $3,894,342, respectively.

            During the six months ended November 30, 2012 the Company’s operations generated cash of $396,998 compared to $76,290 in the same period of the prior fiscal year. Cash provided by operations in fiscal 2013 was a result of net income of $528,550, utilization of prior prepaid balances in the amount of $49,413, usage of $18,921 of inventory, and delayed payout of compensation of $25,618. This was offset by an increased balance in accounts receivable of $313,358 and pay downs of accounts payable in the amount of $27,461. In addition to this there were non-cash charges of approximately $115,000 of which most was depreciation expense. Cash used in investing activities in the three months ended November 30, 2012 was $242,416 compared to the six months ended November 30, 2011 of $74,321.  The increase was due to $242,416 in equipment that was purchased, primarily to automate certain production functions. Cash used in financing activities in the six months ended November 30, 2012 was $37,001 as compared to $23,648 in the six months ended November 30, 2011. The Company paid off its line of credit, which it had borrowed for short-term working capital, in the amount of $43,000 and received proceeds of $5,999 for the exercise of stock options.

On June 10, 2011, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2013. The balance at November 30, 2012 and May 31, 2012 was $0 and $43,000, respectively.

OFF BALANCE SHEET ARRANGEMENTS - None.

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

Item 1A. RISKS FACTORS.

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

               Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs or difficulty in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributors, which have been increasing, could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; high balances carried on accounts receivables from concentrated customers; and the costs of recalls, should such occasion arise.  All these factors make it difficult to predict operating results for any particular period.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 11, 2012, to consider and vote on the matters listed below.  The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on September 28, 2012.  The final voting results from the meeting are set forth below.

Proposal 1:  Election of Directors

     Based on the following votes, the individuals named below were each elected to serve as our directors until our next Annual Meeting of Stockholders.

Name	Votes For	Votes Withheld

Zackary Irani	2,758,810	52,467
Janet Moore	2,762,703	48,574
Allen Barbieri	2,762,703	48,574
Dr. Francis Cano	2,759,703	51,574
Dr. Jane Emerson	2,762,703	48,574

Proposal 2: Ratification of Selection of Independent Auditors

     Based on the following votes, the selection of PKF as our independent registered public accounting firm for the 2013 fiscal year was ratified.

Votes For	Votes Against	Abstentions	Broker Non-Votes

5,458,271	58,841	143,389	0

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore

101		Interactive data files pursuant to Rule 405 Regulation S-T, as follows:

101		INS-XBRL Instance Document
101		SCH-XBRL Taxonomy Extension Schema Document
101		CAL-XBRL Taxonomy Extension Calculation Linkbase Document
101		DEF–XBRL Taxonomy Extension Definition Linkbase Document
101		LAB-XBRL Taxonomy Extension Label Linkbase Document
101		PRE-XBRL Taxonomy Extension Presentation Linkbase Document

*		Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: January 14, 2013
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)
Date: January 14, 2013
	By:	/S/ Janet Moore
Janet Moore
Chief Executive Officer
(Principal Financial Officer)