Form 10-Q
period 2013-02-28
BIOMERICA INC
filed 2013-04-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

--------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

(TITLE OF EACH CLASS)                                                        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
------------------------------                                                                                            -------------------------------------------
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

           Large Accelerated Filer [_]           Accelerated Filer [_]

           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,274,714 shares of common stock, par value $0.08, as of April 15, 2013.

BIOMERICA, INC.
INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and
	Comprehensive Income (unaudited) – Three and Nine Months Ended
	February 28, 2013 and 2012	1

	Condensed Consolidated Balance Sheets (unaudited)
	February 28, 2013 and (audited) May 31, 2012	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine Months Ended February 28, 2013 and 2012	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II	Other Information

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	11

Item 3.	Defaults upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	12

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net sales	$5,002,418	$4,538,944	$1,416,698	$1,514,673
Cost of sales	(3,055,575)	(2,788,276)	(971,316)	(947,830)
Gross profit	1,946,843	1,750,668	445,382	566,843
Operating Expenses:
Selling, general and administrative	1,096,627	1,038,930	358,533	337,580
Research and development	353,904	266,258	150,182	94,770
Total operating expenses	1,450,531	1,305,188	508,715	432,350
Income (loss) from operations	496,312	445,480	(63,333)	134,493
Other Income (Expense):
Gain on insurance	--	68,106	--	68,106
Dividend and interest income	9,316	7,370	7,073	4,591
Interest expense	(302)	(1,113)	6	(171)
Other income	--	60	--	--
Total other income	9,014	74,423	7,079	72,526
Income (loss) before income tax	505,326	519,903	(56,254)	207,019
(Provision) benefit for income taxes	(12,389)	(25,574)	20,640	(25,574)
Net income (loss)	$492,937	$494,329	$(35,614)	$181,445
Basic net income (loss) per common share	$0.07	$0.07	$(0.01)	$0.03
Diluted net income (loss) per common share	$0.07	$0.07	$(0.01)	$0.03
Weighted average number of common and common equivalent shares:
Basic	6,972,671	6,871,532	7,000,011	6,877,954
Diluted	7,410,917	7,046,458	7,000,011	7,125,560
Net income (loss)	$492,937	$494,329	$(35,614)	$181,445
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,709)	(1,528)	(2,155)	95
Comprehensive income (loss)	$490,228	$492,801	$(37,769)	$181,540

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28,		May 31,
2013		2012
(unaudited)		(audited)
Assets
Current Assets:
Cash and cash equivalents	$2,318,677	$1,077,342
Accounts receivable, less allowance for doubtful accounts of $112,058 and
$113,191 as of February 28, 2013 and May 31, 2012, respectively	513,310	1,200,516
Inventories, net	1,705,238	1,821,072
Prepaid expenses and other	224,248	210,700
Deferred tax assets, current portion	177,000	177,000
Total current assets	4,938,473	4,486,630
Property and Equipment, net of accumulated depreciation and amortization of $987,167 and $844,684 as of February 28, 2013 and May 31, 2012, respectively	691,750	584,824
Deferred Tax Assets, net of current portion	61,000	61,000
Investments	165,324	165,324
Intangible Assets, net	172,656	194,583
Other Assets	81,328	78,561
Total Assets	$6,110,531	$5,570,922
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$366,389	$362,447
Accrued compensation	217,711	186,841
Line of credit	--	43,000
Total current liabilities	584,100	592,288
Commitments and Contingencies (Note 5)
Shareholders' Equity:
Preferred stock, no par value authorized 5,000,000 shares, none issued and none
outstanding at February 28, 2013 and May 31, 2012	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and
outstanding 7,050,214 and 6,952,339 at February 28, 2013 and May 31, 2012, respectively	564,016	556,186
Additional paid-in-capital	17,787,546	17,737,807
Accumulated other comprehensive loss	(8,739)	(6,030)
Accumulated deficit	(12,816,392)	(13,309,329)
Total Shareholders' Equity	5,526,431	4,978,634
Total Liabilities and Shareholders' Equity	$6,110,531	$5,570,922

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net income	$492,937	$494,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,411	129,798
Stock option expense	17,155	29,956
Change in provision for losses on accounts receivable	(4,133)	37,106
Inventory reserve	3,891	2,692
Decrease in deferred rent liability	(3,420)	(1,554)
Changes in assets and liabilities:
Accounts receivable	691,339	(633,448)
Inventories	111,943	(79,169)
Prepaid expenses and other assets	(13,548)	54,516
Accounts payable and other accrued expenses	7,362	27,069
Other assets	(2,767)	(5,660)
Accrued compensation	30,870	47,499
Net cash provided by operating activities	1,496,040	103,134
Cash flows from investing activities:
Increase in intangibles	--	(50,000)
Purchases of property and equipment	(249,410)	(135,528)
Net cash used in investing activities	(249,410)	(185,528)
Cash flows from financing activities:
Proceeds from exercise of stock options	40,414	28,500
Payments on line of credit or equipment loan	(43,000)	(35,390)
Net cash used in financing activities	(2,586)	(6,890)
Effect of exchange rate changes in cash	(2,709)	(1,528)
Net increase (decrease) in cash and cash equivalents	1,241,335	(90,812)
Cash and cash equivalents at beginning of period	1,077,342	989,270
Cash and cash equivalents at end of period	$2,318,677	$898,458
Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$302	$899
Income taxes	$108,160	$--

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large accounts receivables balances relative to the total gross accounts receivables.  At February 28, 2013, two customers accounted for 32.0% of the Company’s outstanding gross receivable balance and two foreign customers accounted for 10.3% and 48.6% of the Company’s net sales for the three and nine months, respectively, ended February 28, 2013. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

The balances of inventories are the following at:

	February 28,	May 31,
	2013	2012
Raw materials	$857,770	$896,488
Work in progress	568,431	553,236
Finished products	279,037	371,348
Total	$1,705,238	$1,821,072

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $49,220 and $34,556 for the three months ended February 28, 2013 and February 29, 2012, and $142,484 and $105,751 for the nine months ended February 28, 2013 and February 29, 2012, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $4,368 and $8,571 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $21,927 and $24,047 for the nine months ended February 28, 2013 and February 29, 2012, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 28, 2013:

				Weighted
				Average
	Number of Options and Warrants			Exercise
	Employee	Non-employee	Total	Price
Outstanding May 31, 2012	1,004,500	--	1,004,500	$0.46
Granted	30,000	--	30,000	0.67
Exercised	(97,875)	--	(97,875)	0.41
Cancelled or expired	(26,000)	--	(26,000)	0.42
Outstanding February 28, 2013	910,625	--	910,625	$0.48

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. The Company’s annual effective tax rate is approximately 38%, however, due to its federal net operating loss carry forwards, the effective tax rate for the three and nine months ended February 28, 2013 was adjusted for utilization of these carry forwards. During the current quarter, the Company recorded a refund due from the state of California which resulted in an adjustment to the provision for income taxes.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and nine months ended February 29, 2012 was 460,250. The total amount of anti-dilutive warrants or options not included in the earnings (loss) per share calculation for the three months ended February 28, 2013 was 910,625. There were no anti-dilutive warrants or options excluded from the earnings per share calculation for the nine months ended February 28, 2013.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Nine Months		Three Months
	Ended		Ended
	February 28	February 29,	February 28	February 29,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$492,937	$494,329	$(35,614)	$181,445
Denominator for basic net income (loss)
Per common share	6,972,671	6,871,532	7,000,011	6,877,954
Effect of dilutive securities:
Options and warrants	438,246	174,926	--	247,606
Denominator for diluted net income
(loss) per common share	7,410,917	7,046,458	7,000,011	7,125,560
Basic net income (loss) per common share	$0.07	$0.07	$(0.01)	$0.03
Diluted net income (loss) per common share	$0.07	$0.07	$(0.01)	$0.03

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at:

	February 28,	May 31,
	2013	2012
Accounts payable	$194,543	$187,618
Accrued expenses	100,411	40,036
Deferred rent	71,435	74,855
Income taxes payable	--	59,938
Total	$366,389	$362,447

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Nine Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Revenues from sales to unaffiliated customers:
United States	$654,000	$855,000	$217,000	$328,000
Asia	2,503,000	1,814,000	559,000	527,000
Europe	1,810,000	1,835,000	627,000	652,000
South America	5,000	2,000	3,000	--
Middle East	28,000	17,000	10,000	7,000
Other	2,000	16,000	1,000	1,000
	$5,002,000	$4,539,000	$1,417,000	$1,515,000

      No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

     In February 2013, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The line was secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate. The balance at February 28, 2013 and May 31, 2012 was $0 and $43,000, respectively.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $20,204 per month.

Note 6: Subsequent Events

On March 28, 2013, the Company terminated the agreement it had with its distributor for products in China and entered into an agreement with a new distributor for China.  Please refer to the Form 8-K filed April 8, 2013, with the Securities and Exchange Commission.

On April 8, 2013, the Company entered into a Stock Purchase Agreement wherein the Company agreed to issue and sell to a private investor 400,000 shares of restricted common stock at the purchase price of $1.25 per share. On April 8, 2013, the initial deposit of $250,000 was received by the Company and therefore 200,000 shares will be issued. Upon receipt of the remaining $250,000 and issuance of the remaining 200,000 shares, the investor will be entitled to nominate one qualified individual to serve on the Company’s Board of Directors.

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,416,698 for the three months ended February 28, 2013 as compared to $1,514,673 for the same period in the previous year. This represents a decrease of $97,975 or 6.5%. The decrease for the three month period was due to decreased sales in the United States and Europe during the quarter. For the nine month periods ended February 28, 2013  as compared to February 29, 2012, net sales were $5,002,418 as compared to $4,538,944, an increase of $463,474, or 10.2%.  The increase for the nine month period was primarily due to the increase of sales in Asia partially offset with lower sales in the United States and Europe. On April 2, 2013, the Company terminated its distribution agreement with its distributor in China and entered into a new distribution agreement with another distributor in China.

 For the three months ended February 28, 2013 as compared to February 29, 2012, cost of sales increased as a percentage of sales from 62.6% of sales or $947,830, to 68.6% of sales, or $971,316. This increase in cost of sales was the result of various factors, which included higher operating expenses and higher material costs for goods sold. These higher costs were due to the change in product sales mix from higher margin products to lower margin products during the third quarter. The increase in costs of sales as a percentage, was a result of lower sales coupled with higher costs. For the nine months ended February 28, 2013 as compared to February 29, 2012, cost of sales increased as a percentage of sales from 61.4% of sales or $2,788,276, to 61.1% of sales or $3,055,575. The increase in cost of sales as a percentage was primarily a result of changes in the product mix of items sold which occurred in this quarter when combined with the results of the first two quarters.

For the three months ended February 28, 2013 compared to February 29, 2012, selling, general and administrative costs increased by $20,953, or 6.2%. The increase was mainly due to the attendance at a trade show in Dubai in fiscal 2013 which was not attended in 2012. For the nine month periods ended February 28, 2013 as compared to February 29, 2012, general and administrative costs increased by $57,697, or 5.6%. The increase in selling, general and administrative costs was due to higher cost of trade show attendance, product promotion and Mexico facility restructuring in the second quarter.

For the three months ended February 28, 2013 compared to February 29, 2012, research and development expenses increased by $55,412, or 58.5%. For the nine month period ended February 28, 2013 as compared to February 29, 2012, these expenses increased by $87,646, or 32.9%.  The increases were primarily due to materials purchased to be used in development and refining of certain products and  the addition of personnel in the research and development department.

For the three and nine months ended February 28, 2013 as compared to February 29, 2012, dividend and interest income and interest expense remained relatively constant. During the quarter ended February 29, 2012, the Company experienced water damage from a burst pipe. The Company was reimbursed by its insurance carrier for the damages. The net gain is reflected under other income and (expense) as gain from insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013 and May 31, 2012, the Company had cash and cash equivalents in the amount of $2,318,677 and $1,077,342 and working capital of $4,354,373 and $3,894,342, respectively.

During the nine months ended February 28, 2013 the Company’s operations generated cash of $1,496,040 compared to $103,134 in the same period of the prior fiscal year. Cash provided by operations in fiscal 2013 was a result of net income of $492,937, usage of $111,943 of inventory, collection of trade accounts receivable in the amount of $691,339 and delayed payout of compensation of $30,870. In addition to this, there were non-cash charges of approximately $177,904 which consisted primarily of depreciation expense. Cash used in investing activities in the nine months ended February 28, 2013 was $249,410 compared to the nine months ended February 29, 2012 of $185,528.  The increase was due to $249,410 in equipment that was purchased, primarily to automate certain production functions. Cash used in financing activities in the nine months ended February 28, 2013 was $2,586 as compared to cash used of $6,890 in the nine months ended February 29, 2012. The Company paid off its line of credit, which it had borrowed for short-term working capital, in the amount of $43,000 and received proceeds of $40,414 for the exercise of stock options.

In February 2013, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate. At February 28, 2013, the Company had not drawn any funds on the Line.

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

101.INS-XBRL Instance Document
101.SCH-XBRL Taxonomy Extension Schema Document

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF–XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: April 15, 2013
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)
Date: April 15, 2013
	By:	/S/ Janet Moore
Janet Moore
Chief Executive Officer
(Principal Financial Officer)