Form 10-K
period 2013-05-31
BIOMERICA INC
filed 2013-08-29
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2013

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

Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Non-Accelerated Filer   [  ]

Accelerated Filer [  ]

Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter (based upon 5,377,147 shares held by non-affiliates and the closing price of $0.84 per share for Common Stock in the over-the-counter market as of November 30, 2012): $4,516,803.

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2013:  7,276,714

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2013. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

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

We primarily focus on products for diabetes, gastrointestinal, food intolerances and esoteric tests. These diagnostic test kits utilize enzyme immunoassay technology. Some of these products have not yet been submitted for clearance by the Food and Drug Administration (“FDA”) or each country’s equivalent for diagnostic use, but can still be sold in various foreign countries without this approval.

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

Biomerica maintains its headquarters in Irvine, California where it houses administration, product development, sales and marketing, customer services and some manufacturing operations.  A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.  Biomerica has established wholly owned subsidiaries in Mexico and Germany for future use. The Company expended considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others). We plan to continue to license technology from universities and other institutions in order to increase our product line and bring new products to market at a faster pace. We utilize technical personnel to conduct product improvement and technical transfer development activities, as well as explore potential new technologies that the Company may wish to develop.

PRODUCTION

Most of our diagnostic test kits are processed and assembled at our facilities in Irvine, California and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico in fiscal 2003 and moved a significant portion of our diagnostic production (primarily a portion of our packaging and assembly) to that facility. We sublease facilities from and subcontract with Lancer Orthodontics (a former subsidiary) (“Lancer”) to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA regulations. In June 2008, the Company incorporated in Mexico under the name of Biomerica de Mexico for the purpose of establishing our own maquiladora operation in Mexico at some time in the future.

Our manufacturing operations are regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal Quality Control department that monitors and evaluates product quality and output. We also have an internal Quality Systems department which ensures that our operating procedures are in compliance with current FDA, CE Mark and International Organization for Standardization (“ISO”) regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for most critical raw materials and are working to procure alternate sources for the few that we do not have. Based on our experience, we do not believe that material availability in the foreseeable future will be a problem.

RESEARCH AND DEVELOPMENT

In July 2010, the Company restructured its internal research group (eliminated two scientists) in favor of licensing in new technology from outside institutions in order to more rapidly expand its product offerings and decrease its time to market. The Company has continued to incur development costs (which are classified under “Research and Development”) utilizing technical personnel in an effort to complete the development of its newly licensed products and develop new products.  The Company also utilizes technical personnel to conduct other development activities, improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2013 and 2012 aggregated $459,086 and $347,128, respectively.

MARKETS AND METHODS OF DISTRIBUTION

Biomerica has approximately 450 current customers for its diagnostic business, of which approximately 100 are foreign distributors, 21 are domestic distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

We rely on affiliated and unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point of care testing (physicians' offices and over-the-counter drug stores). Marketing plans are utilized in targeting each of the two markets.

For the years ended May 31, 2013 and 2012, the Company had one customer, which accounted for 29.7% and 37.2%, respectively, of consolidated sales.  During the last quarter of the year ended May 31, 2013, the Company terminated its contract with this customer due to certain proprietary disagreements and entered into an agreement with a new customer.  During the year ended May 31, 2013, this new customer accounted for 10.8% of sales. The new China customer has represented to management that it believes that sales will increase to the same levels of that of the previous China customer.

BACKLOG

At May 31, 2013 and 2012, Biomerica had a backlog of approximately $83,000 and $742,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the years ended May 31, 2013 and 2012, one and two vendors, respectively, accounted for more than 10% of the consolidated purchases of raw materials.

Our inventory consists of various types of materials including antibodies, antigens, bottles, boxes, various chemicals and reagents utilized in the manufacture of our test kits as well as products in various stages of completion.

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

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the FDA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters.

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

Class II - GAP™ IgG H. Pylori ELISA kit, GAP™ IgM H. Pylori ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Isletest™ GAD ELISA kit, IAA ELISA kit, GAP™ IgA H. Pylori ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant™ Food Intolerance Kits, Allerquant™ Food Additive Intolerance Kit, Intrinsic Factor Autoantibodies ELISA Kit, LKM-1 Autoantibodies IgG ELISA Kit, Calprotectin ELISA Kit, Cryptosporidium ELISA Kit, Giardia ELISA Kit, E. histolytica ELISA Kit, Anti-Gliadin IgG ELISA Kit, Anti-Gliadin IgA ELISA Kit, and Transglutaminase ELISA , Fortel™ Ultra Midstream (OTC and plastic stick), EZ-HCG™ Rapid Pregnancy test (professional and dipstick), EZ Detect™ Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware™ Breast Self-Examination Pad, drugs of abuse rapid tests, EZ-HP Professional, EZ-HP OTC,  Fortel™ Cat Allergy Test, Fortel™ Dog Allergy Test, , FSH, H. Pylori antigen, Listeria Salmonella, Shigella, Giardia and C. difficile Antigen  rapid tests;

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

Pursuant to FDA requirements, we have registered our manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the QSR, which requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling, and MDR regulation which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on November 19, 2014. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

Allerquant™ IgG Food Intolerance ELISA Kit (90-foods,, custom kits)

Allerquant™ IgG Food Additives Kit

EZ-PSA™ Rapid Test

EZ-H. Pylori™ Rapid Test

Fortel™ Cat Allergy Test

Fortel™ Dog Allergy Test

Fortel™ Microalbumin Test

Fortel™ Ultra Midstream Pregnancy Test

Fortel™ Ovulation Test

H. pylori Antigen Test

Listeria Rapid Test

Shigella Rapid Test

Salmonella Rapid Test

Giardia Rapid Test

C. Difficile Rapid Test

GAP™ IgM H. Pylori ELISA Kit

GAP™ IgA H. Pylori ELISA Kit

Gliadin IgG ELISA Kit

Gliadin IgA ELISA Kit

Transglutaminase IgA ELISA Kit

Isletest™ GAD ELISA Kit

Isletest™ ICA ELISA Kit

Isletest™ IAA ELISA Kit

Intrinsic Factor Autoantibodies ELISA Kit

LKM-1 Autoantibodies IgG ELISA Kit

Camplylobacter ELISA Kit

Cryptosporidium ELISA Kit

E. coli O157 ELISA Kit

Giardia ELISA Kit

Verotoxin ELISA Kit

C. difficile Antibody ELISA Kit

E. histolytica ELISA Kit

TPMT ELISA Kit

Biomerica is licensed to design, develop, manufacture and distribute in vitro diagnostic and medical devices and is subject to the Code of Federal Regulations, Section 21, parts 800 - 1299. The FDA is the governing body that assesses and issues Biomerica's license to assure that it complies with these regulations. Biomerica is currently licensed, and its last assessment was in March 2006. During the inspection, the FDA noted five observations that were corrected in a timely manner. Biomerica is also registered and licensed with the State of California's Department of Health Services. The last audit with the State of California was in November 2009 and no observations were noted.  The Company believes that all Biomerica products sold in the U.S. comply with the FDA regulations.

Biomerica's Quality Management System is in compliance with the ISO EN ISO 13485:2003. EN ISO 13485:2003 is an internationally recognized standard in which companies establish their methods of operation and commitment to quality.

SEASONALITY OF BUSINESS

The businesses of the Company and its subsidiaries have not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2013	2012

Europe	$2,840,000/43.9%	$2,533,000/41.7%
United States	822,000/12.7%	1,074,000/17.7%
Asia	2,770,000/42.8%	2,420,000/39.8%
S. America	7,000/0.1%	2,000/0.0%
Middle East	31,000/0.5%	22,000/0.3%
Other foreign	3,000/0.0%	30,000/0.5%
Total Revenues	$6,473,000/100%	$6,081,000/100%

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect", "EZ-H.P" and  EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. In addition, Biomerica holds the following patents: Immunotherapy Agents for Treatment of IgE Mediated Allergies and Allergen-thymic Hormone Conjugates for Treatment of IgE Mediated Allergies, U.S. Patent #5,275,814, issued January 4, 1994 and Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets.   Royalty expense for this license was approximately $300 and $160 for the years ended May 31, 2013 and 2012, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for each of six products, with a similar amount to be paid for one additional product if it is transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company incurred approximately $15,000 and $16,500 in amortization of licensing fees during fiscal 2013 and 2012, respectively.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2013 the Company has amortized $7,500 of this. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  Royalty in the amounts of $24,000 and $10,294 was recorded for the years ended May 31, 2013 and 2012, respectively.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized approximately all of this licensing fee as of May 31, 2013.  Royalty expense for this license was approximately $7,000 and $8,000 for the years ended May 31, 2013 and 2012, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $26,000 and $30,000 is included in cost of sales for these agreements for the years ended May 31, 2013 and 2012, respectively. Beginning in fiscal 2011, the Company was only required to pay royalties for one of the products due to the fact that the company no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 2.9% and 3.4% of total sales for the years ended May 31, 2013 and 2012, respectively. The Company may license other products or technology in the future as it deems necessary for conducting this line of business.

EMPLOYEES

As of May 31, 2013 and 2012, the Company employed 34 and 33, respectively, 2 of whom are part-time employees in the United States. The following is a breakdown between departments:

	2013	2012
Administrative	5	4
Marketing & Sales	3	3
Production and Operations	26	26
Total	34	33

In addition, Biomerica contracts with Lancer for the services of 12 people at its Mexico facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.  RISK FACTORS

Although not required to disclose risk factors, Biomerica has chosen to inform users of its financial information about certain risk associated with the Company’s operations below.

Distribution - Biomerica has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product to keep the exclusive while non-exclusive distributors have no minimum purchase requirements. There can be no assurance of the volume of product sales that may be achieved by such distributors. The Company has several large distributors which account for a significant portion of its business.  The Company terminated the agreement with one such distributor in fiscal 2013 due to certain proprietary disagreements  however the Company replaced this last distributor with a new distributor. The loss of one of these distributors could adversely affect the Company's financial results.

Government Regulation - Biomerica's immunodiagnostic products are regulated in the United States as medical devices primarily by the FDA and as such, require regulatory clearance or approval prior to commercialization in the United States. Pursuant to the FDCA, and the regulations promulgated thereunder, the FDA regulates, among other things, the clinical testing, manufacture, labeling, promotion, distribution, sale and use of medical devices in the United States. Failure of Biomerica to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant pre-market clearance or pre-market approval of devices, withdrawal of marketing approvals, and criminal prosecution.

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

Raw Materials - The Company utilizes certain raw materials that are critical to its manufacturing processes and relies on a limited number of manufacturers of such materials.  Should any of these materials become unavailable or extremely cost prohibitive the sales of the Company could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases its office facilities. At May 31, 2013, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 since 2009. The lease for its headquarters expires on August 31, 2016. The Company also leases approximately 7,000 square feet of floor space in Mexico on a month-to-month basis as well as a smaller unit for use in one manufacturing process.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 20, 2002, the Company's stock has been quoted on the OTC Bulletin Board under the symbol "BMRA". The following table shows the high and low bid prices for Biomerica's common stock for the periods indicated, based upon data reported by Yahoo Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
Quarter ended:
May 31, 2013	$1.24	$0.82
February 28, 2013	$1.25	$0.81
November 30, 2012	$0.88	$0.67
August 31, 2012	$0.79	$0.63
May 31, 2012	$0.89	$0.60
February 29, 2012	$0.76	$0.43
November 30, 2011	$0.48	$0.42
August 31, 2011	$0.47	$0.38

As of May 31, 2013, the number of holders of record of Biomerica's common stock was approximately 857, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

During the fiscal year ended May 31, 2013, the Company sold 200,000 shares of its unregistered, restricted common stock at a price of $1.25 per share to an investor, the new distributor in China, for proceeds of $250,000.  This investor has agreed to purchase an additional 200,000 shares of common stock at $1.25 per share at a later date.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2013.

The table below provides information relating to our equity compensation plans as of May 31, 2013:

Securities Remaining
Available for Future Issuance
Securities	Number of Securities to Be	Compensation Plans	Under Compensation Plans
Plan	Issued Upon Exercise of	Weighted-Average Exercise	(Excluding those Reflected in
Category	Outstanding Options	Price of Outstanding Options	First Column)

Equity compensation
Plans approved by	846,500	$0.47	177,125
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

Overview

Biomerica, Inc. and Subsidiaries develop, manufacture, and market medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood, urine or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

RESULTS OF OPERATIONS

Our consolidated net sales were $6,472,960 for fiscal 2013 compared to $6,081,131 for fiscal 2012. This represents an increase of $391,829, or 6.4%.  The increase was primarily due to increased sales in Europe and Asia.  Sales increased for various reasons including increased sales of products not previously purchased in Europe, sales to new Chinese distributor and increased sales to existing distributors in Europe.

Cost of sales in fiscal 2013 as compared to fiscal 2012 increased from $3,783,955 to $4,045,099 or by $261,144. The percentage of cost of sales relative to sales increased from 62.2%, to 62.5%, or by 0.3%, due to various factors which included higher material costs and higher wages and related expenses which was offset by lower scrap and lower expenses in the Mexico facility.

Selling, general and administrative costs increased in fiscal 2013 as compared to fiscal 2012 from $1,445,049 to $1,454,767, or by $9,718. The increase was primarily a result of attending  more trade conferences and higher rent which was offset by lower bad debt expense.

Research and development expense was $459,086 in fiscal 2013 as compared to $347,128 in fiscal 2012. This is an increase of $111,958, primarily as a result of increased purchases of research and development materials and wages and related expenses dedicated to research and development.

Interest expense decreased from $1,585 to $302 in fiscal 2013 as compared to fiscal 2012. The change in interest expense resulted from decreased balances pertaining to the equipment loan. Interest and dividend income increased from $8,347 to $10,708 due to higher cash balances and a dividend from the company in which Biomerica has an investment.

Other income decreased from $101,688 to $50, a decrease of $101,638. Most of the decrease in other income in fiscal 2013 as compared to 2012 was a result of insurance proceeds received in fiscal 2012 that did not occur in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2013, the Company had cash and cash equivalents in the amount of $2,469,796, as compared to $1,077,342 of cash and cash equivalents as of May 31, 2012.  As of May 31, 2013 and 2012, the Company had working capital of $4,693,462 and $3,894,342 respectively.

Operating Activities

During fiscal 2013, cash provided by operations was $1,394,037 as compared to $147,412 in fiscal 2012. The increase of $1,246,625 in fiscal 2013 was primarily due to the collection of accounts receivable totaling $326,317 and increased sales which utilized inventory in the amount of $245,960 as compared to increases in accounts receivable of $534,428 and inventory of $27,706. The changes in certain non-cash items were similar year over year.

Investing Activities

During fiscal 2013, cash used in investing activities was $257,121 as compared to $113,170 in fiscal 2012. Cash of $257,121 and $164,798 was utilized for the purchase of property and equipment in fiscal 2013 and 2012, respectively.  In fiscal 2012, the Company received approximately $102,000 as insurance proceeds from water damages sustained. In fiscal 2013, the Company invested $0 into licenses for new products as compared to $50,000 in fiscal 2012.

Financing Activities

Cash provided by financing activities in fiscal 2013 was $258,514 as compared to cash provided by financing activities of $55,400 in fiscal 2012.

During the fiscal year ended May 31, 2013, the Company sold 200,000 shares of its common stock at a price of $1.25 per share to an investor, the new distributor in China, for proceeds of $250,000.  This investor has agreed to purchase an additional 200,000 shares of common stock at $1.25 per share at a later date.

Other

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line of credit (the "Line") in the amount of $400,000. The interest rate for the line of credit was the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments will be the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral. The Company has renewed this line each year. The Line expires February 24, 2014. The Company did not owe any amount on this Line as of May 31, 2013.

OFF BALANCE SHEETS ITEMS

There were no off-balance sheet arrangements as of May 31, 2013.

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

An allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments.The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is not probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income. We have determined that it was more likely than not that our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable income. As a result of this determination, we have released our remaining valuation allowance against our deferred tax assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements for a listing of adopted and soon to be adopted accounting pronouncements.

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

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the CEO and CFO have concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level. Based on that evaluation the CEO and CFO concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2013, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2013.

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

Dated: 8/29/13

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/13
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/13
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/13
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/29/13
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/13
Jane Emerson,
M.D.,Ph.D. Director

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biomerica, Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of May 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. and Subsidiaries as of May 31, 2013 and 2012, and the results of its consolidated operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

August 29, 2013 San Diego, California	/s/ PKF PKF
Certified Public Accountants
A Professional Corporation

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2013	May 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,469,796	$1,077,342
Accounts receivable, less allowance for doubtful accounts
of $115,730 and $113,191, respectively	871,660	1,200,516
Inventories, net	1,571,221	1,821,072
Deferred tax assets, current portion	144,000	177,000
Prepaid expenses and other	196,678	210,700
Total current assets	5,253,355	4,486,630

PROPERTY AND EQUIPMENT
Equipment	1,429,906	1,185,098
Furniture, fixtures and leasehold improvements	256,723	244,410
Total property and equipment	1,686,629	1,429,508
Accumulated depreciation	(1,032,009)	(844,684)
Net property and equipment	654,620	584,824

DEFERRED TAX ASSETS, net of current portion	85,000	61,000
INTANGIBLE ASSETS, net	165,200	194,583
INVESTMENTS	165,324	165,324
OTHER ASSETS	71,388	78,561
TOTAL ASSETS	$6,394,887	$5,570,922

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$351,917	$362,447
Accrued compensation	207,976	186,841
Line of credit	--	43,000
Total current liabilities	559,893	592,288

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2013 and 2012	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 7,274,714 and 6,952,339 shares issued and outstanding, respectively	581,976	556,186
Additional paid-in capital	18,034,396	17,737,807
Accumulated other comprehensive loss	(9,006)	(6,030)
Accumulated deficit	(12,772,372)	(13,309,329)
Total shareholders' equity	5,834,994	4,978,634
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,394,887	$5,570,922

See accompanying notes to consolidated financial statements.

 BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED MAY 31	2013	2012

Net sales	$6,472,960	$6,081,131
Cost of sales	(4,045,099)	(3,783,955)

GROSS PROFIT	2,427,861	2,297,176

OPERATING EXPENSES
Selling, general and administrative	1,454,767	1,445,049
Research and development	459,086	347,128

Total operating expenses	1,913,853	1,792,177

INCOME FROM OPERATIONS	514,008	504,999

OTHER INCOME (EXPENSE)
Interest expense	(302)	(1,585)
Interest and dividend income	10,708	8,347
Other income	50	101,688
Total other income	10,456	108,450

INCOME BEFORE INCOME TAXES	524,464	613,449

INCOME TAX BENEFIT (EXPENSE)	12,493	(65,014)

NET INCOME	$536,957	$548,435

BASIC NET INCOME PER COMMON SHARE	$0.08	$0.08

DILUTED NET INCOME PER COMMON SHARE	$0.07	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES
Basic	7,024,418	6,887,929

Diluted	7,451,113	7,107,759

NET INCOME	$536,957	$548,435

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(2,976)	(1,570)

COMPREHENSIVE INCOME	$533,981	$546,865

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED MAY 31, 2013 AND 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss		Accumulated Deficit	Total
Balances, May 31, 2011	6,868,339	$549,466	$17,643,121	$(4,460)		$(13,857,764)	$4,330,363

Exercise of stock options	84,000	6,720	41,070	--		--	47,790

Foreign currency translation	--	--	--	(1,570)		--	(1,570)

Compensation expense in connection with options granted	--	--	53,616	--		--	53,616
				-
Net income	--	--	--	--		548,435	548,435
Balances, May 31, 2012	6,952,339	556,186	17,737,807	(6,030)		(13,309,329)	4,978,634

Exercise of stock options	122,375	9,790	41,724	--		--	51,514

Foreign currency translation	--	--	--	(2,976)		--	(2,976)

Sale of shares of common stock	200,000	16,000	234,000		--	--	250,000

Compensation expense in connection with options granted	--	--	20,865	--		--	20,865

Net income	--	--	--	--		536,957	536,957
Balances, May 31, 2013	7,274,714	$581,976	$18,034,396	$(9,006)		$(12,772,372)	$5,834,994
See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$536,957	$548,435
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	216,708	180,124
Change in provision for losses on accounts receivable	2,539	80,987
Inventory reserve	3,891	(7,841)
Gain on disposal of property and equipment	--	(101,628)
Stock option expense	20,865	53,616
(Decrease) increase in deferred rent liability	(5,076)	1,338
Decrease in deferred tax assets	9,000	--
Changes in assets and liabilities:
Accounts receivable	326,317	(534,428)
Inventories	245,960	(27,706)
Prepaid expenses and other	14,022	26,863
Other assets	7,173	(30,673)
Accounts payable and other accrued expenses	(5,454)	(90,460)
Accrued compensation	21,135	48,785

Net cash provided by operating activities	1,394,037	147,412

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(257,121)	(164,798)
Purchases of intangible assets	--	(50,000)
Proceeds from insurance claim	--	101,628

Net cash used in investing activities	(257,121)	(113,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	250,000	--
Net (payments) borrowings on line of credit	(43,000)	43,000
Proceeds from exercise of stock options	51,514	47,790
Payments on loan for equipment purchase	--	(35,390)

Net cash provided by financing activities	258,514	55,400

Effect of exchange rate changes on cash	(2,976)	(1,570)

Net increase in cash and cash equivalents	1,392,454	88,072

CASH AND CASH EQUIVALENTS, beginning of year	1,077,342	989,270

CASH AND CASH EQUIVALENTS, end of year	$2,469,796	$1,077,342

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during year for:
Interest	$302	$1,585

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2013 AND 2012

1.    ORGANIZATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacture and marketing of medical diagnostic kits. As of May 31, 2013 and 2012, the Company had one operational unit.

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

2.    SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2013 and 2012 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary and Mexican subsidiary which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, commercial bank line of credit,  and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  The Company had one customer which accounted for 29.7% and 37.2% of its sales for the years ended May 31, 2013 and 2012, respectively. During the last quarter of the year ended May 31, 2013, the Company terminated its contract with this customer due to certain proprietary disagreements and entered into an agreement with a new customer.  During the year ended May 31, 2013, this new customer accounted for 10.8% of sales.  The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2013 and 2012, one customer accounted for 14.8% and 45.6% of gross accounts receivable, respectively.

For the year ended May 31, 2013, one company accounted for 26.6% of the purchases of raw materials. For the year ended May 31, 2012, two companies accounted for 30.8% of the purchases for raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2013 and 2012, approximately $355,000 and $538,000 of Biomerica's gross inventory and approximately $8,000 and $4,000, of Biomerica's property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

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

Inventories approximate the following at May 31:

	2013	2012
Raw materials	$787,000	$896,000
Work in progress	555,000	554,000
Finished products	229,000	371,000
Total	$1,571,000	$1,821,000

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $187,325 and $147,297 for the years ended May 31, 2013 and 2012, respectively.

INTANGIBLE ASSETS

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $29,383 and $32,827 for the years ended May 31, 2013 and 2012, respectively. Intangible assets with indefinite lives such as perpetual licenses are not amortized but rather tested for impairment at least annually.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. In July 2012, the FASB issued another update to ASC 350 Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. During fiscal 2013, the Company adopted the updated guidance in ASC 350 and used the qualitative assessment to determine whether there were any impairment. This analysis indicated that no impairment adjustment was required as of May 31, 2013.

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

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2013	2012
Dividend yield	0%	0%
Expected volatility	70.59-70.70%	77.76-84.97%
Risk free interest rate	0.51-0.53%	0.63-0.76%
Expected life	3.50 years	3.25-3.75 years

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2013 and 2012, the allowance for returns is $0.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $459,086 and $347,128 of research and development expenses during the years ended May 31, 2013 and 2012, respectively.

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

The Company accounts for its uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC 740, the Company elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of the consolidated statements of operations.

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $6,000 and $8,000 for the years ended May 31, 2013 and 2012, respectively.

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

NET INCOME PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the years ended May 31, 2013 and 2012 was 0 and 195,000, respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2013	2012

Numerator for basic and diluted net income per common share	$536,957	$548,435

Denominator for basic net income per common share	7,024,418	6,887,929
Effect of dilutive securities:
Options	426,695	219,830

Denominator for diluted net income per common share	7,451,113	7,107,759

Basic net income per common share	$0.08	$0.08

Diluted net income per common share	$0.07	$0.08

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which corresponds to the Company’s first quarter of fiscal 2014. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal 2015. The Company is evaluating when to adopt ASU 2013-04, and the effect the adoption will have on its financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013 which corresponds to the Company’s first quarter of fiscal 2015. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity’s fiscal year of adoption. Prior periods should not be adjusted. The Company is evaluating when to adopt ASU 2013-05, and the effect the adoption will have on its financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, net

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2013	2012

Patents and licenses	$245,174	$245,174
Less accumulated amortization	(79,974)	(50,591)
	$165,200	$194,583

Expected amortization of intangible assets for the years ending May 31:

2014	$ 23,099
2015	23,958
2016	23,958
2017	23,958
2018	18,110
Thereafter	49,417
Total	$162,500

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2013	2012
Accounts payable	$282,138	$187,618
Accrued expenses	--	40,036
Deferred rent	69,779	74,855
Income taxes payable	--	59,938
	$351,917	$362,447

5.    SHAREHOLDERS' EQUITY

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

Activity as to stock options outstanding are as follows:

	NUMBER OF STOCK OPTIONS	PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at May 31, 2011	1,000,250	$0.30 - $1.30	$0.57
Options granted	412,500	$0.43 - $0.73	$0.44
Options exercised	(84,000)	$0.38 - $0.73	$0.59
Options canceled or expired	(324,250)	$0.38 - $1.30	$0.71
Options outstanding at May 31, 2012	1,004,500	$0.30 - $0.75	$0.46
Options granted	30,000	$0.65 - $0.68	$0.67
Options exercised	(122,375)	$0.30 - $0.73	$0.42
Options canceled or expired	(65,625)	$0.38 - $0.73	$0.52
Options outstanding at May 31, 2013	846,500	$0.38 - $0.75	$0.47

The weighted average fair value of options granted during 2013 and 2012 was $0.67 and $0.44, respectively. The aggregate intrinsic value of options exercised during 2013 and 2012 was approximately $70,300 and $8,800, respectively. The aggregate intrinsic value of options outstanding at May 31, 2013 and 2012 was approximately $353,000 and $232,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2013 and 2012 was approximately $162,000 and $79,000, respectively.

Activity as to non-vested stock options are as follows:

		STOCK
		OPTIONS
		WEIGHTED
		AVERAGE
	NUMBER OF	GRANT DATE
	SHARES	FAIR VALUE
Nonvested shares at May 31,2012	602,250	$0.42
Granted	30,000	$0.67
Vested/Issued	(166,375)	$0.42
Forfeited	(57,625)	$0.53
Nonvested shares at May 31,2013	408,250	$0.42

At May 31, 2013, total compensation cost related to non-vested stock option awards not yet recognized totaled $22,034. The weighted-average period over which this amount is expected to be recognized is 2.31 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2013 was 3.25 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2013. These options are comprised of those granted under the 1999 and 2010 plans.

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING 5/31/2013	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2013	WEIGHTED AVERAGE EXERCISE PRICE
$0.30 - $0.50	651,500	3.14	$0.42	253,250	$0.42
$0.51 - $0.75	195,000	3.59	$0.66	185,000	$0.66

STOCK ACTIVITY

In January 2012, the Board of Directors granted stock options for 402,500 options to officers, directors and employees of the Company.  Options for directors who are not also officers vested one quarter immediately and then will vest one quarter per year thereafter.  The options for employees and officers vest one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.43 and expire in five years.

In April 2012, the Board of Directors granted stock options for 10,000 shares to an employee.  The option vested one quarter immediately and then will vest one quarter per year thereafter.  The option is at the exercise price of $0.73 and expires in five years.

During the fiscal year ended May 31, 2012, options to purchase 84,000 shares of common stock were exercised at prices ranging from $0.38 to $0.73 per share.  Total proceeds to the Company were $47,790.

In October 2012, the Board of Directors granted stock options for 30,000 options to employees of the Company. The options vests one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.65 and $0.68 per share and expire in five years.

During the fiscal year ended May 31, 2013, options to purchase 122,375 shares of common stock were exercised at prices ranging from $0.30 to $0.73.  Total proceeds to the Company were $51,514.

During the fiscal year ended May 31, 2013, the Company sold 200,000 shares of its common stock at a price of $1.25 per share to an investor for proceeds of $250,000.  This investor has agreed to purchase an additional 200,000 shares of common stock at $1.25 per share at a later date.

6.    INCOME TAXES

Income tax (benefit) expense from continuing operations for the years ended May 31, 2013 and 2012 consists of the following current provisions:

	2013	2012
Current:
U.S.Federal	$--	$--
State and local	(21,493)	63,414
Total current	(21,493)	63,414
Deferred:
U.S. Federal	(521)	--
State and local	9,521	1,600
Total deferred	9,000	1,600
Income tax (benefit) expense	$(12,493)	$65,014

Income tax (benefit) expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax income as a result of the following:

Years ended May 31,	2013	2012
Computed "expected" tax expense (benefit)	$184,000	$215,000
Increase (reduction) in income taxes resulting from:
True up of carry forwards and other items	-	30,000
Change in valuation allowance	(205,000)	(219,000)
State income taxes, net of federal benefit	15,000	36,000
Research and development tax credits	(14,000)	(4,000)
Permanent tax differences and other	7,507	7,014
Income tax (benefit) expense	$(12,493)	$65,014

The tax effect of significant temporary differences is presented below:

Years ended May 31,	2013	2012
Deferred tax assets:
Accounts receivable, principally due to allowance for
doubtful accounts and sales returns	$47,000	$46,000
Inventory valuation	32,000	30,000
Compensated absences and deferred payroll	37,000	70,000
Net operating loss carryforwards	94,000	327,000
Tax credit carryforwards	117,000	83,000
Deferred rent expense	28,000	31,000
Other	42,000	77,000
Total deferred tax assets	397,000	664,000
Less valuation allowance	--	(280,000)
	397,000	384,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	(168,000)	(146,000)

Net deferred tax asset	$229,000	$238,000

Deferred tax assets, current portion	$144,000	$177,000
Deferred tax assets, long-term portion	85,000	61,000
	$229,000	$238,000

The Company has provided a valuation allowance of $0 and $280,000 as of May 31, 2013 and 2012, respectively.   After analyzing the Company’s tax position, operational history and profitability for the past 3 years, management has chosen to remove all of the remaining allowance for the uncertainty of its future income, as the determination that it was more likely that the deferred tax asset would be realized in the future. The net change in the valuation allowance for the years ended May 31, 2013 and 2012 was a decrease of $280,000 and $231,000, respectively.

At May 31, 2013 and 2012, the Company has federal income tax net operating loss carryforwards of approximately $480,000 and $848,000 respectively. Of the reported net operating loss carryforwards, approximately $211,000 are related to windfall tax benefits from the exercise of the Company’s stock options by certain employees. Pursuant to ASC 718, the federal benefit of approximately $74,000 associated with this portion of the net operating loss will be credited to additional paid-in capital when the tax benefits are actually realized. The federal net operating loss carryforwards begin to expire in 2021. At May 31, 2013 and 2012, the Company has California state income tax net operating loss carryforwards of approximately $0 and $527,000, respectively.

At May 31, 2013, the Company has federal research and development tax credit carryforward of approximately $109,000.  The federal credits begin to expire in 2027.  The Company also had similar credit carry forwards for state purposes of $8,000 at May 31, 2013.

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

For the fiscal year ended May 31, 2013 and 2012, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2009.

7.    BUSINESS SEGMENTS

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	2013	2012
Net sales:
Europe	$2,840,000	$2,533,000
United States	822,000	1,074,000
Asia	2,770,000	2,420,000
South America	7,000	2,000
Middle East	31,000	22,000
Other foreign	3,000	30,000
Total net sales	$6,473,000	$6,081,000

8.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month increasing to $22,080 through August 31, 2016, with a security deposit of $22,080.  The following is a schedule of rent payments due under the terms of the lease:

Years Ending May 31,
2014	$247,902
2015	255,363
2016	263,031
2017	66,240
Total	$832,536

According to the terms of the lease, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total gross rent expense in the U.S. for fiscal 2013 and 2012 was $234,960 and $235,984, respectively.  Net rent expense in the U.S. for fiscal 2013 and 2012 was $210,935 and $202,984, respectively.  The Company received $24,025 and $33,000 in fiscal 2013 and 2012, respectively, in income from a temporary sublease, which offset total rent expense. Rent expense for the Mexico facility for fiscal 2013 and 2012 was $33,744 and $36,302, respectively.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2013.

CONTRACTS

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets. Royalty payments of 10% of sales are due on these products for a period of five years.  Royalty expense for this license was approximately $300 and $160 for the years ended May 31, 2013 and 2012, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for each of six products, with a similar amount to be paid for each of two additional products as they are transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company had incurred approximately $15,000 and $16,500 in amortization of licensing fees during fiscal 2013 and 2012, respectively.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2013, the Company had amortized $7,500 of the license. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  Royalty in the amounts of $24,000 and $10,294 was recorded for the years ended May 31, 2013 or 2012, respectively.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized all of the licensing fee as of May 31, 2013.   Royalty expense for this license was approximately $7,000 and $8,000 for the years ended May 31, 2013 and 2012, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $26,000 and $30,000 is included in cost of sales for these agreements for the years ended May 31, 2013 and 2012, respectively. Beginning in fiscal 2011 the Company is only required to pay royalties for one of the products due to the fact that the company that was paid the royalties no longer provides materials to make that product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 2.9% and 3.4% of total sales for the yearsended May 31, 2013 and 2012, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

9.    DEBT

On February 13, 2009, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line of credit (the "Line") in the amount of $400,000. The interest rate for the line of credit was the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 1.00%. Minimum monthly payments are the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral. The Company has renewed this line each year. The Line expires February 24, 2014. The Company owed $0 and $43,000 on this Line as of May 31, 2013 and 2012, respectively.

10.   OTHER INCOME

During the year ended May 31, 2012, the Company experienced water damage from a burst pipe.  Expenses of $33,522 were incurred as a result of this damage.  Property and equipment amounting to $68,106 were purchased to replace damaged, fully depreciated equipment and fixtures.  The Company’s insurance company reimbursed the Company $101,628, which covered approximately all of its expenses plus cost of replacement property and equipment, resulting in a gain of approximately $102,000.