Form 10-Q
period 2013-08-31
BIOMERICA INC
filed 2013-10-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,279,214 shares of common stock, par value $0.08, as of October 15, 2013.

                                 BIOMERICA, INC.

                                      INDEX

PART I

Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Operations and

         Comprehensive (Loss) Income (unaudited) – Three Months Ended

         August 31, 2013 and 2012.........................................   1

         Condensed Consolidated Balance Sheets (unaudited)

         August 31, 2013 and (audited) May 31, 2013......................    2

         Condensed Consolidated Statements of Cash Flows (unaudited) -

         Three Months Ended August 31, 2013 and 2012.....................    3

         Notes to Condensed Consolidated Financial Statements (unaudited)    4-8

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations.......................................    9-10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    10

Item 4.  Controls and Procedures.........................................    10

PART II  Other Information

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended
	August 31,
	2013	2012

Net sales	$1,013,739	$1,701,949
Cost of sales	(753,448)	(969,688)
Gross profit	260,291	732,261

Operating Expenses:
Selling, general and administrative	342,802	332,130
Research and development	91,257	87,980
Total operating expenses	434,059	420,110
(Loss)income from operations	(173,768)	312,151

Other Income (Expense):
Dividend and interest income	6,054	1,116
Interest expense	--	(308)
Total other income	6,054	808

(Loss) income before income tax	(167,714)	312,959
Provision for income taxes	--	(21,319)
Net(loss) income	$(167,714)	$291,640
Basic net (loss) income per common share	$(0.02)	$0.04
Diluted net (loss) income per common share	$(0.02)	$0.04

Weighted average number of common and
Common Equivalent Shares:
Basic	7,280,866	6,952,339
Diluted	7,280,866	7,303,134

Net (loss) income	$(167,714)	$291,640

Other comprehensive loss, net of tax:
Foreign currency translation	(91)	(81)
Comprehensive (loss) income	$(167,805)	$291,559

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2013	2013
	(unaudited)	(audited)

Assets
Current Assets:
Cash and cash equivalents	$2,085,463	$2,469,796
Accounts receivable, less allowance for doubtful accounts of
$120,405 and $115,730 as of August 31, 2013 and May 31, 2013, respectively	903,249	871,660
Inventories, net	1,791,443	1,571,221
Prepaid expenses and other	181,151	196,678
Deferred tax assets, current portion	144,000	144,000
Total current assets	5,105,306	5,253,355
Property and Equipment, net of accumulated depreciation and amortization	620,572	654,620
Deferred Tax Assets, net of current portion	85,000	85,000
Investments	165,324	165,324
Intangible Assets, net	157,744	165,200
Other Assets	71,388	71,388
Total Assets	$6,205,334	$6,394,887

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$324,652	$351,917
Accrued compensation	211,852	207,976
Total Current Liabilities	536,504	559,893
Commitments and Contingencies (Note 5)
Shareholders' Equity:
Preferred stock, no par value authorized 5,000,000 shares, none issued
and none outstanding at August 31, 2013 and May 31, 2013	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued
and outstanding 7,276,714 and 7,274,714 at August 31 and May 31, 2013, respectively	582,136	581,976
Additional paid-in-capital	18,035,877	18,034,396
Accumulated other comprehensive loss	(9,097)	(9,006)
Accumulated deficit	(12,940,086)	(12,772,372)
Total Shareholders' Equity	5,668,830	5,834,994
Total Liabilities and Shareholders' Equity	$6,205,334	$6,394,887

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended August 31,
	2013	2012
Cash flows from operating activities:

Net (loss) income	$(167,714)	291,640

Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities
Depreciation and amortization	50,235	54,167
Change in provision for losses on accounts receivable	4,675	2,730
Inventory reserve	(6,713)	24,780
Stock option expense	881	--
Decrease in deferred rent liability	(1,656)	(108)
Changes in assets and liabilities:
Accounts receivable	(36,264)	(175,667)
Inventories	(213,509)	(24,457)
Prepaid expenses and other assets	15,527	(3,760)
Accounts payable and other accrued expenses	(25,609)	89,033
Accrued compensation	3,876	72,047
Net cash (used in) provided by operating activities	(376,271)	330,405

Cash flows from investing activities:
Purchases of property and equipment	(8,731)	(65,186)
Net cash used in investing activities	(8,731)	(65,186)

Cash flows from financing activities:
Exercise of stock options	760	--
Payments on line of credit or equipment loan	--	(43,000)
Net cash provided by (used in) financing activities	760	(43,000)

Effect of exchange rate changes in cash	(91)	(81)
Net (decrease) increase in cash and cash equivalents	(384,333)	222,138
Cash and cash equivalents at beginning of period	2,469,796	1,077,342
Cash and cash equivalents at end of period	$2,085,463	$1,299,480

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$--	$308
Income taxes	$1,750	$61,540

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and Subsidiaries (collectively the “Company”), for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2013 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2013. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Accounts Receivable

The Company extends unsecured credit to its customers on a regular basis.  International accounts are required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Credit levels are approved by designated upper level management.  Domestic customers are extended initial credit limits until they establish a history with the Company or submit credit information.  All increases in credit limits are also approved by designated upper level management.  Management evaluates receivables on a quarterly basis and adjusts the reserve for bad debt accordingly.  Balances over ninety days old are usually reserved for unless collection is reasonably assured.  Management evaluates quarterly what items to charge off.

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

Inventories approximate the following at:

	August 31,	May 31,
	2013	2013
Raw materials	$908,000	$787,000
Work in progress	620,000	555,000
Finished products	263,000	229,000
Total	$1,791,000	$1,571,000

Reserves for inventory obsolescence are reduced as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.

Property and Equipment, net

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $42,779 and $45,387 for the three months ended August 31, 2013 and 2012, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $7,456 and $8,780 for the three months ended August 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 “Share-based Compensation” (ASC 718), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate.

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

The following summary presents the options granted, exercised, expired, cancelled and outstanding as of August 31, 2013:

		Exercise
		Price
	Option	Weighted
	Shares	Average

Outstanding May 31, 2013	846,500	$0.47
Granted	20,000	$0.83
Exercised	(2,000)	$0.38
Cancelled or expired	--	--
Outstanding August 31, 2013	864,500	$0.48

On June 10, 2013, the Board granted a stock option to purchase 20,000 shares of the Company’s common stock at the purchase price of $0.83 per share.

In June 2013, options to exercise 2,000 shares of the Company’s common stock were exercised at the exercise price of $0.38 per share.  Net proceeds to the Company were $760.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are classified as net sales and shipping and handling costs are classified as cost of sales. The Company included shipping and handling fees billed to customers in net sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company has provided a valuation allowance of $0 as of August 31, 2013 and May 31, 2013.   In May 2013, after analyzing the Company’s tax position, operational history and profitability for the past 3 years, management chose to remove all of the remaining allowance for the uncertainty of its future income, as the determination that it was more likely that the deferred tax asset would be realized in the future.

The Company did not record any income tax benefit for the three months ended August 31, 2013 as the Company is expected to generate profits in fiscal 2014.

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

Net (Loss) Income Per Share

Basic earnings (loss) per share are computed as net loss or income divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasure stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three months ended August 31, 2013 and 2012 was 0 and 85,000, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months
	Ended
	August 31,
	2013	2012
Numerator:
(Loss) income from continuing operations	$(167,714)	$291,640

Denominator for basic net income per common
share	7,280,866	6,952,339
Effect of dilutive securities:
Options	--	350,795
Denominator for diluted net (loss) income
per common share	7,280,866	7,303,134

Basic net (loss) income per common share	$(0.02)	$0.04
Diluted net (loss) income per common share	$(0.02)	$0.04

New Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31,	May 31,
	2013	2013

Accounts payable	$215,986	$282,138
Accrued expenses	40,543	--
Deferred rent	68,123	69,779

Total	$324,652	$351,917

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

Three Months Ended
August 31,
	2013	2012

Revenues from sales to unaffiliated customers:
United States	$255,000	$280,000
Asia	136,000	902,000
Europe	604,000	508,000
South America	3,000	--
Middle East	15,000	11,000
Other	1,000	1,000
	$1,014,000	$1,702,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

On February 13, 2009, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The Line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2014. The balance at August 31, 2013 and May 31, 2013 was $0.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $20,810.

Note 6:  Subsequent Events

In September 2013, options to exercise 2,500 shares of the Company’s common stock were exercised at the exercise prices of $0.38 and $0.45 per share.  Net proceeds to the Company were $1,020.

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,013,739 for the three months ended August 31, 2013 as compared to $1,701,949 for the same period in the previous year. This represents a decrease of $688,210. The decrease was primarily due to the decrease of sales in Asia which was a result of the restructuring of the Company’s distribution channel in China which is negatively impacting sales in the near term.  Management believes that this new strategic focus will result in both higher sales and higher margins in the future.

 For the three months ended August 31, 2013 as compared to August 31, 2012, cost of sales increased as a percentage of sales from $969,688 or 57.0% of sales, to $753,448, or 74.3% of sales.  Cost of sales as a percentage of sales increased primarily due to a decrease in sales without a corresponding decrease in expenses due to certain fixed costs. Because produced units were lower, the Company did not realize the benefits of economies of scale.

For the three months ended August 31, 2013 compared to 2012, selling, general and administrative costs increased by $10,672, or 3.2%, which were primarily due to slightly higher wages, commissions and rent.

For the three months ended August 31, 2013 and 2012, research and development expenses were $91,257 as compared to $87,890, an increase of $3,277, or 3.7%. The increase was primarily due to materials purchased to be used in development of new and improvement of existing products in the gastroenterology area.

For the three months ended August 31, 2013 as compared to August 31, 2012, dividend and interest income and interest expense increased from $1,116 to $6,054, primarily due to a dividend of approximately $4,700 received from the Company’s investment in one of its European distributors.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013 and May 31, 2013, the Company had cash and cash equivalents in the amount of $2,085,463 and $2,469,796 and working capital of $4,568,802 and $4,793,462, respectively.

During the three months ended August 31, 2013 the Company’s operations used cash of $376,271 compared to cash provided of $330,405 in the same period of the prior fiscal year. Cash used in operations in fiscal 2014 was primarily a result of net loss of $167,714 and an increase in inventory of $213,509. Inventory increased due to the purchase of raw materials as well as higher amounts of labor and overhead capitalized in inventory due to increased production costs per unit for the quarter. Cash used in investing activities in the three months ended August 31, 2013 was $8,731 compared to the three months ended August 31, 2012 of $65,186.  Cash provided by financing activities in the three months ended August 31, 2013 was $760 as compared to cash used of $43,000 in the three months ended August 31, 2012.

On June 10, 2011, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The Line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2013. The balance at August 31, 2013 and May 31, 2013 was $0.

Off Balance Sheet Arrangements – None.

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

   *Filed herewith.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOMERICA, INC.

Date:  October 15, 2013

                                        By: /S/ Zackary S. Irani

                                            -----------------------

                                            Zackary S. Irani

                                            Chief Executive Officer

          (Principal Executive Officer)

Date:  October 15, 2013

             By: /S/ Janet Moore

                                            -----------------------

                                            Janet Moore

                                            Chief Executive Officer

          (Principal Financial Officer)