Form 10-Q
period 2013-11-30
BIOMERICA INC
filed 2014-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  7,291,214 shares of common stock, par value $0.08, as of January 14, 2014.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) – Three and Six Months Ended November 30, 2013 and 2012	1

	Condensed Consolidated Balance Sheets (unaudited) November 30, 2013 and (audited) May 31, 2013	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended November 30, 2013 and 2012	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

	PART II Other Information

Item 1.	Legal Proceedings	11
		11
Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	11

Item 3.	Defaults upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

	Signatures	13

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Net sales	$1,948,580	$3,585,719	$934,841	$1,883,771
Cost of sales	(1,432,645)	(2,084,259)	(679,197)	(1,114,560)
Gross profit	515,935	1,501,460	255,644	769,211

Operating Expenses:
Selling, general and administrative	709,160	738,094	366,357	405,968
Research and development	228,046	203,722	136,789	115,741
Total operating expenses	937,206	941,816	503,146	521,709
(Loss) income from operations	(421,271)	559,644	(247,502)	247,502

Other Income (Expense):
Dividend and interest income	10,199	2,243	4,145	1,127
Interest expense	-	(308)	-	-
Total other income	10,199	1,935	4,145	1,127
(Loss) income before income tax	(411,072)	561,579	(243,357)	248,629

Provision for income taxes	-	(33,029)	-	(11,710)
Net (loss) income	$(411,072)	$528,550	$(243,357)	$236,919
Basic net (loss) income per common share	$(0.06)	$0.08	$(0.03)	$0.03
Diluted net (loss) income per common share	$(0.06)	$0.07	$(0.03)	$0.03

Weighted average number of common and common
equivalent shares:
Basic	7,277,659	6,959,224	7,278,967	6,966,185
Diluted	7,277,659	7,282,202	7,278,967	7,385,139

Net (loss) income	$(411,072)	$528,550	$(243,357)	$236,919

Other comprehensive loss, net of tax:
Foreign currency translation	(14)	(554)	77	(473)
Comprehensive (loss) income	$(411,086)	$527,996	$(243,280)	$236,446

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	November 30,	May 31,
	2013	2013
	(unaudited)	(audited)

Assets

Current Assets:
Cash and cash equivalents	$1,647,559	$2,469,796
Accounts receivable, less allowance for doubtful accounts of
$120,405 and $115,730 as of November 30, 2013 and May 31, 2013, respectively	821,571	871,660
Inventories, net	1,899,633	1,571,221
Prepaid expenses and other	186,362	196,678
Deferred tax assets, current portion	144,000	144,000
Total current assets	4,699,125	5,253,355

Property and Equipment, net of accumulated depreciation and amortization of
$1,118,240 and $1,032,009 as of November 30, 2013 and May 31, 2013, respectively	652,244	654,620
Deferred Tax Assets, net of current portion	85,000	85,000
Investments	165,324	165,324
Intangible Assets, net	154,079	165,200
Other Assets	71,388	71,388
Total Assets	$5,827,160	$6,394,887

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$279,974	$351,917
Accrued compensation	120,618	207,976
Total current liabilities	400,592	559,893

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, no par value authorized 5,000,000 shares, none issued
and none outstanding at November 30, 2013 and May 31, 2013	-	-
Common stock, $0.08 par value authorized 25,000,000 shares, issued
and outstanding 7,279,214 and 7,274,714 at November 30 and May 31, 2013, respectively	582,336	581,976
Additional paid-in-capital	18,036,696	18,034,396
Accumulated other comprehensive loss	(9,020)	(9,006)
Accumulated deficit	(13,183,444)	(12,772,372)

Total Shareholders' Equity	5,426,568	5,834,994

Total Liabilities and Shareholders' Equity	$5,827,160	$6,394,887

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	November 30,
	2013	2012

Cash flows from operating activities:

Net (loss) income	$(411,072)	$528,550

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	97,352	110,822
Stock option expense	881	-
Change in provision for losses on accounts receivable	4,675	4,210
Inventory reserve	(6,713)	2,047
Decrease in deferred rent liability	(6,418)	(1,764)
Changes in assets and liabilities:
Accounts receivable	45,414	(313,358)
Inventories	(321,700)	18,921
Prepaid expenses and other assets	10,316	49,413
Accounts payable and other accrued expenses	(65,525)	(27,461)
Accrued compensation	(87,358)	25,618

Net cash (used in) provided by operating activities	(740,148)	396,998

Cash flows from investing activities:

Purchases of property and equipment	(83,855)	(242,416)

Net cash used in investing activities	(83,855)	(242,416)

Cash flows from financing activities:

Proceeds from exercise of stock options	1,780	5,999
Payments on line of credit or equipment loan	-	(43,000)

Net cash provided by (used in) financing activities	1,780	(37,001)

Effect of exchange rate changes in cash	(14)	(554)

Net (decrease) increase in cash and cash equivalents	(822,237)	117,027

Cash and cash equivalents at beginning of period	2,469,796	1,077,342

Cash and cash equivalents at end of period	$1,647,559	$1,194,369

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$-	$307
Income taxes	$3,500	$108,160

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated financial statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and subsidiaries (the “Company”), for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2013 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on November 30, 2013 for the fiscal year ended May 31, 2013. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

The approximate balances of inventories are the following at:

	November 30,	May 31,
	2013	2013

Raw materials	$864,000	$787,000
Work in progress	755,000	555,000
Finished products	281,000	229,000
Total	$1,900,000	$1,571,000

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $43,452 and $65,435 for the three months ended November 30, 2013 and 2012, and $86,231 and $93,263 for the six months ended November 30, 2013 and 2012, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $3,665 and $8,779 for the three months ended November 30, 2013 and 2012, respectively, and $11,121 and $17,559 for the six months ended November 30, 2013 and 2012, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of November 30, 2013:

	Option Shares	Exercise Price Weighted Average

Outstanding May 31, 2013	846,500	$0.47
Granted	52,000	$0.84
Exercised	(4,500)	$0.40
Cancelled or expired	(10,000)	$0.43
Outstanding November 30, 2013	884,000	$0.49

     On June 10, 2013, the Board granted a stock option to purchase 20,000 shares of the Company’s common stock at the purchase price of $0.83 per share.

     On November 13, 2013, the Board granted stock options to purchase 32,000 shares of the Company’s common stock at the purchase price of $0.84 per share.

     In June 2013, options to exercise 2,000 shares of the Company’s common stock were exercised at the exercise price of $0.38 per share.  Net proceeds to the Company were $760.

     In September 2013, options to exercise 2,500 shares of the Company’s common stock were exercised at the exercise prices of $0.45 and $0.38 per share.

     In December 2013, options to exercise 12,000 shares of the Company’s common stock were exercised at the exercise price of $0.38 per share.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are classified as revenues, and shipping and handling costs are classified as cost of sales. The Company included shipping and handling fees billed to customers in net sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company has provided a valuation allowance of $0 as of November 30, 2013 and May 31, 2013.   In May 2013, after analyzing the Company’s tax position, operational history and profitability for the past 3 years, management chose to remove all of the remaining allowance for the uncertainty of its future income, as the determination that it was more likely that the deferred tax asset would be realized in the future.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings (loss) per share calculation for the three and six months ended November 30, 2013 was 372,816 and 379,180, respectively. There were no anti-dilutive warrants or options excluded from the earnings per share calculation for the three and six months ended November 30, 2012.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Numerator: (Loss)income from continuing operations	$(411,072)	$528,550	$(243,357)	$236,919

Denominator for basic net (loss) income Per common share	7,277,659	6,959,224	7,278,967	6,966,185

Effect of dilutive securities: Options and warrants	-	322,978	-	418,954

Denominator for diluted net (loss) income per common share	7,277,659	7,282,202	7,278,967	7,385,139

Basic net (loss) income per common share	$(0.06)	$0.08	$(0.03)	$0.03

Diluted net (loss) income per common share	$(0.06)	$0.07	$(0.03)	$0.03

New Accounting Pronouncements

     Management does not believe that any recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30,	May 31,
	2013	2013

Accounts payable	$167,810	$282,138
Accrued expenses	48,803	-
Deferred rent	63,361	69,779
Total	$279,974	$351,917

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales approximated as follows:

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

Revenues from sales to unaffiliated customers:
United States	$505,000	$437,000	$251,000	$157,000
Asia	216,000	1,944,000	80,000	1,042,000
Europe	1,199,000	1,183,000	594,000	675,000
South America	7,000	2,000	4,000	2,000
Middle East	20,000	18,000	5,000	7,000
Other	2,000	2,000	1,000	1,000
	$1,949,000	$3,586,000	$935,000	$1,884,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

          On February 13, 2009, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The Line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2014. The balance at November 30, 2013 and May 31, 2013 was $0.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $20,810 per month.

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

OVERVIEW

Biomerica, Inc. and Subsidiaries ("Biomerica", the "Company", "we" or "our") develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood, urine or stool samples from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $934,841 for the three months ended November 30, 2013 as compared to $1,883,771 for the same period in the previous year. This represents a decrease of $948,930 or 50.4%. For the six month period ended November 30, 2013 as compared to 2012, net sales were $1,948,580 as compared to $3,585,719.  This represents a decrease of $1,637,139, or 45.7%.  The decrease for both periods was due to the decrease of sales in Asia which resulted from the restructuring of the Company’s distribution channel in China which is negatively impacting sales in the near term. Management anticipates that sales volume through this distribution channel shall increase in the balance of the fiscal year.  In addition, Biomerica will begin supplying two of its point of care products to a multinational pharmaceutical company for distribution in one European country with the possibility of expanding into other countries throughout Europe. In addition, the multinational company is considering distribution of other Biomerica point of care products.

        For the three months ended November 30, 2013 as compared to November 30, 2012, cost of sales increased as a percentage of sales from 59.2% of sales or $1,114,560, to 72.7% of sales or $679,197. For the six months ended November 30, 2013 as compared to 2012, cost of sales increased as a percentage of sales from 58.1% of sales or $2,084,259, to 73.5% of sales or $1,432,646. The increase in cost of sales as a percentage for both periods was a result of decreased sales without a corresponding decrease in expenses due to certain fixed costs.  Because produced units were lower, the Company did not realize the benefits of economies of scale.

         For the three months ended November 30, 2013 compared to 2012, selling, general and administrative costs decreased by $39,611, or 9.8%. For the six month period ended November 30, 2013 as compared to 2012, these expenses decreased by $28,934, or 3.9%. The overall decrease in selling, general and administrative costs was primarily due to the Mexico facility restructuring in the second quarter of 2013.

         For the three months ended November 30, 2013 compared to 2012, research and development expenses increased by $21,048 or 18.2%. For the six month period ended November 30, 2013 as compared to 2012, these expenses increased by $24,324, or 11.9%.  The increases were primarily due to materials purchased to be used in development and refining of certain products and the addition of personnel in the research and development department.

         For the three months ended November 30, 2013 as compared to November 30, 2012, dividend and interest income and interest expense remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2013 and May 31, 2013, the Company had cash and cash equivalents in the amount of $1,647,559 and $2,469,796 and working capital of $4,298,533 and $4,693,462, respectively.

       During the six months ended November 30, 2012 the Company’s operations used cash of $740,148 as compared to cash generated of $396,998 in the same period of the prior fiscal year. Cash used by operations in fiscal 2014 was a result of a net loss of $411,072, payment of accounts payable of $65,525, increases in inventory of $321,700 of inventory, and payout of accrued compensation of $87,358. In addition to this there were non-cash charges of approximately $97,352 for depreciation and amortization expense. Cash used in investing activities in the six months ended November 30, 2013 was $83,855 as compared to $242,416 in the six months ended November 30, 2012.  Cash provided by financing activities in the six months ended November 30, 2013 was $1,780 as compared to cash used of $37,001 in the six months ended November 30, 2012.  Cash provided by financing activities for the six months ended November 30, 2013, was a result of the exercise of stock options, whereas cash used of $37,001 in the prior fiscal year was due to the payment of $43,000 on the line of credit which was offset by $5,999 for the exercise of stock options.

     On February 13, 2009, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $400,000. The Line is secured by substantially all of the Company’s assets, bears interest at 1.0% plus the Wall Street Journal Prime West Coast Edition prime rate and expires February 24, 2014. The balance at November 30, 2013 and May 31, 2013 was $0.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 11, 2013, to consider and vote on the matters listed below.  The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on September 28, 2013.  The final voting results from the meeting are set forth below.

Proposal 1:  Election of Directors

     Based on the following votes, the individuals named below were each elected to serve as our directors until our next Annual Meeting of Stockholders.

Name                              Votes For                   Votes Withheld

Zackary Irani                 2,976,867               86,697

Janet Moore                   2,989,363               74,204

Allen Barbieri                3,037,863               25,704

Dr. Francis Cano              3,037,863               25,704

Dr. Jane Emerson              3,035,538               28,029

Proposal 2: Ratification of Selection of Independent Auditors

Based on the following votes, the selection of PKF Certified Public Accountants, A Professional Corporation as our independent registered public accounting firm for the 2014 fiscal year was ratified.

      Votes For   Votes Against     Abstentions        Broker Non-Votes

       5,600,998     47,811            9,287              1,046,278

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.			Description

	31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

	31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

	32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

	32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore
	101		Interactive data files pursuant to Rule 405 Regulation S-T, as follows:

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

Date: January 14, 2014
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2014
	By:	/S/ Janet Moore
Janet Moore
Chief Executive Officer
(Principal Financial Officer)