Form 10-Q
period 2014-02-28
BIOMERICA INC
filed 2014-04-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

           Large Accelerated Filer [_]           Accelerated Filer [_]

           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,543,714 shares of common stock, par value $0.08, as of April 14, 2014.

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Net sales	$3,441,299	$5,002,418	$1,492,719	$1,416,698

Cost of sales	(2,346,803)	(3,055,575)	(914,157)	(971,316)
Gross profit	1,094,496	1,946,843	578,562	445,382

Operating Expenses:
Selling, general and administrative	1,114,872	1,096,627	405,768	358,533
Research and development	368,222	353,904	140,177	150,182
Total operating expenses	1,483,094	1,450,531	545,945	508,715
(Loss) income from operations	(388,598)	496,312	32,617	(63,333)

Other Income (Expense):

Dividend and interest income	13,681	9,316	3,482	7,073
Interest (expense) income	(80)	(302)	(20)	6
Total other income	13,601	9,014	3,462	7,079

(Loss) income before income tax	(374,997)	505,326	36,079	(56,254)

(Provision) benefit for income taxes	(9,535)	(12,389)	(9,535)	20,640
Net (loss) income	$(384,532)	$492,937	$26,544	$(35,614)
Basic net (loss) income per common share	$(0.05)	$0.07	$0.00	$(0.01)
Diluted net (loss) income per common share	$(0.05)	$0.07	$0.00	$(0.01)
Weighted average number of common and common equivalent shares:
Basic	7,310,872	6,972,671	7,378,403	7,000,011
Diluted	7,310,872	7,410,917	7,731,252	7,000,011

Net (loss) income	$(384,532)	$492,937	$26,544	$(35,614)
Other comprehensive loss, net of tax:
Foreign currency translation	(1,114)	(2,709)	(1,110)	(2,155)
Comprehensive (loss) income	$(385,646)	$490,228	$25,434	$(37,769)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28, 2014 (unaudited)	May 31, 2013 (audited)

Assets

Current Assets:
Cash and cash equivalents	$1,665,690	$2,469,796
Accounts receivable, less allowance for doubtful accounts of $120,405 and $115,730 as of February 28, 2014 and May 31, 2013, respectively	1,171,767	871,660
Inventories, net	1,938,341	1,571,221
Prepaid expenses and other	141,007	196,678
Deferred tax assets, current portion	144,000	144,000
Total current assets	5,060,805	5,253,355

Property and equipment, net of accumulated depreciation and amortization of $1,163,523 and $844,684 as of February 28, 2014 and May 31, 2013, respectively	640,471	654,620
Deferred tax assets, net of current portion	85,000	85,000
Investments	165,324	165,324
Intangible assets, net	248,090	165,200
Other assets	71,388	71,388
Total assets	$6,271,078	$6,394,887
Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$423,130	$351,917
Accrued compensation	120,322	207,976
Total current liabilities	543,452	559,893

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at February 28, 2014 and May 31, 2013	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 7,513,714 and 7,274,714 at February 28, 2014 and May 31, 2013, respectively	601,096	581,976
Additional paid-in-capital	18,293,554	18,034,396
Accumulated other comprehensive loss	(10,120)	(9,006)
Accumulated deficit	(13,156,904)	(12,772,372)
Total Shareholders' Equity	5,727,626	5,834,994
Total Liabilities and Shareholders' Equity	$6,271,078	$6,394,887

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	February 28,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(384,532)	$492,937
Adjustments to reconcile net (loss) income to net cash (used in)provided by operating activities:
Depreciation and amortization	148,624	164,411
Stock option expense	11,003	17,155
Change in provision for losses on accounts receivable	4,675	(4,133)
Inventory reserve	(6,713)	3,891
Decrease in deferred rent liability	(10,109)	(3,420)
Changes in assets and liabilities:
Accounts receivable	(304,783)	691,339
Inventories	(360,407)	111,943
Prepaid expenses and other assets	55,671	(13,548)
Accounts payable and other accrued expenses	81,323	7,362
Other assets	-	(2,767)
Accrued compensation	(87,654)	30,870
Net cash (used in) provided by operating activities	(852,902)	1,496,040

Cash flows from investing activities:
Purchases of property and equipment	(117,365)	(249,410)
Net cash used in investing activities	(117,365)	(249,410)
Cash flows from financing activities:
Proceeds from sale of common stock	150,000	-
Proceeds from exercise of stock options	17,275	40,414
Payments on line of credit or equipment loan	--	(43,000)
Net cash provided by (used in) financing activities	167,275	(2,586)
Effect of exchange rate changes in cash	(1,114)	(2,709)
Net (decrease) increase in cash and cash equivalents	(804,106)	1,241,335
Cash and cash equivalents at beginning of period	2,469,796	1,077,342
Cash and cash equivalents at end of period	$1,665,690	$2,318,677
Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$80	$302
Income taxes	$9,535	$108,160
Non-Cash Investing Activities:
Payment of international regulatory approval fees in exchange for $100,000 due on agreement to purchase Biomerica restricted stock	$100,000	$-

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and subsidiaries (the “Company”),for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position,results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments that were made are of normal recurring nature.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2013 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2013 for the fiscal year ended May 31, 2013.The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as the Company’s German subsidiary and Mexican subsidiary which have not begun operations.All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

Accounts Receivable

The Company extends unsecured credit to its customers on a regular basis. International accounts are required to prepay until they establish a history with the Company and at that time,they are extended credit at levels based on a number of criteria.  Credit levels are approved by designated upper level management.Domestic customers are extended initial credit limits until they establish a history with the Company or submit credit information.All increases in credit limits are also approved by designated upper level management.Management evaluates receivables on a quarterly basis and adjusts the reserve for bad debt accordingly.Balances over ninety days old are reserved for unless collection is reasonably assured. Any charge-offs are approved by upper level management prior to charging off.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large accounts receivables balances relative to the total gross accounts receivables.At February 28, 2014, one customer accounted for 32.1% of the Company’s outstanding gross receivable balance and one foreign customer accounted for 43.4% and 15.3% of the Company’s net sales for the three and nine months ended February 28, 2014, respectively. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

The approximate balances of inventories are the following at:

	February 28, 2014	May 31, 2013

Raw materials	$885,000	$787,000
Work in progress	758,000	555,000
Finished products	295,000	229,000
Total	$1,938,000	$1,571,000

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $45,283 and $49,220 for the three months ended February 28, 2014 and 2013, and $131,514 and $142,484 for the nine months ended February 28, 2014 and 2013, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $5,989 and $4,368 for the three months ended February 28, 2014 and 2013, respectively, and $17,110 and $21,927 for the nine months ended February 28, 2014 and 2013, respectively.

Stock-Based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 “Share-based Compensation” (ASC 718), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate.

Expected volatilities are based on weighted averages of the historical volatility of the Company’s stock and other factors estimated over the expected term of the options.The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 28, 2014:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2013	846,500	$0.47
Granted	52,000	0.84
Exercised	(39,000)	0.44
Cancelled or expired	(10,000)	0.43
Outstanding February 28, 2014	849,500	$0.50

     On June 10, 2013, the Board granted a stock option to purchase 20,000 shares of the Company’s common stock at the purchase price of $0.93 per share.

     On November 13, 2013, the Board granted stock options to purchase 32,000 shares of the Company’s common stock at the purchase price of $0.84 per share.

     In June 2013, options to purchase 2,000 shares of the Company’s common stock were exercised at the exercise price of $0.38 per share.  Net proceeds to the Company were $760.

     In September 2013, options to purchase 2,500 shares of the Company’s common stock were exercised at the exercise prices of $0.45 and $0.38 per share. Net proceeds to the Company were $1,020.

     In December 2013, options to purchase 12,000 shares of the Company’s common stock were exercised at the exercise price of $0.38 per share. Net proceeds to the Company were $5,400.

     In January 2014, options to purchase 22,500 shares of the Company’s common stock were exercised at the exercise prices ranging from $0.43-$0.45 per share. Net proceeds to the Company were $10,095.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance,management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. The Company’s annual effective tax rate is approximately 38%, however, due to its federal net operating loss carry forwards, the effective tax rate for the three and nine months ended February 28, 2014 was adjusted for utilization of these carry forwards. During the quarter ended February 28, 2013, the Company recorded a refund due from the state of California which resulted in an adjustment to the provision for income taxes.

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

Deferred Rent

Incentive payments received from landlords are recorded as deferred lease incentives and are amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Net Income (Loss) Per Share

Basic earnings (loss) per share are computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended February 28, 2013 was 910,625. There were no anti-dilutive warrants or options excluded from the earnings per share calculation for the nine months ended February 28, 2013. There were no anti-dilutive warrants or options excluded from the earnings per share calculation for the three months ended February 28, 2014.The total amount of anti-dilutive warrants or options not included in earnings (loss) per share calculation for the nine months ended February 28, 2014 was 359,013.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Nine Months Ended February 28,		Three Months Ended February 28,

	2014	2013	2014	2013
Numerator:
(Loss)income from continuing operations	$(384,532)	$492,937	$26,544	$(35,614)
Denominator for basic net (loss) income Per common share	7,310,872	6,972,224	7,378,403	7,000,011
Effect of dilutive securities:
Options and warrants	-	438,246	352,849	-
Denominator for diluted net (loss)income per common share	7,310,872	7,410,470	7,731,252	7,000,011
Basic net (loss) income per common share	$(0.05)	$0.07	$0.00	$(0.01)
Diluted net (loss) income per common share	$(0.05)	$0.07	$0.00	$(0.01)

New Accounting Pronouncements

       Management does not believe that any recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expenses balances consist of the following at:

	February 28, 2014	May 31, 2013

Accounts payable	$317,464	$282,138
Accrued expenses	45,996	-
Deferred rent	59,670	69,779
Total	$423,130	$351,917

Note 4: Shareholders' Equity

For the nine months ended February 28, 2014, options to purchase 39,000 shares of the Company's common stock were exercised. See Note 2.

In January 2014, pursuant to the Stock Purchase Agreement dated April 18, 2013, the Company sold the remaining 200,000 shares of its common stock at a price of $1.25 per share to an investor for $250,000.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Nine Months Ended February 28,		Three Months Ended February 28,

	2014	2013	2014	2013
Revenues from sales to unaffiliated customers:
United States	$951,000	$654,000	$446,000	$217,000
Asia	599,000	2,503,000	383,000	559,000
Europe	1,797,000	1,810,000	598,000	627,000
South America	12,000	5,000	5,000	3,000
Middle East	65,000	28,000	45,000	10,000
Other	17,000	2,000	16,000	1,000
	$3,441,000	$5,002,000	$1,493,000	$1,417,000

       No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 6: Commitments and Contingencies

     In March 2014, the Company renewed the line of credit (the "Line") with its bank with a borrowing limit of $250,000. The line is secured by substantially all of the Company’s assets, bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate. The balance at February 28, 2014 and May 31, 2013 was $0 and $43,000, respectively.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $20,810 per month.

Note 7: Subsequent Events

     In March 2014, options to purchase 30,000 shares of the Company’s common stock were exercised at the exercise price of $0.60 per share. Net proceeds to the Company were $18,000.

     On March 18, 2014, the Board of Directors approved the grant of 126,000 options to purchase shares of the Company under the 2010 Stock Option Plan at an exercise price of $0.71 per share with an expiration date of five years from date of grant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING,SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OR CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE ABILITY OF THE COMPANY TO MAINTAIN REQUIREMENTS TO BE LISTED ON NASDAQ, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

Biomerica, Inc. and Subsidiaries ("Biomerica",the "Company", "we" or "our") develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores).Our diagnostic test kits are used to analyze blood or urine from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,492,719 for the three months ended February 28, 2014 as compared to $1,416,698 for the same period in the previous year. This represents an increase of $76,021 or 5.4%. The increase for the three month period was due to increased sales in the United States. In addition, while China sales were down compared to the same period last fiscal year,the sales in this quarter increased compared to the first and second quarters of this fiscal year. For the nine month periods ended February 28, 2014 as compared to February 28, 2013, net sales were $3,441,299 as compared to $5,002,418, a decrease of $1,561,119, or 31.2%.  The decrease for the nine month period was primarily due to the decrease of sales in Asia which resulted from the restructuring of the Company’s distribution channel in China which is negatively impacting sales in the near term. Management anticipates that sales volume through this distribution channel will increase.

        For the three months ended February 28, 2014 as compared to 2013, cost of sales decreased as a percentage of sales from 68.6% of sales or $971,316, to 61.2% of sales, or $914,157. This decrease in cost of sales was the result of various factors, which included product mix of items sold, lower wages and lower scrap. For the nine months ended February 28, 2014 as compared to 2013, cost of sales as a percentage of sales increased from 61.1% of sales or $3,055,575, to 68.2% of sales or $2,346,803. The increase in cost of sales as a percentage was primarily a result of the lower sales volume.

         For the three months ended February 28, 2014 compared to 2013, selling, general and administrative costs increased by $47,255, or 13.2%. For the nine month periods ended February 28, 2014 as compared to 2013, general and administrative costs increased by $18,245, or 1.7%. The increase in selling, general and administrative costs was primarily due to higher cost of trade show attendance and commissions.

         For the three months ended February 28, 2014 compared to 2013, research and development expenses decreased by $10,005, or 6.7%. This decrease was primarily due to lower material costs. For the nine month period ended February 28, 2014 as compared to February 29, 2013, these expenses increased by $14,318, or 4.0%.  The increase for the nine months was primarily due to outside services.

         For the three and nine month ended February 28, 2014 as compared to 2013, dividend and interest income and interest expense remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

       As of February 28, 2014 and May 31, 2013, the Company had cash and cash equivalents in the amount of $1,665,690 and $2,469,796 and working capital of $4,517,353 and $4,693,462, respectively.

       During the nine months ended February 28, 2014 the Company’s operations used cash of $852,902 compared to cash provided of $1,496,040 in the same period of the prior fiscal year. Cash used in operations in fiscal 2014 was a result of the net loss of $384,532, increases of $360,407 in inventory, increases of trade accounts receivable in the amount of $304,783 and delayed payout of compensation of $87,654. In addition to this, there were non-cash charges of approximately $148,624 which consisted primarily of depreciation expense. Cash used in investing activities in the nine months ended February 28, 2014 was $117,365 compared to the nine months ended February 28, 2013 of $249,410.  The increase was due to equipment purchases of $117,365. Cash provided by financing activities in the nine months ended February 28, 2014 was $167,275 as compared to cash used of $2,586 in the nine months ended February 29, 2013. This was the result of $17,275 for stock options exercised and cash received from a private placement of restricted common stock in the amount of $150,000.

       In March 2014, the Company renewed the line of credit (the "Line") with its bank which has a borrowing limit of $250,000. The line is secured by substantially all of the Company’s assets, bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate. At February 28, 2014, the Company had not drawn any funds on the Line.

       On April 8, 2013, the Company entered into a Stock Purchase Agreement wherein the Company agreed to issue and sell to a private investor 400,000 shares of restricted common stock at the purchase price of $1.25 per share ($500,000). On April 8, 2013, the initial deposit of $250,000 was received by the Company and therefore 200,000 shares were issued. On January 15, 2014, the remaining balance of the Purchase Agreement was fulfilled and therefore the remaining 200,000 shares were issued.

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

Item 4.  CONTROLS AND PROCEDURES

         Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed,summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. In January 2014, pursuant to the Stock Purchase Agreement dated April 8, 2013, the Company sold the reamining shares of its common stock at a price of $1.25 per share to an investor for $250,000. Part of the proceeds were used to pay for international regulatory approval fees. The remaining proceeds from the sale will strengthen the Company’s balance sheet and may be used for various product registrations and/or research and development.

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

Date: April 14, 2014
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)
Date: April 14, 2014
	By:	/S/ Janet Moore
Janet Moore
Chief Executive Officer
(Principal Financial Officer)