Form 10-K
period 2014-05-31
BIOMERICA INC
filed 2014-08-29
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2014

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 5,709,022 shares held by non-affiliates and the closing price of $0.85 per share for Common Stock in the over-the-counter market as of November 30, 2013): $4,852,669

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2014:  7,551,964

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2014. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

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

Biomerica maintains its headquarters in Irvine, California where it houses administration, product development, sales and marketing, customer services and some manufacturing operations.  A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.  Biomerica has established wholly owned subsidiaries in Mexico and Germany for future use. The Company expended considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others). We plan to continue to license technology from universities and other institutions in order to increase our product line and bring new products to market at a faster pace.  We utilize technical personnel to conduct product improvement and technical transfer development activities, as well as explore potential new technologies that the Company may wish to develop. We are currently pursuing the development of a test for the gastrointestinal market.

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

RESEARCH AND DEVELOPMENT

While we have restructured our internal research group in favor of licensing in new technology from outside institutions to decrease time to market, we do utilize our technical personnel to develop new products especially where there is not outside technology licensing possible.  We are currently pursuing the development of a test for the gastrointestinal market.  Our increase in research and development spending is due to our focus on this test and the feasibility of possible FDA clearance for such a test. The Company also utilizes technical personnel to conduct other development activities, improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2014 and 2013 aggregated $589,866 and $459,086, respectively.

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

For the years ended May 31, 2014 and 2013, the Company had one and two distributors, respectively, which accounted for 23.4% and 40.5%, respectively, of consolidated sales.  During the last quarter of the year ended May 31, 2013, the Company terminated its contract with the distributor which accounted for 29.7% of its sales in fiscal 2013 due to certain proprietary disagreements and entered into an agreement with a new distributor.  During the year ended May 31, 2014, this new distributor accounted for 23.4% of sales. The new distributor has represented to management that it believes that sales will increase to the same levels of that of the previous distributor.

BACKLOG

At May 31, 2014 and 2013, Biomerica had a backlog of approximately and $376,000 and $83,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the year ended May 31, 2014, two companies accounted for 30.2% of the purchases of raw materials. For the year ended May 31, 2013, one company accounted for 26.6% of the purchases for raw materials.

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

The primary competitive factors affecting the sale of diagnostic products are uniqueness, technology, quality of product, performance, price, service and marketing. We believe we compete primarily on the basis of the uniqueness of our products, the quality of our products, the speed of our test results, our patent position, our favorable pricing and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but have had limited marketing capability. We are working on expanding this capability through marketing and strategic cooperation with larger companies and distributors.

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

Class II - GAP™ IgG H. Pylori ELISA kit, GAP™ IgM H. Pylori ELISA kit, PTH (intact) ELISA kit, Calcitonin ELISA kit, Erythropoietin ELISA kit, ACTH ELISA kit, Isletest™ GAD ELISA kit, IAA ELISA kit, GAP™ IgA H. Pylori ELISA kit, Myoglobin ELISA, Troponin I ELISA, HS-CRP ELISA, Allerquant™ Food Intolerance Kits, Allerquant™ Food Additive Intolerance Kit, Intrinsic Factor Autoantibodies ELISA Kit, LKM-1 Autoantibodies IgG ELISA Kit, Calprotectin ELISA Kit, Cryptosporidium ELISA Kit, Giardia ELISA Kit, E. histolytica ELISA Kit, Anti-Gliadin IgG ELISA Kit, Anti-Gliadin IgA ELISA Kit, and Transglutaminase ELISA , Fortel™ Ultra Midstream (OTC and plastic stick), EZ-HCG™ Rapid Pregnancy test (professional and dipstick), EZ Detect™ Fecal Occult Blood test (Physician's dispenser pack and OTC), Aware™ Breast Self-Examination Pad, drugs of abuse rapid tests, EZ-HP Professional, EZ-HP OTC,  Fortel™ Cat Allergy Test, Fortel™ Dog Allergy Test, , FSH, H. Pylori antigen, Listeria Salmonella, Shigella, Giardia and C. difficile Antigen  rapid tests.

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

Biomerica's Quality Management System is in compliance with the EN ISO 13485:2003. EN ISO 13485:2003 is an internationally recognized standard in which companies establish their methods of operation and commitment to quality.

SEASONALITY OF BUSINESS

The businesses of the Company and its subsidiaries have not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2014	2013
Europe	$2,450,000/47.8%	$2,840,000/43.9%
United States	1,256,000/24.5%	822,000/12.7%
Asia	1,300,000/25.4%	2,770,000/42.8%
S. America	19,000/0.4%	7,000/0.1%
Middle East	76,000/1.5%	31,000/0.5%
Other foreign	19,000/0.4%	3,000/0.0%
Total Revenues	$5,120,000/100%	$6,473,000/100%

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect", "EZ-H.P" and "EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. In addition, Biomerica holds the following patent: Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.

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

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets.   Royalty expense for this license was approximately $600 and $300 for the years ended May 31, 2014 and 2013, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for each of six products, with a similar amount to be paid for one additional product if it is transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company incurred approximately $15,000 per year in amortization of licensing fees during fiscal 2014 and 2013.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2014 the Company has amortized $10,000 of this. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.   A credit to royalty expense in the amount of $8,300 was recorded in fiscal 2014 due to over accrual of such royalty. Royalty in the amount of $24,000 was recorded for the year ended May 31, 2013.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized all of this licensing fee as of May 31, 2014.  Royalty expense for this license was approximately $6,900 and $7,000 for the years ended May 31, 2014 and 2013, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $21,000 and $26,000 is included in cost of sales for these agreements for the years ended May 31, 2014 and 2013, respectively. Beginning in fiscal 2011, the Company was only required to pay royalties for one of the products due to the fact that the company no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.0% and 2.9% of total sales for the years ended May 31, 2014 and 2013, respectively. The Company may license other products or technology in the future as it deems necessary for conducting this line of business.

EMPLOYEES

As of May 31, 2014 and 2013, the Company employed 36 and 34 employees, respectively, 2 of whom are part-time employees in the United States. The following is a breakdown between departments:

	2014	2013
Administrative	5	5
Marketing & Sales	3	3
Production and Operations	28	26
Total	36	34

In addition, Biomerica contracts with Lancer for the services of 19 people at its Mexico facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

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

Government Regulation - Biomerica's immunodiagnostic products are regulated in the United States as medical devices primarily by the FDA and as such, require regulatory clearance or approval prior to commercialization in the United States. Pursuant to the FDCA, and the regulations promulgated thereunder, the FDA regulates, among other things, the clinical testing, manufacture, labeling, promotion, distribution, sale and use of medical devices in the United States. Failure of Biomerica to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant pre-market clearance or pre-market approval of devices, withdrawal of marketing approvals, and criminal prosecution. In addition, there is the possibility that new health care reform laws may have a negative impact on the Company’s sales.

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

Risk of Product Liability - Testing, manufacturing and marketing of Biomerica's products entails risk of product liability. In addition, the Company may have unknown intellectual property risks associated with patent or trademark infringement of other companies as well as having other companies infringe on our intellectual property . Biomerica currently has product liability insurance. There can be no assurance, however, that Biomerica will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect Biomerica against losses due to product liability. An inability to obtain sufficient insurance coverage could prevent or inhibit the commercialization of Biomerica's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

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

Common stock performance - The common stock of the Company is subject to fluctuations as a result of a variety of factors including, but not limited to, financial results, general economic conditions, fluctuations in sales volumes and expenses, competition, and our failure to generate new products.  The loss of one or more employees in senior management could adversely impact the Company’s stock value.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases its office facilities. At May 31, 2014, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. The lease for its headquarters expires on August 31, 2016.  The Company has an option to extend the term of its lease for two additional sixty month periods. The Company also leases approximately 7,000 square feet of floor space in Mexico on a month-to-month basis as well as a smaller unit for use in one manufacturing process.

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

	Bid Prices
	High	Low
Quarter ended:
May 31, 2014	$1.00	$0.70
February 28, 2014	$1.00	$0.71
November 30, 2013	$1.02	$0.69
August 31, 2013	$1.00	$0.80
May 31, 2013	$1.24	$0.82
February 29, 2013	$1.25	$0.81
November 30, 2012	$0.88	$0.67
August 31, 2012	$0.79	$0.63

As of May 31, 2014, the number of holders of record of Biomerica's common stock was approximately 850, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

During the fiscal year ended May 31, 2014, the Company sold 200,000 shares of its common stock at a price of $1.25 per share to an investor, the new distributor in China, for proceeds of $250,000, $150,000 of which was received in cash and $100,000 of which was invested in intangible costs related to product registrations.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2014.

The table below provides information relating to our equity compensation plans as of May 31, 2014:

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)

Equity compensation Plans approved by Securities holders	860,500	$0.51	14,125

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

RESULTS OF OPERATIONS

Our consolidated net sales were $5,120,451 for fiscal 2014 compared to $6,472,960 for fiscal 2013. This represents a decrease of $1,352,509, or 20.9%.  Sales decreased primarily as a result of restructuring the Company’s distribution channel in China at the end of the fiscal year ended 2013. During the fiscal year ended 2014, sales to a new distributor have steadily increased but did not reach sales levels of 2013.

Cost of sales in fiscal 2014 as compared to fiscal 2013 decreased from $4,045,099 to $3,451,243 or by $593,856. The percentage of cost of sales relative to sales increased from 62.5%, to 67.4%, or by 4.9%, due to various factors which included decreased sales which resulted in higher cost of labor and overhead per unit due to fixed costs.

Selling, general and administrative costs increased in fiscal 2014 as compared to fiscal 2013 from $1,454,767 to $1,525,936, or by $71,169. The increase was primarily a result of higher commissions, outside services and rent which were offset by lower bad debt expense and trade show expenses.

Research and development expense was $589,866 in fiscal 2014 as compared to $459,086 in fiscal 2013. This is an increase of $130,780, primarily as a result of increased costs related to a new gastrointestinal product and feasibility for FDA clearance.

Interest expense decreased to $142 in fiscal 2014 as compared to $302 in fiscal 2013. Interest and dividend income increased from $10,708 to $17,183 due to higher dividends from the Company’s investment in its Polish distributor.

Other income increased from $50 to $3,133, an increase of $3,083.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2014, the Company had cash and cash equivalents in the amount of $1,509,125, as compared to $2,469,796 of cash and cash equivalents as of May 31, 2013.  As of May 31, 2014 and 2013, the Company had working capital of $4,357,330 and $4,693,462, respectively.

Operating Activities

During fiscal 2014, cash used in operations was $862,273 as compared to cash provided by operations of $1,394,037 in fiscal 2013. The decrease of $2,256,310 in fiscal 2014 was due to a loss of $215,660 in fiscal 2014 as compared to income of $536,957 in fiscal 2013, an increase in accounts receivable of $490,316 in fiscal 2014 as compared to the collection of accounts receivable totaling $326,317 in fiscal 2013 (a difference of $816,633), an increase in inventories of $158,960 in fiscal 2014 as compared to a decrease in inventories of $245,960 in fiscal 2013 (a difference of $404,920) and payment of accrued compensation of $93,813 as compared to an increase in accrued compensation of $21,135 (a difference of $114,948).

Investing Activities

During fiscal 2014, cash used in investing activities was $282,530 as compared to $257,121 in fiscal 2013. Cash of $137,234 and $257,121 was utilized for the purchase of property and equipment in fiscal 2014 and 2013, respectively. In fiscal 2014, the Company invested $146,496 into licenses for new products and product registration fees as compared to $0 in fiscal 2013.

Financing Activities

Cash provided by financing activities in fiscal 2014 was $185,275 as compared to cash provided by financing activities of $258,514 in fiscal 2013.

During the fiscal year ended May 31, 2014, the Company sold 200,000 shares of its common stock at a price of $1.25 per share to an investor, the new distributor in China, for proceeds of $250,000, $150,000 of which was received in cash and $100,000 of which was invested in intangible costs related to product registrations.

Other

In March 2014, the Company entered into a line of credit (the "Line") with its bank which has a borrowing limit of $250,000. The line is secured by substantially all of the Company’s assets, bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate. At May 31, 2014, the Company had not drawn any funds on the Line.

OFF BALANCE SHEETS ITEMS

There were no off-balance sheet arrangements as of May 31, 2014.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 of the Consolidated Financial Statements describe the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income. We have determined that it was more likely than not that our deferred tax assets will be realized in the future. As a result of this determination, we have released our remaining valuation allowance against our deferred tax assets and did not accrue a reserve against our additional deferred tax asset that increased as a result of our loss in this fiscal year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced recently, that may affect the general economic climate and performance of Biomerica, Inc. or its customers.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2014, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2014.

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

Dated: 8/29/14

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/14
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/14
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/14
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/29/14
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/14
Jane Emerson,
M.D., Ph.D. Director

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biomerica, Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of May 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. and Subsidiaries as of May 31, 2014 and 2013, and the results of its consolidated operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

August 29, 2014 San Diego, California	/s/ PKF PKF
Certified Public Accountants
A Professional Corporation

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	May 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,509,125	$2,469,796
Accounts receivable, less allowance for doubtful accounts of $30,000 and $115,730, respectively	1,447,705	871,660
Inventories, net	1,765,772	1,571,221
Deferred tax assets, current portion	87,000	144,000
Prepaid expenses and other	103,572	196,678
Total current assets	4,913,174	5,253,355

PROPERTY AND EQUIPMENT
Equipment	1,504,322	1,429,906
Furniture, fixtures and leasehold improvements	270,949	256,723
Total property and equipment	1,775,271	1,686,629
Accumulated depreciation	(1,160,934)	(1,032,009)
Net property and equipment	614,337	654,620

DEFERRED TAX ASSETS, net of current portion	359,000	85,000
INTANGIBLE ASSETS, net	382,181	165,200
INVESTMENTS	165,324	165,324
OTHER ASSETS	36,297	71,388
TOTAL ASSETS	$6,470,313	$6,394,887

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$441,681	$351,917
Accrued compensation	114,163	207,976
Total current liabilities	555,844	559,893

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2014 and 2013	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 7,543,714 and 7,274,714 shares issued and outstanding, respectively	603,496	581,976
Additional paid-in capital	18,309,154	18,034,396
Accumulated other comprehensive loss	(10,149)	(9,006)
Accumulated deficit	(12,988,032)	(12,772,372)
Total shareholders' equity	5,914,469	5,834,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,470,313	$6,394,887

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MAY 31	2014	2013

Net sales	$5,120,451	$6,472,960
Cost of sales	(3,451,243)	(4,045,099)

GROSS PROFIT	1,669,208	2,427,861

OPERATING EXPENSES
Selling, general and administrative	1,525,936	1,454,767
Research and development	589,866	459,086

Total operating expenses	2,115,802	1,913,853

(LOSS) INCOME FROM OPERATIONS	(446,594)	514,008

OTHER INCOME (EXPENSE)
Interest expense	(142)	(302)
Interest and dividend income	17,183	10,708
Other income	3,133	50
Total other income	20,174	10,456

(LOSS) INCOME BEFORE INCOME TAXES	(426,420)	524,464

INCOME TAX BENEFIT	210,760	12,493

NET (LOSS) INCOME	$(215,660)	$536,957

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.03)	$0.08

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.03)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
Basic	7,370,787	7,024,418

Diluted	7,370,787	7,451,113

NET (LOSS) INCOME	$(215,660)	$536,957

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(1,143)	(2,976)
COMPREHENSIVE (LOSS) INCOME	$(216,803)	$533,981

See accompanying notes to consolidated financial statements.

 BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED MAY 31, 2014 AND 2013

	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total
Balances, May 31, 2012	6,952,339	$556,186	$17,737,807	$(6,030)	$(13,309,329)	$4,978,634

Exercise of stock options	122,375	9,790	41,724	--	--	51,514

Foreign currency translation	--	--	--	(2,976)	--	(2,976)

Sale of shares of common stock	200,000	16,000	234,000	--	--	250,000

Compensation expense in connection with options granted	--	--	20,865	--	--	20,865

Net income	--	--	--	--	536,957	536,957

Balances, May 31, 2013	7,274,714	$581,976	$18,034,396	$(9,006)	(12,772,372)	$5,834,994

Exercise of stock options	69,000	5,520	29,755	--	--	35,275

Foreign currency translation	--	--	--	(1,143)	--	(1,143)

Sale of shares of common stock	200,000	16,000	234,000	--	--	250,000

Compensation expense in connection with options granted	--	--	11,003	--	--	11,003

Net (loss)		--	--	--	(215,660)	(215,660)

Balances, May 31, 2014	7,543,714	$603,496	$18,309,154	$(10,149)	$(12,988,032)	$5,914,469

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(215,660)	$536,957
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	207,033	216,708
Change in provision for losses on accounts receivable	(85,730)	2,539
Inventory reserve	(35,591)	3,891
Gain on disposal of property and equipment	(1,200)	--
Stock option expense	11,003	20,865
Decrease in deferred rent liability	(13,799)	(5,076)
Decrease in deferred tax assets	(217,000)	9,000
Changes in assets and liabilities:
Accounts receivable	(490,316)	326,317
Inventories	(158,960)	245,960
Prepaid expenses and other	93,106	14,022
Other assets	35,091	7,173
Accounts payable and other accrued expenses	103,563	(5,454)
Accrued compensation	(93,813)	21,135

Net cash (used in) provided by operating activities	(862,273)	1,394,037

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(137,234)	(257,121)
Purchases of intangible assets	(146,496)	--
Proceeds from sales of property and equipment	1,200	--

Net cash used in investing activities	(282,530)	(257,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	150,000	250,000
Net payments on line of credit	--	(43,000)
Proceeds from exercise of stock options	35,275	51,514

Net cash provided by financing activities	185,275	258,514

Effect of exchange rate changes on cash	(1,143)	(2,976)

Net (decrease) increase in cash and cash equivalents	(960,671)	1,392,454

CASH AND CASH EQUIVALENTS, beginning of year	2,469,796	1,077,342

CASH AND CASH EQUIVALENTS, end of year	$1,509,125	$2,469,796

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Non-cash investing and financing activities:
Payment of international regulatory approval fees in Exchange for $100,000 due on agreement to purchase Biomerica restricted stock	$100,000	--
Cash paid during the period for:
Interest	$142	$302

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2014 AND 2013

1.    ORGANIZATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacture and marketing of medical diagnostic kits. As of May 31, 2014 and 2013, the Company had one operational unit.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2014 and 2013 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary and Mexican subsidiary which have not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe it is exposed to any significant credit risks.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. For the years ended May 31, 2014 and 2013, the Company had one and two distributors, respectively, which accounted for 23.4% and 40.5%, respectively, of consolidated sales.  During the last quarter of the year ended May 31, 2013, the Company terminated its contract with the distributor which accounted for 29.7% of its sales in fiscal 2013 due to certain proprietary disagreements and entered into an agreement with a new distributor.  During the year ended May 31, 2014, this new distributor accounted for 23.4% of sales.  The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2014, two customers accounted for 60.5% of gross accounts receivables. At May 31, 2013, one customer accounted for 14.8% of gross accounts receivable.

For the year ended May 31, 2014, two companies accounted for 30.2% of the purchases of raw materials. For the year ended May 31, 2013, one company accounted for 26.6% of the purchases for raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2014 and 2013, approximately $443,000 and $355,000 of Biomerica's gross inventory and approximately $43,000 and $8,000, of Biomerica's property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

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

Inventories approximate the following at May 31:

	2014	2013
Raw materials	$899,000	$787,000
Work in progress	635,000	555,000
Finished products	232,000	229,000
Total	$1,766,000	$1,571,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.  For the years ended May 31, 2014 and 2013 inventory reserves were approximately $43,000 and $79,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $177,518 and $187,325 for the years ended May 31, 2014 and 2013, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $29,515 and $29,383 for the years ended May 31, 2014 and 2013, respectively. Intangible assets with indefinite lives such as perpetual licenses are not amortized but rather tested for impairment at least annually.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. In July 2012, the FASB issued another update to ASC 350 Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. During fiscal 2013, the Company adopted the updated guidance in ASC 350 and used the qualitative assessment to determine whether there was any impairment. This analysis indicated that no impairment adjustment was required as of May 31, 2014.

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

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2014	2013
Dividend yield	0%	0%
Expected volatility	48.65-49.85%	70.59-70.70%
Risk free interest rate	0.84-1.155%	0.51-0.53%
Expected life	3.50 years	3.50 years

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2014 and 2013, the allowance for returns is $0.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $589,866 and $459,086 of research and development expenses during the years ended May 31, 2014 and 2013, respectively.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $8,000 and $6,000 for the years ended May 31, 2014 and 2013, respectively.

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

NET (LOSS) INCOME PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the years ended May 31, 2014 and 2013 were 860,500 and 0, respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2014	2013
Numerator for basic and diluted net (loss) income per common share	$(215,660)	$536,957
Denominator for basic net (loss) income per common share	7,370,787	7,024,418
Effect of dilutive securities:
Options	--	426,695
Denominator for diluted net(loss) income per common share	7,370,787	7,451,113
Basic net (loss) income per common share	$(0.03)	$0.08
Diluted net (loss) income per common share	$(0.03)	$0.07

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which corresponds to the Company’s first quarter of fiscal 2014. Early adoption is permitted. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013 which corresponds to the Company’s first quarter of fiscal 2015. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity’s fiscal year of adoption. Prior periods should not be adjusted. The Company is evaluating the effect the adoption will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, net

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2014	2013
Patents and licenses	$491,670	$245,174
Less accumulated amortization	(109,489)	(79,974)
	$382,181	$165,200

Expected amortization of intangible assets for the years ending May 31:

2015	$72,269
2016	72,269
2017	72,195
2018	66,421
2019	63,721
Thereafter	35,306
Total	$382,181

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2014	2013
Accounts payable	$385,701	$282,138
Deferred rent	55,980	69,779
	$441,681	$351,917

5.    DEBT

During March 2014, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line of credit (the "Line") in the amount of $250,000. The interest rate for the line of credit was the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 2.00%. Minimum monthly payments are the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company has granted the bank security interest in the assets of the Company as collateral. The Line expires March 12, 2015. The Company owed $0 on this Line as of May 31, 2014.

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

Activity as to stock options outstanding are as follows:

	NUMBER OF STOCK OPTIONS	PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at May 31, 2012	1,004,500	$0.30 - $0.75	$0.46
Options granted	30,000	$0.65 - $0.68	$0.67
Options exercised	(122,375)	$0.30 - $0.73	$0.42
Options canceled or expired	(65,625)	$0.38 - $0.73	$0.52
Options outstanding at May 31, 2013	846,500	$0.38 - $0.75	$0.47
Options granted	178,000	$0.71-$0.84	$0.75
Options exercised	(69,000)	$0.38-$0.60	$0.51
Options canceled or expired	(95,000)	$0.43-$0.84	$0.59
Options outstanding at May 31, 2014	860,500	$0.38-$0.84	$0.51

The weighted average fair value of options granted during 2014 and 2013 was $0.75 and $0.67, respectively. The aggregate intrinsic value of options exercised during 2014 and 2013 was approximately $20,000 and $70,300, respectively. The aggregate intrinsic value of options outstanding at May 31, 2014 and 2013 was approximately $325,000 and $353,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2014 and 2013 was approximately $189,000 and $162,000, respectively.

Activity as to non-vested stock options are as follows:

		STOCK OPTIONS WEIGHTED AVERAGE AVERAGE GRANT DATE FAIR VALUE
	NUMBER OF SHARES

Nonvested shares at May 31, 2013	408,250	$0.42
Granted	178,000	$0.75
Vested/Issued	(162,250)	$0.42
Forfeited	(14,000)	$0.43
Nonvested shares at May 31, 2014	410,000	$0.56

At May 31, 2014, total compensation cost related to non-vested stock option awards not yet recognized totaled $127,723. The weighted-average period over which this amount is expected to be recognized is 2.71 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2014 was 2.61 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2014. These options are comprised of those granted under the 1999 and 2010 plans.

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING 5/31/2014	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2014	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.30 - $ 0.50	602,500	2.30	$ 0.41	371,500	$ 0.41
$ 0.51 - $ 0.75	211,000	4.58	$ 0.72	77,500	$ 0.75
$ 0.83 - $ 0.84	47,000	3.57	$0.84	--	--

STOCK ACTIVITY

In October 2012, the Board of Directors granted stock options for 30,000 options to employees of the Company.  The options vest one quarter after one year and then will vest one quarter per year thereafter.  The options are at the exercise price of $0.65 and $0.68 per share and expire in five years.

During the fiscal year ended May 31, 2013, options to purchase 122,375 shares of common stock were exercised at prices ranging from $0.30 to $0.73.  Total proceeds to the Company were $51,514.

During the fiscal year ended May 31, 2013, the Company sold 200,000 shares of its restricted common stock at a price of $1.25 per share to an investor for proceeds of $250,000.  The investor agreed to purchase an additional 200,000 shares of common stock at $1.25 at a later date.

During the fiscal year ended May 31, 2014, options to purchase 69,000 shares of common stock were exercised at prices ranging from $0.38 to $0.60.  Total proceeds to the Company were $35,275.

During the fiscal year ended May 31, 2014, the Company sold 200,000 shares of its common stock at a price of $1.25 per share to the above mentioned investor for proceeds of $250,000.

7.    INCOME TAXES

Income tax (benefit) expense from continuing operations for the years ended May 31, 2014 and 2013 consists of the following current provisions:

	2014	2013
Current:
U.S. Federal	$--	$--
State and local	6,240	(21,493)
Total current	6,240	(21,493)
Deferred:
U.S. Federal	(174,000)	(521)
State and local	(43,000)	9,521
Total deferred	(217,000)	9,000
Income tax (benefit) expense	$(210,760)	$(12,493)

Income tax (benefit) expense from continuing operations differs from the amounts computed by applying the U.S.

Federal income tax rate of 35 percent to pretax income as a result of the following:

Years ended May 31,	2014	2013
Computed "expected" tax expense (benefit)	$(148,760)	$184,000
Increase (reduction) in income taxes resulting from:

Change in valuation allowance	--	(205,000)
State income taxes, net of federal benefit	(47,000)	15,000
Research and development tax credits	(26,000)	(14,000)
Permanent tax differences and other	11,000	7,507
Income tax (benefit) expense	$(210,760)	$(12,493)

The tax effect of significant temporary differences is presented below:

Years ended May 31,	2014	2013
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	$11,000	$47,000
Inventory valuation	16,000	32,000
Compensated absences and deferred payroll	39,000	37,000
Net operating loss carryforwards	325,000	94,000
Tax credit carryforwards	160,000	117,000
Deferred rent expense	21,000	28,000
Other	48,000	42,000
Total deferred tax assets	620,000	397,000
Less valuation allowance	--	--
	620,000	397,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	(174,000)	(168,000)

Net deferred tax asset	$446,000	$229,000

Deferred tax assets, current portion	$87,000	$144,000
Deferred tax assets, long-term portion	359,000	85,000
	$446,000	$229,000

The Company has provided a valuation allowance of $0 as of May 31, 2014 and 2013, respectively. The net change in the valuation allowance for the years ended May 31, 2014 and 2013 was a decrease of $0 and $280,000, respectively.

At May 31, 2014 and 2013, the Company has federal income tax net operating loss carryforwards of approximately $1,035,000 and $480,000, respectively. Of the reported net operating loss carryforwards, approximately $211,000 are related to windfall tax benefits from the exercise of the Company’s stock options by certain employees. Pursuant to ASC 718, the federal benefit of approximately $74,000 associated with this portion of the net operating loss will be credited to additional paid-in capital when the tax benefits are actually realized. The federal net operating loss carryforwards begin to expire in 2021. At May 31, 2014 and 2013, the Company has California state income tax net operating loss carryforwards of approximately $642,000 and $0, respectively.

At May 31, 2014, the Company has federal research and development tax credit carryforward of approximately $146,000.  The federal credits begin to expire in 2027.  The Company also had similar credit carry forwards for state purposes of $14,000 at May 31, 2014.

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

For the fiscal year ended May 31, 2014 and 2013, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2010.

8.    BUSINESS SEGMENTS

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	2014	2013
Net sales:
Europe	$2,450,000	$2,840,000
United States	1,256,000	822,000
Asia	1,300,000	2,770,000
South America	19,000	7,000
Middle East	76,000	31,000
Other foreign	19,000	3,000
Total net sales	$5,120,000	$6,473,000

9.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.   The Company has an option to extend the term of its lease for two additional sixty month periods. The initial base rent was set at $18,490 per month increasing to $22,080 through August 31, 2016, with a security deposit of $22,080.  The following is a schedule of rent payments due under the terms of the lease:

Years Ending May 31,
2015	$255,363
2016	263,031
2017	66,240
Total	$584,634

According to the terms of the lease, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total gross rent expense in the U.S. for fiscal 2014 and 2013 was $234,960 and $234,960, respectively.  Net rent expense in the U.S. for fiscal 2014 and 2013 was $234,960 and $210,935, respectively.  The Company received $0 and $24,025 in fiscal 2014 and 2013, respectively, in income from a temporary sublease, which offset total rent expense. Rent expense for the Mexico facility for fiscal 2014 and 2013 was $33,385 and $33,744, respectively.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2014.

CONTRACTS

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets. Royalty payments of 10% of sales are due on these products for a period of five years.  Royalty expense for this license was approximately $600 and $300 for the years ended May 31, 2014 and 2013, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for each of six products, with a similar amount to be paid for each of two additional products as they are transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company had incurred approximately $15,000 and $15,000 in amortization of licensing fees during fiscal 2014 and 2013, respectively.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2014, the Company had amortized $10,000 of the license. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  A credit to royalty expense in the amount of $8,300 was recorded in fiscal 2014 due to over accrual of such royalty. Royalty in the amount of $24,000 was recorded for the years ended May 31, 2013.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized the entire licensing fee as of May 31, 2013.   Royalty expense for this license was approximately $6,900 and $7,000 for the years ended May 31, 2014 and 2013, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $21,000 and $26,000 is included in cost of sales for these agreements for the years ended May 31, 2014 and 2013, respectively. Beginning in fiscal 2011 the Company is only required to pay royalties for one of the products due to the fact that the company that was paid the royalties no longer provides materials to make that product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.0% and 2.9% of total sales for the years ended May 31, 2014 and 2013, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.