Form 10-Q
period 2014-08-31
BIOMERICA INC
filed 2014-10-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,551,964 shares of common stock, par value $0.08, as of October 15, 2014.

	BIOMERICA, INC.

	INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three Months Ended August 31, 2014 and 2013	1

	Condensed Consolidated Balance Sheets (unaudited) August 31, 2014 and (audited) May 31, 2013	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months Ended August 31, 2014 and 2013	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	9-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II	Other Information

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	11

Item 3.	Defaults upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	12

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS(UNAUDITED)

	Three Months Ended August 31,

	2014	2013

Net sales	$1,034,450	$1,013,739

Cost of sales	(724,539)	(753,448)
Gross profit	309,911	260,291

Operating Expenses:
Selling, general and administrative	338,316	342,802
Research and development	195,706	91,257
Total operating expenses	534,022	434,059
Loss from operations	(224,111)	(173,768)

Other Income (Expense):
Dividend and interest income	4,861	6,054
Interest expense	(18)	-
Total other income	4,843	6,054
Loss before income tax	(219,268)	(167,714)

Provision for income taxes	-	-
Net loss	$(219,268)	$(167,714)
Basic net loss per common share	$(0.03)	$(0.02)
Diluted net loss per common share	$(0.03)	$(0.02)
Weighted average number of common and
Common Equivalent Shares:
Basic	7,547,839	7,280,866
Diluted	7,547,839	7,280,866
Net loss	$(219,268)	$(167,714)
Other comprehensive loss, net of tax:
Foreign currency translation	(934)	(91)
Comprehensive loss	$(220,202)	$(167,805)

The accompanying notes are an integral part of these statements.

 BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

August 31, 2014 (unaudited)		May 31, 2014 (audited)

Assets

Current Assets:
Cash and cash equivalents	$1,646,978	$1,509,125
Accounts receivable, less allowance for doubtful accounts of $14,459 and $30,000 as of August 31, 2014 and May 31, 2014, respectively	788,199	1,447,705
Inventories, net	1,880,193	1,765,772
Prepaid expenses and other	135,196	103,572
Deferred tax assets, current portion	87,000	87,000
Total current assets	4,537,566	4,913,174

Property and Equipment, net of accumulated depreciation & amortization	571,538	614,337
Deferred Tax Assets, net of current portion	359,000	359,000
Investments	165,324	165,324
Intangible Assets, net	370,253	382,181
Other Assets	43,498	36,297
Total Assets	$6,047,179	$6,470,313

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$230,444	$441,681
Accrued compensation	118,281	114,163
Total Current Liabilities	348,725	555,844

Commitments and Contingencies (Note 6)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at August 31, 2014 and May 31, 2014	-	-
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 7,551,964 and 7,543,714 at August 31 and May 31, 2014, respectively	604,156	603,496
Additional paid-in-capital	18,312,681	18,309,154
Accumulated other comprehensive loss	(11,083)	(10,149)
Accumulated deficit	(13,207,300)	(12,988,032)

Total Shareholders' Equity	5,698,454	5,914,469

Total Liabilities and Shareholders' Equity	$6,047,179	$6,470,313

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended August 31,

	2014	2013
Cash flows from operating activities:

Net loss	$(219,268)	$(167,714)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,420	50,235
Change in provision for losses on accounts receivable	(15,541)	4,675
Inventory reserve	20,782	(6,713)
Gain on disposal of equipment	(665)	-
Stock option expense	1,013	881
Decrease in deferred rent liability	(3,691)	(1,656)
Changes in assets and liabilities:
Accounts receivable	675,047	(36,264)
Inventories	(135,203)	(213,509)
Prepaid expenses and other assets	(38,825)	15,527
Accounts payable and other accrued expenses	(207,546)	(25,609)
Accrued compensation	4,118	3,876
Net cash provided by (used in) operating activities	143,641	(376,271)

Cash flows from investing activities:

Purchases of property and equipment	(3,675)	(8,731)
Proceeds from sale of equipment	1,900	-
Net cash used in investing activities	(1,775)	(8,731)

Cash flows from financing activities:

Exercise of stock options	3,173	760
Increase in intangibles	(6,252)	-
Net cash (used in) provided by financing activities	(3,079)	760

Effect of exchange rate changes in cash	(934)	(91)
Net increase (decrease) in cash and cash equivalents	137,853	(384,333)
Cash and cash equivalents at beginning of period	1,509,125	2,469,796
Cash and cash equivalents at end of period	$1,646,978	$2,085,463

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for: Interest	$18	$-

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

The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2014 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2014. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Occasionally certain long-standing customers, who routinely place large orders, may have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

Inventories

The Company values inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or market. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight,handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the Company’s production facilities.

Inventories approximate the following at:

	August 31, 2014	May 31, 2014

Raw materials	$883,000	$899,000
Work in progress	732,000	635,000
Finished products	265,000	232,000
Total	$1,880,000	$1,766,000

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $45,240 and $42,779 for the three months ended August 31, 2014 and 2013, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $18,180 and $7,456 for the three months ended August 31, 2014 and 2013, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2014:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2014	860,500	$0.51
Exercised	(8,250)	$0.38
Outstanding August 31, 2014	852,250	$0.51

       In the quarter ended August 31, 2014 options to acquire 8,250 shares of the Company’s common stock were exercised at the exercise prices ranging from $0.38 to $0.43 per share.  Net proceeds to the Company were $3,173.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50 “Revenue Recognition –Customer Payments and Incentives” and recognizes the cost of the product as part of cost of sales.

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

Income Taxes

             The Company has provided a valuation allowance of $0 as of August 31, 2014 and May 31, 2014.

      The Company did not record any income tax benefit for the three months ended August 31, 2014 as the Company is expected to generate profits later in fiscal 2015.

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

Net Loss Per Share

Basic earnings (loss) per share are computed as net loss or income divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended August 31, 2014 and 2013 was 852,250 and 864,500, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended August 31,
	2014	2013
Numerator:
Loss from continuing operations	$(219,268)	$(167,714)

Denominator for basic net loss per common share	7,547,839	7,280,866
Effect of dilutive securities:
Options	-	-
Denominator for diluted net loss per common share	7,547,839	7,280,866
Basic net loss per common share	$(0.03)	$(0.02)
Diluted net loss per common share	$(0.03)	$(0.02)

New Accounting Pronouncements

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

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31, 2014	May 31, 2014

Accounts payable	$178,155	$385,701
Deferred rent	52,289	55,980
Total	$230,444	$441,681

Note 4:  Shareholders’ Equity

     For the three months ended August 31, 2014, options to purchase 8,250 shares of the Company’s common stock were exercised.  See Note 2.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Three Months Ended
	August 31,
	2014	2013

Revenues from sales to unaffiliated customers:
United States	$253,000	$255,000
Asia	16,000	136,000
Europe	752,000	604,000
South America	3,000	3,000
Middle East	2,000	15,000
Other	9,000	1,000
	$1,035,000	$1,014,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 6: Commitments and Contingencies

     In March 2014, the Company entered into a line of credit (the “Line”) with its bank which has a borrowing limit of $250,000.  The line is secured by substantially all of the Company’s assets, bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate.  At August 31, 2014 the Company had not drawn any funds on the line.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $21,437.

Note 7:  Subsequent Events

     On September 16, 2014, the Board of Directors approved the grant to various employees of options for 24,500 shares of common stock at the exercise price of $0.85 per share. The options are exercisable one quarter per year with the first quarter exercisable after one year and expire in five years from date of grant.

     On September 23, 2014, the Board of Directors approved the 2014 Stock Incentive Plan for 800,000 shares for future issuances of stock options to employees, officers, directors and others expected to provide significant services to the Company, which shall be submitted to the Company’s shareholders for final approval at the December 15, 2014 annual meeting.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,034,450 for the three months ended August 31, 2014 as compared to $1,013,739 for the same period in the previous year. This represents an increase of $20,711. The increase was primarily due to an increase of sales in Europe of $148,000 which was offset by a decrease of $120,000 in Asia.

       For the three months ended August 31, 2014 as compared to August 31, 2013, cost of sales decreased as a percentage of sales from 74.3% of sales, or $753,448, to 70.0% of sales, or $724,539.  Cost of sales as a percentage of sales decreased due to lower wages and royalties as well as product mix.

       For the three months ended August 31, 2014 compared to 2013, selling, general and administrative costs decreased by $4,486, or 1.3%.

       For the three months ended August 31, 2014 and 2013, research and development expenses were $195,706 as compared to $91,257, an increase of $104,449, or 114.5%. The increase was due to costs incurred in the improvement, development and approval of new and existing products in the gastroenterology area.

       For the three months ended August 31, 2014 as compared to August 31, 2013, dividend and interest income and interest expense decreased from $6,054 to $4,861.

LIQUIDITY AND CAPITAL RESOURCES

       As of August 31, 2014 and May 31, 2014, the Company had cash and cash equivalents in the amount of $1,646,978 and $1,509,125 and working capital of $4,188,841 and $4,357,330, respectively.

       During the three months ended August 31, 2014 the Company’s operations provided cash of $143,641 compared to cash used of $376,271 in the same period of the prior fiscal year. Cash provided by operations in fiscal 2015 was a result of net loss of $219,268, an increase in inventory of $135,203, and pay down of accounts payables and accrued expenses of $207,546 which were offset by collections of accounts receivables of $675,047. Cash used in investing activities in the three months ended August 31, 2014 was $1,775 compared to the three months ended August 31, 2013 of $8,731. Both years the use of funds was for the purchase of property and equipment.  Cash used in financing activities in the three months ended August 31, 2014 was $3,079 compared to cash provided by financing activities of $760 in the three months ended August 31, 2013. The decrease in fiscal 2015 was a result of $6,252 used for intangible assets which was offset by the exercise of stock options of $3,173.

     In March 2014, the Company entered into a line of credit (the “Line”) with its bank which has a borrowing limit of $250,000.  The line is secured by substantially all of the Company’s assets, bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate.  At August 31, 2014 the Company had not drawn any funds on the line.

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
Date: October 15, 2014
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2014
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)