Form 10-Q
period 2014-11-30
BIOMERICA INC
filed 2015-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                                          (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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

--------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

           (TITLE OF EACH CLASS)                         (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

             ---------------------                         ------------------------------------------

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,553,464 shares of common stock, par value $0.08, as of January 14, 2015.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)– Three and Six Months Ended November 30, 2014 and 2013	1

	Condensed Consolidated Balance Sheets (unaudited)- November 30, 2014 and (audited) May 31, 2014	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended November 30, 2014 and 2013	3

	Notes to Condensed Consolidated Financial Statements (unaudited).	4-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II	Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended November 30,		Three Months Ended November 30,

	2014	2013	2014	2013
Net Sales	$2,168,050	$1,948,580	$1,133,600	$934,841
Cost of Sales	(1,550,896)	(1,432,645)	(826,357)	(679,197)
Gross Profit	617,154	515,935	307,243	255,644

Operating Expense:
Selling, general and administrative	713,336	709,160	375,020	366,357
Research and development	377,794	228,046	182,088	136,789
Total operating expenses	1,091,130	937,206	557,108	503,146
Loss from operations	(473,976)	(421,271)	(249,865)	(247,502)

Other Income (Expense):
Dividend and interest income	16,697	10,199	11,837	4,145
Interest expense	(17)	-	-	-
Total other income	16,680	10,199	11,837	4,145
Loss before income tax	(457,296)	(411,072)	(238,028)	(243,357)

Provision for income taxes	-	-	-	-
Net loss	$(457,296)	$(411,072)	$(238,028)	$(243,357)
Basic net loss per common share	$(0.06)	$(0.06)	$(0.03)	$(0.03)
Diluted net loss per common share	$(0.06)	$(0.06)	$(0.03)	$(0.03)

Weighted average number of common and common equivalent shares:
Basic	7,549,894	7,277,659	7,551,972	7,278,967
Diluted	7,549,894	7,277,659	7,551,972	7,278,967

Net loss	$(457,296)	$(411,072)	$(238,028)	$(243,357)

Other comprehensive loss, net of tax:
Foreign currency translation	(1,678)	(14)	(744)	77
Comprehensive loss	$(458,974)	$(411,086)	$(238,772)	$(243,280)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	November 30, 2014 (unaudited)	May 31, 2014 (audited)

Assets

Currents Assets:
Cash and cash equivalents	$1,674,048	$1,509,125
Accounts receivable, less allowance for doubtful accounts of $13,341 and $30,000 as of November 30, 2014 and May 31, 2014, respectively	563,910	1,447,705
Inventories, net	1,989,950	1,765,772
Prepaid expenses and other	151,638	103,572
Deferred tax assets, current portion	87,000	87,000
Total current assets	4,466,546	4,913,174

Property and Equipment, net of accumulated depreciation and amortization of $1,249,785 and $1,160,934 as of November 30, 2014 and May 31, 2014, respectively	532,240	614,337
Deferred Tax Assets, net of current portion	359,000	359,000
Investments	165,324	165,324
Intangible Assets, net	359,657	382,181
Other Assets	45,018	36,297
Total Assets	$5,927,785	$6,470,313

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$344,337	$441,681
Accrued compensation	122,654	114,163
Total current liabilities	466,991	555,844

Commitments and Contingencies (Note 5)	-	-

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at November 30, 2014 and May 31, 2014	-	-
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 7,552,714 and 7,543,714 at November 30 and May 31, 2014, respectively	604,216	603,496
Additional paid-in-capital	18,313,733	18,309,154
Accumulated other comprehensive loss	(11,827)	(10,149)
Accumulated deficit	(13,445,328)	(12,988,032)
Total Shareholders' Equity	5,460,794	5,914,469
Total Liabilities and Shareholders' Equity	$5,927,785	$6,470,313

The accompanying notes are an integral part of these statements.

BIOMERICA,INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended November 30,

	2014	2013
Cash flows from operating activities:
Net loss	$(457,296)	$(411,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	126,176	97,352
Stock option expense	1,804	881
Change in provision for losses on accounts receivable	(16,659)	4,675
Inventory reserve	7,423	(6,713)
Gain on disposal of equipment	(665)	-
Decrease in deferred rent liability	(9,262)	(6,418)
Changes in assets and liabilities:
Accounts receivable	900,454	45,414
Inventories	(231,601)	(321,700)
Prepaid expenses and other assets	(56,787)	10,316
Accounts payable and other accrued expenses	(88,082)	(65,525)
Accrued compensation	8,491	(87,358)

Net cash provided by (used in) operating activities	183,996	(740,148)

Cash flows from investing activities:
Purchases of property and equipment	(8,654)	(83,855)
Proceeds from sales of equipment	1,900	-
Increase in intangibles	(14,136)	-
Net cash used in investing activities	(20,890)	(83,855)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,495	1,780

Net cash provided by financing activities	3,495	1,780
Effect of exchange rate changes in cash	(1,678)	(14)
Net increase in cash and cash equivalents	164,923	(822,237)
Cash and cash equivalents at beginning of period	1,509,125	2,469,796
Cash and cash equivalents at end of period	$1,674,048	$1,647,559

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$17	$0
Income taxes	$0	$3,500

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated financial statements is unaudited and reflects all adjustments which, in the opinion of management,are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and subsidiaries (the “Company”),for the periods indicated.It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments that were made are of a normal recurring nature.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2014 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2014 for the fiscal year ended May 31,2014. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as the Company’s German subsidiary and Mexican subsidiary which have limited operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.Actual results could materially differ from those estimates.

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

The approximate balances of inventories are the following at:

	November 30, 2014	May 31, 2014

Raw materials	$922,000	$899,000
Work in progress	815,000	635,000
Finished products	253,000	232,000
Total	$1,990,000	$1,766,000

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $44,276 and $43,452 for the three months ended November 30, 2014 and 2013, and $89,516 and $86,231 for the six months ended November 30, 2014 and 2013, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $18,479 and $3,665 for the three months ended November 30, 2014 and 2013, respectively, and $36,660 and $11,121 for the six months ended November 30, 2014 and 2013, respectively.

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

The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2014:

		Exercise Price Weighted Average

	Option Shares

Options outstanding May 31, 2014	860,500	$0.51

Granted	24,500	$0.85

Exercised	(9,000)	$0.39

Cancelled or expired	(34,500)	$0.72

Options outstanding November 30, 2014	841,500	$0.52

     In September 2014 options to purchase 24,500 shares of the Company’s common stock were granted at the exercise price of $0.85.

     In the six months ended November 30, 2014, options to acquire 9,000 shares of the Company’s common stock were exercised at exercise prices ranging from $0.38 to $0.43 per share.  Net proceeds to the Company were $3,495.

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

Income Taxes

The Company has provided a valuation allowance of approximately $180,000 as of November 30, 2014 and $0 as of May 31, 2014.   The Company did not record any income tax benefit for the six months ended November 30, 2014.

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

Net Loss Per Share

Basic earnings (loss) per share are computed as net loss or income divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and six months ended November 30, 2013 was 372,816 and 379,180, respectively. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and six months ended November 30, 2014 was 344,024 and 371,731, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended November 30,		Three Months Ended November 30,

	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(457,296)	$(411,072)	$(238,028)	$(243,357)

Denominator for basic net loss Per common share	7,549,894	7,277,659	7,551,972	7,278,967

Effect of dilutive securities:
Options	--	--	--	--

Denominator for diluted net loss per common share	7,549,894	7,277,659	7,551,972	7,278,967

Basic net loss per common share	$(0.06)	$(0.06)	$(0.03)	$(0.03)

Diluted net loss per common share	$(0.06)	$(0.06)	$(0.03)	$(0.03)

New Accounting Pronouncements

      In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”(ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

     Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30, 2014	May 31, 2014

Accounts payable	$249,978	$385,701
Accrued expenses	47,641	--
Deferred rent	46,718	55,980
Total	$344,337	$441,681

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Six Months Ended November 30,		Three Months Ended November 30,

	2014	2013	2014	2013

Revenues from sales to unaffiliated customers:
United States	$473,000	$505,000	$220,000	$251,000
Asia	118,000	216,000	102,000	80,000
Europe	1,444,000	1,199,000	693,000	594,000
South America	6,000	7,000	3,000	4,000
Middle East	113,000	20,000	111,000	5,000
Other	14,000	2,000	5,000	1,000
	$2,168,000	$1,949,000	$1,134,000	$935,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

     In March 2014, the Company entered into a line of credit (the “Line”) with its bank which has a borrowing limit of $250,000.  The line is secured by substantially all of the Company’s assets and  bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate.  At November 30, 2014 the Company had not drawn any funds on the line.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $21,437 per month.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,133,600 for the three months ended November 30, 2014 as compared to $934,841 for the same period in the previous year. This represents an increase of $198,759 or 21.3%. For the six month period ended November 30, 2014 as compared to 2013, net sales were $2,168,050 as compared to $1,948,580.  This represents an increase of $219,470 or 11.3%. The increase was primarily due to increased sales in Europe and the Middle East.

        For the three months ended November 30, 2014 as compared to November 30, 2013, cost of sales increased as a percentage of sales from 72.7% of sales, or $679,197, to 72.9% of sales, or $826,357. For the six months ended November 30, 2014 as compared to 2013, cost of sales decreased as a percentage of sales from 73.5% of sales, or $1,432,645, to 71.5% of sales, or $1,550,896.  The increase in the three month period was primarily due to more costs capitalized into inventory during fiscal 2014 due to inventory levels at that time. The decrease in the cost of goods as a percentage of sales for the six month period was due to a higher sales level without a corresponding increase in expenses due to fixed expenses.

         For the three months ended November 30, 2014 compared to 2013, selling, general and administrative costs increased by $8,663, or 2.3%. For the six month period ended November 30, 2014 as compared to 2013, these expenses increased by $4,176, or 0.6%. The overall increase in selling, general and administrative costs, which was not significant, was due to a combination of expense variations.

         For the three months ended November 30, 2014 compared to 2013, research and development expenses increased by $45,299 or 33.1%. For the six month period ended November 30, 2014 as compared to 2013, these expenses increased by $149,748, or 65.7%.  The increases were primarily due to research being done related to new products, regulatory approvals and patent application preparation.

         For the three months ended November 30, 2014 as compared to November 30, 2013, other income increased from $4,145 to $11,837 and for the six month period from $10,199 to $16,680, primarily due to dividends received from the investment in our Polish distributor.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2014 and May 31, 2014, the Company had cash and cash equivalents in the amount of $1,674,048 and $1,509,125 and working capital of $3,999,555 and $4,357,330, respectively.

       During the six months ended November 30, 2014 the Company’s operations provided cash of $183,996 as compared to cash used of $740,148 in the same period of the prior fiscal year.Cash provided by operations in fiscal 2014 was a result of collection of $900,454 from accounts receivable, non-cash expenses of depreciation and amortization in the amount of $126,176, which were offset by increases in inventory of $231,601, and a net loss of $457,296. Cash used in operations in the six months ended November 30, 2013 resulted from $321,700 in increased inventories, payout of accrued compensation of $87,358 and a net loss of $411,072. Cash used in investing activities in the six months ended November 30, 2014 was $20,890 as compared to cash used of $83,855 in the six months ended November 30, 2013.  The difference was a result of a larger investment in property and equipment in fiscal 2014 as compared to 2015 and $14,136 in increased intangibles in fiscal 2015. Cash provided by financing activities for the six months ended November 30, 2014 and 2013, respectively, was a result of the exercise of stock options of $3,495 and $1,780.

     In March 2014, the Company entered into a line of credit (the “Line”) with its bank which has a borrowing limit of $250,000. The line is secured by substantially all of the Company’s assets and  bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate. At November 30, 2014 the Company had not drawn any funds on the line.

     The Company has been working on a new product for the gastroenterology market. Patent applications for the new product have already been filed and additional patent costs are expected. In addition, the Company is investigating the possibility of U.S. regulatory approval. Should the company decide to seek such regulatory approval in the U.S., the costs could be substantial.

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

Item 4.  CONTROLS AND PROCEDURES

         Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In making this assessment, the Company used the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 15, 2014, to consider and vote on the matters listed below.  The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on September 28, 2014.  The final voting results from the meeting are set forth below.

Proposal 1:  Election of Directors

     Based on the following votes, the individuals named below were each elected to serve as our directors until our next Annual Meeting of Stockholders.

Name	Votes For	Votes Withheld

Zackary Irani	3,994,622	86,252
Janet Moore	3,995,665	85,409
Allen Barbieri	3,995,572	85,302
Dr. Francis Cano	3,992,572	88,302
Dr. Jane Emerson	3,978,422	102,452

Proposal 2: To Consider and Act Upon a proposal to ratify and approve the Company’s 2014 Stock Incentive Plan

     Based on the following votes, the Company’s 2014 Stock Incentive Plan was approved.

      Votes For     Votes Against     Votes Abstained

       3,415,489      644,718              20,667

Proposal 3: Ratification of Selection of Independent Auditors

     Based on the following votes, the selection of PKF Certified Public Accountants, A Professional Corporation as our independent registered public accounting firm for the 2015 fiscal year was ratified.

       Votes For      Votes Against       Abstentions         Broker Non-Votes

       6,429,465        10,849                20,888               860,966

In addition, the following proposals were voted on at the meeting:

RESOLVED, that the compensation paid to the Company’s named executive officers, as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission, including the compensation tables and narrative discussion contained in the proxy statement, is hereby approved.  The votes received were 2,265,042 to approve and zero against.

The recommendation, on an advisory basis, for the frequency with which the Company should conduct future stockholder advisory votes on named executive officer compensation received 1,893,057 votes in favor of every three years and 371,985 votes in favor of every one year.

Even though every three years was the advised frequency voted upon, the Company may decide to include the vote more frequently than that. The Company plans to hold a vote concerning compensation to named executive officers again at its next annual stockholders meeting.

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

Date: January 14, 2015
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)
Date: January 14, 2015
	By:	/S/ Janet Moore
Janet Moore
Chief Executive Officer
(Principal Financial Officer)