Form 10-Q
period 2015-02-28
BIOMERICA INC
filed 2015-04-14
CIK 73290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                                           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8765

BIOMERICA, INC.
-----------------------------------------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Delaware                                                         95-2645573
-----------------------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                          (I.R.S. Employer
incorporation or organization)                                            Identification No.)

17571 Von Karman Avenue, Irvine, CA                                  92614
-----------------------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111
-----------------------------------------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  (TITLE OF EACH CLASS)                         (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
---------------------                   -------------------------------------------
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

                    Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,554,714 shares of common stock, par value $0.08, as of April 14, 2015.

PART I - FINANCIAL INFORMATION
SUMMARIZED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)INCOME (UNAUDITED)

	Nine Months Ended February 28,		Three Months Ended February 28,
	2015	2014	2015	2014

Net sales	$3,467,450	$3,441,299	$1,299,400	$1,492,719
Cost of sales	(2,391,464)	(2,346,803)	(840,568)	(914,157)
Gross profit	1,075,986	1,094,496	458,832	578,562

Operating Expenses:
Selling, general and administrative	1,123,073	1,114,872	409,737	405,768
Research and development	562,420	368,222	184,632	140,177

Total operating expenses	1,685,493	1,483,094	594,369	545,945
(Loss) income from operations	(609,507)	(388,598)	(135,537)	32,617

Other Income (Expense):

Dividend and interest income	18,421	13,681	1,724	3,482
Interest expense	(17)	(80)	-	(20)
Total other income	18,404	13,601	1,724	3,462

(Loss) income before income tax	(591,103)	(374,997)	(133,813)	36,079
Credit (provision) for income taxes	16,620	(9,535)	16,620	(9,535)
Net (loss) income	$(574,483)	$(384,532)	$(117,193)	$26,544

Basic net (loss) income per common share	$(0.08)	$(0.05)	$(0.02)	$0.00

Diluted net (loss) income per common share	$(0.08)	$(0.05)	$(0.02)	$0.00

Weighted average number of common and common equivalent shares:

Basic	7,551,447	7,310,872	7,554,603	7,378,403
Diluted	7,551,447	7,310,872	7,554,603	7,731,252

Net (loss) income	$(574,483)	$(384,532)	$(117,193)	$26,544
Other comprehensive loss, net of tax:
Foreign currency translation	(1,987)	(1,114)	(308)	(1,110)
Comprehensive (loss) income	$(576,470)	$(385,646)	$(117,501)	$25,434

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28,	May 31,
	2015	2014
	(unaudited)	(audited)
Assets

Current Assets:
Cash and cash equivalents	$1,171,689	$1,509,125
Accounts receivable, less allowance for doubtful accounts of $17,007 and $30,000 as of February 28, 2015 and May 31, 2014,respectively	931,394	1,447,705

Inventories, net	2,110,798	1,765,772
Prepaid expenses and other	130,093	103,572
Deferred tax assets, current portion	87,000	87,000
Total current assets	4,430,974	4,913,174

Property and Equipment, net of accumulated depreciation and amortization of $1,282,017 and $1,160,934 as of February 28, 2015 and May 31, 2014, respectively .	485,421	614,337
Deferred Tax Assets, net of current portion	359,000	359,000

Investments	165,324	165,324

Intangible Assets, net	339,983	382,181
Other Assets	51,085	36,297
Total Assets	$5,831,787	$6,470,313

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$352,945	$441,681
Accrued compensation	130,425	114,163
Total current liabilities	483,370	555,844

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at February 28, 2015 and May 31, 2014	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 7,554,714 and 7,543,714 at February 28, 2015 and May 31, 2014, respectively	604,376	603,496
Additional paid-in-capital	18,318,692	18,309,154
Accumulated other comprehensive loss	(12,136)	(10,149)
Accumulated deficit	(13,562,515)	(12,988,032)
Total Shareholders' Equity	5,348,417	5,914,469
Total Liabilities and Shareholders' Equity	$5,831,787	$6,470,313

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	February 28,
	2015	2014

Cash flows from operating activities:

Net (loss)	$(574,483)	$(384,532)
Adjustments to reconcile net (loss) to net cash (used in)operating activities:
Depreciation and amortization	192,670	148,624
Stock option expense	6,063	11,003
Change in provision for losses on accounts receivable	(12,993)	4,675
Gain on disposal of fixed asset	(665)	--
Inventory reserve	7,328	(6,713)
Decrease in deferred rent liability	(14,834)	(10,109)
Changes in assets and liabilities:
Accounts receivable	529,304	(304,783)
Inventories	(352,354)	(360,407)
Prepaid expenses and other assets	(26,521)	55,671
Accounts payable and other accrued expenses	(73,902)	81,323
Other assets	(14,788)	--
Accrued compensation	16,262	(87,654)
Net cash (used in) operating activities	(318,913)	(852,902)

Cash flows from investing activities:
Proceeds from sale of equipment	1,900	--
Increases in intangibles	(14,135)	--
Purchases of property and equipment	(8,656)	(117,365)
Net cash used in investing activities	(20,891)	(117,365)

Cash flows from financing activities:

Proceeds from sale of common stock	--	150,000
Proceeds from exercise of stock options	4,355	17,275

Net cash provided by financing activities	4,355	167,275

Effect of exchange rate changes in cash	(1,987)	(1,114)

Net decrease in cash and cash equivalents	(337,436)	(804,106)

Cash and cash equivalents at beginning of period	1,509,125	2,469,796
Cash and cash equivalents at end of period	$1,171,689	$1,665,690

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$17	$80
Income taxes	$800	$9,535
Non-Cash investment disclosure:
Payment of international regulatory approval fees in Exchange for $100,000 due on agreement to purchase Biomerica restricted stock	$--	$100,000

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2014 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2014 for the fiscal year ended May 31, 2014. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large accounts receivables balances relative to the total gross accounts receivables.  At February 28, 2015, one customer accounted for 34.2% of the Company’s outstanding gross receivable balance and one foreign customer accounted for 8.2% and 21.9% of the Company’s net sales for the three and nine months ended February 28, 2015, respectively. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

The approximate balances of inventories are the following at:

	February 28,	May 31,
	2015	2014

Raw materials	$1,009,000	$899,000
Work in progress	898,000	635,000
Finished products	204,000	232,000
Total	$2,111,000	$1,766,000

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $46,819 and $45,283 for the three months ended February 28, 2015 and 2014, and $136,337 and $131,514 for the nine months ended February 28, 2015 and 2014, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $19,674 and $5,989 for the three months ended February 28, 2015 and 2014, respectively, and $56,333 and $17,110 for the nine months ended February 28, 2015 and 2014, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 28, 2015:

		Exercise
		Price
	Option	Weighted
	Shares	Average

Outstanding May 31, 2014	860,500	$0.51

Granted	356,000	0.82

Exercised	(11,000)	0.40

Cancelled or expired	(35,500)	0.73

Outstanding February 28, 2015	1,170,000	$0.60

In September 2014 options to purchase 24,500 shares of the Company’s common stock were granted at the exercise price of $0.85.

In February 2015 options to purchase 331,500 shares of the Company’s common stock were granted at the exercise price of $0.82.

In the nine months ended February 28, 2015, options to acquire 11,000 shares of the Company’s common stock were exercised at exercise prices ranging from $0.38 to $0.43 per share.  Net proceeds to the Company were $4,355.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are classified as net sales, and shipping and handling costs are classified as cost of sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

       The Company has provided a valuation allowance on deferred tax assets of approximately $236,000 as of February 28, 2015 and $0 as of May 31, 2014. The Company did not record any income tax benefit for the nine months ended February 28, 2015, however, the Company did record a tax refund receivable of $17,420 during the three and nine month period ended February 28, 2015.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three and nine months ended February 28, 2015 was 364,319 and 403,524, respectively. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the nine months ended February 28, 2014 was 359,013.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Numerator:
(Loss)income from continuing operations	$(574,483)	$(384,532)	$(117,193)	$26,544

Denominator for basic net(loss) income Per common share	7,551,447	7,310,872	7,554,603	7,378,403
Effect of dilutive securities:
Options and warrants	--	--	--	352,849
Denominator for diluted net (loss) income per common share	7,551,447	7,310,872	7,554,603	7,731,252
Basic net (loss) income per common share	$(0.08)	$(0.05)	$(0.02)	$0.00
Diluted net (loss) income per common share	$(0.08)	$(0.05)	$(0.02)	$0.00

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

     Other recent ASU’s issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	February 28,	May 31,
	2015	2014
Accounts payable and accrued expenses	$311,799	$385,701
Deferred rent	41,146	55,980

Total	$352,945	$441,681

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Revenues from sales to unaffiliated customers:
United States	$784,000	$951,000	$310,000	$446,000
Asia	494,000	599,000	375,000	383,000
Europe	2,031,000	1,797,000	587,000	598,000
South America	8,000	12,000	3,000	5,000
Middle East	136,000	65,000	23,000	45,000
Other	14,000	17,000	1,000	16,000
	$3,467,000	$3,441,000	$1,299,000	$1,493,000

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

Note 5: Commitments and Contingencies

     In March 2014, the Company renewed the line of credit (the "Line") with its bank with a borrowing limit of $250,000. The line was secured by substantially all of the Company’s assets, bears interest at 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate. At February 28, 2015 the Company had not drawn any funds on the line. On March 21, 2015, the line of credit expired.

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $21,437 per month.

Note 6: Subsequent Events

     On March 21, 2015, the Company’s line of credit in the amount of $250,000 expired.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,299,400 for the three months ended February 28, 2015 as compared to $1,492,719 for the same period in the previous year. This represents a decrease of $193,319 or 13.0%. The decrease for the three month period was primarily due to decreased domestic sales of the EZ Detect product due to lower screening program sales in fiscal 2015. For the nine month periods ended February 28, 2015 as compared to February 28, 2014, net sales were $3,467,450 as compared to $3,441,299, an increase of $26,151, or 0.8%. Although sales in Europe increased by $234,000 in this period compared to the prior fiscal year, this was offset by lower screening program sales and lower sales to Asia, which declined as a result of restructuring of the Chinese distribution channel in the earlier quarters of fiscal 2015.

       For the three months ended February 28, 2015 as compared to 2014, cost of sales increased as a percentage of sales from 61.2% of sales or $914,157, to 64.7% of sales, or $840,568. For the nine months ended February 28, 2015 as compared to 2014, cost of sales as a percentage of sales increased from 68.2% of sales or $2,346,803, to 69.0% of sales or $2,391,464. The increase in cost of sales as a percentage of sales was primarily a result of the lower sales volume.

         For the three months ended February 28, 2015 compared to 2014, selling, general and administrative costs increased by $3,969, or 1.0%. For the nine month periods ended February 28, 2015 as compared to 2014, general and administrative costs increased by $8,201, or 0.7%.

         For the three months ended February 28, 2015 compared to 2014, research and development expenses increased by $44,455, or 31.7%. For the nine month period ended February 28, 2015 as compared to February 28, 2014, these expenses increased by $194,198, or 52.7%. The increase for both periods was due to research being done related to new products, regulatory approvals and patent application preparation.In April 2015 the Company established a Scientific Advisory Board chaired by Douglas A. Drossman, M.D. and  comprised of 3 other key leaders in the field of Gastroenterology and Irritable Bowel Syndrome. The board’s goal will be to help guide the Company in its endeavors to receive regulatory approvals related to its new test intended to aid in the treatment of irritable bowel syndrome.

         For the three months ended February 28, 2015 as compared to 2014, dividend and interest income and interest expense decreased by $1,738 and for the nine months increased by $4,803.

LIQUIDITY AND CAPITAL RESOURCES

       As of February 28, 2015 and May 31, 2014, the Company had cash and cash equivalents in the amount of $1,171,689 and $1,509,125 and working capital of $3,947,604 and $4,357,330, respectively.

       During the nine months ended February 28, 2015, the Company’s operations used cash of $318,915 compared to $852,902 in the same period of the prior fiscal year. Cash used in operations in fiscal 2015 was a result of the net loss of $574,483, increases of $352,354 in inventory, and decreases of accounts payable and other accrued expenses in the amount of $73,902, which was offset by collection of trade accounts receivable of $529,304 and depreciation and amortization of $192,670. Cash used in investing activities in the nine months ended February 28, 2015 was $20,891 compared to the nine months ended February 28, 2014 of $117,365.  The cash used in the period ended February 28, 2014 was due to $117,365 in equipment that was purchased.

     On March 21, 2015, the Company’s $250,000 line of credit agreement expired.

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

Item 4.  CONTROLS AND PROCEDURES

             Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In making this assessment, the Company used the framework established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Date: April 14, 2015
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)
Date: April 14, 2015
	By:	/S/ Janet Moore
Janet Moore
Chief Executive Officer
(Principal Financial Officer)