Form 10-K
period 2015-05-31
BIOMERICA INC
filed 2015-08-31
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2015

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 6,586,299 shares held by non-affiliates and the closing price of $0.95 per share for Common Stock in the over-the-counter market as of November 30, 2014): $6,256,984

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2015:  7,584,487

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2015. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

THE COMPANY

Biomerica, Inc. ("Biomerica", the "Company", "we" or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. The Company also has two wholly owned subsidiaries, Biomerica de Mexico, established for future use as a maquiladora and BioEurope GmbH, which acts as a distributor of Biomerica products in certain markets.

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

We primarily focus on products for gastrointestinal, food intolerances, diabetes and esoteric tests. These diagnostic test products utilize immunoassay technology. Some of these products have not yet been submitted for clearance by the Food and Drug Administration (“FDA”) or each country’s equivalent for diagnostic use, but can still be sold in various foreign countries without this approval.

Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office (the point of care), rather than in the clinical laboratory. One of our objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through early detection and prompt diagnosis. In the past, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. We believe that rapid point of care tests can be as accurate as laboratory tests when used properly, require no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

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

Our manufacturing operations are regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal Quality department that monitors and evaluates product quality and output. We also have an internal Quality Systems department which ensures that our operating procedures are in compliance with current FDA, CE Mark and International Organization for Standardization (“ISO”) regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for most critical raw materials and are working to procure alternate sources for the few that we do not have. Based on our experience, we do not believe that material availability in the foreseeable future will be a problem.

RESEARCH AND DEVELOPMENT

While we have restructured our internal research group in favor of licensing in new technology from outside institutions to decrease time to market, we do utilize our technical personnel to develop new products especially where there is not outside technology licensing possible.  We are currently pursuing the development of two tests for the gastrointestinal market.  Our increase in research and development spending is due to our focus on these tests and the feasibility of possible FDA clearance for such a test. The Company also utilizes technical personnel to conduct other development activities, improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2015 and 2014 aggregated $733,640 and $589,866, respectively.

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

For the years ended May 31, 2015 and 2014, the Company had one distributor which accounted for 16.3% and 23.4%, respectively, of consolidated sales.  Sales by this distributor declined from fiscal 2014 to 2015 due to certain registrations that were necessary and which were completed in fiscal 2015.  The distributor has informed management that it anticipates improved sales results in fiscal 2016.

BACKLOG

At May 31, 2015 and 2014, Biomerica had a backlog of approximately and $154,000 and $376,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the year ended May 31, 2015, one company accounted for 13.6% of the purchases of raw materials. For the year ended May 31, 2014, two companies combined accounted for 30.2% of the purchases for raw materials.

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

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are legally defined to be medical devices. As a result, we are considered to be a medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the FDA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records, the reporting of potential product problems, and other matters.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on November 19, 2016. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

Through compliance with FDA and California regulations, we can market our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union (“EU’) require that a device have a "CE Mark" in order to be sold in EU countries. The directive went into effect beginning December 7, 2003. The Company has completed the process for complying with the "CE Mark" directives; and In Vitro Diagnostics Directive 98/79/EC. We also comply with ISO 13485 for medical devices.

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

Biomerica is licensed to design, develop, manufacture and distribute in vitro diagnostic and medical devices and is subject to the Code of Federal Regulations, Section 21, parts 800 - 1299. The FDA is the governing body that assesses and issues Biomerica's license to assure that it complies with these regulations. Biomerica is currently licensed, and its last assessment was in February 2015. During the inspection, the FDA noted five observations that were corrected in a timely manner. Biomerica is also registered and licensed with the State of California's Department of Health Services. The last audit with the State of California was in November 2009 and no observations were noted.  The Company believes that all Biomerica products sold in the U.S. comply with the FDA and state regulations.

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

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2015	2014
Europe	$2,716,000/54.7%	$2,450,000/47.8%
United States	1,042,000/21.0%	1,256,000/24.5%
Asia	1,016,000/20.4%	1,300,000/25.4%
S. America	21,000/0.4%	19,000/0.4%
Middle East	143,000/2.9%	76,000/1.5%
Other foreign	24,000/0.6%	19,000/0.4%
Total Revenues	$4,962,000/100%	$5,120,000/100%

We recognize that our foreign sales could be subject to some special or unusual risks, which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations, terrorism and import restrictions all could impact sales within certain foreign countries. Foreign countries have licensing requirements applicable to the sale of diagnostic products, which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States. Foreign diagnostic sales at Biomerica are made primarily through a network of approximately 100 independent distributors in approximately 65 countries.

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", and "GAP" with the Office of Patents and Trademarks on December 31, 1985. Our unregistered tradenames are "EZ-Detect", "EZ-H.P" and "EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. In addition, Biomerica holds the following patent: Diagnostic Test for Measuring Islet Cell Autoantibodies and Reagents Relating Thereto, U.S. Patent #5,786,221, issued July 28, 1998. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.  Biomerica has filed several patent applications with regard to new tests to identify possible triggers for causing specific symptoms.

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

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets.   Royalty expense for this license was approximately $1,400 and $600 for the years ended May 31, 2015 and 2014, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for each of six products, with a similar amount to be paid for one additional product if it is transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company incurred approximately $15,000 per year in amortization of licensing fees during fiscal 2015 and 2014.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2015 the Company has amortized $12,500 of this. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.   Royalty in the amount of approximately $1,200 was recorded in fiscal 2015. A credit to royalty expense in the amount of $8,300 was recorded in fiscal 2014 due to over accrual of such royalty.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized all of this licensing fee as of May 31, 2015.  Royalty expense for this license was approximately $4,500 and $6,900 for the years ended May 31, 2015 and 2014, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $21,000 is included in cost of sales for these agreements for each of the years ended May 31, 2015 and 2014. Beginning in fiscal 2011, the supplier was only required to pay royalties for one of the products due to the fact that the company no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.2% and 3.0% of total sales for the years ended May 31, 2015 and 2014, respectively. The Company may license other products or technology in the future as it deems necessary for conducting this line of business.

EMPLOYEES

As of May 31, 2015 and 2014, the Company employed 36 employees, respectively, one of whom is employed part-time in the United States. The following is a breakdown between departments:

	2015	2014
Administrative	5	5
Marketing & Sales	3	3
Production and Operations	28	28
Total	36	36

In addition, Biomerica contracts with Lancer for the services of 18 people at its Mexico facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.  RISK FACTORS

Although not required to disclose risk factors, Biomerica has chosen to inform users of its financial information about certain risks associated with the Company’s operations below.

Distribution - Biomerica has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. Biomerica may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally obligated to sell specified minimum quantities of the Company's products to keep the exclusive, while non-exclusive distributors have no minimum purchase requirements. There can be no assurance of the volume of product sales that may be achieved by such distributors. The Company has several large distributors which account for a significant portion of its business. The Company terminated the agreement with one such distributor in fiscal 2013 due to certain proprietary disagreements however the Company replaced this last distributor with a new distributor. The loss of one of these distributors could adversely affect the Company's financial results.

Government Regulation - Biomerica's immunodiagnostic products are regulated in the United States as medical devices primarily by the FDA and as such, require regulatory clearance or approval prior to commercialization in the United States. Pursuant to the Food, Drug and Cosmetics Act, and the regulations promulgated thereunder, the FDA regulates, among other things, the clinical testing, manufacture, labeling, promotion, distribution, sale and use of medical devices in the United States. Failure of Biomerica to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant pre-market clearance or pre-market approval of devices, withdrawal of marketing approvals, and criminal prosecution. In addition, there is the possibility that new health care reform laws may have a negative impact on the Company’s sales.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases its office facilities. At May 31, 2015, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. The lease for its headquarters expires on August 31, 2016.  The Company has an option to extend the term of its lease for two additional sixty month periods. The Company also leases approximately 7,000 square feet of floor space in Mexico on a month-to-month basis as well as a smaller unit for use in one manufacturing process. In addition, the Company leases a small office in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

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

	Bid Prices
	High	Low
Quarter ended:
May 31, 2015	$1.01	$0.72
February 28, 2015	$0.93	$0.81
November 30, 2014	$1.00	$0.79
August 31, 2014	$1.03	$0.81
May 31, 2014	$1.00	$0.70
February 28, 2014	$1.00	$0.71
November 30, 2013	$1.02	$0.69
August 31, 2013	$1.00	$0.80

As of May 31, 2015, the number of holders of record of Biomerica's common stock was approximately 842, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

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

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2015.

The table below provides information relating to our equity compensation plans as of May 31, 2015:

			Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options

Equity compensation Plans approved by Securities holders	1,148,000	$0.60	484,125

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

Overview

Biomerica, Inc. and Subsidiaries (which includes wholly owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) develop, manufacture, and market medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood, urine or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

RESULTS OF OPERATIONS

Our consolidated net sales were $4,962,373 for fiscal 2015 compared to $5,120,451 for fiscal 2014. This represents a decrease of $158,078, or 3.1%. The sales decrease was a result of decreased sales in Asia, a result of lengthy registration processes that were resolved in fiscal 2015 in addition to a decrease in sales in the U.S. due to lower OTC sales for our EZ Detect product screening programs.

Consolidated cost of sales in fiscal 2015 as compared to fiscal 2014 decreased from $3,451,243 to $3,420,567 or by $30,676. The percentage of cost of sales relative to sales increased from 67.4%, to 68.9%, or by 1.5%, due to various factors which included decreased sales which resulted in higher cost of labor and overhead per unit due to fixed costs.

Consolidated selling, general and administrative costs decreased in fiscal 2015 as compared to fiscal 2014 from $1,525,936 to $1,478,761, or by $47,175. The decrease was primarily a result of lower commissions, outside services and bad debt expense.

Consolidated research and development expense was $733,640 in fiscal 2015 as compared to $589,866 in fiscal 2014. This is an increase of $143,774, primarily as a result of increased costs related to the possible FDA clearance of a new gastrointestinal product and feasibility for FDA clearance.

Interest expense decreased to $0 in fiscal 2015 as compared to $142 in fiscal 2014. Interest and dividend income increased from $17,183 to $21,906 due to higher dividends from the Company’s investment in its Polish distributor.

Other income decreased from $3,133 to $2,255, a decrease of $878.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015, the Company had cash and cash equivalents in the amount of $1,088,307 as compared to $1,509,125 of cash and cash equivalents as of May 31, 2014.  As of May 31, 2015 and 2014, the Company had working capital of $3,941,668 and $4,357,330, respectively.

Operating Activities

During fiscal 2015, cash used in operating activities was $405,481 as compared to $862,273 in fiscal 2014. The decrease in cash used of $456,792 in fiscal 2015 was primarily due to the collection of $348,667 of accounts receivable, and an increase in accrued compensation of $17,631 as compared to an increase in accounts receivable totaling $490,316 in fiscal 2014 and a decrease in accrued compensation of $93,813.

Investing Activities

During fiscal 2015, cash used in investing activities was $22,782 as compared to $282,530 in fiscal 2014. Cash of $10,503 and $137,234 was utilized for the purchase of property and equipment in fiscal 2015 and 2014, respectively. In fiscal 2015, the Company invested $14,179 into licenses for new products and product registration fees as compared to $146,496 in fiscal 2014.

Financing Activities

Cash provided by financing activities in fiscal 2015 was $9,560 as compared to $185,275 in fiscal 2014. In fiscal 2014 the Company realized $150,000 from the proceeds from the sale of common stock.

During the fiscal year ended May 31, 2014, the Company sold 200,000 shares of its common stock at a price of $1.25 per share to an investor, the new distributor in China, for proceeds of $250,000, $150,000 of which was received in cash and $100,000 of which was invested in intangible costs related to product registrations.

Other

In March 2014, the Company entered into a line of credit (the "Line") with its bank which had a borrowing limit of $250,000. The line was secured by substantially all of the Company’s assets, bore an interest rate of 2.0% plus the Wall Street Journal Prime West Coast Edition prime rate. This line of credit expired in March 2015 and has not been renewed.  The Company is investigating other sources of operating capital to support its research activities.

OFF BALANCE SHEETS ITEMS

There were no off-balance sheet arrangements as of May 31, 2015.

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

In general, the critical accounting policies that may require judgments or estimates relate specifically to Revenues, Allowance for Doubtful Accounts, Inventory Reserves, Stock-Based Compensation, and Income Taxes.

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

We measure stock-based compensation costs at fair value, including estimated forfeitures, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of our stock options. In determining the amount of expense to be recorded, we also estimate forfeiture rates for all awards based on historical experience to reflect the probability that employees will complete the required service period. Employee retention patterns could vary in the future and result in a change to our estimated forfeiture rate which would directly impact stock-based compensation expense.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and Subsidiaries and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. and Subsidiaries. Like other businesses, Biomerica, Inc. and Subsidiaries are susceptible to macroeconomic downturns in the United States or abroad, as were experienced recently, that may affect the general economic climate and performance of Biomerica, Inc. and Subsidiaries or its customers.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2015, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2015.

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
3.Exhibits
See below.

Exhibit No.	Description

3.1	Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on September 22, 1971 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

3.2	Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on February 6, 1978 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

3.3	Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on February 4, 1983 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

3.4	Certificate of Amendment to Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on January 19, 1987 (incorporated by reference to Exhibit 3.4 filed with Form 8 Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987).

3.5	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on November 4, 1987 (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

3.6	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

3.7	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on December 20, 1994 (incorporated by reference to Exhibit 3.7 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995).

3.8	First Amended and Restated Certificate of Incorporation of Biomerica, Inc. filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

4.1	Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant's Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

10.1	Standard Industrial/Commercial Single-Tenant Lease for 17571 Von Karman Avenue, Irvine, CA 92614, incorporated by reference to Exhibit 10.1 of the Company's August 31, 2009 Form 10Q filed October 15, 2009.

10.3	1999 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 29, 2000 and on May 30, 2007).

10.4	2010 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2012.

10.5	2014 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2015.

23.1	Consent of Independent Registered Public Accounting Firm (PKF).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Biomerica, Inc. and Subsidiaries Consolidated Financial Statements

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMERICA, INC.
Registrant

By /s/ Zackary S. Irani
Zackary S. Irani,
Chief Executive Officer

Dated: 8/31/15

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/31/15
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/31/15
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/31/15
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/31/15
Allen Barbieri
Director

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/31/15
Jane Emerson,
M.D.,Ph.D. Director

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Biomerica, Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of May 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. and Subsidiaries as of May 31, 2015 and 2014, and the results of its consolidated operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

August 31, 2015 San Diego, California	/s/ PKF PKF
Certified Public Accountants
A Professional Corporation

BIOMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,088,307	$1,509,125
Accounts receivable, less allowance for doubtful accounts of $17,468 and $30,000, respectively	1,111,570	1,447,705
Inventories, net	2,027,372	1,765,772
Deferred tax assets, current portion	74,000	87,000
Prepaid expenses and other	164,352	103,572
Total current assets	4,465,601	4,913,174

PROPERTY AND EQUIPMENT
Equipment	1,442,856	1,504,322
Furniture, fixtures and leasehold improvements	270,147	270,949
Total property and equipment	1,713,003	1,775,271
Accumulated depreciation	(1,267,617)	(1,160,934)
Net property and equipment	445,386	614,337

DEFERRED TAX ASSETS, net of current portion	670,000	359,000
INTANGIBLE ASSETS, net	321,304	382,181
INVESTMENTS	165,324	165,324
OTHER ASSETS	56,838	36,297
TOTAL ASSETS	$6,124,453	$6,470,313

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$392,139	$441,681
Accrued compensation	131,794	114,163
Total current liabilities	523,933	555,844

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2015 and 2014	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 7,566,714 and 7,543,714 shares issued and outstanding, respectively	605,336	603,496
Additional paid-in capital	18,326,890	18,309,154
Accumulated other comprehensive loss	(12,264)	(10,149)
Accumulated deficit	(13,319,442)	(12,988,032)
Total shareholders' equity	5,600,520	5,914,469
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,124,453	$6,470,313

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MAY 31	2015	2014

Net sales	$4,962,373	$5,120,451
Cost of sales	(3,420,567)	(3,451,243)

GROSS PROFIT	1,541,806	1,669,208

OPERATING EXPENSES
Selling, general and administrative	1,478,761	1,525,936
Research and development	733,640	589,866

Total operating expenses	2,212,401	2,115,802

LOSS FROM OPERATIONS	(670,595)	(446,594)

OTHER INCOME (EXPENSE)
Interest expense	-	(142)
Interest and dividend income	21,906	17,183
Other income	2,255	3,133
Total other income	24,161	20,174

LOSS BEFORE INCOME TAXES	(646,434)	(426,420)

INCOME TAX BENEFIT	315,024	210,760

NET LOSS	$(331,410)	$(215,660)

BASIC NET LOSS PER COMMON SHARE	$(0.04)	$(0.03)

DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
Basic	7,552,262	7,370,787

Diluted	7,552,262	7,370,787

NET LOSS	$(331,410)	$(215,660)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(2,115)	(1,143)

COMPREHENSIVE LOSS	$(333,525)	$(216,803)

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MAY 31, 2015 AND 2014

			Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount				Total
Balances, May 31, 2013	7,274,714	$581,976	$18,034,396	$(9,006)	$(12,772,372)	$5,834,994

Exercise of stock options	69,000	5,520	29,755	--	--	35,275

Foreign currency translation	--	--	--	(1,143)	--	(1,143)

Sale of shares of common stock	200,000	16,000	234,000	--	--	250,000

Compensation expense in connection with options granted	--	--	11,003	--	--	11,003

Net (loss)	--	--	--	--	(215,660)	(215,660)

Balances, May 31, 2014	7,543,714	603,496	18,309,154	(10,149)	(12,988,032)	5,914,469

Exercise of stock options	23,000	1,840	7,720	--	--	9,560

Foreign currency translation	--	--	--	(2,115)	--	(2,115)

Compensation expense in connection with options granted	--	--	10,016	--	--	10,016

Net (loss)	--	--	--	--	(331,410)	(331,410)

Balances, May 31, 2015	7,566,714	$605,336	$18,326,890	$(12,264)	$(13,319,442)	$5,600,520

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(331,410)	$(215,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,275	207,033
Change in provision for allowance for doubtful accounts	(12,532)	(85,730)
Inventory reserve	(18,222)	(35,591)
Gain on disposal of property and equipment	(665)	(1,200)
Stock option expense	10,016	11,003
Decrease in deferred rent liability	(20,406)	(13,799)
Increase in deferred tax assets	(298,000)	(217,000)
Changes in assets and liabilities:
Accounts receivable	348,667	(490,316)
Inventories	(243,378)	(158,960)
Prepaid expenses and other	(60,780)	93,106
Other assets	(20,541)	35,091
Accounts payable and other accrued expenses	(29,136)	103,563
Accrued compensation	17,631	(93,813)

Net cash used in operating activities	(405,481)	(862,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,503)	(137,234)
Purchases of intangible assets	(14,179)	(146,496)
Proceeds from sales of property and equipment	1,900	1,200

Net cash used in investing activities	(22,782)	(282,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	--	150,000
Proceeds from exercise of stock options	9,560	35,275

Net cash provided by financing activities	9,560	185,275

Effect of exchange rate changes on cash	(2,115)	(1,143)

Net decrease in cash and cash equivalents	(420,818)	(960,671)

CASH AND CASH EQUIVALENTS, beginning of year	1,509,125	2,469,796

CASH AND CASH EQUIVALENTS, end of year	$1,088,307	$1,509,125

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Non-cash investing and financing activities:
Payment of international regulatory approval fees in Exchange for $100,000 due on agreement to purchase Biomerica restricted stock	--	$100,000
Cash paid during the period for:
Interest	$138	$142
Income taxes	$800	$--

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2015 AND 2014

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2015 and 2014 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary and Mexican subsidiary. The Mexican subsidiary has not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of the Company's financial instruments approximate their fair values.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe it is exposed to any significant credit risks.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. For the years ended May 31, 2015 and 2014, the Company had one distributor which accounted for 16.3% and 23.4%, respectively, of consolidated sales. The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2015, two customers accounted for 53.0% of gross accounts receivable. At May 31, 2014, two customers accounted for 60.5% of gross accounts receivable.

For the year ended May 31, 2015, one company accounted for 13.6% of the purchases of raw materials. For the year ended May 31, 2014, two companies accounted for 30.2% of the purchases of raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2015 and 2014, approximately $530,000 and $443,000 of Biomerica's gross inventory and approximately $35,000 and $43,000, of Biomerica's property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers on a regular basis.  International accounts are required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Credit levels are approved by designated upper level management.  Domestic customers are extended initial $500 credit limits until they establish a history with the Company or submit credit information.  All increases in credit limits are also approved by designated upper level management.  Management evaluates receivables on a quarterly basis and adjusts the allowance for doubtful accounts accordingly.  Balances over ninety days old are usually reserved for.

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

Inventories approximate the following at May 31:

	2015	2014
Raw materials	$958,000	$899,000
Work in progress	831,000	635,000
Finished products	238,000	232,000
Total	$2,027,000	$1,766,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.  For the years ended May 31, 2015 and 2014 inventory reserves were approximately $25,000 and $43,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $178,219 and $177,518 for the years ended May 31, 2015 and 2014, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $75,056 and $29,515 for the years ended May 31, 2015 and 2014, respectively. Intangible assets with indefinite lives such as perpetual licenses are not amortized but rather tested for impairment at least annually.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. In July 2012,the FASB issued another update to ASC 350 Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. During fiscal 2013, the Company adopted the updated guidance in ASC 350 and used the qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of May 31, 2015.

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

SHARE-BASED COMPENSATION

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

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2015	2014
Dividend yield	0%	0%
Expected volatility	49.53-62.68%	48.65-49.85%
Risk free interest rate	1.26-1.67%	0.84-1.155%
Expected life	3.75-6.0 years	3.50 years

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2015 and 2014, the allowance for returns is $0.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $733,640 and $589,866 of research and development expenses during the years ended May 31, 2015 and 2014, respectively.

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

The Company accounts for its uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC 740, the Company elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of the consolidated statements of operations and comprehensive loss.

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $6,000 and $8,000 for the years ended May 31, 2015 and 2014, respectively.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the years ended May 31, 2015 and 2014 were 1,148,000 and 860,500 respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2015	2014
Numerator for basic and diluted net loss per common share	$(331,410)	$(215,660)
Denominator for basic net loss per common share	7,552,262	7,370,787
Effect of dilutive securities:
Options	--	--
Denominator for diluted net loss per common share	7,552,262	7,370,787
Basic net loss per common share	$(0.04)	$(0.03)
Diluted net loss per common share	$(0.04)	$(0.03)

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

REPORTING COMPREHENSIVE LOSS

Comprehensive loss represents net loss and any revenues, expenses, gains and losses that, under GAAP, are excluded from net loss and recognized directly as a component of shareholders’ equity. Accumulated other comprehensive loss consists solely of foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which corresponded to the Company’s first quarter of fiscal 2014. Early adoption was permitted. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal 2015. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013 which corresponds to the Company’s first quarter of fiscal 2015. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity’s fiscal year of adoption. Prior periods should not be adjusted. The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations. During August 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, net

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2015	2014

Patents and licenses	$505,849	$491,670
Less accumulated amortization	(184,545)	(109,489)
	$321,304	$382,181

Expected amortization of intangible assets for the years ending May 31:

2016	$74,892
2017	74,892
2018	69,045
2019	62,861
2020	19,624
Thereafter	19,990
Total	$321,304

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2015	2014
Accounts payable	$356,565	$385,701
Deferred rent	35,574	55,980
	$392,139	$441,681

5.    DEBT

During March 2014, the Company entered into a Small Business Banking Agreement with Union Bank for a one year business line of credit (the "Line") in the amount of $250,000. The interest rate for the line of credit was the prime rate in effect on the first day of the billing period, as published in the Wall Street Journal Prime West Coast Edition, plus a spread of 2.00%. Minimum monthly payments are the sum of (i) the amount of interest charge for the billing period, plus (ii) any amount past due, plus (iii) any fees, late charges and/or out-of-pocket expenses assessed. If the Line is not renewed as of the last day of the term of the Line, the entire unpaid balance of the Line, including unpaid fees and charges will be due and payable. The Company granted the bank security interest in the assets of the Company as collateral. The Line expired March 12, 2015 and was not renewed.  The Company is investigating other sources of operating capital to support its research activities.

6.    SHAREHOLDERS' EQUITY

STOCK OPTION AND RESTRICTED STOCK PLANS

In August 1999, the Company adopted a stock option and restricted stock plan (the "1999 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 1,000,000 shares of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. As of January 1, of each calendar year, commencing January 1, 2000, this amount is subject to automatic annual increases equal to the lesser of 1.5% of the total number of outstanding common shares, assuming conversion of convertible securities, or 500,000 shares. The 1999 plan expired in November 2009. Options granted under the 1999 Plan were granted at prices not less than 80% of the then fair market value of the common stock and expired not more than 10 years after the date of grant.

In August 2010, the Company adopted a stock option and restricted stock plan (the "2010 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 850,000 shares of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. This plan was approved by shareholders in December 2010.  The 2010 Plan expires in December 2020. Options granted under the 2010 Plan will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant.

In December 2014, the Company adopted a stock option and restricted stock plan (the "2014 Plan") which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 850,000 shares of the Company's unissued common stock may be granted to affiliates, employees or consultants of the Company. This plan was approved by shareholders in December 2014.  The 2014 Plan expires in December 2024. Options granted under the 2014 Plan will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant.

Activity as to stock options outstanding are as follows:

	NUMBER OF STOCK OPTIONS	PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at May 31, 2013	846,500	$0.38 - $0.75	$0.47
Options granted	178,000	$0.71-$0.84	$0.75
Options exercised	(69,000)	$0.38-$0.60	$0.51
Options canceled or expired	(95,000)	$0.43-$0.84	$0.59
Options outstanding at May 31, 2014	860,500	$0.38-$0.84	$0.51
Options granted	356,000	$0.82-$0.85	$0.82
Options exercised	(23,000)	$0.38-$0.71	$0.42
Options canceled or expired	(45,500)	$0.43-$0.85	$0.72
Options outstanding at May 31, 2015	1,148,000	$0.38-$0.85	$0.60

The weighted average fair value of options granted during 2015 and 2014 was $0.82 and $0.75, respectively. The aggregate intrinsic value of options exercised during 2015 and 2014 was approximately $11,000 and $20,000 respectively. The aggregate intrinsic value of options outstanding at May 31, 2015 and 2014 was approximately $376,000 and $325,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2015 and 2014 was approximately $284,000 and $189,000, respectively.

Activity as to non-vested stock options are as follows:

		STOCK OPTIONS WEIGHTED AVERAGE AVERAGE GRANT DATE FAIR VALUE

	NUMBER OF SHARES

Nonvested shares at May 31,2014	411,000	$0.56
Granted	356,000	$0.82
Vested/Issued	(199,875)	$0.48
Forfeited	(40,000)	$0.72
Nonvested shares at May 31,2015	527,125	$0.75

At May 31, 2015, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $58,000. The weighted-average period over which this amount is expected to be recognized is 4.45 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2015 was 3.81 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2015. These options are comprised of those granted under the 1999, 2010 and 2014 plans.

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING 5/31/2015	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2015	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.38 - $ 0.50	577,500	1.31	$0.42	509,250	$0.41
$ 0.51 - $ 0.75	184,500	3.65	$0.73	103,875	$0.74
$ 0.82 - $ 0.85	386,000	8.73	$0.82	7,750	$0.83

STOCK ACTIVITY

During the fiscal year ended May 31, 2014, options to purchase 69,000 shares of common stock were exercised at prices ranging from $0.38 to $0.60. Total proceeds to the Company were $35,275.

During the fiscal year ended May 31, 2015, options to purchase 23,000 shares of common stock were exercised at prices ranging from $0.38 to $0.71. Total proceeds to the Company were $9,560.

During the fiscal year ended May 31, 2014, the Company sold 200,000 shares of its common stock at a price of $1.25 per share for proceeds of $250,000.

7.    INCOME TAXES

Income tax benefit from continuing operations for the years ended May 31, 2015 and 2014 consists of the following current benefits:

	2015	2014
Current:
U.S. Federal	$--	$--
State and local	(17,024)	6,240
Total current	(17,024)	6,240
Deferred:
U.S. Federal	(267,418)	(174,000)
State and local	(30,582)	(43,000)
Total deferred	(298,000)	(217,000)
Income tax benefit	$(315,024)	$(210,760)

Income tax (benefit) expense from continuing operations differs from the amounts computed by applying the U.S.

Federal income tax rate of 35 percent to pretax income as a result of the following:

Years ended May 31,	2015	2014
Computed "expected" tax benefit	$(226,024)	$(148,760)
Increase (reduction) in income taxes resulting from:

Change in valuation allowance	--	--
State income taxes, net of federal benefit	(27,000)	(47,000)
Research and development tax credits	(63,000)	(26,000)
Permanent tax differences and other	1,000	11,000
Income tax benefit	$(315,024)	$(210,760)

The tax effect of significant temporary differences is presented below:

Years ended May 31,	2015	2014
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	$7,000	$11,000
Inventory valuation	9,000	16,000
Compensated absences and deferred payroll	45,000	39,000
Net operating loss carryforwards	484,000	325,000
Tax credit carryforwards	239,000	160,000
Deferred rent expense	13,000	21,000
Other	56,000	48,000
Total deferred tax assets	853,000	620,000
Less valuation allowance	--	--
	853,000	620,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	(109,000)	(174,000)

Net deferred tax asset	$744,000	$446,000

Deferred tax assets, current portion	$74,000	$87,000
Deferred tax assets, long-term portion	670,000	359,000
	$744,000	$446,000

The Company has provided a valuation allowance of $0 as of May 31, 2015 and 2014, respectively. The net change in the valuation allowance for the years ended May 31, 2015 and 2014 was a decrease of $0.

At May 31, 2015 and 2014, the Company has federal income tax net operating loss carryforwards of approximately $1,445,000 and $1,035,000 respectively. Of the reported net operating loss carryforwards, approximately $211,000 are related to windfall tax benefits from the exercise of the Company’s stock options by certain employees. Pursuant to ASC 718, the federal benefit of approximately $74,000 associated with this portion of the net operating loss will be credited to additional paid-in capital when the tax benefits are actually realized. The federal net operating loss carryforwards begin to expire in 2030. At May 31, 2015 and 2014, the Company has California state income tax net operating loss carryforwards of approximately $913,000 and $642,000, respectively.

At May 31, 2015, the Company has federal research and development tax credit carryforward of approximately $212,000.  The federal credits begin to expire in 2027.  The Company also had similar credit carryforwards for state purposes of $27,000 at May 31, 2015.

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

For the fiscal year ended May 31, 2015 and 2014, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2011.

8.    BUSINESS SEGMENTS

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	2015	2014
Net sales:
Europe	$2,716,000	$2,450,000
United States	1,042,000	1,256,000
Asia	1,016,000	1,300,000
South America	21,000	19,000
Middle East	143,000	76,000
Other foreign	24,000	19,000
Total net sales	$4,962,000	$5,120,000

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

Years Ending May 31,
2016	$263,031
2017	66,240
Total	$329,271

According to the terms of the lease, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total gross rent expense in the U.S. for fiscal 2015 and 2014 was $236,154 and $234,960, respectively.  Rent expense for the Mexico facility for fiscal 2015 and 2014 was $36,000 and $33,385 respectively.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2015.

CONTRACTS

On March 27, 2009, the Company signed an Asset Purchase Agreement with a European company for the purchase of certain technology related to the manufacture of certain medical diagnostic tests.  Consideration for this purchase was a nominal deposit upon signing the agreement and a nominal transfer fee upon successful commencement of production of the products.  A royalty shall be paid for five years beginning on the date of first sale of finished product derived from the purchased assets. Royalty payments of 10% of sales are due on these products for a period of five years.  Royalty expense for this license was approximately $1,400 and $600 for the years ended May 31, 2015 and 2014, respectively.

In October 2009, the Company entered into a non-exclusive, worldwide, perpetual, irrevocable, and transferable cross-license agreement to acquire technology and intellectual property from and make available its technology and intellectual property related to enzyme-linked immunosorbent assay products to be marketed by the Company. Pursuant to the terms of the license agreement, the Company has paid $25,000 for the license for each of six products, with a similar amount to be paid for each of two additional products as they are transferred. The Company will be amortizing the costs for these licenses over a ten year period. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% and is eligible to receive royalties from certain of its products licensed in the same percentages. The Company accrues this royalty when it becomes payable.  The Company had incurred approximately $15,000 in amortization of licensing fees during each fiscal year 2015 and 2014.

In May 2010, the Company acquired from an inventor the exclusive, perpetual license to a United States patent applicable to the measurement of thiopurine methyltransferase within patients prior to commencing treatment with thiopurine drugs. The product is currently being redeveloped by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $25,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patent, which was paid in June 2010. The Company is amortizing the initial cost of $25,000 for this license over a ten year period.  As of May 31, 2015, the Company had amortized $12,500 of the license. As part of this agreement, the Company must pay royalties on future sales of these products between 4% and 8% through September 30, 2022. The agreement also has minimum escalating royalty payments which must be made for the Company to keep its exclusivity for the license. The Company accrues this royalty when it becomes payable.  A credit to royalty expense in the amount of $8,300 was recorded in fiscal 2014 due to over accrual of such royalty. Royalty in the amount of $1,200 was recorded for the year ended May 31, 2015.

On October 19, 2010, the Company signed an agreement with a university to acquire the rights to manufacture and market certain products using two patents owned by the university.  The Company paid a license issue fee of $15,000 initially and will pay royalties on net sales quarterly.  The Company has amortized the entire licensing fee as of May 31, 2013.   Royalty expense for this license was approximately $4,500 and $6,900 for the years ended May 31, 2015 and 2014, respectively.

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $21,000 is included in cost of sales for these agreements for each of the years ended May 31, 2015 and 2014. Beginning in fiscal 2011 the Company is only required to pay royalties for one of the products due to the fact that the company that was paid the royalties no longer provides materials to make that product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.2% and 3.0% of total sales for the years ended May 31, 2015 and 2014, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

10.  SUBSEQUENT EVENT

During July 2015 the Board of Directors approved the execution of an agreement with an investment banker to raise up to $3.0 million via the sale of restricted common stock of the Company.