Form 10-Q
period 2015-08-31
BIOMERICA INC
filed 2015-10-15
CIK 73290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                                           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8765

BIOMERICA, INC.
---------------------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                                                           95-2645573
---------------------------------------------------------------------------------------------------------------------------
     (State or other jurisdiction of                                                                      (I.R.S. Employer
        incorporation or organization)                                                                    Identification No.)

17571 Von Karman Avenue, Irvine, CA                                                                  92614
-----------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                           (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111
------------------------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     (TITLE OF EACH CLASS)                                                      (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
    ----------------------                                                       -------------------------------------------
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

                         Yes [_]     No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,584,487 shares of common stock, par value $0.08, as of October 15, 2015.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three Months Ended August 31, 2015 and 2014	1

	Condensed Consolidated Balance Sheets (unaudited) August 31, 2015 and (audited) May 31, 2015	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months Ended August 31, 2015 and 2014	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II	Other Information

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	11

Item 3.	Defaults upon Senior Securities	11

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

	Signatures	13

PART I - FINANCIAL INFORMATION
SUMMARIZED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended August 31,

	2015	2014

Net sales	$1,286,993	$1,034,450
Cost of sales	(865,572)	(724,539)
Gross profit	421,421	309,911

Operating Expenses:
Selling, general and administrative	339,660	338,316
Research and development	157,994	195,706
Total operating expenses	497,654	534,022

Loss from operations	(76,233)	(224,111)

Other Income (Expense):
Dividend and interest income	3,934	4,861
Interest expense	(36)	(18)
Total other income	3,898	4,843

Loss before income tax	(72,335)	(219,268)

Provision for income taxes	--	--
Net loss	$(72,335)	$(219,268)

Basic net loss per common share	$(.01)	$(0.03)

Diluted net loss per common share	$(.01)	$(0.03)

Weighted average number of common and Common Equivalent Shares:
Basic	7,582,056	7,547,839
Diluted	7,582,056	7,547,839
Net loss	$(72,335)	$(219,268)

Other comprehensive loss, net of tax:
Foreign currency translation	(343)	(934)
Comprehensive loss	$(72,678)	$(220,202)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2015 (unaudited)	May 31, 2015 (audited)

Assets

Current Assets:
Cash and cash equivalents	$893,265	$1,088,307
Accounts receivable, less allowance for doubtful accounts of $3,154 and $17,468 as of August 31, 2015 and May 31, 2015, respectively	1,213,718	1,111,570
Inventories, net	2,109,174	2,027,372
Prepaid expenses and other	173,971	164,352
Deferred tax assets, current portion	74,000	74,000
Total Current Assets	4,464,128	4,465,601

Property and Equipment, net of accumulated depreciation and amortization	410,915	445,386

Deferred Tax Assets, net of current portion	670,000	670,000

Investments	165,324	165,324

Intangible Assets, net	303,506	321,304

Other Assets	60,956	56,838
Total Assets	$6,074,829	$6,124,453

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$405,326	$392,139
Accrued compensation	133,820	131,794
Total Current Liabilities	539,146	523,933

Commitments and Contingencies (Note 6)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at August 31, 2015 and May 31, 2015	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, Issued and outstanding 7,584,487 and 7,566,714 at August 31, 2015 and May 31, 2015, respectively	606,757	605,336
Additional paid-in-capital	18,333,310	18,326,890
Accumulated other comprehensive loss	(12,607)	(12,264)
Accumulated deficit	(13,391,777)	(13,319,442)
Total Shareholders' Equity	5,535,683	5,600,520

Total Liabilities and Shareholders' Equity	$6,074,829	$6,124,453

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,

	2015	2014

Cash flows from operating activities:

Net loss	$(72,335)	$(219,268)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	58,874	63,420
Change in provision for losses on accounts receivable	(14,314)	(15,541)
Inventory reserve	(92)	20,782
Gain on disposal of equipment	--	(665)
Stock option expense	292	1,013
Decrease in deferred rent liability	(5,571)	(3,691)
Changes in assets and liabilities:
Accounts receivable	(87,835)	675,047
Inventories	(81,710)	(135,203)
Prepaid expenses and other assets	(13,737)	(38,825)
Accounts payable and other accrued expenses	18,759	(207,546)
Accrued compensation	2,026	4,118
Net cash (used in) provided by operating activities	(195,643)	143,641

Cash flows from investing activities:

Purchases of property and equipment	(5,680)	(3,675)
Proceeds from sale of equipment	--	1,900

Net cash used in investing activities	(5,680)	(1,775)

Cash flows from financing activities:

Exercise of stock options	7,549	3,173
Increase in intangibles	(925)	(6,252)

Net cash provided by (used in) financing activities	6,624	(3,079)

Effect of exchange rate changes in cash	(343)	(934)
Net (decrease) increase in cash and cash equivalents	(195,042)	137,853

Cash and cash equivalents at beginning of period	1,088,307	1,509,125
Cash and cash equivalents at end of period	$893,265	$1,646,978

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$36	$18

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and Subsidiaries (collectively the “Company”), for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America. All adjustments that were made are of normal recurring nature.

The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2015 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2015. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

The Company develops, manufactures, and markets diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions.  The Company’s medical diagnostic products are sold worldwide in two markets:  1) clinical laboratories and 2) point of care (physicians’ offices and over-the-counter drugstores).  The diagnostic test kits are used to analyze blood, urine or fecal samples from patients in the diagnosis of various diseases and other medical conditions, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

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

Inventories approximate the following at:

	August 31, 2015	May 31, 2015

Raw materials	$1,026,000	$958,000
Work in progress	834,000	831,000
Finished products	249,000	238,000
Total	$2,109,000	$2,027,000

       Reserves for inventory obsolescence are reduced as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of August 31, 2015 and May 31, 2015 inventory reserves were approximately $25,000.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $40,151 and $45,240 for the three months ended August 31, 2015 and 2014, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $18,723 and $18,180 for the three months ended August 31, 2015 and 2014, respectively.

Share-Based Compensation

The Company follows the guidance of the accounting provisions of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2015:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2015	1,148,000	$0.60
Exercised	(17,773)	0.42
Forfeited	(20,375)	0.69
Outstanding August 31, 2015	1,109,852	$0.60

       In the quarter ended August 31, 2015 options to acquire 17,773 shares of the Company’s common stock were exercised at the exercise prices ranging from $0.38 to $0.71 per share.  Net proceeds to the Company were $7,549.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives and recognizes the cost of the product as part of cost of sales.

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

Income Taxes

      The Company has provided a valuation allowance of $0 as of August 31, 2015 and May 31, 2015.

       Adjustments to deferred income taxes are determined not to be significant and will be adjusted at fiscal year end.

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

Net Loss Per Share

Basic loss per share are computed as net loss or income divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended August 31, 2015 and 2014 was 1,109,852 and 852,250 respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended August 31,

	2015	2014
Numerator:
Loss from continuing operations	$(72,335)	$(219,268)

Denominator for basic net loss per common share	7,582,056	7,547,839
Effect of dilutive securities:
Options	--	--
Denominator for diluted net loss per common share	7,582,056	7,547,839
Basic net loss per common share	$(0.01)	$(0.03)
Diluted net loss per common share	$(0.01)	$(0.03)

New Accounting Pronouncements

     In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in generally accepted accounting principles in the United States of America. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal 2015. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

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

      In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations. During August 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.

     In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU-2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in general accepted accounting principles of the United States of America with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

     Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31, 2015	May 31, 2015

Accounts payable	$375,323	$356,565
Deferred rent	30,003	35,574
Total	$405,326	$392,139

Note 4: Shareholders’ Equity

     For the three months ended August 31, 2015, options to purchase 17,773 shares of the Company’s common stock were exercised. See Note 2.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Three Months Ended August 31,

	2015	2014

Revenues from sales to unaffiliated customers:
United States	$187,000	$253,000
Asia	433,000	16,000
Europe	619,000	752,000
South America	17,000	3,000
Middle East	31,000	2,000
Other	--	9,000
	$1,287,000	$1,035,000

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

     As of August 31, 2015 and May 31, 2015, approximately $649,000 and $530,000 of Biomerica’s gross inventory and approximately $34,000 and $35,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

Note 6: Commitments and Contingencies

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $22,080.

During July 2015, the Board of Directors approved the execution of an agreement with an investment banker to raise up to $3.0 million through the sale of restricted common stock of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY BIOMERICA) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OR CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF BIOMERICA. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS. THESE RISKS AND UNCERTAINTIES ALSO INCLUDE THE SUCCESS OF THE COMPANY IN RAISING NEEDED CAPITAL, THE ABILITY OF THE COMPANY TO MAINTAIN REQUIREMENTS TO BE LISTED ON NASDAQ, THE CONTINUAL DEMAND FOR THE COMPANY'S PRODUCTS, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, AVAILABILITY OF RAW MATERIALS, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY.READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,286,993 for the three months ended August 31, 2015 as compared to $1,034,450 for the same period in the previous year. This represents an increase of $252,543. The increase was primarily due to an increase of sales in Asia of approximately $417,000 which was offset by a decrease of approximately $133,000 in Europe and approximately $66,000 in the U.S.

        For the three months ended August 31, 2015 as compared to August 31, 2014, cost of sales decreased as a percentage of sales from 70.0% of sales, or $724,539, to 67.3% of sales, or $865,572. Cost of sales as a percentage of sales decreased due to the higher volume of sales which contributed more towards covering  fixed expenses.

        For the three months ended August 31, 2015 compared to 2014, selling, general and administrative costs increased by $1,344, or 0.4%.

        For the three months ended August 31, 2015 and 2014, research and development expenses were $157,994 as compared to $195,706,a decrease of $37,712, or 19.3%. The decrease was due to lower costs (materials, regulatory and wages) incurred in the improvement, development and approval of new and existing products in the gastroenterology area.

        For the three months ended August 31, 2015 as compared to August 31, 2014, dividend and interest income decreased from $4,861 to $3,934.

LIQUIDITY AND CAPITAL RESOURCES

       As of August 31, 2015 and May 31, 2015, the Company had cash and cash equivalents in the amount of $893,265 and $1,088,307 and working capital of $3,924,982 and $3,941,668, respectively.

       During the three months ended August 31, 2015 the Company’s operations used cash of $195,643 compared to cash provided by operations of $143,641 in the same period of the prior fiscal year. Cash used by operations in fiscal 2016 was primarily a result of an increase in accounts receivable of $87,835 and inventory of $81,710 as compared to fiscal 2015 which had decreased accounts receivables of $675,047, an increase in inventories of $135,203 and a decrease in payables of $207,546. Cash used in investing activities in the three months ended August 31, 2015 was $5,680 compared to the three months ended August 31, 2014 of $1,775. Both years the use of funds was for the purchase of property and equipment. Cash provided by financing activities in the three months ended August 31, 2015 was $6,624 primarily due to the exercise of stock options, compared to cash used in financing activities of $3,079 in the three months ended August 31, 2014, a result of an increase in intangibles.

During July 2015, the Board of Directors approved the execution of an agreement with an investment banker to raise up to $3.0 million through the sale of restricted common stock of the Company.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, and inventory reserve. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies.

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

Date: October 15, 2015
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2015
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)