Form 10-Q
period 2015-11-30
BIOMERICA INC
filed 2016-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

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

                   Yes [_]     No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  7,605,589 shares of common stock, par value $0.08, as of January 14, 2016.

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended November 30,		Three Months Ended November 30,

	2015	2014	2015	2014

Net sales	$2,452,073	$2,168,050	$1,165,080	$1,133,600
Cost of sales	(1,618,611)	(1,550,896)	(753,039)	(826,357)
Gross profit	833,462	617,154	412,041	307,243

Operating Expenses:
Selling, general and administrative	731,263	713,336	391,603	375,020
Research and development	388,206	377,794	230,212	182,088
Total operating expenses	1,119,469	1,091,130	621,815	557,108
Loss from operations	(286,007)	(473,976)	(209,774)	(249,865)

Other Income (Expense):
Dividend and interest income	17,958	16,697	14,024	11,837
Interest expense	(54)	(17)	(18)	--
Total other income	17,904	16,680	14,006	11,837

Loss before income tax	(268,103)	(457,296)	(195,768)	(238,028)

Income tax benefit	(129,000)	--	(129,000)	--
Net loss	$(139,103)	$(457,296)	$(66,768)	$(238,028)

Basic net loss per common share	$(0.02)	$(0.06)	$(0.01)	$(0.03)
Diluted net loss per common share	$(0.02)	$(0.06)	$(0.01)	$(0.03)

Weighted average number of common and common equivalent shares:
Basic	7,584,333	7,549,894	7,586,635	7,551,972
Diluted	7,584,333	7,549,894	7,586,635	7,551,972

Net loss	$(139,103)	$(457,296)	$(66,768)	$(238,028)

Other comprehensive loss, net of tax:
Foreign currency translation	(1,366)	(1,678)	(1,023)	(744)
Comprehensive loss	$(140,469)	$(458,974)	$(67,791)	$(238,772)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2015 (unaudited)		May 31, 2015 (audited)

Assets

Current Assets:
Cash and cash equivalents	$642,978	$1,088,307
Accounts receivable, less allowance for doubtful accounts of $8,815 and $17,468 as of November 30, 2015 and May 31, 2015, respectively	1,172,585	1,111,570
Inventories, net	2,237,394	2,027,372
Prepaid expenses and other	105,313	164,352
Total Current assets	4,158,270	4,391,601

Property and Equipment, net of accumulated depreciation and amortization of $1,346,477 and $1,267,617 as of November 30, 2015 and May 31, 2015, respectively	394,820	445,386

Deferred Tax Assets	873,000	744,000

Investments	165,324	165,324

Intangible Assets, net	284,692	321,304

Other Assets	65,891	56,838
Total Assets	$5,941,997	$6,124,453

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$315,834	$392,139
Accrued compensation	153,253	131,794
Total Current liabilities	469,087	523,933

Commitments and Contingencies (Note 5)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at November 30, 2015 and May 31, 2015	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 7,590,237 and 7,566,714 at November 30, 2015 and May 31, 2015, respectively	607,217	605,336
Additional paid-in-capital	18,337,868	18,326,890
Accumulated other comprehensive loss	(13,630)	(12,264)
Accumulated deficit	(13,458,545)	(13,319,442)
Total Shareholders' Equity	5,472,910	5,600,520

Total Liabilities and Shareholders' Equity	$5,941,997	$6,124,453
The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,

	2015	2014

Cash flows from operating activities:

Net loss	$(139,103)	$(457,296)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	116,396	126,176
Stock option expense	2,562	1,804
Change in provision for allowance for doubtful accounts	(8,653)	(16,659)
Inventory reserve	4,216	7,423
Gain on disposal of equipment	--	(665)
Decrease in deferred rent liability	(13,072)	(9,262)
Increase in deferred tax assets	(129,000)	--
Changes in assets and liabilities:
Accounts receivable	(52,362)	900,454
Inventories	(214,238)	(231,601)
Prepaid expenses and other	49,986	(56,787)
Accounts payable and accrued expenses	(63,233)	(88,082)
Accrued compensation	21,459	8,491
Net cash (used in) provided by operating activities	(425,042)	183,996

Cash flows from investing activities:

Purchases of property and equipment	(28,294)	(8,654)
Proceeds from sales of equipment	--	1,900
Increase in intangibles	(925)	(14,136)

Net cash used in investing activities	(29,219)	(20,890)

Cash flows from financing activities:

Proceeds from exercise of stock options	10,298	3,495

Net cash provided financing activities	10,298	3,495

Effect of exchange rate changes in cash	(1,366)	(1,678)
Net (decrease) increase in cash and cash equivalents	(445,329)	164,923

Cash and cash equivalents at beginning of period	1,088,307	1,509,125
Cash and cash equivalents at end of period	$642,978	$1,674,048

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$54	$17
Income taxes	$0	$0

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2015 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2015 for the fiscal year ended May 31, 2015. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as the Company’s German subsidiary and Mexican subsidiary. The Mexican subsidiary has not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The approximate balances of inventories are the following at:

	November 30, 2015	May 31, 2015

Raw materials	$1,071,000	$958,000
Work in progress	842,000	831,000
Finished products	324,000	238,000
Total	$2,237,000	$2,027,000

       Reserves for inventory obsolescence are increased as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $38,709 and $44,276 for the three months ended November 30, 2015 and 2014, and $78,860 and $89,516 for the six months ended November 30, 2015 and 2014, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $18,813 and $18,479 for the three months ended November 30, 2015 and 2014, respectively, and $37,536 and $36,660 for the six months ended November 30, 2015 and 2014, respectively.

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

       The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2015:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2015	1,148,000	$0.60
Exercised	(23,523)	0.44
Cancelled or expired	(21,375)	0.70
Outstanding November 30, 2015	1,103,102	$0.58

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

Income Taxes

      The Company has provided a valuation allowance of approximately $0 as of November 30, 2015 and May 31, 2015.

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

Reclassification

     Certain amounts on the May 31, 2015 condensed consolidated balance sheet have been reclassified to conform to the current period presentation.

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

Net Loss Per Share

Basic earnings (loss) per share are computed as net loss or income divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and six months ended November 30, 2014 was 344,024 and 371,731, respectively. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and six months ended November 30, 2015 was 321,669 and 401,914, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended November 30,		Three Months Ended November 30,

	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(139,103)	$(457,296)	$(66,768)	$(238,028)

Denominator for basic net loss Per common share	7,584,333	7,549,894	7,586,635	7,551,972
Effect of dilutive securities:
Options	--	--	--	--

Denominator for diluted net loss per common share	7,584,333	7,549,894	7,586,635	7,551,972
Basic net loss per common share	$(0.02)	$(0.06)	$(0.01)	$(0.03)
Diluted net loss per common share	$(0.02)	$(0.06)	$(0.01)	$(0.03)

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

     On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU-2015-17”).  The update eliminates the requirement to classify deferred tax assets and liabilities on a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period.  The Company chose to adopt ASU 2015-17 as of the fiscal quarter ended November 30, 2015.

     Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30, 2015	May 31, 2015

Accounts payable	$293,332	$356,565
Deferred rent	22,502	35,574
Total	$315,834	$392,139

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Six Months Ended November 30,		Three Months Ended November 30,

	2015	2014	2015	2014
Revenues from sales to unaffiliated customers:
United States	$405,000	$473,000	$218,000	$220,000
Asia	852,000	118,000	419,000	102,000
Europe	1,092,000	1,444,000	473,000	693,000
South America	49,000	6,000	32,000	3,000
Middle East	54,000	113,000	23,000	111,000
Other	--	14,000	--	5,000
	$2,452,000	$2,168,000	$1,165,000	$1,134,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

        As of November 30, 2015 and May 31,2015,approximately $777,000 and $530,000 of Biomerica's gross inventory and approximately $30,000 and $35,000, of Biomerica's property and equipment,net of accumulated depreciation and amortization, was located in Mexicali,Mexico,respectively.

Note 5: Commitments and Contingencies

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016. The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent is currently set at $22,080 per month.

       On November 30, 2015, the Company entered into a First Amendment to Lease whereby the lease for the above mentioned property is extended until August 31, 2021. The initial rent for the period of the extension commencing September 1, 2016 is set at $21,000 per month with scheduled annual increases through the end of the lease term.

       During July 2015,the Board of Directors approved the execution of an agreement with an investment banker to raise up to $3.0 million through the sale of restricted common stock of the Company.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,165,080 for the three months ended November 30, 2015 as compared to $1,133,600 for the same period in the previous year. This represents an increase of $31,480 or 2.8%. For the six month period ended November 30, 2015 as compared to 2014, net sales were $2,452,073 as compared to $2,168,050.  This represents an increase of $284,023 or 13.1%. The increase was primarily due to the increase sales in Asia, which were offset by decreased sales in Europe due to a combination of order timing and weaker sales for the periods.

       For the three months ended November 30, 2015 as compared to November 30, 2014, cost of sales decreased as a percentage of sales from 72.9% of sales, or $826,357, to 64.6% of sales, or $753,039. For the six months ended November 30, 2015 as compared to 2014, cost of sales decreased as a percentage of sales from 71.5% of sales, or $1,550,896, to 66.0% of sales, or $1,618,611.  The decrease in the three and six month periods was primarily due to more costs capitalized into inventory during fiscal 2016 due to inventory levels at that time and a higher volume of sales which contributed more towards covering fixed expenses.

         For the three months ended November 30, 2015 compared to 2014, selling, general and administrative costs increased by $16,583, or 4.4%. For the six month period ended November 30, 2015 as compared to 2014, these expenses increased by $17,927, or 2.5%. The overall increase in selling, general and administrative costs was primarily due to quarter specific expenses such as trade show attendance in Germany and Spain, annual meeting expenses and regulatory fees in order to comply with the CE mark.

         For the three months ended November 30, 2015 compared to 2014, research and development expenses increased by $48,124 or 26.4%. For the six month period ended November 30, 2015 as compared to 2014, these expenses increased by $10,410, or 2.8%.  The increases were primarily due to research being done related to new products, regulatory approvals and patent application preparation.

         For the three months ended November 30, 2015 as compared to November 30, 2014, other income increased from $11,837 to $14,006 and for the six month period from $16,680 to $17,904, primarily due to dividends received from the investment in our Polish distributor.

         For the six months ended November 30, 2015, the Company recorded an income tax benefit of $129,000 which is a result of an increase in the deferred tax asset which resulted from losses incurred during the first six months of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2015 and May 31, 2015, the Company had cash and cash equivalents in the amount of $642,978 and $1,088,307 and working capital of $3,689,183 and $3,867,668, respectively. During the month of December 2015 the Company collected significant funds owed on accounts receivable and as of the end of that month had approximately $1,081,000 in cash.

       During the six months ended November 30, 2015 the Company’s operations used cash of $425,042 as compared to cash provided of $183,996 in the same period of the prior fiscal year. Cash used by operations in fiscal 2016 was primarily a result of increased inventories of $214,238, payment of accounts payable of $63,233 and a net loss of $139,103, which was offset by depreciation and amortization of $116,396. Cash provided by operations in the six months ended November 30, 2014 resulted from $231,601 in increased inventories, payment of $88,082 of accounts payable and a net loss of $457,296, which was offset by collection of accounts receivable of $900,454 and depreciation and amortization of $126,176.  Cash used in investing activities in the six months ended November 30, 2015 was $29,219, $28,294 of which was for purchases of property and equipment as compared to cash used of $20,890, of which $8,654 was for purchases of property and equipment and $14,136 for increased intangibles in the six months ended November 30, 2014.  Cash provided by financing activities for the six months ended November 30, 2015 was a result of the exercise of stock options of $10,298. Cash provided of $3,495 in the prior fiscal year was due to the exercise of stock options.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5. OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 16, 2015, to consider and vote on the matters listed below.  The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on September 28, 2015.  The final voting results from the meeting are set forth below.

Proposal 1:  Election of Directors

     Based on the following votes, the individuals named below were each elected to serve as our directors until our next Annual Meeting of Stockholders.

Name	Votes For	Votes Withheld

Zackary Irani	3,859,986	106,395
Janet Moore	3,861,967	104,414
Allen Barbieri	3,870,879	95,502
Dr. Francis Cano	3,869,174	97,207
Dr. Jane Emerson	3,845,279	121,102

Proposal 2: Ratification of Selection of Independent Auditors

     Based on the following votes, the selection of PKF Certified Public Accountants, A Professional Corporation, as our independent registered public accounting firm for the 2016 fiscal year was ratified.

Votes For	Votes Against	Abstentions

6,167,529	54,396	33,878

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore

101		Interactive data files pursuant to Rule 405 Regulation S-T, as follows:

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

BIOMERICA, INC.

Date:	January 14, 2016
		By:	/S/ Zackary S. Irani
Zackary S. Irani
Director, Chief Executive Officer
(Principal Executive Officer)
Date:	January 14, 2016
		By:	/S/ Janet Moore
Janet Moore
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)