Form 10-Q
period 2016-02-29
BIOMERICA INC
filed 2016-04-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

                       Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 7,659,339 shares of common stock, par value $0.08, as of April 14, 2016.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 29, 2016 and February 28, 2015	1

	Condensed Consolidated Balance Sheets (unaudited) February 29, 2016 and (audited) May 31, 2015	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended February 29, 2016 and February 28, 2015	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net sales	$3,813,683	$3,467,450	$1,361,608	$1,299,400
Cost of sales	(2,635,701)	(2,391,464)	(1,017,090)	(840,568)
Gross profit	1,177,982	1,075,986	344,518	458,832

Operating Expenses:
Selling, general and administrative	1,159,624	1,123,073	428,356	409,737
Research and development	573,473	562,420	185,270	184,632
Total operating expenses	1,733,097	1,685,493	613,626	594,369
Loss from operations	(555,115)	(609,507)	(269,108)	(135,537)

Other Income (Expense):
Dividend and interest income	27,134	18,421	9,175	1,724
Interest expense	(124)	(17)	(69)	--
Total other income	27,010	18,404	9,106	1,724

Loss before income tax benefit	(528,105)	(591,103)	(260,002)	(133,813)

Income tax benefit	254,000	16,620	125,000	16,620
Net loss	$(274,105)	$(574,483)	$(135,002)	$(117,193)

Basic net loss per common share	$(0.04)	$(0.08)	$(0.02)	$(0.02)
Diluted net loss per common share	$(0.04)	$(0.08)	$(0.02)	$(0.02)

Weighted average number of common and common equivalent shares:
Basic	7,595,273	7,551,447	7,617,272	7,554,603
Diluted	7,595,273	7,551,447	7,617,272	7,554,603

Net loss	$(274,105)	$(574,483)	$(135,002)	$(117,193)

Other comprehensive loss, net of tax:
Foreign currency translation	(1,439)	(1,987)	(73)	(308)
Comprehensive loss	$(275,544)	$(576,470)	$(135,075)	$(117,501)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2016 (unaudited)	May 31, 2015 (audited)

Assets

Current Assets:
Cash and cash equivalents	$859,145	$1,088,307
Accounts receivable, less allowance for doubtful accounts of $8,456 and $17,468 as of February 29, 2016 and May 31, 2015, respectively	919,944	1,111,570
Inventories, net	2,100,101	2,027,372
Prepaid expenses and other	102,083	164,352
Total current assets	3,981,273	4,391,601

Property and Equipment, net of accumulated depreciation and amortization of $1,384,847 and $1,267,617 as of February 29, 2016 and May 31, 2015, respectively	398,154	445,386

Deferred Tax Assets	998,000	744,000

Investments	165,324	165,324

Intangible Assets, net	264,905	321,304

Other Assets	68,286	56,838
Total Assets	$5,875,942	$6,124,453

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$327,007	$392,139
Accrued compensation	159,834	131,794
Total current liabilities	486,841	523,933

Commitments and Contingencies (Note 5)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at February 29, 2016 and May 31, 2015	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 7,659,339 and 7,566,714 at February 29, 2016 and May 31, 2015, respectively	612,746	605,336
Additional paid-in-capital	18,383,605	18,326,890
Accumulated other comprehensive loss	(13,703)	(12,264)
Accumulated deficit	(13,593,547)	(13,319,442)
Total Shareholders' Equity	5,389,101	5,600,520

Total Liabilities and Shareholders' Equity	$5,875,942	$6,124,453

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 29, 2016	February 28, 2015

Cash flows from operating activities:

Net loss	$(274,105)	$(574,483)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	174,554	192,670
Stock option expense	25,869	6,063
Change in provision for losses on accounts receivable	(9,012)	(12,993)
Gain on disposal of property and equipment	--	(665)
Inventory reserve	12,220	7,328
Decrease in deferred rent liability	(20,573)	(14,834)
Increase in deferred tax assets	(254,000)	--
Changes in assets and liabilities:
Accounts receivable	200,638	529,304
Inventories	(84,949)	(352,354)
Prepaid expenses and other assets	62,269	(26,521)
Accounts payable and accrued expenses	(44,559)	(73,902)
Other assets	(11,448)	(14,788)
Accrued compensation	28,040	16,262

Net cash used in operating activities	(195,056)	(318,913)

Cash flows from investing activities:

Proceeds from sale of equipment	--	1,900
Increases in intangibles	(925)	(14,135)
Purchases of property and equipment	(69,998)	(8,656)

Net cash used in investing activities	(70,923)	(20,891)

Cash flows from financing activities:

Proceeds from exercise of stock options	38,256	4,355
Net cash provided by financing activities	38,256	4,355
Effect of exchange rate changes in cash	(1,439)	(1,987)
Net decrease in cash and cash equivalents	(229,162)	(337,436)

Cash and cash equivalents at beginning of period	1,088,307	1,509,125
Cash and cash equivalents at end of period	$859,145	$1,171,689

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$124	$17
Income taxes	$800	$800

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

  Occasionally certain long-standing customers, who routinely place large orders, will have unusually large accounts receivable balances relative to the total gross accounts receivable.  Management monitors these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

  The approximate balances of inventories are the following at:

	February 29, 2016	May 31, 2015

Raw materials	$1,061,000	$958,000
Work in progress	791,000	831,000
Finished products	248,000	238,000
Total	$2,100,000	$2,027,000

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

  Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $38,370 and $46,819 for the three months ended February 29, 2016 and February 28, 2015, and $117,230 and $136,337 for the nine months ended February 29, 2016 and February 28, 2015, respectively.

Intangible Assets

  Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $19,788 and $19,674 for the three months ended February 29, 2016 and February 28, 2015, respectively, and $57,324 and $56,333 for the nine months ended February 29, 2016 and February 28, 2015, respectively.

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

  The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 29, 2016:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2015	1,148,000	$0.60
Granted	70,000	1.04
Exercised	(92,625)	0.41
Cancelled or expired	(21,375)	0.70
Outstanding February 29, 2016	1,104,000	$0.64

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

Investments

  From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  The Company currently has not written down the investment and no events have occured which could indicate the carrying value to be less than the fair value. Investments represent the Company’s investment in a Polish distributor which is primarily engaged in distributing medical devices.  The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

Shipping and Handling Fees and Costs

  The Company included shipping and handling fees billed to customers in net sales.  The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

Research and Development

  Research and development costs are expensed as incurred.

Income Taxes

         The Company has provided a valuation allowance of $0 as of February 29, 2016 and May 31, 2015.

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

Net Loss Per Share

  Basic earnings (loss) per share are computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total amount of anti-dilutive options not included in the earnings (loss) per share calculation for the three and nine months ended February 29, 2016 was 484,983 and 415,960, respectively. The total amount of anti-dilutive warrants or options not included in the earnings (loss) per share calculation for the three and nine months ended February 28, 2015 was 364,319 and 403,524, respectively.

  The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations.

Nine Months Ended			Three Months Ended

February 29, 2016		February 28, 2015	February 29, 2016	February 28, 2015

Numerator:
Net loss	$(274,105)	$(574,483)	$(135,002)	$(117,193)
Denominator for basic net loss Per common share	7,595,273	7,551,447	7,617,272	7,554,603
Effect of dilutive securities:
Options and warrants	--	--	--	--

Denominator for diluted net loss per common share	7,595,273	7,551,447	7,617,272	7,554,603

Basic net loss per common share	$(0.04)	$(0.08)	$(0.02)	$(0.02)
Diluted net loss per common share	$(0.04)	$(0.08)	$(0.02)	$(0.02)

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

       On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU-2016-01”).  The release affects public and private companies that hold financial assets or owe financial liabilities.  ASU-2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU- 2016-01 will have on the Company’s financial position or results of operations.

       On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(“ASU-2016-02”).  ASU-2016-02 defines whether a contract is a lease. If it is a lease, the Company is required to recognize the lease assets and liabilities. ASU-2016-02 is effective for public companies for the annual periods beginning after December 15, 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2016-02 will have on the Company’s financial position or results of operations.

       On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU-S016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2016-09 will have on the Company’s financial position or results of operations.

       Other recent ASU’s issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.

Note 3:  Accounts Payable and Accrued Expenses

        The Company’s accounts payable and accrued expenses consist of the following at:

	February 29, 2016	May 31, 2015

Accounts payable and accrued expenses	$312,006	$356,565
Deferred rent	15,001	35,574
Total	$327,007	$392,139

Note 4:  Geographic Information

  Financial information about foreign and domestic operations and export sales is approximately as follows:

	Nine Months Ended		Three Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenues from sales to unaffiliated customers:
United States	$776,000	$784,000	$370,000	$310,000
Asia	1,219,000	494,000	367,000	375,000
Europe	1,634,000	2,031,000	543,000	587,000
South America	50,000	8,000	1,000	3,000
Middle East	134,000	136,000	81,000	23,000
Other	1,000	14,000	--	1,000
	$3,814,000	$3,467,000	$1,362,000	$1,299,000

      No other geographic concentrations exist where net sales exceed 10% of total net sales.

       As of February 29, 2016 and May 31, 2015, approximately $701,000 and $530,000, of Biomerica’s gross inventory and approximately $28,000 and $35,000, of Biomerica’s property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

Note 5:  Commitments and Contingencies

  On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term.  The rent is currently set at $22,080 per month.

  On November 30, 2015, the Company entered into a First Amendment to Lease whereby the lease for the above referenced property is extended until August 31, 2021.  The initial rent for the period of the extension commencing September 1, 2016 is set at $21,000 per month with scheduled annual increases through the end of the lease term.

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

RESULTS OF OPERATIONS

       Consolidated net sales for Biomerica were $1,361,608 for the three months ended February 29, 2016 as compared to $1,299,400 for the period ended February 28, 2015. This represents an increase of $62,208, or 4.8%. The increase for the three month period was primarily due to domestic sales as well as new accounts in the Middle East. For the nine month periods ended February 29, 2016 as compared to February 28, 2015, net sales were $3,813,683 as compared to $3,467,450, an increase of $346,233, or 10.0%, primarily due to increased sales in Asia, which were offset by decreases in Europe.

        For the three months ended February 29, 2016 as compared to the three months ended February 28, 2015, cost of sales increased as a percentage of sales from 64.7% of sales or $840,568, to 74.7% of sales, or $1,017,090. For the nine months ended February 29, 2016 as compared to February 28, 2015, cost of sales as a percentage of sales increased from 69.0% of sales or $2,391,464, to 69.1% of sales or $2,635,701. The increase in cost of sales as a percentage of sales during the three months  ended February 29, 2016 was primarily a result of a mix of products sold that had lower profit margins and higher than usual regulatory costs.

        For the three months ended February 29, 2016 compared to February 28, 2015, selling, general and administrative costs increased by $18,619, or 4.5%. For the nine months ended February 29, 2016 as compared to February 28, 2015, general and administrative costs increased by $36,551, or 3.3%. The increases were primarily due to increased outside services and stock option expense.

        For the three months ended February 29, 2016 compared to February 28, 2015, research and development expenses increased by $638, or 0.3%. For the nine month period ended February 29, 2016 as compared to February 28, 2015, these expenses increased by $11,053, or 2.0%.  The increase for both periods was due to research being done related to new products, regulatory approvals and patent application preparation.

        For the three and nine months ended February 29, 2016 as compared to February 28, 2015, dividend and interest income and interest expense increased by $7,382 and by $8,606, respectively. Both increases were primarily due to dividends received from the Polish distributor in which the Company owns approximately 6%.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 29, 2016 and May 31, 2015, the Company had cash and cash equivalents in the amount of $859,145 and $1,088,307 and working capital of $3,494,432 and $3,867,668, respectively.

         During the nine months ended February 29, 2016, the Company’s operations used cash of $195,056 compared to $318,913 in the same period of the prior fiscal year. Cash used in operations in fiscal 2016 was a result of the net loss of $274,105, increases of $84,949 in inventory, and decreases of accounts payable and accrued expenses in the amount of $44,559, which was offset by collection of trade accounts receivable of $200,638 and depreciation and amortization of $174,554. Cash used in investing activities in the nine months ended February 29, 2016 was $70,923 compared to the nine months ended February 28, 2015 of $20,891.  The increase was attributable to purchases of property and equipment. The Company received $38,256 from the exercise of stock options during the nine month period ended February 29, 2016, as compared to $4,355 during the nine months ended February 28, 2015.

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

Date: April 14, 2016
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2016
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)