Form 10-K
period 2016-05-31
BIOMERICA INC
filed 2016-08-29
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2016

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 5,967,045 shares held by non-affiliates and the closing price of $0.90 per share for Common Stock in the over-the-counter market as of November 30, 2015): $5,370,341

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2016:  8,169,673

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2016. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

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

Biomerica maintains its headquarters in Irvine, California where it houses administration, product development, sales and marketing, customer services and some manufacturing operations.  A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.  Biomerica has established wholly owned subsidiaries in Mexico and Germany for future use. The Company expends considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others). We utilize technical personnel to conduct product improvement and technical transfer development activities, as well as explore potential new technologies that the Company may wish to develop. We are currently pursuing the development of two tests for the gastrointestinal market.

Biomerica is a well-established, medical diagnostics manufacturer and distributor, especially active in the Physicians’ Office and Clinical Lab space.

PRODUCTION

Most of our diagnostic test kits are processed and assembled at our facilities in Irvine, California and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico in fiscal 2003 and moved a significant portion of our diagnostic production (primarily a portion of our packaging and assembly) to that facility. We sublease facilities from and subcontract with Lancer Orthodontics (a former subsidiary) (“Lancer”) to provide labor and other services. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA and international regulations.

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

RESEARCH AND DEVELOPMENT

We are currently pursuing the development of two tests for the gastrointestinal market.  Our increase in research and development spending is due to our focus on these tests and the feasibility of possible FDA clearance for such tests. The Company also utilizes technical personnel to conduct other development activities and improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, consultants, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2016 and 2015 aggregated $780,333 and $733,640, respectively.

InFoods® is a new approach to the treatment of irritable bowel syndrome (IBS) —a large market with a lot of space for better solutions. Our Company’s GI focus has led us to the development of a diagnostic-guided therapy for treatment of all subtypes of IBS (IBS-C, IBS-D and IBS-M).  Specifically, we are developing a patent-pending method that is designed to identify patient-specific foods, the avoidance of which could alleviate an individual’s IBS symptoms.   A point-of-care product is being developed to allow physicians to perform the test in-office using a finger stick blood sample and could provide new incremental revenues to a GI medical practice. A billable CPT code that can be used by both clinical labs and physicians’ offices is available for InFoods® diagnostic products. The clinical lab product will be the first product we plan to submit for regulatory clearance. The InFoods® product is unique in that it has no drug-type side effects.

We are planning to pursue a de novo 510(k) rather than a PMA (Premarket Approval Application). De novo clearance is faster and less expensive than the PMA route, which is the most stringent type of device marketing application required by the FDA.

MARKETS AND METHODS OF DISTRIBUTION

Biomerica has approximately 340 current customers for its diagnostic business, of which approximately 100 are foreign distributors, 40 are domestic distributors and the balance are hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

We rely on affiliated and unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point of care testing (physicians' offices and over-the-counter drug stores).

For the years ended May 31, 2016 and 2015, the Company had one distributor which accounted for 30.3% and 16.3%, respectively, of consolidated sales.

BACKLOG

At May 31, 2016 and 2015, Biomerica had a backlog of approximately and $386,000 and $154,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the year ended May 31, 2016, two companies combined accounted for 25.3% of the purchases of raw materials. For the year ended May 31, 2015, one company accounted for 13.6% of the purchases of raw materials.

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

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are legally defined to be in vitro diagnostic and medical devices. As a result, we are considered to be an in vitro diagnostic and medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the FDA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records, the reporting of potential product problems, and other matters.

The Food, Drug & Cosmetic Act of 1938 (the "FDCA") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be assured through general controls, such as device listing, adequate labeling, and adherence to the Quality System Regulation ("QSR") as well as Medical Device Reporting (“MDR”), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Notification or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive clearance prior to marketing by the FDA pursuant to a pre-market approval to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices. The Company's products are primarily either Class I or Class II medical devices.

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

At present, outside the EU the regulatory international review process varies from country to country. We, in general, rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of those countries. We believe that our international sales to date have been in compliance with the laws of all foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

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

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2016	2015
Europe	$2,166,000/42.1%	$2,716,000/54.7%
United States	995,000/19.4%	1,042,000/21.0%
Asia	1,731,000/33.7%	1,016,000/20.4%
S. America	67,000/1.3%	21,000/0.4%
Middle East	180,000/3.5%	143,000/2.9%
Other foreign	1,000/0.0%	24,000/0.6%
Total Sales	$5,140,000/100%	$4,962,000/100%

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", and "GAP" with the Office of Patents and Trademarks on December 31, 1985. We have also registered the tradename “InFoods”. Our unregistered tradenames are "EZ-Detect", "EZ-H.P" and "EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.  Biomerica has filed several patent applications with regard to new tests to identify possible triggers for causing specific symptoms.

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

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $24,000 and $21,000 is included in cost of sales for these agreements for each of the years ended May 31, 2016 and 2015. Beginning in fiscal 2011, the supplier was only required to pay royalties for one of the products due to the fact that the company no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.5% and 3.2% of total sales for the years ended May 31, 2016 and 2015, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

EMPLOYEES

As of May 31, 2016 and 2015, the Company employed 36 employees, respectively, one of whom is employed part-time in the United States. The following is a breakdown between departments:

	2016	2015
Administrative	5	5
Marketing & Sales	3	3
Production and Operations	28	28
Total	36	36

In addition, Biomerica contracts with Lancer for the services of 16 people at its Mexico facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

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

Limited Trading - As of August 26, 2016, the Company's stock was traded on the Nasdaq Capital Market.  Trading of the Company's stock is limited and liquidation of the Company’s stock may be difficult as there is a limited market for the Company’s stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company leases its office facilities. At May 31, 2016, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. The lease for its headquarters expires on August 31, 2016.  The Company has an option to extend the term of its lease for two additional sixty month periods. On November 30, 2015, the Company exercised its option to extend its lease and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. The initial base rent for the lease extension is $21,000 per month, increasing to $23,637 through August 31, 2021. The security deposit of $22,080 remains the same. The Company also leases approximately 7,000 square feet of floor space in Mexico on a month-to-month basis as well as a smaller unit for use in one manufacturing process. In addition, the Company leases a small office in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 20, 2002, the Company's stock had been quoted on the OTC Bulletin Board under the symbol "BMRA". On August 23, 2016, Nasdaq (National Association of Securities Dealers Automated Quotations) approved the Company’s application to list its common stock on The Nasdaq Capital Market. The Company trades under the trading symbol BMRA. The Company’s common stock started trading on Nasdaq on August 26, 2016.

The following table shows the high and low bid prices for Biomerica's common stock for the periods indicated, based upon data reported by Yahoo Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
Quarter ended:
May 31, 2016	$2.90	$1.11
February 28, 2016	$1.50	$0.85
November 30, 2015	$0.95	$0.77
August 31, 2015	$1.44	$0.72
May 31, 2015	$1.01	$0.72
February 28, 2015	$0.93	$0.81
November 30, 2014	$1.00	$0.79
August 31, 2014	$1.03	$0.81

As of May 31, 2016, the number of holders of record of Biomerica's common stock was approximately 844, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

On May 25, 2016, Biomerica, Inc. ("Biomerica" or the "Company") entered into an Exclusive Marketing License Agreement with Celtis Pharm Co., Ltd., a medical company in the Republic of Korea (South Korea) (“Celtis”), that  grants to Celtis an exclusive license to market Biomerica’s new InFoods® IBS products (“IBS Products”). The IBS Products identify patient-specific trigger foods that exacerbate/alleviate IBS (Irritable Bowel Disease) symptoms. The Exclusive Marketing License Agreement only allows for Biomerica’s IBS Products to be sold by Celtis in the Republic of Korea with a possibility of expansion of territory in the future upon mutually agreeable negotiations.  The term of the agreement is for a period of five years plus an additional two year term for Korean FDA clearance and begins after Biomerica first receives final clearance for sale of the IBS Products in the United States. The agreement may be cancelled if Biomerica has not obtained final approval or clearance for sale of the IBS Products in the United States from the United States FDA on or before December 31, 2017, or another date mutually agreed upon in writing.  Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC.

Celtis, at its sole cost and expense, must use its commercially reasonable good faith efforts to obtain Korean FDA approval or clearance of the IBS Products.

The terms of the Exclusive Marketing License Agreement provide up to $1.25 million in exclusivity fees based on certain milestones including Biomerica’s starting clinical trials in the United States, receipt of US FDA clearance and Celtis’ first sales of IBS Products in Korea.  Should Biomerica not receive US FDA clearance for the IBS Products, $250,000 of the up-front exclusivity fee shall convert into Biomerica common stock at the price of $3.00 per share for a total of 83,333 shares.

Additionally, the Agreement provides for royalty fees (in the mid-teens) paid to Biomerica that are based on a percentage of net sales of the IBS Products in Korea. Minimum royalties in order to retain the exclusive South Korean license total $7.25 million starting at Korean FDA approval or clearance, which in no case will be later than May 31, 2019, or a date mutually agreed upon in writing, and continue for five years or longer if Korean FDA approval is obtained earlier than May 31, 2019.

Biomerica will sell the IBS Products to Celtis at a cost plus mark-up basis.

On May 25, 2016, in connection with the Exclusive Marketing License Agreement, Biomerica, Inc. consummated a Stock Purchase Agreement with Celtis Pharm Co., Ltd. (“Celtis”) of South Korea in which Celtis agreed to  purchase 333,334 shares of Biomerica’s common stock at the purchase price of $3.00 per share for an aggregate purchase price of $1,000,002 (the “Private Placement”).

The shares were offered and sold in the Private Placement to Celtis, an accredited investor, without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation S promulgated thereunder and in reliance on similar exemptions under applicable state laws.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2016.

The table below provides information relating to our equity compensation plans as of May 31, 2016:

			Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options

Equity compensation
Plans approved
by Securities holders	1,199,000	$0.81	183,000

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

RESULTS OF OPERATIONS

Our consolidated net sales were $5,139,816 for fiscal 2016 compared to $4,962,373 for fiscal 2015. This represents an increase of $177,443, or 3.6%. The sales increase was a result of increased sales in Asia of approximately $715,000, which was offset primarily by decreased sales in Europe of approximately $550,000 in Europe and $47,000 in the U.S.

Consolidated cost of sales in fiscal 2016 as compared to fiscal 2015 increased from $3,420,567 to $3,615,774, or by $195,207. The percentage of cost of sales relative to sales increased from 68.9%, to 70.3%, due to various factors which included product mix of goods sold, higher wages and overall expenses.

Consolidated selling, general and administrative costs increased in fiscal 2016 as compared to fiscal 2015 from $1,478,761 to $1,570,661, or by $91,900, or 6.2%. The increase was primarily a result of higher outside services and bad debt expense. Interest expense remained constant in fiscal 2016 at $167 as compared to $0 in fiscal 2015. Interest and dividend income increased from $21,906 to $24,123 due to higher dividends from the Company’s investment in its Polish distributor.

Consolidated research and development expense was $780,333 in fiscal 2016 as compared to $733,640 in fiscal 2015. This is an increase of $46,693, primarily as a result of increased costs related to the possible FDA clearance of  new gastrointestinal products and feasibility for FDA clearance. See “Research and Development” for a more extensive description of the research being conducted.

The net loss increased from $331,410 to $1,499,787 primarily due to a one-time valuation allowance being established on the Company’s deferred tax asset in the amount of $703,800 as compared to a tax benefit in fiscal 2015 of $298,000, which resulted in a difference between fiscal 2016 and 2015 of $1,001,000 in one-time non-cash tax expense. Although management believes that it will be able to use deferred tax assets in the future, due to investment in research and development, which increased recent losses, a valuation allowance is required to be established.

Other income increased from $2,255 to $7,009, an increase of $4,754.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016, the Company had cash and cash equivalents in the amount of $1,888,925 as compared to $1,088,307 of cash and cash equivalents as of May 31, 2015.  As of May 31, 2016 and 2015, the Company had working capital of $4,329,041 and $3,867,668, respectively.

Operating Activities

During fiscal 2016, cash used in operating activities was $208,782 as compared to $405,481 in fiscal 2015. The decrease in cash used of $208,782 in fiscal 2016 was primarily due to the collection of $151,159 of accounts receivable, inventory used of $137,131 and a pre-tax loss of $795,987, as compared to a collection of accounts receivable totaling $348,667 in fiscal 2015, offset by an increase in inventories of $243,378 and a pre-tax loss of $646,434.

Investing Activities

During fiscal 2016, cash used in investing activities was $95,192 as compared to $22,782 in fiscal 2015. Cash of $91,556 and $10,503 was utilized for the purchase of property and equipment in fiscal 2016 and 2015, respectively. In fiscal 2016, the Company invested $3,636 into licenses for new products and product registration fees as compared to $14,179 in fiscal 2015.

Financing Activities

Cash provided by financing activities in fiscal 2016 was $1,105,914 as compared to $9,560 in fiscal 2015. In fiscal 2016 the Company realized $995,978 of net proceeds from the sale of restricted common stock.

At May 31, 2016, in accordance with ASC 740, the Company created a valuation allowance for all of its deferred tax assets.  This resulted in a one-time non-cash charge to income tax expense of $1,038,000 and a reduction in the short and long-term deferred tax assets.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2016.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income. We have determined that although we believe our deferred tax assets will be utilized at a future date, based on our recent losses and plans to continue our research and development, we should establish a valuation allowance of $1,038,000, which resulted in a reduction of our deferred tax asset to $41,000.

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

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished or no access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; recalls of products; inability to obtain FDA clearance on products or excessive costs incurred in order to obtain such approvals; quarterly variations in operating results caused by a number of factors, including business and industry conditions; and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2016, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2016.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2016.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2016.

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

                3. Exhibits

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

Dated: 8/29/16

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/16
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/16
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/16
Francis R. Cano, Ph.D.
Director, Audit Committee Member

/s/ Allen Barbieri	Date: 8/29/16
Allen Barbieri
Director, Audit Committee Member

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/16
Jane Emerson, M.D., Ph.D
Director, Audit Committee Member

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Biomerica, Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of May 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. and Subsidiaries as of May 31, 2016 and 2015, and the results of its consolidated operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

August 29, 2016	/s/ PKF
San Diego, California	PKF
Certified Public Accountants
A Professional Corporation

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2016	May 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,888,925	$1,088,307
Accounts receivable, less allowance for doubtful accounts of $8,405 and $17,468, respectively	969,474	1,111,570
Inventories, net	1,863,091	2,027,372
Prepaid expenses and other	113,578	164,352
Total current assets	4,835,068	4,391,601

PROPERTY AND EQUIPMENT
Equipment	1,496,119	1,442,856
Furniture, fixtures and leasehold improvements	308,440	270,147
Total property and equipment	1,804,559	1,713,003
Accumulated depreciation	(1,423,900)	(1,267,617)
Net property and equipment	380,659	445,386

DEFERRED TAX ASSETS	41,000	744,000
INTANGIBLE ASSETS, net	248,801	321,304
INVESTMENTS	165,324	165,324
OTHER ASSETS	55,653	56,838
TOTAL ASSETS	$5,726,505	$6,124,453

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$333,485	$392,139
Accrued compensation	172,542	131,794
Total current liabilities	506,027	523,933

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2016 and 2015	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 8,169,673 and 7,566,714 shares issued and outstanding, respectively	653,573	605,336
Additional paid-in capital	19,399,720	18,326,890
Accumulated other comprehensive loss	(13,586)	(12,264)
Accumulated deficit	(14,819,229)	(13,319,442)
Total shareholders' equity	5,220,478	5,600,520
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,726,505	$6,124,453

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MAY 31	2016	2015

Net sales	$5,139,816	$4,962,373
Cost of sales	(3,615,774)	(3,420,567)

GROSS PROFIT	1,524,042	1,541,806

OPERATING EXPENSES
Selling, general and administrative	1,570,661	1,478,761
Research and development	780,333	733,640

Total operating expenses	2,350,994	2,212,401

LOSS FROM OPERATIONS	(826,952)	(670,595)

OTHER INCOME (EXPENSE)
Interest expense	(167)	-
Interest and dividend income	24,123	21,906
Other income	7,009	2,255
Total other income	30,965	24,161

LOSS BEFORE INCOME TAXES	(795,987)	(646,434)

INCOME TAX (EXPENSE) BENEFIT	(703,800)	315,024

NET LOSS	$(1,499,787)	$(331,410)

BASIC NET LOSS PER COMMON SHARE	$(.20)	$(0.04)

DILUTED NET LOSS PER COMMON SHARE	$(.20)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
Basic	7,626,078	7,552,262

Diluted	7,626,078	7,552,262

NET LOSS	$(1,499,787)	$(331,410)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(1,322)	(2,115)

COMPREHENSIVE LOSS	$(1,501,109)	$(333,525)

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED MAY 31, 2016 AND 2015

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Accumulated Deficit
	Shares	Amount				Total

Balances, May 31, 2014	7,543,714	$603,496	$18,309,154	$(10,149)	$(12,988,032)	$5,914,469

Exercise of stock options	23,000	1,840	7,720	--	--	9,560

Foreign currency translation	--	--	--	(2,115)	--	(2,115)

Compensation expense in connection with options granted	--	--	10,016	--	--	10,016

Net loss	--	--	--	--	(331,410)	(331,410)

Balances, May 31, 2015	7,566,714	605,336	18,326,890	(12,264)	(13,319,442)	5,600,520

Exercise of stock options	269,625	21,570	88,366	--	--	109,936

Foreign currency translation	--	--	--	(1,322)	--	(1,322)

Private Placement	333,334	26,667	969,311	--	--	995,978

Compensation expense in connection with options granted	--	--	15,153	--	--	15,153

Net loss	--	--	--	--	(1,499,787)	(1,499,787)

Balances, May 31, 2016	8,169,673	$653,573	$19,399,720	$(13,586)	$(14,819,229)	$5,220,478

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,499,787)	$(331,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,422	253,275
Change in provision for allowance for doubtful accounts	(9,063)	(12,532)
Inventory reserve	27,150	(18,222)
Gain on disposal of property and equipment	--	(665)
Stock option expense	15,153	10,016
Decrease in deferred rent liability	(28,073)	(20,406)
Decrease (increase) in deferred tax assets	703,000	(298,000)
Changes in assets and liabilities:
Accounts receivable	151,159	348,667
Inventories	137,131	(243,378)
Prepaid expenses and other	50,774	(60,780)
Other assets	1,185	(20,541)
Accounts payable and accrued expenses	(30,581)	(29,136)
Accrued compensation	40,748	17,631

Net cash used in operating activities	(208,782)	(405,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(91,556)	(10,503)
Purchases of intangible assets	(3,636)	(14,179)
Proceeds from sales of property and equipment	--	1,900

Net cash used in investing activities	(95,192)	(22,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	995,978	--
Proceeds from exercise of stock options	109,936	9,560

Net cash provided by financing activities	1,105,914	9,560

Effect of exchange rate changes on cash	(1,322)	(2,115)

Net increase (decrease) in cash and cash equivalents	800,618	(420,818)

CASH AND CASH EQUIVALENTS, beginning of year	1,088,307	1,509,125

CASH AND CASH EQUIVALENTS, end of year	$1,888,925	$1,088,307

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during the period for:
Interest	$167	$138
Income taxes	$800	$800

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2016 AND 2015

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2016 and 2015 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary and Mexican subsidiary. The Mexican subsidiary has not begun operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. For the years ended May 31, 2016 and 2015, the Company had one distributor which accounted for 30.3% and 16.3%, respectively, of consolidated sales.  The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2016, two customers accounted for 60.3% of gross accounts receivable. At May 31, 2015, two customers accounted for 53.0 % of gross accounts receivable.

For the year ended May 31, 2016, two companies accounted for 25.3% of the purchases of raw materials. For the year ended May 31, 2015, one company accounted for 13.6 % of the purchases of raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2016 and 2015, approximately $659,000 and $530,000 of Biomerica's gross inventory and approximately $26,000 and $35,000, of Biomerica's property and equipment, net of accumulated depreciation was located in Mexicali, Mexico, respectively.

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

Inventories approximate the following at May 31:

	2016	2015
Raw materials	$942,000	$958,000
Work in progress	690,000	831,000
Finished products	231,000	238,000
Total	$1,863,000	$2,027,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.  For the years ended May 31, 2016 and 2015 inventory reserves were approximately $52,000 and $25,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $156,283 and $178,219 for the years ended May 31, 2016 and 2015, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $76,139 and $75,056 for the years ended May 31, 2016 and 2015, respectively. Intangible assets with indefinite lives such as perpetual licenses are not amortized but rather tested for impairment at least annually.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. In July 2012, the FASB issued another update to ASC 350 Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. During fiscal 2013, the Company adopted the updated guidance in ASC 350 and used the qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of May 31, 2016.

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

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2016	2015
Dividend yield	0%	0%
Expected volatility	51.77-55.29%	49.53 -62.68%
Risk free interest rate	1.55-1.75%	1.26 -1.67%
Expected life	3.75-6.25 years	3.75-6.0 years

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2016 and 2015, the allowance for returns is $0.

SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling fees billed to customers are required to be classified as net sales, and shipping and handling costs are required to be classified as either cost of sales or disclosed in the notes to the consolidated financial statements. The Company included shipping and handling fees billed to customers in net sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $780,333 and $733,640 of research and development expenses during the years ended May 31, 2016 and 2015, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. At May 31, 2016, in accordance with ASC 740, the Company created a valuation allowance for all of its deferred tax assets.  This resulted in a one-time charge to income tax expense of approximately $1,038,000 and a reduction in the short and long-term deferred tax assets.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $2,000 and $6,000 for the years ended May 31, 2016 and 2015, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Germany operates primarily using local functional currency. Accordingly, assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The subsidiary in Mexico, although not operating, has two bank accounts which according to exchange rates in effect at the end of each period need to be adjusted for that fluctuation. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the years ended May 31, 2016 and 2015 were 1,199,000 and 1,148,000 respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2016	2015
Numerator for basic and diluted net loss per common share	$(1,499,787)	$(331,410)
Denominator for basic net loss per common share	7,626,078	7,552,262
Effect of dilutive securities:
Options	--	--
Denominator for diluted net loss per common share	7,626,078	7,552,262
Basic net loss per common share	$(0.20)	$(0.04)
Diluted net loss per common share	$(0.20)	$(0.04)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which corresponded to the Company’s first quarter of fiscal 2015. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”).  ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU-2016-02”).  ASU-2016-02 defines whether a contract is a lease. If it is a lease, the Company is required to recognize the lease assets and liabilities. ASU-2016-02 is effective for public companies for the annual periods beginning after December 15, 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2016-02 will have on the Company’s financial position or results of operations.

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

RECLASSIFICATION

The Company reclassified the Deferred Tax Asset reported in the prior fiscal year under Current Assets to present the Deferred Tax Asset as non-current in accordance with ASU 2015-17.

3.    INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2016	2015

Patents and licenses	$509,485	$505,849
Less accumulated amortization	(260,684)	(184,545)
	$248,801	$321,304

Expected amortization of intangible assets for the years ending May 31:

2017	$73,418
2018	70,108
2019	64,149
2020	21,138
2021	12,181
Thereafter	7,807
Total	$248,801

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2016	2015
Accounts payable	$325,984	$356,565
Deferred rent	7,501	35,574
	$333,485	$392,139

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

Activity as to stock options outstanding are as follows:

	NUMBER OF STOCK OPTIONS	PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE

Options outstanding at May 31, 2014	860,500	$0.38-$0.84	$0.51
Options granted	356,000	$0.82-$0.85	$0.82
Options exercised	(23,000)	$0.38-$0.71	$0.42
Options canceled or expired	(45,500)	$0.43-$0.85	$0.72
Options outstanding at May 31, 2015	1,148,000	$0.38-$0.85	$0.60
Options granted	345,000	$1.04-$1.20	$1.17
Options exercised	(269,625)	$0.38-$0.84	$0.41
Options canceled or expired	(24,375)	$0.43-$1.04	$0.74
Options outstanding at May 31, 2016	1,199,000	$0.43-$1.20	$0.81

The weighted average fair value of options granted during 2016 and 2015 was $1.17 and $0.82, respectively. The aggregate intrinsic value of options exercised during 2016 and 2015 was approximately $256,000 and $11,000 respectively. The aggregate intrinsic value of options outstanding at May 31, 2016 and 2015 was approximately $952,000 and $376,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2016 and 2015 was approximately $542,000 and $284,000, respectively.

Activity as to non-vested stock options is as follows:

		STOCK OPTIONS WEIGHTED AVERAGE AVERAGE GRANT DATE FAIR VALUE

	NUMBER OF SHARES

Nonvested shares at May 31,2015	527,125	$0.75
Granted	345,000	$1.17
Vested/Issued	(179,250)	$0.66
Forfeited	(19,625)	$0.77
Nonvested shares at May 31,2016	673,250	$0.99

At May 31, 2016, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $63,000. The weighted-average period over which this amount is expected to be recognized is 3.18 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2016 was 2.27 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2016. These options are comprised of those granted under the 1999, 2010 and 2014 plans.

		WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS
			WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2016
	NUMBER OUTSTANDING 05/31/2016				WEIGHTED AVERAGE EXERCISE PRICE
RANGE OF EXERCISE PRICES
$0.43	311,750	0.61	$0.43	311,750	$0.43
$ 0.71 - $ 0.85	545,250	4.23	$0.79	214,000	$0.76
$ 1.04 - $ 1.20	342,000	8.59	$1.17	--	--

STOCK ACTIVITY

During the fiscal year ended May 31, 2015, options to purchase 23,000 shares of common stock were exercised at prices ranging from $0.38 to $0.71.  Total proceeds to the Company were $9,560.

During the fiscal year ended May 31, 2016, options to purchase 269,625 shares of common stock were exercised at prices ranging from $0.38 to $0.84.  Total proceeds to the Company were $109,936.

During the fiscal year ended May 31, 2016, the Company sold 333,334 shares of its common stock at a price of $3.00 per share for net proceeds of $995,978.

6.    INCOME TAXES

Income tax (expense) benefit from continuing operations for the years ended May 31, 2016 and 2015 consists of the following:

	2016	2015
Current:
U.S. Federal	$--	$--
State and local	(800)	17,024
Total current	(800)	17,024
Deferred:
U.S. Federal	(579,414)	267,418
State and local	(123,586)	30,582
Total deferred	(703,000)	298,000
Income tax (expense) benefit	$(703,800)	$315,024

Income tax benefit (expense) from continuing operations differs from the amounts computed by applying the U.S.

Federal income tax rate of 35 percent to pretax income as a result of the following:

Years ended May 31,	2016	2015
Computed "expected" tax benefit	$274,479	$226,024
Increase (reduction) in income taxes resulting from:

Change in valuation allowance	(1,038,000)	--
State income taxes, net of federal benefit	34,276	27,000
Research and development tax credits	21,844	63,000
Permanent tax differences and other	3,601	(1,000)
Income tax (expense) (benefit)	$(703,800)	$315,024

The tax effect of significant temporary differences is presented below:

Years ended May 31,	2016	2015
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	$3,000	$7,000
Inventory valuation	11,000	9,000
Compensated absences and deferred payroll	60,000	45,000
Net operating loss carryforwards	705,000	484,000
Tax credit carryforwards	268,000	239,000
Deferred rent expense	3,000	13,000
Other	82,000	56,000
Total deferred tax assets	1,132,000	853,000
Less valuation allowance	(1,038,000)	--
	94,000	853,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	(53,000)	(109,000)

Net deferred tax asset	$41,000	$744,000

The Company has provided a valuation allowance of approximately $1,038,000 and $0 as of May 31, 2016 and 2015, respectively. The net change in the valuation allowance for the years ended May 31, 2016 and 2015 was an increase of approximately $1,038,000 and $0, respectively.

At May 31, 2016 and 2015, the Company has federal income tax net operating loss carryforwards of approximately $2,247,000 and $1,445,000 respectively. Of the reported net operating loss carryforwards, approximately $467,000 are related to windfall tax benefits from the exercise of the Company’s stock options by certain employees. Pursuant to ASC 718, the federal benefit of approximately $163,000 associated with this portion of the net operating loss will be credited to additional paid-in capital when the tax benefits are actually realized. The federal net operating loss carryforwards begin to expire in 2030. At May 31, 2016 and 2015, the Company has California state income tax net operating loss carryforwards of approximately $1,417,000 and $913,000, respectively.

At May 31, 2016, the Company has federal research and development tax credit carryforward of approximately $233,000.  The federal credits begin to expire in 2027.  The Company also had similar credit carryforwards for state purposes of $35,000 at May 31, 2016.

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

For the fiscal year ended May 31, 2016 and 2015, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2012.

7.    BUSINESS SEGMENTS

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	2016	2015
Net sales:
Europe	$2,166,000	$2,716,000
United States	995,000	1,042,000
Asia	1,731,000	1,016,000
South America	67,000	21,000
Middle East	180,000	143,000
Other foreign	1,000	24,000
Total net sales	$5,140,000	$4,962,000

8.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ends August 31, 2016.  On November 30, 2015, the Company entered into the First Amendment to Lease wherein it exercised its option to extend its lease until August 31, 2021. The initial base rent for the lease extension is $21,000 per month, increasing to $23,637 through August 31, 2021. The security deposit of $22,080 remains the same. The following is a schedule of rent payments due under the terms of the lease extension:

Years Ending May 31,
2016	$255,240
2017	257,670
2018	265,401
2019	273,369
2020	281,577
2021	70,911
Total	$1,404,168

According to the terms of the lease, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total gross rent expense in the U.S. for fiscal 2016 and 2015 was $235,927 and $236,154, respectively.  Rent expense for the Mexico facility for fiscal 2016 and 2015 was $36,234 and $36,000 respectively.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2016.

CONTRACTS

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $24,000 is included in cost of sales for these agreements for each of the years ended May 31, 2016 and 2015. Beginning in fiscal 2011 the Company is only required to pay royalties for one of the products due to the fact that the company that was paid the royalties no longer provides materials to make that product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 3.5% and 3.2 % of total sales for the years ended May 31, 2016 and 2015, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

On May 25, 2016, Biomerica, Inc. ("Biomerica" or the "Company") entered into an Exclusive Marketing License Agreement with Celtis Pharm Co., Ltd., a medical company in the Republic of Korea (South Korea) (“Celtis”), that  grants to Celtis an exclusive license to market Biomerica’s new InFoods® IBS products (“IBS Products”). The IBS Products identify patient-specific trigger foods that exacerbate/alleviate IBS (Irritable Bowel Disease) symptoms. The Exclusive Marketing License Agreement only allows for Biomerica’s IBS Products to be sold by Celtis in the Republic of Korea with a possibility of expansion of territory in the future upon mutually agreeable negotiations.  The term of the agreement is for a period of five years plus an additional two year term for Korean FDA clearance and begins after Biomerica first receives final clearance for sale of the IBS Products in the United States. The agreement may be cancelled if Biomerica has not obtained final approval or clearance for sale of the IBS Products in the United States from the United States FDA on or before December 31, 2017, or another date mutually agreed upon in writing.  Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC.

Celtis, at its sole cost and expense, must use its commercially reasonable good faith efforts to obtain Korean FDA approval or clearance of the IBS Products.

The terms of the Exclusive Marketing License Agreement provide up to $1.25 million in exclusivity fees based on certain milestones including Biomerica’s starting clinical trials in the United States, receipt of US FDA clearance and Celtis’ first sales of IBS Products in Korea.  Should Biomerica not receive US FDA clearance for the IBS Products, $250,000 of the up-front exclusivity fee shall convert into Biomerica common stock at the price of $3.00 per share for a total of 83,333 shares.

Additionally, the Agreement provides for royalty fees paid to Biomerica that are based on a percentage  of net sales of the IBS Products in Korea. Minimum royalties in order to retain the exclusive South Korean license total $7.25 million starting at Korean FDA approval or clearance, which in no case will be later than May 31, 2019, or a date mutually agreed upon in writing, and continue for five years or longer if Korean FDA approval is obtained earlier than May 31, 2019.

Biomerica will sell the IBS Products to Celtis at a cost plus mark-up basis.

On May 25, 2016, in connection with the Exclusive Marketing License Agreement, Biomerica, Inc. consummated a Stock Purchase Agreement with Celtis Pharm Co., Ltd. (“Celtis”) of South Korea in which Celtis agreed to  purchase 333,334 shares of Biomerica’s common stock at the purchase price of $3.00 per share for an aggregate purchase price of $1,000,002 (the “Private Placement”).

The shares were offered and sold in the Private Placement to Celtis, an accredited investor, without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation S promulgated thereunder and in reliance on similar exemptions under applicable state laws.

The Company has other royalty agreements, however they are not considered material.

9.    SUBSEQUENT EVENTS

On July 14, 2016 the Board of Directors of the Company voted to expand its board of directors from five to six members and voted to elect Dr. Mark Sirgo to fill the vacant position. A non-qualified stock option to purchase 35,000 shares of the Company’s common stock was granted to Dr. Sirgo at the time he joined the Board of Directors.  The option was granted at an exercise price of $1.52, is exercisable 25% on July 14, 2017 and then 25% each year thereafter. The option will expire July14, 2026.

On June 3, 2016 the Company granted a non-qualified option to purchase 20,000 shares of Biomerica common stock to a consultant.  The option was granted at an exercise price of $1.61, is exercisable 25% on June 3, 2017 and then 25% each year thereafter. The option expires June 3, 2021.

On August 23, 2016, Nasdaq (National Association of Securities Dealers Automated Quotations) approved the Company’s application to list its common stock on The Nasdaq Capital Market. The Company trades under the trading symbol BMRA. The Company’s common stock started trading on Nasdaq on August 26, 2016.