Form 10-Q
period 2016-08-31
BIOMERICA INC
filed 2016-10-17
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

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

Common, par value $.08                                                 NASDAQ Capital Market

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date 8,184,673 shares of common stock, par value $0.08, as of October 17, 2016.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three Months Ended August 31, 2016 and 2015	1

	Condensed Consolidated Balance Sheets (unaudited) August 31, 2016 and (audited) May 31, 2016	2-3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months Ended August 31, 2016 and 2015	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)

	Three Months Ended August 31,

	2016	2015

Net sales	$1,410,110	$1,286,993
Cost of sales	(833,148)	(865,572)
Gross profit	576,962	421,421

Operating Expenses:
Selling, general and administrative	418,348	339,660
Research and development	224,246	157,994
Total operating expenses	642,594	497,654
Loss from operations	(65,632)	(76,233)

Other Income (Expense):
Dividend and interest income	10,215	3,934
Interest expense	--	(36)
Total other income	10,215	3,898

Loss before income tax	(55,417)	(72,335)
Provision for income taxes	--	--
Net loss	$(55,417)	$(72,335)

Basic net loss per common share	$(.01)	$(0.01)
Diluted net loss per common share	$(.01)	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	8,169,673	7,582,056
Diluted	8,169,673	7,582,056

Net loss	$(55,417)	$(72,335)

Other comprehensive gain (loss), net of tax:
Foreign currency translation	26	(343)
Comprehensive loss	$(55,391)	$(72,678)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2016 (unaudited)	May 31, 2016 (audited)

Assets

Current Assets:
Cash and cash equivalents	$1,817,019	$1,888,925
Accounts receivable, less allowance for doubtful accounts of $8,213 and $8,405 as of
August 31, 2016 and May 31, 2016, respectively	969,016	969,474
Inventories, net	1,850,451	1,863,091
Prepaid expenses and other	132,186	113,578
Total Current Assets	4,768,672	4,835,068

Property and Equipment, net of accumulated depreciation and amortization of $1,460,871
and $1,423,900	343,688	380,659

Deferred Tax Assets	41,000	41,000

Investments	165,324	165,324

Intangible Assets, net	232,794	248,801

Other Assets	58,695	55,653
Total Assets	$5,610,173	$5,726,505

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	August 31, 2016 (unaudited)	May 31, 2016 (audited)

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$263,177	$333,485
Accrued compensation	181,737	172,542
Total Current Liabilities	444,914	506,027

Commitments and Contingencies (Note 6)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none
outstanding at August 31, 2016 and May 31, 2016	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, Issued and outstanding
8,169,673 at August 31, 2016 and May 31, 2016	653,573	653,573
Additional paid-in-capital	19,399,892	19,399,720
Accumulated other comprehensive loss	(13,560)	(13,586)
Accumulated deficit	(14,874,646)	(14,819,229)
Total Shareholders' Equity	5,165,259	5,220,478
Total Liabilities and Shareholders' Equity	$5,610,173	$5,726,505

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,

	2016	2015

Cash flows from operating activities:

Net loss	$(55,417)	$(72,335)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	52,978	58,874
Change in provision for losses on accounts receivable	(192)	(14,314)
Inventory reserve	(9,974)	(92)
Stock option expense	172	292
Decrease in deferred rent liability	(7,501)	(5,571)
Changes in assets and liabilities:
Accounts receivable	650	(87,835)
Inventories	22,614	(81,710)
Prepaid expenses and other assets	(21,650)	(13,737)
Accounts payable and accrued expenses	(62,807)	18,759
Accrued compensation	9,195	2,026

Net cash used in operating activities	(71,932)	(195,643)

Cash flows from investing activities:

Purchases of property and equipment	--	(5,680)

Net cash used in investing activities	--	(5,680)

Cash flows from financing activities:

Exercise of stock options	--	7,549
Increase in intangible assets	--	(925)
Net cash provided by financing activities	--	6,624
Effect of exchange rate changes in cash	26	(343)
Net decrease in cash and cash equivalents	(71,906)	(195,042)

Cash and cash equivalents at beginning of period	1,888,925	1,088,307
Cash and cash equivalents at end of period	$1,817,019	$893,265

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$--	$36

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The information set forth in these condensed consolidated statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Biomerica, Inc. and subsidiaries (collectively the “Company”), for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that were made are of a normal recurring nature.

The unaudited Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2016 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2016. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Inventories approximate the following at:

August 31, 2016		May 31, 2016

Raw materials	$871,000	$942,000
Work in progress	681,000	690,000
Finished products	299,000	231,000
Total	$1,851,000	$1,863,000

Reserves for inventory obsolescence are reduced as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of August 31, 2016 and May 31, 2016 inventory reserves were approximately $42,000 and $52,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $36,971 and $40,151 for the three months ended August 31, 2016 and 2015, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $16,007 and $18,723 for the three months ended August 31, 2016 and 2015, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2016:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2016	1,199,000	$0.81
Granted	55,000	1.55
Forfeited	(5,000)	0.96
Outstanding; August 31, 2016	1,249,000	$0.84

       In the quarter ended August 31, 2016 options to acquire 55,000 shares of the Company’s common stock were granted at exercise prices ranging from $1.52 to $1.61 per share.

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

Income Taxes

      The Company has provided a valuation allowance of approximately $1,043,000 and $1,038,000 as of August 31, 2016 and May 31, 2016, respectively.

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

Net Loss Per Share

Basic loss per share are computed as net loss or income divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive warrants or options not included in the earnings per share calculation for the three months ended August 31, 2016 and 2015 was 1,249,000 and 1,109,852 respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended August 31,

	2016	2015
Numerator:
Loss from continuing operations	$(55,417)	$(72,335)
Denominator for basic net loss Per common share	8,169,673	7,582,056
Effect of dilutive securities:
Options	--	--

Denominator for diluted net loss per common share	8,169,673	7,582,056

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

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

      On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU-2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2016-09 will have on the Company’s financial position or results of operations.

      Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31, 2016	May 31, 2016

Accounts payable	$263,177	$325,984
Deferred rent	--	7,501
Total	$263,177	$333,485

Note 4: Shareholders’ Equity

      On August 24, 2016, the Company’s common stock was approved for listing on the Nasdaq Capital Market and began trading on that exchange on August 26, 2016 under the symbol “BMRA”.

      For the three months ended August 31, 2016, options to purchase 55,000 shares of the Company’s common stock were granted at exercise prices of $1.52 to $1.61.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Three Months Ended August 31,

	2016	2015
Revenues from sales to unaffiliated customers:
United States	$226,000	$187,000
Asia	575,000	433,000
Europe	554,000	619,000
South America	16,000	17,000
Middle East	38,000	31,000
Other	1,000	--
	$1,410,000	$1,287,000

      No other geographic concentrations exist where net sales exceed 10% of total net sales.

       As of August 31, 2016 and May 31, 2016, approximately $592,000 and $659,000 of Biomerica’s gross inventory and approximately $23,000 and $26,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

Note 6: Commitments and Contingencies

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent was $22,080. In November 2015, the Company signed the First Amendment to Lease to extend the lease until August 31, 2021. The initial base rent for the lease amendment which starts September 1, 2016 is $21,000 per month.

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

       We primarily focus on products for gastrointestinal, food intolerances, diabetes and esoteric tests. These diagnostic test products utilize immunoassay technology. Some of these products have not yet been submitted for clearance by the Food and Drug Administration (“FDA”)or each country’s equivalent for diagnostic use, but can still be sold in various foreign countries without this approval.

RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $1,410,110 for the three months ended August 31, 2016 as compared to $1,286,993 for the same period in the previous year. This represents an increase of $123,117, or 9.6%. The increase was primarily due to an increase of sales in Asia of approximately $142,000 and in the U.S. of $39,000 which was offset by a decrease of approximately $65,000 in Europe.

      For the three months ended August 31, 2016 as compared to August 31, 2015, cost of sales decreased as a percentage of sales from 67.3% of sales, or $865,572, to 59.1% of sales, or $833,148. Cost of sales as a percentage of sales decreased due to the higher volume of sales which contributed more towards covering fixed expenses in addition to lower material costs for products and mix of products sold.

      For the three months ended August 31, 2016 compared to 2015, selling, general and administrative costs increased by $78,688, or 23.2%. This was primarily due to a one-time Nasdaq entry fee of $45,000 and to higher legal fees and outside services.

      For the three months ended August 31, 2016 and 2015, research and development expenses were $224,246 as compared to $157,994, an increase of $66,252, or 41.9%. The increase was due to higher costs (materials, regulatory and wages) incurred in the development and approval of new products in the gastroenterology area.

      For the three months ended August 31, 2016 as compared to August 31, 2015, dividend and interest income increased from $3,934 to $10,215.

LIQUIDITY AND CAPITAL RESOURCES

       As of August 31, 2016 and May 31, 2016, the Company had cash and cash equivalents in the amount of $1,817,019 and $1,888,925 and working capital of $4,323,758 and $4,329,041, respectively.

       During the three months ended August 31, 2016 the Company’s operations used cash of $71,932 compared to cash used in operations of $195,643 in the same period of the prior fiscal year. Cash used by operations in fiscal 2017 was primarily a result of a decrease in accounts payable and accrued liabilities of $62,807 and an increase in prepaids and other assets of $21,650 as compared to fiscal 2016 which had increased accounts receivables of $87,835 and an increase in inventories of $81,710. Cash used in investing activities in fiscal 2017 was $0 compared to fiscal 2016 of $5,680.  Cash provided by financing activities in fiscal 2017 was $0 compared to $6,624 in fiscal 2016, primarily a result of the exercise of stock options.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us.These relate to revenue recognition, bad debts, inventory overhead application, and inventory reserve. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies.

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

Date: October 17, 2016
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 17, 2016
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)