Form 10-Q
period 2016-11-30
BIOMERICA INC
filed 2017-01-17
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  8,459,423 shares of common stock, par value $0.08, as of January 11, 2017.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Six Months Ended November 30, 2016 and 2015	1

	Condensed Consolidated Balance Sheets (unaudited) – November 30, 2016 and (audited) May 31, 2016	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended November 30, 2016 and 2015	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)

	Six Months Ended November 30,		Three Months Ended November 30,

	2016	2015	2016	2015

Net sales	$2,842,317	$2,452,073	$1,432,206	$1,165,080
Cost of sales	(1,708,666)	(1,618,611)	(875,522)	(753,039)
Gross profit	1,133,651	833,462	556,684	412,041

Operating Expenses:
Selling, general and administrative	893,906	731,263	475,257	391,603
Research and development	525,208	388,206	300,963	230,212
Total operating expenses	1,419,114	1,119,469	776,220	621,815
Loss from operations	(285,463)	(286,007)	(219,536)	(209,774)

Other Income (Expense):
Dividend and interest income	27,043	17,958	16,829	14,024
Interest expense	(180)	(54)	(180)	(18)
Total other income	26,863	17,904	16,649	14,006

Loss before income tax	(258,600)	(268,103)	(202,887)	(195,768)
Income tax benefit	--	(129,000)	--	(129,000)
Net loss	$(258,600)	$(139,103)	$(202,887)	$(66,768)

Basic net loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.01)
Diluted net loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	8,208,672	7,584,333	8,189,066	7,586,635
Diluted	8,208,672	7,584,333	8,189,066	7,586,635

Net loss	$(258,600)	$(139,103)	$(202,887)	$(66,768)

Other comprehensive loss, net of tax:
Foreign currency translation	(760)	(1,366)	(786)	(1,023)
Comprehensive loss	$(259,360)	$(140,469)	$(203,673)	$(67,791)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2016 (unaudited)	May 31, 2016 (audited)

Assets

Current Assets:
Cash and cash equivalents	$1,611,148	$1,888,925
Accounts receivable, less allowance for doubtful accounts of $30,326 and $8,405 as of November 30, 2016 and May 31, 2016, respectively
	1,140,687	969,474
Inventories, net	1,881,121	1,863,091
Prepaid expenses and other	139,084	113,578
Total Current Assets	4,772,040	4,835,068

Property and Equipment, net of accumulated depreciation and amortization of $1,479,082 and $1,423,900 as of November 30, 2016 and May 31, 2016, respectively	331,869	380,659

Deferred Tax Assets	41,000	41,000

Investments	165,324	165,324

Intangible Assets, net	212,279	248,801

Other Assets	62,915	55,653
Total Assets	$5,585,427	$5,726,505

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$371,055	$333,485
Accrued compensation	195,461	172,542
Total Current Liabilities	566,516	506,027

Commitments and Contingencies (Note 5)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares , none issued and none outstanding at November 30, 2016 and May 31, 2016
	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 8,300,548
and 8,169,673 at November 30, 2016 and May 31, 2016, respectively	664,042	653,573
Additional paid-in-capital	19,447,044	19,399,720
Accumulated other comprehensive loss	(14,346)	(13,586)
Accumulated deficit	(15,077,829)	(14,819,229)
Total Shareholders' Equity	5,018,911	5,220,478
Total Liabilities and Shareholders' Equity	$5,585,427	$5,726,505

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,

	2016	2015

Cash flows from operating activities:

Net loss	$(258,600)	$(139,103)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	110,994	116,396
Stock option expense	1,237	2,562
Change in provision for allowance for doubtful accounts	21,921	(8,653)
Inventory reserve	(9,842)	4,216
Decrease in deferred rent liability	(3,604)	(13,072)
Increase in deferred tax assets	--	(129,000)
Changes in assets and liabilities:
Accounts receivable	(193,134)	(52,362)
Inventories	(8,188)	(214,238)
Prepaid expenses and other	(32,768)	49,986
Accounts payable and accrued expenses	41,174	(63,233)
Accrued compensation	22,919	21,459

Net cash used in operating activities	(307,891)	(425,042)

Cash flows from investing activities:

Purchases of property and equipment	(25,682)	(28,294)
Increase in intangibles	--	(925)

Net cash used in investing activities	(25,682)	(29,219)

Cash flows from financing activities:

Proceeds from exercise of stock options	56,556	10,298

Net cash provided by financing activities	56,556	10,298

Effect of exchange rate changes on cash	(760)	(1,366)

Net decrease in cash and cash equivalents	(277,777)	(445,329)

Cash and cash equivalents at beginning of period	1,888,925	1,088,307

Cash and cash equivalents at end of period	$1,611,148	$642,978

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$180	$54
Income taxes	$0	$0

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2016 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2016 for the fiscal year ended May 31, 2016. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as the Company’s German subsidiary and Mexican subsidiary. To date the Mexican subsidiary has had limited activity. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The approximate balances of inventories are the following at:

November 30, 2016		May 31, 2016

Raw materials	$821,000	$942,000
Work in progress	735,000	690,000
Finished products	325,000	231,000
Total	$1,881,000	$1,863,000

    Reserves for inventory obsolescence are increased as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of November 30, 2016 and May 31, 2016 inventory reserves were approximately $42,000 and $52,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $37,501 and $38,709 for the three months ended November 30, 2016 and 2015, and $74,472 and $78,860 for the six months ended November 30, 2016 and 2015, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $20,515 and $18,813 for the three months ended November 30, 2016 and 2015, respectively, and $36,522 and $37,536 for the six months ended November 30, 2016 and 2015, respectively.

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

The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2016:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2016	1,199,000	$0.81
Exercised	(130,875)	0.43
Cancelled or expired	(5,000)	0.96
Granted	55,000	1.55
Outstanding November 30, 2016	1,118,125	$0.89

During the quarter ended November 2016 options to purchase 130,875 shares of common stock were exercised at the exercise prices of $0.43 and $0.71 per share. Proceeds to the Company were approximately $57,000.

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

Income Taxes

       The Company has provided a valuation allowance of approximately $1,122,000 and $1,038,000 as of November 30, 2016 and May 31, 2016.

Foreign Currency Translation

The subsidiary located in Germany as well as Mexico is accounted for primarily using local functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss.

Reclassification

       Certain amounts on the May 31, 2016 condensed consolidated balance sheet have been reclassified to conform to the current period presentation.

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

Basic Loss Per Share

Basic losses per share are computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and six months ended November 30, 2015 was 321,669 and 401,914, respectively. The total amount of anti-dilutive options not included in the loss per share calculation for the three and six months ended November 30, 2016 was 710,242 and 716,995, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended November 30,		Three Months Ended November 30,

	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(258,600)	$(139,103)	$(202,887)	$(66,768)
Denominator for basic loss Per common share	8,208,672	7,584,333	8,189,066	7,586,635
Effect of dilutive securities:
Options	--	--	--	--
Denominator for diluted loss per common share	8,208,672	7,584,333	8,189,066	7,586,635
Basic net loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.01)
Diluted net loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.01)

New Accounting Pronouncements

     In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in accounting principles generally accepted in the United States of America. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal 2015. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

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

     In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU-2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in accounting principles generally accepted of the United States of America with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

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

     On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU-2016-15 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2016-15 will have on the Company’s financial position or results of operations.

     On November 27, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230,Statement of Cash Flows. ASU-2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2016-18 will have on the Company’s financial position or results of operations.

     Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30, 2016	May 31, 2016

Accounts payable	$367,158	$325,984
Deferred rent	3,897	7,501
Total	$371,055	$333,485

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Six Months Ended November 30,		Three Months Ended November 30,

	2016	2015	2016	2015

Revenues from sales to unaffiliated customers:
United States	$398,000	$405,000	$172,000	$218,000
Asia	1,292,000	852,000	716,000	419,000
Europe	1,018,000	1,092,000	464,000	473,000
South America	30,000	49,000	14,000	32,000
Middle East	91,000	54,000	53,000	23,000
Other	13,000	--	13,000	--
	$2,842,000	$2,452,000	$1,432,000	$1,165,000

     No other geographic concentrations exist where net sales exceed 10% of total net sales. For the six month period ended November 30, 2016, one customer accounted for approximately 45% of the Company’s consolidated net sales and owed a balance of approximately $709,000 of which approximately $298,000 was paid in December 2016.

     As of November 30, 2016 and May 31, 2016, approximately $653,000 and $659,000 of Biomerica’s gross inventory and approximately $20,000 and $26,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

Note 5: Commitments and Contingencies

     On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016. The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent was $22,080.In November 2015, the Company signed the First Amendment to Lease to extend the lease until August 31, 2021. The initial base rent for the lease amendment which started September 1, 2016 is $21,000 per month.

     In November 2016 the Company’s subsidiary, Biomerica de Mexico, entered into a ten year lease for approximately 8,104 square feet at a monthly rent of $2,926. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers. Biomerica, Inc., is not a guarantor of such lease.

Note 6: Subsequent Events

     Subsequent to November 30, 2016 options to purchase 157,625 shares of the Company’s common stock were exercised after the end of the quarter ended November 30, 2016 at purchase prices ranging from $0.43 to $0.71 per share. Proceeds to the Company totaled approximately $68,500.

     In December 2016 the Company entered into a Clinical Trial Agreement with a major U.S. university to start the clinical trials for a gastrointestinal product that the Company is developing.

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

RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $1,432,206 for the three months ended November 30, 2016 as compared to $1,165,080 for the same period in the previous year. This represents an increase of $267,126 or 22.9%. For the six month period ended November 30, 2016 as compared to 2015, net sales were $2,842,317 as compared to $2,452,073. This represents an increase of $390,244 or 15.9%. The increase was primarily due to the increase sales in Asia, which were offset by decreased sales in Europe and the U.S.

     For the three months ended November 30, 2016 as compared to November 30, 2015, cost of sales decreased as a percentage of sales from 64.6% of sales, or $753,039, to 61.1% of sales, or $875,522. For the six months ended November 30, 2016 as compared to 2015, cost of sales decreased as a percentage of sales from 66.0% of sales, or $1,618,611, to 60.1% of sales, or $1,708,666.  The decrease in the three and six month periods was primarily due to relatively constant wages in relationship to the higher sales volume.

     For the three months ended November 30, 2016 compared to 2015, selling, general and administrative costs increased by $83,654, or 21.4%. For the six month period ended November 30, 2016 as compared to 2015, these expenses increased by $162,643, or 22.2%. The overall increase in selling, general and administrative costs was primarily due to fees related to uplisting to Nasdaq, higher commissions, wages, outside services and an increase to the allowance for doubtful accounts.

     For the three months ended November 30, 2016 compared to 2015, research and development expenses increased by $70,751 or 30.7%. For the six month period ended November 30, 2016 as compared to 2015, these expenses increased by $137,002, or 35.3%. The increases were primarily due to research being done related to new products, regulatory approvals, and patent application preparation in addition to development work performed on current products.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2016 and May 31, 2016, the Company had cash and cash equivalents in the amount of $1,611,148 and $1,888,925 and working capital of $4,205,524 and $4,329,041, respectively.

     During the six months ended November 30, 2016 the Company’s operations used cash of $307,891 as compared to $425,042 in the same period of the prior fiscal year. The cash used by operations of $307,891 for the six months ended November 30, 2016 was primarily a result of increased receivables of $193,134 and a net loss of $258,600, which was offset by depreciation and amortization of $110,994 as compared to cash used by operations of $425,042 for the six months ended November 30, 2015 which resulted from $214,238 in increased inventories, payment of $63,233 of accounts payable and a net loss of $139,103, which was offset by depreciation and amortization of $116,396. Cash used in investing activities in the six months ended November 30, 2016 was $25,682 which was for purchases of property and equipment as compared to the six months ended November 30, 2015 during which cash used was $29,219, of which $28,294 was for purchases of property and equipment and $925 for increased intangibles. Cash provided by financing activities for the six months ended November 30, 2016 was a result of the exercise of stock options of $56,556. Cash provided of $10,298 in the prior fiscal year was due to the exercise of stock options.

     The Company has been working on new products for the gastroenterology market. Patent applications for the new products have been filed and the Company has been working on obtaining additional patents and U.S. regulatory approvals. The Company has been spending significant funds on the research, development and related costs and expects this will continue in order to obtain the desired patents and approvals.

     The Board of Directors has authorized the Company to pursue the filing of an S-3 shelf registration statement. The Company does not intend to immediately sell the securities if the registration becomes active.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  None.

Item 1A. RISKS AND UNCERTAINTIES.

     You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in recent history that may affect the general economic climate and performance of Biomerica, Inc. or its customers. Our results may fluctuate adversely as a result of many factors that are outside our control, which may negatively impact our stock price. Sales of our common stock in the public market could lower the market price for our common stock and the price of our stock could fluctuate unpredictably in response to various factors. The Company does not anticipate paying dividends in the foreseeable future, which could affect the market price of the stock.

     There is no assurance that we will be able to remain competitive and develop new products and markets for these products. Raising funds to support this development may be difficult and the inability to do so may impact our ability to develop these new products. Acceptance of these new products by health care providers and physicians could have a negative impact on future sales.

     Our business is subject to regulation by various governmental agencies. Our results of operations could be negatively impacted by failures or delays in approvals or the loss of previously received approvals or changes to existing laws and regulations. Possible costs or difficulty in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements could affect results adversely.

     Interruptions in the supply of raw materials could adversely affect our operations and results. Inability to successfully control our margins is affected by many factors including competition and product mix.

     The loss of key personnel and the inability to hire key personnel could affect the business.

     Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributors-the loss of certain of these distributors could lead to significantly reduced sales, which have been increasing. This could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; high balances carried on accounts receivables from concentrated customers could result in write-offs of accounts receivable; and the costs of recalls, should such occasion arise.  All these factors make it difficult to predict operating results for any particular period.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 14, 2016, to consider and vote on the matters listed below.  The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on September 28, 2016.  The final voting results from the meeting are set forth below.

Proposal 1:  Election of Directors

     Based on the following votes, the individuals named below were each elected to serve as our directors until our next Annual Meeting of Stockholders.

Name	Votes For	Votes Withheld

Zackary Irani	3,643,894	85,204
Janet Moore	3,644,373	84,725
Allen Barbieri	3,621,504	107,594
Dr. Francis Cano	3,622,957	106,141
Dr. Jane Emerson	3,647,400	81,698
Dr. Mark Sirgo	3,642,704	86,394

Proposal 2:  To approve on an advisory, non-binding basis the named executive officers’ compensation.

The results of the votes received for Proposal No. 2 will be considered by the Company’s Compensation Committee.

FOR	3,200,179	AGAINST	515,801	ABSTAIN	13,118

Proposal 3: Ratification of Selection of Independent Auditors

     Based on the following votes, the selection of PKF Certified Public Accountants, A Professional Corporation, as our independent registered public accounting firm for the 2017 fiscal year was ratified.

Votes For	Votes Against	Abstentions
6,279,624	128,201	47,509

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore

101		Interactive data files pursuant to Rule 405 Regulation S-T, as follows:

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

Date: January 17, 2017
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Director, Chief Executive Officer
(Principal Executive Officer)

Date: January 17, 2017
	By:	/S/ Janet Moore
Janet Moore
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)