Form 10-Q
period 2017-02-28
BIOMERICA INC
filed 2017-04-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

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

--------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

     (TITLE OF EACH CLASS)                     (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     -----------------------                    ------------------------------------------

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 8,508,173 shares of common stock, par value $0.08, as of April 14, 2017.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 28,2017 and February 29,2016	1

	Condensed Consolidated Balance Sheets (unaudited) – February 28, 2017 and (audited) May 31,2016	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended February 28, 2017 and February 29, 2016	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)

	Nine Months Ended		Three Months Ended

	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Net sales	$4,342,247	$3,813,683	$1,499,930	$1,361,608
Cost of sales	(2,759,169)	(2,635,701)	(1,050,503)	(1,017,090)
Gross profit	1,583,078	1,177,982	449,427	344,518

Operating Expenses:
Selling, general and administrative	1,404,334	1,159,624	510,428	428,356
Research and development	781,929	573,473	256,721	185,270
Total operating expenses	2,186,263	1,733,097	767,149	613,626
Loss from operations	(603,185)	(555,115)	(317,722)	(269,108)

Other Income (Expense):
Dividend and interest income	40,724	27,134	13,681	9,175
Interest expense	(280)	(124)	(100)	(69)
Total other income	40,444	27,010	13,581	9,106

Loss before income tax benefit	(562,741)	(528,105)	(304,141)	(260,002)
Income tax benefit	--	254,000	--	125,000
Net loss	$(562,741)	$(274,105)	$(304,141)	$(135,002)

Basic net loss per common share	$(0.07)	$(0.04)	$(0.04)	$(0.02)
Diluted net loss per common share	$(0.07)	$(0.04)	$(0.04)	$(0.02)

Weighted average number of common and common equivalent shares:
Basic	8,269,791	7,595,273	8,433,932	7,617,272
Diluted	8,269,791	7,595,273	8,433,932	7,617,272

Net loss	$(562,741)	$(274,105)	$(304,141)	$(135,002)

Other comprehensive loss, net of tax:
Foreign currency translation	(1,001)	(1,439)	(241)	(73)
Comprehensive loss	$(563,742)	$(275,544)	$(304,382)	$(135,075)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2017 (unaudited)	May 31, 2016 (audited)

Assets

Current Assets:
Cash and cash equivalents	$1,541,708	$1,888,925
Accounts receivable, less allowance for doubtful accounts of $67,595 and $8,405 as of February 28, 2017 and May 31, 2016, respectively
	1,071,846	969,474
Inventories, net	1,818,224	1,863,091
Prepaid expenses and other	212,030	113,578
Total current assets	4,643,808	4,835,068

Property and Equipment, net of accumulated depreciation and amortization of $1,513,598 and $1,423,900 as of February 28, 2017 and May 31, 2016, respectively	368,332	380,659

Deferred Tax Assets	41,000	41,000

Investments	165,324	165,324

Intangible Assets, net	193,374	248,801

Other Assets	64,838	55,653
Total Assets	$5,476,676	$5,726,505

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$492,674	$333,485
Accrued compensation	164,070	172,542
Total current liabilities	656,744	506,027

Commitments and Contingencies (Note 5)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares , none issued and none outstanding at February 28, 2017 and May 31, 2016
	--	--

Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 8,505,173 and 8,169,673 at February 28, 2017 and May 31, 2016, respectively	680,412	653,573
Additional paid-in-capital	19,536,077	19,399,720
Accumulated other comprehensive loss	(14,587)	(13,586)
Accumulated deficit	(15,381,970)	(14,819,229)
Total Shareholders' Equity	4,819,932	5,220,478
Total Liabilities and Shareholders' Equity	$5,476,676	$5,726,505

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended

	February 28, 2017	February 29, 2016

Cash flows from operating activities:

Net loss	$(562,741)	$(274,105)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	163,587	174,554
Stock option expense	10,009	25,869
Change in provision for allowance on accounts receivable	59,190	(9,012)
Inventory reserve	(12,799)	12,220
Increase (decrease) in deferred rent liability	2,510	(20,573)
Increase in deferred tax assets	--	(254,000)
Changes in assets and liabilities:
Accounts receivable	(161,562)	200,638
Inventories	57,666	(84,949)
Prepaid expenses and other	(98,452)	62,269
Accounts payable and accrued expenses	170,869	(44,559)
Other assets	(9,185)	(11,448)
Accrued compensation	(8,472)	28,040

Net cash used in operating activities	(389,380)	(195,056)

Cash flows from investing activities:
Increase in intangibles	--	(925)
Purchases of property and equipment	(95,833)	(69,998)

Net cash used in investing activities	(95,833)	(70,923)

Cash flows from financing activities:

Proceeds from exercise of stock options	138,997	38,256

Net cash provided by financing activities	138,997	38,256

Effect of exchange rate changes in cash	(1,001)	(1,439)

Net decrease in cash and cash equivalents	(347,217)	(229,162)

Cash and cash equivalents at beginning of period	1,888,925	1,088,307

Cash and cash equivalents at end of period	$1,541,708	$859,145

Non-cash investing and financing activities:

Exercise of stock options for reduction of accrued expenses	$14,190	$--

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$242	$17
Income taxes	$800	$800

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of May 31, 2016 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2016 for the fiscal year ended May 31, 2016. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Concentration of Credit Risk

       The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. The Company does not believe it is exposed to significant credit risks.

       The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. At February 28, 2017 and May 31, 2016 the Company had one customer which accounted for 32.9% and 50.2%, respectively, of gross accounts receivable. This customer also accounted for approximately 38.1% and 28.0%, of consolidated sales for the nine months ended February 28, 2017 and February 29, 2016, respectively.

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

The approximate balances of inventories are the following at:

February 28, 2017		May 31, 2016

Raw materials	$903,000	$942,000
Work in progress	772,000	690,000
Finished products	143,000	231,000
Total	$1,818,000	$1,863,000

       Reserves for inventory obsolescence are reduced as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of February 28, 2017 and May 31, 2016 inventory reserves were approximately $39,000 and $52,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $33,688 and $38,370 for the three months ended February 28, 2017 and February 29, 2016, and $108,160 and $117,230 for the nine months ended February 28, 2017 and February 29, 2016, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights and licenses, and 17 years for patents. Amortization amounted to $18,905 and $19,788 for the three months ended February 28, 2017 and February 29, 2016, respectively, and $55,427 and $57,324 for the nine months ended February 28, 2017 and February 29, 2016, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 28, 2017:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2016	1,199,000	$0.81
Granted	55,000	1.55
Exercised	(335,500)	0.46
Cancelled or expired	(11,500)	0.97
Outstanding February 28, 2017	907,000	$0.98

During the nine months ended February 28, 2017 options to purchase 335,500 shares of common stock were exercised at prices ranging from $0.43 to $1.04 per share. Proceeds to the Company were approximately $138,997.

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

Investments

From time-to-time, the Company makes investments in privately-held companies. The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. The Company currently has not written down the investment and no events have occurred which could indicate the carrying value to be less than the fair value. Investments represent the Company’s investment in a Polish distributor which is primarily engaged in distributing medical devices. The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment. Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

Shipping and Handling Fees and Costs

The Company included shipping and handling fees billed to customers in net sales. The Company included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

       The Company has provided a valuation allowance on deferred income tax assets of approximately $1,225,000 and $1,038,000 as of February 28, 2017 and May 31, 2016, respectively.

Foreign Currency Translation

The subsidiaries located in Germany and Mexico are accounted for primarily using local functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss.

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

Basic Net Loss Per Share

Basic losses per share are computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the three and nine months ended February 28, 2017 was 557,271 and 552,656, respectively. The total amount of options not included in the loss per share calculation for the three and nine months ended February 29, 2016 was 484,983 and 415,960, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

	Nine Months Ended		Three Months Ended

	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Numerator:
Net loss	$(562,741)	$(274,105)	$(304,141)	$(135,002)
Denominator for basic loss per common share	8,269,791	7,595,273	8,433,932	7,617,272
Effect of dilutive securities:
Options and warrants	--	--	--	--
Denominator for diluted loss per common share	8,269,791	7,595,273	8,433,932	7,617,272
Basic net loss per common share	$(0.07)	$(0.04)	$(0.04)	$(0.02)
Diluted net loss per common share	$(0.07)	$(0.04)	$(0.04)	$(0.02)

New Accounting Pronouncements

      In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted. During August 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

     In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU2015 11 more closely align the measurement of inventory in accounting principles generally accepted of the United States of America with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for fiscal years beginning after December 31, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

     On November 20, 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU-2015-17”). The update eliminates the requirement to classify deferred tax assets and liabilities on a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company chose to adopt ASU 2015-17 as of the fiscal quarter ended November 30, 2015.

     On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall” (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU201601). The release affects public and private companies that hold financial assets or owe financial liabilities. ASU 2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-01 will have on the Company’s financial position or results of operations.

     On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU-2016-02).  ASU 2016-02 defines whether a contract is a lease. If it is a lease, the Company is required to recognize the lease assets and liabilities. ASU 2016-02 is effective for public companies for the annual periods beginning after December 15, 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

     On March 30, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU 2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-09 will have on the Company’s financial position or results of operations.

     On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  ASU 2016-15 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-15 will have on the Company’s financial position or results of operations.

     On November 27, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (ASU 2016-18). This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU-2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-18 will have on the Company’s financial position or results of operations.

     In January 2017 the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350), Simplifying the test for Goodwill Impairment” (ASU 2017-04). This update addresses how an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 will take effect for public companies for the fiscal years beginning after December 15, 2019. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2017-04 will have on the Company’s financial position or results of operations.

     Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expenses consist of the following at:

	February 28, 2017	May 31, 2016

Accounts payable and accrued expenses	$482,663	$325,984
Deferred rent	10,011	7,501
Total	$492,674	$333,485

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Nine Months Ended		Three Months Ended

	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenues from sales to unaffiliated customers:
United States	$743,000	$776,000	$345,000	$370,000
Asia	1,740,000	1,219,000	448,000	367,000
Europe	1,672,000	1,634,000	654,000	543,000
South America	43,000	50,000	13,000	1,000
Middle East	127,000	134,000	37,000	81,000
Other	17,000	1,000	3,000	--
	$4,342,000	$3,814,000	$1,500,000	$1,362,000

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

     As of February 28, 2017 and May 31, 2016, approximately $548,000 and $659,000, of Biomerica’s gross inventory and approximately $18,000 and $26,000, of Biomerica’s property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

Note 5: Commitments and Contingencies

     On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016. The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term the rent was $22,080.In November 2015, the Company entered into a First Amendment to Lease whereby the lease for the above referenced property is extended until August 31, 2021.  The initial rent for the period of the extension commencing September 1, 2016 is set at $21,000 per month with scheduled annual increases through the end of the lease term.

     In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten year lease for approximately 8,104 square feet at a monthly rent of $2,926.  The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers. Biomerica, Inc., is not a guarantor of such lease.

     In December 2016, the Company entered into a Clinical Trial Agreement with a major U.S. university to start the clinical trials for a gastrointestinal product that the Company is developing.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,499,930 for the three months ended February 28, 2017 as compared to $1,361,608 for the period ended February 29, 2016. This represents an increase of $138,322, or 10.2%. For the nine month periods ended February 28, 2017 as compared to February 29, 2016, net sales were $4,342,247 as compared to $3,813,683, an increase of $528,564, or 13.9%. The sales increases for both periods were primarily a result of increased clinical laboratory products sales to Asia and for the three months an increase in clinical laboratory sales in Europe.

      For the three months ended February 28, 2017 as compared to the three months ended February 29, 2016, cost of sales decreased as a percentage of sales from 74.7% of sales, or $1,017,090, to 70.0% of sales, or $1,050,503. For the nine months ended February 28, 2017 as compared to February 29, 2016, cost of sales as a percentage of sales decreased from 69.1% of sales, or $2,635,701, to 63.5% of sales or $2,759,169. The decrease in cost of sales as a percentage of sales during the three and nine months ended February 28, 2017 was primarily a result of the higher sales offsetting fixed expenses as well as a decrease in material costs.

       For the three months ended February 28, 2017 compared to February 29, 2016, selling, general and administrative costs increased by $82,072, or 19.2%. For the nine months ended February 28, 2017 as compared to February 29, 2016, general and administrative costs increased by $244,710, or 21.1%. The increase for the quarter ended February 28, 2017 compared to February 29, 2016 was primarily due to the increase in bad debt expense due to a reserve being established for two foreign accounts which are overdue. The increase for the nine months ended February 28, 2017 compared to February 29, 2016 was due to the increase in bad debt expense, Nasdaq filing fees associated with being uplisted to Nasdaq and relating on-going fees, legal fees related to the uplisting, the costs associated with attending investment conferences and consultants.

       For the three months ended February 28, 2017 compared to February 29, 2016, research and development expenses increased by $71,451, or 38.6%. For the nine month period ended February 28, 2017 as compared to February 29, 2016, these expenses increased by $208,456, or 36.3%. The increase for both periods was due to research being done related to new products, regulatory applications and patent application preparation in addition to development work performed on current products.

       For the three and nine months ended February 28, 2017 as compared to February 29, 2016, dividend and interest income and interest expense increased by $4,475 and by $13,434, respectively. Both increases were primarily due to dividends received from the Polish distributor in which the Company owns approximately 6%.

LIQUIDITY AND CAPITAL RESOURCES

       As of February 28, 2017 and May 31, 2016, the Company had cash and cash equivalents in the amount of $1,541,708 and $1,888,925 and working capital of $3,987,064 and $4,329,041, respectively.

       During the nine months ended February 28, 2017, the Company’s operations used cash of $389,380 compared to $195,056 in the same period of the prior fiscal year. Cash used in operations in fiscal 2017 was a result of the net loss of $562,741, increases of $161,562 in accounts receivable, and increases of prepaid expenses in the amount of $98,452, which were offset by a $170,869 increase in accounts payable. In the period ended February 29, 2016, cash decreased by $195,056 which was primarily the result of the net loss of $274,105, an increase in inventories of $84,949 and a decrease in accounts payables of $44,559 which was offset by a decrease in accounts receivable of $200,638. Cash used in investing activities in the nine months ended February 28, 2017 was $95,833 compared to the nine months ended February 29, 2016 of $70,923. For both fiscal years these decreases in cash were primarily attributable to purchases of property and equipment. The Company received $138,997 from the exercise of stock options during the nine month period ended February 28, 2017, as compared to $38,256 during the nine months ended February 29, 2016.

      The Company has been working on new products for the gastroenterology market.  Patent applications for the new products have already been filed and additional patent costs are expected.  In addition, the Company is investigating the possibility of U.S. regulatory approval. Should the Company decide to seek such regulatory approval in the U.S., the costs could be substantial.

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

Date: April 14, 2017
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2017
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)