Form 10-K
period 2017-05-31
BIOMERICA INC
filed 2017-08-29
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2017 or

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

NASDAQ Capital Market

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 6,349,246 shares held by non-affiliates and the closing price of $2.11 per share for Common Stock in the over-the-counter market as of November 30, 2016): $13,396,909.

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2017: 8,511,173

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2017. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

PART I

ITEM 1.      BUSINESS

BUSINESS OVERVIEW

THE COMPANY

Biomerica, Inc. ("Biomerica", the "Company", "we", “us” or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc. The Company has two wholly owned subsidiaries, Biomerica de Mexico, which is used for assembly/ manufacturing and BioEurope GmbH, which acts as a distributor of Biomerica products in certain markets.

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

We primarily focus on products for gastrointestinal diseases, food intolerances, diabetes and esoteric tests. These diagnostic test products utilize immunoassay technology. Some of these products have not yet been submitted for clearance by the Food and Drug Administration (“FDA”) or each country’s equivalent for diagnostic use, but can still be sold in various foreign countries for research use without this approval.

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

Biomerica maintains its headquarters in Irvine, California where it houses administration, product development, sales and marketing, customer services and some manufacturing operations.  A part of Biomerica's manufacturing and assembly operations is located in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.  Biomerica has established wholly owned subsidiaries in both Mexico and Germany. The Company expends considerable funds in the effort to ready certain new products for market (both internally developed and licensed from others). We utilize technical personnel to conduct product improvement and technical transfer development activities, as well as explore potential new technologies that the Company may wish to develop. We are currently pursuing the development of two tests for the gastrointestinal market.

Biomerica is a well-established, medical diagnostics manufacturer and distributor, especially active in the Point of Care and Clinical Lab space.

PRODUCTION

Most of our diagnostic test kits are processed and assembled at our facilities in Irvine, California and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico in fiscal 2003 and moved a significant portion of our diagnostic production (primarily a portion of our packaging and assembly) to that facility.  From 2003 to 2016, Biomerica subleased facilities from and subcontracted with Lancer Orthodontics (a former subsidiary) to provide labor and other services. In November 2016, Biomerica de Mexico, our subsidiary, entered into a lease agreement directly with the landlord and commenced operating independently as a manufacturing entity. All ties with Lancer were severed completely by May 31, 2017. Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA and international regulations.

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

RESEARCH AND DEVELOPMENT

We are currently pursuing the development of two tests for the gastrointestinal market.  Our increase in research and development spending is due to our focus on these tests and the feasibility of possible FDA clearance for such tests. The Company also utilizes technical personnel to conduct other development activities and improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, consultants, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2017 and 2016 aggregated $1,130,635 and $780,333, respectively.

InFoods® IBS is a new approach to the treatment of irritable bowel syndrome (“IBS”) - a large market with a lot of space for better solutions. Our Company’s  focus on gastrointestinal (“GI”) diseases has led us to the development of a diagnostic-guided therapy for treatment of all subtypes of IBS (IBS-C, IBS-D and IBS-M).  Specifically, we are developing a patent-pending method that is designed to identify patient-specific foods, the avoidance of which could alleviate an individual’s IBS symptoms.   A point-of-care product is being developed to allow physicians to perform the test in-office using a finger stick blood sample and could provide new incremental revenues to a GI medical practice. A billable Current Procedural Technology (“CPT”) code that can be used by both clinical labs and physicians’ offices is available for InFoods® IBS diagnostic products. The clinical lab product will be the first product we plan to submit for regulatory clearance. The InFoods® IBS product is unique in that it has no drug-type side effects.

We are planning to pursue a de novo 510(k) rather than a Premarket Approval Application (“PMA”). De novo clearance is faster and less expensive than the PMA route, which is the most stringent type of device marketing application required by the FDA.

MARKETS AND METHODS OF DISTRIBUTION

Biomerica has approximately 340 current customers for its diagnostic business, of which approximately 100 are foreign distributors, 40 are domestic distributors and the balance are primarily domestic hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers and physicians' offices.

We rely on affiliated and unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point of care testing (physicians' offices and over-the-counter drug stores).

For the years ended May 31, 2017 and 2016, the Company had one distributor which accounted for 45.2% and 30.3%, respectively, of net consolidated sales.

BACKLOG

At May 31, 2017 and 2016, Biomerica had a backlog of approximately $242,000 and 386,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the year ended May 31, 2017, two companies combined accounted for 23.0% of the purchases of raw materials. For the year ended May 31, 2016, one company accounted for 25.3% of the purchases of raw materials.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our license expires on November 19, 2018. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2017	2016
Europe	$2,238,000/38.6%	$2,166,000/42.1%
United States	874,000/15.1%	995,000/19.4%
Asia	2,412,000/41.7%	1,731,000/33.7%
S. America	65,000/1.1%	67,000/1.3%
Middle East	186,000/3.2%	180,000/3.5%
Other foreign	17,000/0.3%	1,000/0.0%
Total Sales	$5,792,000/100%	$5,140,000/100%

We recognize that our foreign sales could be subject to some special or unusual risks, which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations, terrorism and import restrictions all could impact sales within certain foreign countries. In addition, these factors could also impact the ability of the Company to collect foreign debts. Foreign countries have licensing requirements applicable to the sale of diagnostic products, which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States. Foreign diagnostic sales at Biomerica are made primarily through a network of approximately 100 independent distributors in approximately 65 countries.

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

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", and "GAP" with the Office of Patents and Trademarks on December 31, 1985. We registered the tradename “InFoods” on December 24, 2016. Our unregistered tradenames are "EZ-Detect", "EZ-H.P" and "EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. Biomerica has obtained the rights to manufacture and sell certain products. In some cases royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technology in the future.  Biomerica has filed twenty two provisional patent applications with regard to new tests to identify possible triggers for causing specific symptoms.  The International Search Authority (ISA) has deemed that for one of Biomerica’s patents pertaining to Irritable Bowel Syndrome (IBS), all the International Patent Application claims for its composition and methods to identify trigger foods for IBS are novel and non-obvious.

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

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $19,000 and $24,000 is included in cost of sales for these agreements for the years ended May 31, 2017 and 2016, respectively. Beginning in fiscal 2011, the Company was only required to pay royalties for one of the products due to the fact that the supplier no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 2.5% and 3.5% of total sales for the years ended May 31, 2017 and 2016, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

EMPLOYEES

As of May 31, 2017 and 2016, the Company employed 39 and 36 employees, respectively, one of whom is employed part-time in the United States. Various employees listed in the production department also perform research and development duties as a routine function of their job. The following is a breakdown between departments:

	2017	2016
Administrative	5	5
Research and Development	1	0
Marketing & Sales	3	3
Production and Operations	30	28
Total	39	36

In addition, Biomerica de Mexico employs 15 people at its Mexico facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.   RISK FACTORS

The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference into this Form 10-K, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

Our operating results may fluctuate adversely as a result of many factors that are outside our control, which may negatively impact our stock price. Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts.

We base the scope of our operations and related expenses on our estimates of future revenues. A significant portion of our operating expenses are fixed, and we may not be able to rapidly adjust our expenses if our revenues fall short of our expectations. Our revenue estimates for future periods are based, among other factors, on estimated end-user demand for our products. If end-user consumption is less than estimated, revenues from our distribution partners and other distribution channels would be expected to fall short of expectations, and because such a significant portion of our costs are fixed, could result in operating losses.

Factors that are beyond our control and that could affect our operating results in the future include:

•      regulatory clearance

•      changes in the level of competition, such as would occur if one of our competitors introduced a new, better performing or lower priced product to compete with one or more of our products;

•      changes in the reimbursement systems or reimbursement amounts that end-users may rely upon in choosing to use our products;

•      changes in economic conditions in our domestic and international markets, such as economic downturns, decreased healthcare spending, reduced consumer demand, inflation and currency fluctuations; changes in government laws and regulations affecting our business;

•      lower than anticipated market penetration of our new or more recently introduced products;

•      significant quantities of our product or that of our competitors in our distributors’ inventories or distribution channels;

•      changes in distributor buying patterns; and

•      changes in the healthcare market including consolidation in our customer base.

To remain competitive, we must continue to develop, obtain and protect our proprietary technology rights; otherwise, we may lose market share or need to reduce prices as a result of competitors selling technologically superior products that compete with our products.

Our ability to compete successfully in the diagnostic market depends on continued development and introduction of new products, technology and the improvement of existing technology. If we cannot continue to improve upon or develop, obtain and protect our technology, our operating results could be adversely affected.

Our competitive position is heavily dependent on obtaining and protecting our own proprietary technology or obtaining licenses from others. Our ability to obtain patents and licenses, and their benefits, is uncertain.

The Company is required to obtain certification in the European community to sell products in those countries.  There is no assurance that the Company will be able to retain its certification in the future.

A large part of the Company’s sales are to distributors in Europe. The loss of this certification could materially adversely affect the results of the Company.

The Company has a significant investment in its manufacturing facility in Mexico through its subsidiary, Biomerica de Mexico.  There is significant risk in operating facilities in a foreign country and there is the possibility that there may be costs involved with this that we cannot foresee at this time.

We use hazardous materials in our research and production that may result in unexpected and substantial claims against us relating to handling, storage or disposal.

The risk of accidental contamination or injury from these materials cannot be completed eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.  The Company may incur substantial costs to comply with environmental regulations.

If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, or alter their interpretation of the requirements of such existing regulations, such environmental regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs, restrictions or compliance procedures on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay sizable fines, penalties or damages in the event of noncompliance with environmental laws. Any environmental violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages that are not covered by insurance.

In order to remain competitive, we must expend considerable resources to research new technologies and products and develop new markets, and there is no assurance our efforts to develop new technologies, products or markets will be successful or such technologies, products or markets will be commercially viable.

We devote a significant amount of financial and other resources to researching and developing new technologies, new products and new markets. The development, manufacture and sale of diagnostic products require a significant investment of resources. The development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities. No assurances can be given that our efforts to develop new technologies or products will be successful, that such technologies and products will be commercially viable, or our expansion into new markets will be profitable.

There is also no guarantee that our new IBS products will get approval and be well accepted into the marketplace.

Our operations will be adversely affected if our operating results do not correspondingly increase with our increased expenditures or if our technology, product and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new technologies or products and develop new markets could have a material adverse effect on our business and prospects.

We rely on a limited number of key distributors that account for a substantial majority of our total revenue. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products could lead to reduced sales.

As of the years ended May 31, 2017 and 2016, the Company had one distributor which accounted for 45.2% and 30.3%, respectively, of consolidated net sales. As of May 31, 2017 and 2016 the Company had two customers, respectively, who accounted for 54.2% and 60.3% of gross accounts receivable.  The loss of these sales could adversely impact the results of the Company.  In addition, the loss of the accounts receivable could negatively impact the Company. In addition, the Company has key distributors in Europe, the loss of which could adversely impact sales and results.

If we are not able to manage our growth strategy our operating results may be adversely affected.

Our business strategy contemplates further growth, which would likely result in expanding the scope of operating and financial systems and the geographical area of our operations, including further expansion outside the U.S., as new products and technologies are developed and commercialized or new geographical markets are entered. Because we have a small executive staff, acquisitions and other future growth may divert management’s attention from other aspects of our business, and place a strain on existing management and our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs.

Intellectual property risks and third-party claims of infringement, misappropriation of proprietary rights or other claims against us could adversely affect our ability to market our products, require us to redesign our products or attempt to seek licenses from third parties, and materially adversely affect our operating results. In addition, the defense of such claims could result in significant costs and divert the attention of our management and other key employees.

Companies in or related to our industry often aggressively protect and pursue their intellectual property rights. There are often intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost or upon commercially reasonable terms, if at all, licenses to intellectual property of others that is alleged to be part of such new or existing products.

We have hired and will continue to hire individuals or contractors who have experience in medical diagnostics and these individuals or contractors may have confidential trade secret or proprietary information of third parties. We cannot assure you that these individuals or contractors will not use this third-party information in connection with performing services for us or otherwise reveal this third-party information to us. Thus, we could be sued for misappropriation of proprietary information and trade secrets. Such claims are expensive to defend and could divert our attention and result in substantial damage awards and injunctions that could have a material adverse effect on our business, financial condition or results of operations. In addition, to the extent that individuals or contractors apply technical or scientific information independently developed by them to our projects, disputes may arise as to the proprietary rights to such data and may result in litigation.

The defense and prosecution of patent and trade secret claims are both costly and time consuming. We or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated their proprietary rights or that may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved with such products may perform for us, increase our costs and expose us to significant liability.

As a general matter, our involvement in litigation or in any claims to determine proprietary rights, as may arise from time to time, could materially and adversely affect our business, financial condition and results of operations for reasons such as:

•      pending litigation may of itself cause our distributors or end-users to reduce or terminate purchases of our products;

•      it may consume a substantial portion of our managerial and financial resources;

•      its outcome would be uncertain and a court may find any third-party patent claims valid and infringed by our products (issuing a preliminary or permanent injunction) that would require us to procure costly licensing arrangements from third parties or withdraw or recall such products from the market, redesign such products offered for sale or under development or restrict employees from performing work in their areas of expertise;

•      governmental agencies may commence investigations or criminal proceedings against our employees, former employees and us relating to claims of misappropriation or misuse of another party’s proprietary rights;

•      an adverse outcome could subject us to significant liability in the form of past royalty payments, penalties, special and punitive damages, the opposing party’s attorneys' fees, and future royalty payments significantly affecting our future earnings; and

•      failure to obtain a necessary license (upon commercially reasonable terms, if at all) upon an adverse outcome could prevent us from selling our current products or other products we may develop.

In addition to the foregoing, we may also be required to indemnify some customers, distributors and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another person’s proprietary rights. Further, our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required or financially able to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

We may need to raise additional funds to finance our future capital or operating needs, which could have adverse consequences on our operations and the interests of our stockholders.

We may need to seek to raise funds through public or private debt or sale of equity to achieve our business strategy. If we raise funds or acquire other technologies or businesses through issuance of equity, this could dilute the interests of our stockholders. Moreover, the availability of additional capital, whether debt or equity from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and industry or market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources on favorable terms, if at all. We can give no assurance as to the terms or availability of additional capital.

Our inability to raise additional funds to finance our future capital or operating needs could force us to delay, reduce or eliminate our development programs or commercialization efforts.

Costs related to development projects and approvals are hard to estimate due to factors that are unknown to us at this time. These costs could be much higher than anticipated and current operations may not be able to cover these costs.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of studies and trials may not be predictive of future trial results.

There is no assurance that the results of the clinical trials will be positive.  A negative clinical trial could effect our ability to obtain regulatory clearances and/or potential licensing partners.

Our results of operations and financial conditions may be adversely affected by the financial soundness of our customers and suppliers.

If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms or reduce or terminate production of products they supply to us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our operating results and financial condition. Additionally, both state and federal government sponsored and private payers, as a result of budget deficits or reductions, may seek to reduce their healthcare expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored or private payers may adversely affect our earnings and cash flow. Declining economic conditions may also increase our costs.

We may not achieve market acceptance of our new products among healthcare providers and physicians, and this would have a negative effect on future sales.

The Company is developing certain products, the acceptance of which in the medical community is unpredictable at this time. In addition, the Company will need to spend considerable funds in order to introduce the products into the marketplace.

The industry and market segments in which we operate are highly competitive, and intense competition with other providers of diagnostic products may reduce our sales and margins.

Our diagnostic tests compete with similar products made by our competitors. There are a large number of multinational and regional competitors making investments in competing technologies and products. We also face competition from our distributors as some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours or take market share from our products through more effective marketing or competitive pricing, our operating results could be materially and adversely affected.

In addition, there has been a trend toward industry consolidation in our markets over the last few years. We may not be able to compete successfully in an increasingly consolidated industry. We expect this trend toward industry consolidation may continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.

Our business and products are highly regulated by various governmental agencies. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, the loss of previously received approvals or other changes to the existing laws and regulations that adversely impact our ability to manufacture and market our products.

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities in the U.S., principally the FDA and corresponding state and foreign regulatory agencies. Our future performance depends on, among other matters, if, when and at what cost we will receive regulatory approval for new products. Regulatory review can be a lengthy, expensive and uncertain process, making the timing and costs of clearances and approvals difficult to predict. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the marketing and use of our products.

Changes in government policy could adversely affect our business and profitability.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Affordable Healthcare Act ("AHA") in the U.S. Although we cannot fully predict the many ways that healthcare reform might affect our business. It is unclear whether and to what extent, if at all, other anticipated developments, including changes due to new presidential administration priorities, or changes resulting from healthcare reform, such as a change in the number of people with health insurance, may impact us.

We are subject to numerous government regulations in addition to FDA regulation, and compliance with laws, including changed or new laws, could increase our costs and adversely affect our operations.  There is also the risk that our facilities could fail to get the proper licensing at our next inspection or renewal.

In addition to FDA and other regulations referred to above, numerous laws relating to such matters as safe working conditions, manufacturing practices, data privacy, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws or their interpretation change or new laws regulating any of our businesses are adopted, the costs of compliance with these laws could substantially increase our overall costs. Failure to comply with any laws, including laws regulating the manufacture and marketing of our products, could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry and our products. To the extent the costs and procedures associated with meeting new or changing requirements are substantial, our business, results of operations and financial condition could be adversely affected.

Our total revenue could be affected by third-party reimbursement policies and potential cost constraints.

The end-users of our products are primarily physicians and other healthcare providers. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Use of our products would be adversely impacted if physicians and other healthcare providers do not receive adequate reimbursement for the cost of our products by their patients’ third-party payers. Our total revenue could also be adversely affected by changes or trends in reimbursement policies of these governmental or private healthcare payers. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payers may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis.

Unexpected increases in, or inability to meet, demand for our products could require us to spend considerable resources to meet the demand or harm our reputation and customer relationships if we are unable to meet demand.

Our inability to meet customer demand for our products, whether as a result of manufacturing problems or supply shortfalls, could harm our customer relationships and impair our reputation within the industry. In addition, our product manufacturing of certain product lines is concentrated in one or more of our manufacturing sites. Weather, natural disasters (including pandemics), fires, terrorism, political change, failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. This, in turn, could have a material adverse effect on our business.

If we experience unexpected increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery or even the cost of new manufacturing facilities. This would increase our capital costs, which could adversely affect our earnings and cash resources. If we are unable to develop or obtain necessary manufacturing capabilities in a timely manner, our total revenue could be adversely affected. Failure to cost-effectively increase production volumes, if required, or lower than anticipated yields or production problems, including those encountered as a result of changes that we may make in our manufacturing processes to meet increased demand or changes in applicable laws and regulations, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our business, operating results and financial condition.

Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and we may not be able to timely access sufficient raw materials in the event of an unexpected increase in demand, particularly those obtained from a sole supplier or a limited group of suppliers.

If one or more of our products is claimed to be defective, we could be subject to claims of liability and harm to our reputation that could adversely affect our business.

A claim of a defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Any substantial underinsured loss resulting from such a claim would have a material adverse effect on our operating results and financial conditions and the damage to our reputation or product lines in the industry could have a material adverse effect on our business.

We are exposed to business risk which, if not covered by insurance, could have an adverse effect on our results of operations. We face potential product liability exposure, and, if claims brought against us are successful, we could incur substantial liabilities.

We face a number of business risks, including exposure to product liability claims. Although we maintain insurance for a number of these risks, we may face claims for types of damages, or for amounts of damages, that are not covered by our insurance. For example, although we currently carry product liability insurance for liability losses, there is a risk that product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect, or may not be renewed at all. Further, we do not currently have insurance against many environmental risks we confront in our business. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters, cybersecurity matters, or from some other matter, that claim could have a material adverse effect on our results of operations.

We may rely on third parties to conduct or be part of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

We rely on third-party contract research organizations, or CROs, Universities/clinical sites or software companies (“Vendors”),  we are working to coordinate and monitor the conduct of our clinical trials and to manage data for our clinical programs. We, our Vendors, and our clinical sites are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our Vendors and at our clinical sites to confirm compliance with these requirements. In the future, if we, our Vendors or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. If our Vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

Failures in our information technology and storage systems could significantly disrupt our business or force us to expend excessive costs.

We utilize complex information technology systems to support our business and store information. We cannot be sure that our systems will meet our future business needs or that necessary upgrades will operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays or deficiencies caused by our enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, despite the implementation of security measures, information technology systems are vulnerable to damage from a variety of sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations. Furthermore, to the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face a variety of negative consequences, including regulatory actions or litigation, fines or penalties, adverse publicity, increased cybersecurity protection costs, and lost revenue.

Our business could be negatively affected by the loss of or the inability to hire key personnel.

Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and where our operations are located. Further, we expect to grow our operations, and our needs for additional management and other key personnel are expected to increase. If we are not able to retain existing key personnel, or timely identify and hire replacement or additional qualified personnel to meet expected growth, our business could be adversely impacted. In addition, the loss of any of our key personnel, particularly key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operation or strategic objectives.

We face risks relating to our international sales, including inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.

Our products are primarily sold internationally, with the majority of our international sales to our distributors in Asia and Europe. We currently sell and market our products through distributor organizations and sales agents. These foreign risks include, among others:

•      compliance with multiple different registration requirements and new and changing registration requirements, our inability to benefit from registration for our products inasmuch as registrations may be controlled by a distributor, and the difficulty in transitioning our product registrations;

•      compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including U.S. laws such as import/export limitations, the Foreign Corrupt Practices Act, and local laws.

•      tariffs or other barriers as we continue to expand into new countries and geographic regions;

•      exposure to currency exchange fluctuations against the U.S. dollar;

•      longer payment cycles, generally lower average selling prices and greater difficulty in accounts receivable collection;

•      reduced, or lack of, protection for, and enforcement of, intellectual property rights;

•      political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future;

•      complex and potentially adverse tax consequences; and

•      diversion to the U.S. of our products sold into international markets at lower prices.

Currently, all of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets. In order to maintain a competitive price for our products internationally, we may have to continue to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold internationally. Continued change in the values of the Euro, the Mexican peso and other foreign currencies could have a negative impact on our business, financial condition and results of operations.

In addition, we have certain supply agreements with foreign vendors whereby we share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar arrangements.

Sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our securities.

We may need to seek additional capital. If this additional financing is obtained through the issuance of equity securities, debt convertible into equity or options or warrants to acquire equity securities, our existing stockholders could experience significant dilution upon the issuance, conversion or exercise of such securities.

The issuance of additional shares of our common stock, or issuances of additional securities, could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.

We also have a number of stockholders who own large blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of shares of our common stock could be negatively affected.

The price of our stock may fluctuate unpredictably in response to factors unrelated to our operating performance.

The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of smaller medical device companies, like ours, has been very unpredictable and may vary in response to:

•              announcements by us or our competitors concerning technological innovations;

•              introductions of new products;

•              FDA and foreign regulatory actions;

•              developments or disputes relating to patents or proprietary rights;

•              failure to meet the expectations of stock market analysts and investors;

•              changes in stock market analyst recommendations regarding our common stock;

•              changes in healthcare policy in the U.S. or other countries; and

•              general stock market conditions and other factors unrelated to our operating performance.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

Trading of our common stock is not significant, therefore sales of a larger volume of the stock could adversely affect the stock price. Limited Trading - As of August 26, 2016, the Company's stock was traded on the Nasdaq Capital Market.  Trading of the Company's stock is limited and liquidation of the Company’s stock may be difficult as there is a limited market for the Company’s stock.

Our ability to use our net operating loss carry forwards in the future may be subject to limitation.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company leases its office facilities. At May 31, 2017, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016.  The Company had an option to extend the term of its lease for two additional sixty month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. The initial base rent for the lease extension is $21,000 per month, increasing to $23,637 through August 31, 2021. The security deposit of $22,080 remains the same.  In November 2016 the company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926/month. The Company has one 10-year option to renew at the end of the initial lease period. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

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

	Bid Prices
	High	Low
Quarter ended:
May 31, 2017	$2.74	$1.97
February 28, 2017	$2.99	$1.92
November 30, 2016	$2.88	$1.75
August 31, 2016	$3.24	$1.41
May 31, 2016	$2.90	$1.11
February 28, 2016	$1.50	$0.85
November 30, 2015	$0.95	$0.77
August 31, 2015	$1.44	$0.72

As of May 31, 2017, the number of holders of record of Biomerica's common stock was approximately 834, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock.

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

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2017.

The table below provides information relating to our equity compensation plans as of May 31, 2017:

			Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options

Equity compensation Plans approved by Securities holders	897,000	$0.98	143,500

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

RESULTS OF OPERATIONS

Our consolidated net sales were $5,791,670 for fiscal 2017 compared to $5,139,816 for fiscal 2016. This represents an increase of $651,854, or 12.7%. The primary reasons for the sales increase was a result of increased sales in Asia of approximately $681,000 and in Europe of approximately $72,000 which were offset by a decrease in U.S. sales of approximately $121,000.

Consolidated cost of sales in fiscal 2017 as compared to fiscal 2016 increased from $3,615,774 to $3,769,879, or by $154,105. The percentage of cost of sales relative to sales decreased from 70.3%, to 65.1%, due to various factors which included higher sales as well as product mix of goods sold.

Consolidated selling, general and administrative costs increased in fiscal 2017 as compared to fiscal 2016 from $1,570,661 to $1,845,789, or by $275,128, or 17.5%. The increase was primarily a result of higher outside services which included the cost of trading on the Nasdaq Capital Market system, which became effective in August 2016 as well as attending investment conferences.

Consolidated research and development expense was $1,130,635 in fiscal 2017 as compared to $780,333 in fiscal 2016, an increase of $350,302, or 44.9%, primarily as a result of increased costs related to the possible FDA clearance of new gastrointestinal products and feasibility for FDA clearance. See “Research and Development” for a more extensive description of the research being conducted.

Interest expense remained constant in fiscal 2017 at $282 as compared to $167 in fiscal 2016. Interest and dividend income increased from $24,123 to $46,354 due to higher dividends from the Company’s investments.

In fiscal 2016, the Company established a valuation allowance against its deferred tax asset in the amount of $703,800, which contributed to the fiscal 2016 loss. Although management believes that it will be able to use deferred tax assets in the future, due to investment in research and development, which increased recent losses, a valuation allowance is required to be established and maintained against the deferred tax asset.

The net loss decreased from $1,499,787 to $908,561, a decrease of $591,225.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, the Company had cash and cash equivalents in the amount of $1,225,462 as compared to $1,888,925 of cash and cash equivalents as of May 31, 2016.  As of May 31, 2017 and 2016, the Company had working capital of $3,722,214 and $4,329,041, respectively.

Operating Activities

During fiscal 2017, cash used in operating activities was $722,858 as compared to $208,782 in fiscal 2016. The increase in cash used of $514,076 in fiscal 2017 was primarily due to the loss of $908,561, an increase of $132,261 in accounts receivable and an increase of $82,179 in prepaids, which was offset by cash used for inventory of $150,475.

Investing Activities

During fiscal 2017, cash used in investing activities was $96,085 as compared to $95,192 in fiscal 2016. Cash of $96,085 and $91,556 was utilized for the purchase of property and equipment in fiscal 2017 and 2016, respectively. In fiscal 2017, the Company invested $0 into licenses for new products and product registration fees as compared to $3,636 in fiscal 2016.

Financing Activities

Cash provided by financing activities in fiscal 2017 was $157,728 as compared to $1,105,914 in fiscal 2016. In fiscal 2016, the Company realized $995,978 of net proceeds from the sale of restricted common stock.  In fiscal 2017 and 2016, the Company had proceeds from the exercise of stock options of $157,728 and $109,936, respectively.

On June 30, 2017 the Company filed an S-3 Registration Statement for the sale of the Company’s Securities to the public.  We currently intend to use the net proceeds from the sale of our common stock offered hereby for working capital and general corporate purposes, which may include capital expenditures, debt repayment, research and development, sales and marketing and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any such acquisitions or investments as of the date of this prospectus.

At May 31, 2016, in accordance with ASC 740, the Company created a valuation allowance for all of its deferred tax assets except $41,000.  This resulted in a one-time non-cash charge to income tax expense of $1,038,000 and a reduction in the short and long-term deferred tax assets.  In fiscal 2017, this allowance was increased to $1,435,000.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2017.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income. We have determined that although we believe our deferred tax assets will be utilized at a future date, based on our recent losses and plans to continue our research and development, we have established a valuation allowance of $1,435,000.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2017, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION.

 None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2017.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2017.

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

Dated: 8/29/17

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/17
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/17
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/17
Francis R. Cano, Ph.D.
Director, Audit Committee Member

/s/ Allen Barbieri	Date: 8/29/17
Allen Barbieri
Director, Audit Committee Member

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/17
Jane Emerson, M.D., Ph.D
Director, Audit Committee Member

/s/ Mark Sirgo, Pharm.D	Date: 8/29/17
Mark Sirgo, Pharm.D.
Director

BIOMERICA, INC.  AND SUBSIDIARIES

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Biomerica, Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of May 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomerica, Inc. and Subsidiaries as of May 31, 2017 and 2016, and the results of its consolidated operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

August 29, 2017	/s/ PKF, LLP
San Diego, California	PKF, LLP
(formerly PKF Certified Public Accountants
A Professional Corporation)

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	May 31, 2017	May 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,225,462	$1,888,925
Accounts receivable, less allowance for doubtful accounts of $50,129 and $8,405, respectively	1,060,011	969,474
Inventories, net	1,729,121	1,863,091
Prepaid expenses and other	195,757	113,578
Total current assets	4,210,351	4,835,068

PROPERTY AND EQUIPMENT:
Equipment	1,549,411	1,496,119
Furniture, fixtures and leasehold improvements	332,519	308,440
Total property and equipment	1,881,930	1,804,559
Accumulated depreciation	(1,550,073)	(1,423,900)
Net property and equipment	331,857	380,659

DEFERRED TAX ASSETS	41,000	41,000
INTANGIBLE ASSETS, net	174,469	248,801
INVESTMENTS	165,324	165,324
OTHER ASSETS	94,989	55,653
TOTAL ASSETS	$5,017,990	$5,726,505

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$352,000	$333,485
Accrued compensation	176,866	172,542
Total current liabilities	528,866	506,027

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2017 and 2016	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 8,511,173 and 8,169,673 shares issued and outstanding at May 31, 2017 and 2016, respectively	680,893	653,573
Additional paid-in capital	19,551,855	19,399,720
Accumulated other comprehensive loss	(15,834)	(13,586)
Accumulated deficit	(15,727,790)	(14,819,229)
Total shareholders' equity	4,489,124	5,220,478
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,017,990	$5,726,505

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MAY 31,	2017	2016
Net sales	$5,791,670	$5,139,816
Cost of sales	(3,769,879)	(3,615,774)

GROSS PROFIT	2,021,791	1,524,042

OPERATING EXPENSES:
Selling, general and administrative	1,845,789	1,570,661
Research and development	1,130,635	780,333

Total operating expenses	2,976,424	2,350,994

LOSS FROM OPERATIONS	(954,633)	(826,952)

OTHER INCOME (EXPENSE):
Interest expense	(282)	(167)
Interest and dividend income	46,354	24,123
Other income	--	7,009
Total other income	46,072	30,965

LOSS BEFORE INCOME TAXES	(908,561)	(795,987)

INCOME TAX (EXPENSE) BENEFIT	--	(703,800)

NET LOSS	$(908,561)	$(1,499,787)

BASIC NET LOSS PER COMMON SHARE	$(0.11)	$(0.20)

DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
Basic	8,329,769	7,626,078

Diluted	8,329,769	7,626,078

NET LOSS	$(908,561)	$(1,499,787)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation	(2,248)	(1,322)

COMPREHENSIVE LOSS	$(910,809)	$(1,501,109)

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED MAY 31, 2017 AND 2016

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Accumulated Deficit
	Shares	Amount				Total

Balances, May 31, 2015	7,566,714	605,336	18,326,890	(12,264)	(13,319,442)	5,600,520

Exercise of stock options	269,625	21,570	88,366	--	--	109,936

Foreign currency translation	--	--	--	(1,322)	--	(1,322)

Private Placement, net of costs	333,334	26,667	969,311	--	--	995,978

Compensation expense in connection with options granted	--	--	15,153	--	--	15,153

Net loss	--	--	--	--	(1,499,787)	(1,499,787)

Balances, May 31, 2016	8,169,673	653,573	19,399,720	(13,586)	(14,819,229)	5,220,478

Exercise of stock options	341,500	27,320	130,408	--	--	157,728

Foreign currency translation	--	--	--	(2,248)	--	(2,248)

Compensation expense in connection with options granted	--	--	21,727	--	--	21,727

Net loss	--	--	--	--	(908,561)	(908,561)

Balances, May 31, 2017	8,511,173	680,893	19,551,855	(15,834)	(15,727,790)	4,489,124

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(908,561)	$(1,499,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,219	232,422
Change in provision for allowance for doubtful accounts	41,724	(9,063)
Inventory reserve	(16,505)	27,150
Stock option expense	21,727	15,153
Decrease in deferred rent liability	8,070	(28,073)
Decrease in deferred tax assets	--	703,000
Changes in assets and liabilities:
Accounts receivable	(132,261)	151,159
Inventories	150,475	137,131
Prepaid expenses and other	(82,179)	50,774
Other assets	(39,336)	1,185
Accounts payable and accrued expenses	10,445	(30,581)
Accrued compensation	4,324	40,748
Net cash used in operating activities	(722,858)	(208,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(96,085)	(91,556)
Purchases of intangible assets	--	(3,636)
Net cash used in investing activities	(96,085)	(95,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	--	995,978
Proceeds from exercise of stock options	157,728	109,936

Net cash provided by financing activities	157,728	1,105,914

Effect of exchange rate changes on cash	(2,248)	(1,322)

Net (decrease) increase in cash and cash equivalents	(663,463)	800,618

CASH AND CASH EQUIVALENTS, beginning of year	1,888,925	1,088,307

CASH AND CASH EQUIVALENTS, end of year	$1,225,462	$1,888,925

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during the period for:
Interest	$282	$167
Income taxes	$800	$800

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2017 AND 2016

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2017 and 2016 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

 The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  As of May 31, 2017, the Company had approximately $700,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. For the years ended May 31, 2017 and 2016, the Company had one distributor which accounted for 45.2% and 30.3%, respectively, of consolidated sales.  The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2017, two customers accounted for 54.2% of gross accounts receivable. At May 31, 2016, two customers accounted for 60.3% of gross accounts receivable.

For the year ended May 31, 2017, two companies accounted for 23.0% of the purchases of raw materials. For the year ended May 31, 2016, one company accounted for 25.3 % of the purchases of raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2017 and 2016, approximately $467,000 and $659,000 of Biomerica's gross inventory and approximately $15,000 and $26,000, of Biomerica's property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

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

Inventories approximate the following at May 31:

	2017	2016
Raw materials	$830,000	$942,000
Work in progress	728,000	690,000
Finished products	171,000	231,000
Total	$1,729,000	$1,863,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.  As of May 31, 2017 and 2016, inventory reserves were approximately $35,000 and $52,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $144,887 and $156,283 for the years ended May 31, 2017 and 2016, respectively.

INTANGIBLE ASSETS

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights and purchased technology use rights, and 17 years for patents. Amortization amounted to $74,332 and $76,139  for the years ended May 31, 2017 and 2016, respectively

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. In July 2012, the Financial Accounting Standards Board (“FASB”) issued another update to ASC 350 Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. During fiscal 2013, the Company adopted the updated guidance in ASC 350 and used the qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of May 31, 2017 or 2016.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. The Company currently has not written down the investment and no events have occurred which could indicate the carrying value of the investment to be greater than the fair value. Investments represent the Company’s investment in a Polish distributor which is primarily engaged in distributing medical devices.  The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

SHARE-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions used were as follows:

	2017	2016
Dividend yield	0%	0%
Expected volatility	53.64-54.73%	51.77-55.29%
Risk free interest rate	1.08-1.23%	1.55-1.75%
Expected life	3.75-6.25 years	3.75-6.25 years

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2017 and 2016, the allowance for returns is $0.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $1,130,635 and $780,333 of research and development expenses during the years ended May 31, 2017 and 2016, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. At May 31, 2016, in accordance with ASC 740, the Company created a valuation allowance for substantially all of its deferred tax assets.  This resulted in a one-time charge to income tax expense of approximately $1,038,000 and a reduction in the short and long-term deferred tax assets.  During the fiscal year ended May 31, 2017, this valuation allowance was increased to $1,435,000.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $7,000 and $2,000 for the years ended May 31, 2017 and 2016, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Germany operates primarily using local functional currency. Accordingly, assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The balance in the subsidiary in Mexico’s pesos bank account needs to be adjusted for the fluctuation in exchange rates in effect at the end of each period. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the years ended May 31, 2017 and 2016 were 897,000 and 1,199,000, respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2017	2016
Numerator for basic and diluted net loss per common share	$(908,561)	$(1,499,787)
Denominator for basic net loss per common share	8,329,769	7,626,078
Effect of dilutive securities:
Options	--	--
Denominator for diluted net loss per common share	8,329,769	7,626,078
Basic net loss per common share	$(0.11)	$(0.20)
Diluted net loss per common share	$(0.11)	$(0.20)

SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The Company’s operations are analyzed by management and its chief operating decision maker as being part of a single industry segment: the design, development, marketing and sales of diagnostic kits.

REPORTING COMPREHENSIVE LOSS

Comprehensive loss represents net loss and any revenues, expenses, gains and losses that, under GAAP, are excluded from net loss and recognized directly as a component of shareholders’ equity. Accumulated other comprehensive loss consists solely of foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which addresses “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended May 31, 2017.

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

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the test for Goodwill Impairment.  This update addresses how an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 will take effect for public companies for the fiscal years beginning after December 15, 2019. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2017-04 will have on the Company’s financial position or results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2017	2016

Patents and licenses	$509,485	$509,485
Less accumulated amortization	(335,016)	(260,684)
	$174,469	$248,801

Expected amortization of intangible assets for the years ending May 31:

2018	$70,333
2019	64,362
2020	20,898
2021	13,286
2022	3,864
Thereafter	1,726
Total	$174,469

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2017	2016
Accounts payable	$336,430	$325,984
Deferred rent	15,570	7,501
	$352,000	$333,485

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

Activity as to stock options outstanding is as follows:

	NUMBER OF STOCK OPTIONS	PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE

Options outstanding at May 31, 2015	1,148,000	$ 0.38-$ 0.85	$0.60
Options granted	345,000	$ 1.04-$ 1.20	$1.17
Options exercised	(269,625)	$ 0.38-$ 0.84	$0.41
Options canceled or expired	(24,375)	$ 0.43-$ 1.04	$0.74
Options outstanding at May 31, 2016	1,199,000	$ 0.43-$ 1.20	$0.81
Options granted	55,000	$ 1.52-$ 1.61	$1.55
Options exercised	(341,500)	$ 0.43-$ 1.04	$0.46
Options canceled or expired	(15,500)	$ 0.43-$ 1.04	$0.90
Options outstanding at May 31, 2017	897,000	$ 0.71-$ 1.61	$0.98

The weighted average fair value of options granted during 2017 and 2016 was $1.55 and $1.17, respectively. The aggregate intrinsic value of options exercised during 2017 and 2016 was approximately $616,000 and $256,000, respectively. The aggregate intrinsic value of options outstanding at May 31, 2017 and 2016 was approximately $1,354,000 and $952,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2017 and 2016 was approximately $616,000 and $542,000, respectively.

Activity as to non-vested stock options is as follows:

		STOCK OPTIONS WEIGHTED AVERAGE AVERAGE GRANT DATE FAIR VALUE

	NUMBER OF SHARES

Nonvested shares at May 31, 2016	673,250	$0.99
Granted	55,000	$1.55
Vested/Issued	(196,750)	$0.96
Forfeited	(14,250)	$0.92
Nonvested shares at May 31, 2017	517,250	$0.96

At May 31, 2017, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $36,000. The weighted-average period over which this amount is expected to be recognized is 2.73 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2017 was 5.31 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2017. These options are comprised of those granted under the 1999, 2010 and 2014 plans.

		WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS
			WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2017
	NUMBER OUTSTANDING 05/31/2017				WEIGHTED AVERAGE EXERCISE PRICE
RANGE OF EXERCISE PRICES
$ 0.71-$ 0.84	488,500	5.43	$0.79	287,000	$0.76
$ 0.85-$ 1.04	78,500	1.90	$0.99	24,000	$0.96
$ 1.20-$ 1.61	330,000	8.86	$1.26	68,750	$1.20

COMMON STOCK ACTIVITY

During the year ended May 31, 2017, options to purchase 341,500 shares of common stock were exercised at prices ranging from $0.43 to $1.04.  Total proceeds to the Company were $157,728.

During the year ended May 31, 2016, options to purchase 269,625 shares of common stock were exercised at prices ranging from $0.38 to $0.84.  Total proceeds to the Company were $109,936.

See Note 8 for a discussion on the private placement in May 2016.

6.    INCOME TAXES

Income tax (expense) benefit from continuing operations for the years ended May 31, 2017 and 2016 consists of the following:

Years ended May 31,	2017	2016
Current:
U.S. Federal	$--	$--
State and local	--	(800)
Total current	--	(800)
Deferred:
U.S. Federal	--	(579,414)
State and local	--	(123,586)
Total deferred	--	(703,000)
Income tax (expense) benefit	$--	$(703,800)

Income tax benefit (expense) from continuing operations differs from the amounts computed by applying the U.S.Federal income tax rate of 35 percent to pretax income as a result of the following:

Years ended May 31,	2017	2016
Computed "expected" tax benefit	$317,997	$274,479
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(397,000)	(1,038,000)
State income taxes, net of federal benefit	30,215	34,276
Research and development tax credits	40,205	21,844
Permanent tax differences and other	8,583	3,601
Income tax (expense)	$--	$(703,800)

The tax effect of significant temporary differences is presented below:

As of May 31,	2017	2016
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	$19,000	$3,000
Inventory valuation	14,000	11,000
Compensated absences and deferred payroll	62,000	60,000
Net operating loss carryforwards	968,000	705,000
Tax credit carryforwards	307,000	268,000
Deferred rent expense	6,000	3,000
Other	108,000	82,000
Total deferred tax assets	1,484,000	1,132,000
Less valuation allowance	(1,435,000)	(1,038,000)
	49,000	94,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	(8,000)	(53,000)

Net deferred tax asset	$41,000	$41,000

The Company has provided a valuation allowance of approximately $1,435,000 and $1,038,000 as of May 31, 2017 and 2016, respectively. The net change in the valuation allowance for the years ended May 31, 2017 and 2016 was an increase of approximately $397,000 and $1,038,000, respectively.

At May 31, 2017, the Company has federal income tax net operating loss carryforwards of approximately $3,488,000. Of the reported net operating loss carryforwards, approximately $1,079,000 is related to windfall tax benefits from the exercise of the Company’s stock options by certain employees. Pursuant to ASC 718, the federal benefit of approximately $378,000 associated with this portion of the net operating loss will be credited to additional paid-in capital when the tax benefits are actually realized. The federal net operating loss carryforwards begin to expire in 2030. At May 31, 2017, the Company has California state income tax net operating loss carryforwards of approximately $2,179,000.

At May 31, 2017, the Company has federal research and development tax credit carryforward of approximately $261,000.  The federal credits begin to expire in 2027.  The Company also had similar credit carryforwards for state purposes of $46,000 at May 31, 2017.

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

For the year ended May 31, 2017, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2013.

At May 31, 2017, the Company has German net operating loss carryforwards from its foreign subsidiary of approximately $88,000, resulting in a deferred tax asset of $41,000.  No valuation allowance has been established for the German deferred tax asset.

7.    BUSINESS SEGMENTS

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

Years ended May 31,	2017	2016
Net sales:
Europe	$2,238,000	$2,166,000
United States	874,000	995,000
Asia	2,412,000	1,731,000
South America	65,000	67,000
Middle East	186,000	180,000
Other foreign	17,000	1,000
Total net sales	$5,792,000	$5,140,000

8.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 18, 2009 the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  On November 30, 2015, the Company entered into the First Amendment to Lease wherein it exercised its option to extend its lease until August 31, 2021. The initial base rent for the lease extension was $21,000 per month, increasing to $23,637 through August 31, 2021. The security deposit of $22,080 remains the same.

In November 2016 the Company’s subsidiary, Biomerica de Mexico, entered into a ten year lease for approximately 8,104 square feet at a monthly rent of $2,926. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers. Biomerica, Inc. is not a guarantor of such lease.

The following is a schedule of rent payments due under the terms of the leases:

Years ending May 31,
2018	$293,559
2019	302,657
2020	312,038
2021	321,716
2022	112,578
Thereafter	203,570
Total	$1,546,118

According to the terms of the lease in Irvine, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total gross rent expense in the U.S. for fiscal 2017 and 2016 was $260,393 and $235,927, respectively.  Rent expense for the Mexico facility for fiscal 2017 and 2016 was $44,986 and $36,234, respectively.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2017.

CONTRACTS

The Company has two royalty agreements in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $19,000 and $24,000, respectively, is included in cost of sales for these agreements for each of the years ended May 31, 2017 and 2016. Beginning in fiscal 2011, the Company is only required to pay royalties for one of the products due to the fact that the company that was paid the royalties no longer provides materials to make that product, which was part of the original agreement. Sales of products manufactured under these agreements comprise approximately 2.5% and 3.5% of total sales for the years ended May 31, 2017 and 2016, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

On May 25, 2016, Biomerica, Inc. ("Biomerica") entered into an Exclusive Marketing License Agreement “Agreement” with Celtis Pharm Co., Ltd., a medical company in the Republic of Korea (South Korea) (“Celtis”), that  grants to Celtis an exclusive license to market Biomerica’s new InFoods® IBS products (“IBS Products”). The IBS Products identify patient-specific trigger foods that exacerbate/alleviate IBS (Irritable Bowel Disease) symptoms. The Agreement only allows for Biomerica’s IBS Products to be sold by Celtis in the Republic of Korea with a possibility of expansion of territory in the future upon mutually agreeable negotiations.  The term of the agreement is for a period of five years plus an additional two year term for Korean FDA clearance and begins after Biomerica first receives final clearance for sale of the IBS Products in the United States. The agreement may be cancelled if Biomerica has not obtained final approval or clearance for sale of the IBS Products in the United States from the United States FDA on or before December 31, 2017, or another date mutually agreed upon in writing.  Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC.

Celtis, at its sole cost and expense, must use its commercially reasonable good faith efforts to obtain Korean FDA approval or clearance of the IBS Products.

The terms of the Agreement provide up to $1.25 million in exclusivity fees based on certain milestones including Biomerica’s starting clinical trials in the United States, receipt of US FDA clearance and Celtis’ first sales of IBS Products in Korea.  Should Biomerica not receive US FDA clearance for the IBS Products, $250,000 of the up-front exclusivity fee shall convert into Biomerica common stock at the price of $3.00 per share for a total of 83,333 shares.

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

On May 25, 2016, in connection with the Agreement, Biomerica, Inc. consummated a Stock Purchase Agreement with Celtis in which Celtis agreed to purchase 333,334 shares of Biomerica’s common stock at the purchase price of $3.00 per share for an aggregate purchase price of $1,000,002 (the “Private Placement”).

The shares were offered and sold in the Private Placement to Celtis, an accredited investor, without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation S promulgated thereunder and in reliance on similar exemptions under applicable state laws.

In October 2016, the Company entered into a clinical trial agreement with Vanderbilt University Medical Center for a Specimen Collection Study for H. pylori testing in patients with dyspepsia.  The study is expected to begin in calendar 2017 and the budget for the study is estimated at $85,000.

The Company has other royalty agreements, however they are not considered material.

 9.    SUBSEQUENT EVENTS

On June 1, 2017, the Board of Directors granted non-qualified options to purchase 52,000 shares of Company common stock to various employees.  The options were granted at the exercise price of $2.41 per share, are exercisable 25% on June 1, 2018 and then 25% each year thereafter.  The options expire June 1, 2022.