Form 10-Q
period 2017-08-31
BIOMERICA INC
filed 2017-10-16
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date 8,520,173 shares of common stock, par value $0.08, as of October 16, 2017.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three Months Ended August 31, 2017 and 2016	1

	Condensed Consolidated Balance Sheets (unaudited) August 31, 2017 and (audited) May 31, 2017	2-3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months Ended August 31, 2017 and 2016	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II	Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)

	Three Months Ended August 31,

	2017	2016

Net sales	$1,444,483	$1,410,110
Cost of sales	(929,912)	(833,148)
Gross profit	514,571	576,962

Operating Expenses:
Selling, general and administrative	452,014	418,348
Research and development	288,585	224,246
Total operating expenses	740,599	642,594
Loss from operations	(226,028)	(65,632)

Other Income:
Dividend and interest income	18,969	10,215
Total other income	18,969	10,215

Loss before income tax	(207,059)	(55,417)
Provision for income taxes	--	--
Net loss	$(207,059)	$(55,417)

Basic net loss per common share	$(.02)	$(0.01)
Diluted net loss per common share	$(.02)	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	8,511,260	8,169,673
Diluted	8,511,260	8,169,673

Net loss	$(207,059)	$(55,417)

Other comprehensive gain (loss), net of tax:
Foreign currency translation	(824)	26
Comprehensive loss	$(207,883)	$(55,391)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2017 (unaudited)	May 31, 2017 (audited)

Assets

Current Assets:
Cash and cash equivalents	$1,080,988	$1,225,462
Accounts receivable, less allowance for doubtful accounts of $57,643 and $50,129 as of August 31, 2017 and May 31, 2017, respectively
	1,047,295	1,060,011
Inventories	1,791,508	1,729,121
Prepaid expenses and other	251,458	195,757
Total Current Assets	4,171,249	4,210,351

Property and Equipment, net of accumulated depreciation and amortization of $1,581,295 and $1,550,073
	320,609	331,857

Deferred Tax Assets	41,000	41,000

Investments	165,324	165,324

Intangible Assets, net	156,858	174,469

Other Assets	58,341	94,989
Total Assets	$4,913,381	$5,017,990

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	August 31, 2017 (unaudited)	May 31, 2017 (audited)

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$440,043	$352,000
Accrued compensation	186,676	176,866
Total Current Liabilities	626,719	528,866

Commitments and Contingencies (Note 6)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at August 31, 2017 and May 31, 2017
	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, Issued and outstanding 8,512,173 at August 31, 2017 and 8,511,173 at May 31, 2017
	680,972	680,893
Additional paid-in-capital	19,557,197	19,551,855
Accumulated other comprehensive loss	(16,658)	(15,834)
Accumulated deficit	(15,934,849)	(15,727,790)

Total Shareholders' Equity	4,286,662	4,489,124

Total Liabilities and Shareholders' Equity	$4,913,381	$5,017,990

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,

	2017	2016

Cash flows from operating activities:

Net loss	$(207,059)	$(55,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,833	52,978
Change in provision for losses on accounts receivable	7,514	(192)
Inventory reserve	(8)	(9,974)
Stock option expense	4,383	172
Increase(decrease)in deferred rent liability	5,563	(7,501)
Changes in assets and liabilities:
Accounts receivable	5,202	650
Inventories	(62,379)	22,614
Prepaid expenses and other assets	(19,053)	(21,650)
Accounts payable and accrued expenses	82,480	(62,807)
Accrued compensation	9,810	9,195

Net cash used in operating activities	(124,714)	(71,932)

Cash flows from investing activities:
Purchases of property and equipment	(19,974)	--

Net cash used in investing activities	(19,974)	--

Cash flows from financing activities:

Exercise of stock options	1,038	--

Net cash provided by financing activities	1,038	--

Effect of exchange rate changes in cash	(824)	26

Net decrease in cash and cash equivalents	(144,474)	(71,906)

Cash and cash equivalents at beginning of period	1,225,462	1,888,925

Cash and cash equivalents at end of period	$1,080,988	$1,817,019

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$--	$--

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

The unaudited Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2017 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2017 for the fiscal year ended May 31, 2017. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

        The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At August 31, 2017 and May 31, 2017, the Company had one customer which accounted for 50.5% and two customers which accounted for 54.2%, respectively, of gross accounts receivable.  The Company had one customer which accounted for approximately 41.8% and 40.5%, of consolidated sales for the three months ended August 31, 2017 and August 31, 2016, respectively.

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

Inventories approximate the following at:

August 31, 2017		May 31, 2017

Raw materials	$864,000	$830,000
Work in progress	824,000	728,000
Finished products	103,000	171,000
Total	$1,791,000	$1,729,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of August 31, 2017 and May 31, 2017 inventory reserves were approximately $35,000.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $31,222 and $36,971 for the three months ended August 31, 2017 and 2016, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $17,611 and $16,007 for the three months ended August 31, 2017 and 2016, respectively.

Share-Based Compensation

The Company follows the guidance of the accounting provisions of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2017:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2017	897,000	$0.98
Granted	52,000	2.41
Forfeited	(3,000)	1.04
Exercised	(1,000)	1.04
Outstanding August 31, 2017	945,000	$1.06

       In the quarter ended August 31, 2017 options to acquire 52,000 shares of the Company’s common stock were granted at an exercise price of $2.41 per share.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of August 31, 2017 and May 31, 2017, the allowance for returns was $0. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives and recognizes the cost of the product as part of cost of sales.

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

Income Taxes

             The Company has provided a valuation allowance on deferred tax assets of approximately $1,508,000 and $1,435,000 as of August 31, 2017 and May 31, 2017, respectively.

Foreign Currency Translation

The subsidiaries located in Germany and Mexico are accounted for primarily using local functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The subsidiaries in Germany and Mexico each have one bank account which according to exchange rates in effect at the end of each period need to be adjusted for that fluctuation. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss.

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

Net Loss Per Share

Basic loss per share is computed as net loss or income divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three months ended August 31, 2017 and 2016 was 945,000 and 1,249,000 respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended August 31,

	2017	2016
Numerator
Loss from continuing operations	$(207,059)	$(55,417)
Denominator for basic net loss Per common share	8,511,260	8,169,673
Effect of dilutive securities:
Options	--	--

Denominator for diluted net loss per common share	8,511,260	8,169,673

Basic net loss per common share	$(0.02)	$(0.01)
Diluted net loss per common share	$(0.02)	$(0.01)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which addresses “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Management adopted the provisions of this statement and is taking them into account in the preparation of the accompanying financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU-2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in accounting principles generally accepted of the United States of America with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  Management has implemented the provisions of this statement and does not believe the adoption of ASU 2015-11 had a significant impact on the Company’s financial position or results of operations.

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

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31, 2017	May 31, 2017

Accounts payable	$418,911	$336,430
Deferred rent	21,132	15,570
Total	$440,043	$352,000

Note 4:  Shareholders’ Equity

       On August 24, 2016, the Company’s common stock was approved for listing on the Nasdaq Capital Market and began trading on that exchange on August 26, 2016 under the symbol “BMRA”.

       For the three months ended August 31, 2017, options to purchase 52,000 shares of the Company’s common stock were granted at an exercise price of $2.41.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Three Months Ended August 31,

	2017	2016
Revenues from sales to unaffiliated customers:
United States	$187,000	$226,000
Asia	620,000	575,000
Europe	532,000	554,000
South America	75,000	16,000
Middle East	26,000	38,000
Other	4,000	1,000
	$1,444,000	$1,410,000

      No other geographic concentrations exist where net sales exceed 10% of total net sales.

      As of August 31, 2017 and May 31, 2017, approximately $368,000 and $467,000 of Biomerica’s gross inventory and approximately $13,000 and $15,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

Note 6: Commitments and Contingencies

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent was $22,080. In November 2015, the Company signed the First Amendment to Lease to extend the lease until August 31, 2021.  The initial base rent for the lease amendment which started September 1, 2016 is $21,000 per month. In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926 per month. The Company has a one 10-year option to renew at the end of the initial lease period.  Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.  In addition, the Company leases a small office in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

Note 7:  Subsequent Events

In September 2017 the Company signed a Clinical Samples Agreement with the University of Southern California for the purpose of providing clinical samples for use by the Company in conducting future clinical trials for one of the products which the Company is developing. The work is expected to start in October 2017 with charges for work performed being invoiced and paid monthly.

On October 12, 2017, the Company’s wholly owned subsidiary, BioEurope, signed a Distribution Agreement (the “Agreement”) with a distributor to distribute certain products in the United Mexican States. The Agreement is for a period of three years with certain minimum purchases required.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,444,483 for the three months ended August 31, 2017 as compared to $1,410,110 for the same period in the previous year. This represents an increase of $34,373, or 2.4%. The increase was primarily due to an increase of sales in Asia and South America of approximately $104,000 which was offset by a decrease in the U.S. and Europe of approximately $60,000.

       For the three months ended August 31, 2017 as compared to August 31, 2016, cost of sales increased as a percentage of sales from 59.1% of sales, or $833,148, to 64.4% of sales, or $929,912. Cost of sales as a percentage of sales increased primarily due to increased wages, which resulted in higher inventory costs.

       For the three months ended August 31, 2017 compared to 2016, selling, general and administrative costs were $452,014 as compared to $418,348, an increase of $33,666, or 8.0%. This was due to increased costs of a trade show attended, CE mark costs and outside services.

       For the three months ended August 31, 2017 and 2016, research and development expenses were $288,585 as compared to $224,246, an increase of $64,339, or 28.7%. The increase was due to higher costs (materials, legal, regulatory and wages) incurred in the development and approval of new products in the gastroenterology area.

       For the three months ended August 31, 2017 as compared to August 31, 2016, dividend and interest income increased from $10,215 to $18,969.

LIQUIDITY AND CAPITAL RESOURCES

       As of August 31, 2017 and May 31, 2017, the Company had cash and cash equivalents in the amount of $1,080,988 and $1,225,462 and working capital of $3,544,530 and $3,681,485, respectively.

       During the three months ended August 31, 2017, the Company’s operations used cash of $124,714 compared to cash used in operations of $71,932 in the same period of the prior fiscal year. Cash used by operations in fiscal 2018 was primarily a result of an increase in inventories of $62,379 which was offset by a an increase in accounts payable and accrued expenses of $82,480 and a net loss of $207,059 as compared to fiscal 2017 which had decreased accounts payable and accrued expenses of $62,807 and a net loss of $55,417. Cash used in investing activities in fiscal 2018 was $19,974 compared to fiscal 2017 of $0, which was the result of property and equipment purchases.  Cash provided by financing activities in fiscal 2018 was $$1,038 compared to $0 in fiscal 2017, which was a result of the exercise of a stock option.

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

     Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs or difficulty in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributors could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; high balances carried on accounts receivables from concentrated customers; and the costs of recalls, should such occasion arise.  All these factors make it difficult to predict operating results for any particular period.

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

Date: October 16, 2017
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2017
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)