Form 10-Q
period 2017-11-30
BIOMERICA INC
filed 2018-01-16
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  8,541,048 shares of common stock, par value $0.08, as of January 11, 2018.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Six Months Ended November 30, 2017 and 2016	1

	Condensed Consolidated Balance Sheets (unaudited) - November 30, 2017 and (audited) May 31, 2017	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended November 30, 2017 and 2016	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II	Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13-14

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14-15

Item 6.	Exhibits	16

	Signatures	17

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)

	Six Months Ended November 30,		Three Months Ended November 30,

	2017	2016	2017	2016

Net sales	$3,058,119	$2,842,317	$1,613,636	$1,432,206
Cost of sales	(2,037,357)	(1,708,666)	(1,107,445)	(875,522)
Gross profit	1,020,762	1,133,651	506,191	556,684

Operating Expenses:
Selling, general and administrative	974,506	893,906	522,492	475,257
Research and development	561,022	525,208	272,437	300,963
Total operating expenses	1,535,528	1,419,114	794,929	776,220
Loss from operations	(514,766)	(285,463)	(288,738)	(219,536)

Other Income (Expense):
Dividend and interest income	39,083	27,043	20,114	16,829
Interest expense	(37)	(180)	(37)	(180)
Total other income	39,046	26,863	20,077	16,649
Net loss	$(475,720)	$(258,600)	$(268,661)	$(202,887)

Basic net loss per common share	$(0.06)	$(0.03)	$(0.03)	$(0.02)
Diluted net loss per common share	$(0.06)	$(0.03)	$(0.03)	$(0.02)

Weighted average number of common and common equivalent shares:
Basic	8,515,499	8,208,672	8,519,784	8,189,066
Diluted	8,515,499	8,208,672	8,519,784	8,189,066

Net loss	$(475,720)	$(258,600)	$(268,661)	$(202,887)

Other comprehensive loss, net of tax:
Foreign currency translation	(5,168)	(760)	(4,344)	(786)
Comprehensive loss	$(480,888)	$(259,360)	$(273,005)	$(203,673)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2017 (unaudited)	May 31, 2017 (audited)

Assets

Current Assets:
Cash and cash equivalents	$817,810	$1,225,462
Accounts receivable, less allowance for doubtful accounts of $57,643 and $50,129 as of November 30, 2017 and May 31, 2017, respectively
	1,055,042	1,060,011
Inventories, net	1,826,668	1,729,121
Prepaid expenses and other	399,601	195,757
Total Current Assets	4,099,121	4,210,351

Property and Equipment, net of accumulated depreciation and amortization of $1,609,209 and $1,550,073 as of November 30, 2017 and May 31, 2017, respectively	325,645	331,857

Deferred Tax Assets	41,000	41,000

Investments	165,324	165,324

Intangible Assets, net	139,471	174,469

Other Assets	60,481	94,989
Total Assets	$4,831,042	$5,017,990

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$610,393	$352,000
Accrued compensation	194,000	176,866

Total Current Liabilities	804,393	528,866

Commitments and Contingencies (Note 5)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at November 30, 2017 and May 31, 2017
	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 8,529,548
and 8,511,173 at November 30, 2017 and May 31, 2017, respectively	682,362	680,893
Additional paid-in-capital	19,568,799	19,551,855
Accumulated other comprehensive loss	(21,002)	(15,834)
Accumulated deficit	(16,203,510)	(15,727,790)
Total Shareholders' Equity	4,026,649	4,489,124
Total Liabilities and Shareholders' Equity	$4,831,042	$5,017,990

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,

	2017	2016

Cash flows from operating activities:

Net loss	$(475,720)	$(258,600)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	94,133	110,994
Stock option expense	4,624	1,237
Change in provision for allowance for doubtful accounts	7,514	21,921
Inventory reserve	(343)	(9,842)
Increase (decrease) in deferred rent liability	13,000	(3,604)

Changes in assets and liabilities:
Accounts receivable	(2,545)	(193,134)
Inventories	(97,204)	(8,188)
Prepaid expenses and other	(169,336)	(32,768)
Accounts payable and accrued expenses	245,393	41,174
Accrued compensation	17,134	22,919

Net cash used in operating activities	(363,350)	(307,891)

Cash flows from investing activities:

Purchases of property and equipment	(52,923)	(25,682)

Net cash used in investing activities	(52,923)	(25,682)

Cash flows from financing activities:

Proceeds from exercise of stock options	13,789	56,556

Net cash provided by financing activities	13,789	56,556

Effect of exchange rate changes on cash	(5,168)	(760)

Net decrease in cash and cash equivalents	(407,652)	(277,777)

Cash and cash equivalents at beginning of period	1,225,462	1,888,925

Cash and cash equivalents at end of period	$817,810	$1,611,148

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$37	$180

Income taxes	$0	$0

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

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as the Company’s German subsidiary (BioEurope GmbH)and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At November 30, 2017 and May 31, 2017, the Company had two customers which accounted for 62.1% and two customers which accounted for 54.2%, respectively, of gross accounts receivable.  The Company had one customer which accounted for approximately 44.6% and 41.8%, of consolidated sales for the six months ended November 30, 2017 and November 30, 2016, respectively.

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

The approximate balances of inventories are the following at:

November 30, 2017		May 31, 2017

Raw materials	$976,000	$830,000
Work in progress	731,000	728,000
Finished products	120,000	171,000
Total	$1,827,000	$1,729,000

    Reserves for inventory obsolescence are increased as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of November 30, 2017 and May 31, 2017 inventory reserves were approximately $35,000.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $27,913 and $37,501 for the three months ended November 30, 2017 and 2016, and $59,135 and $74,472 for the six months ended November 30, 2017 and 2016, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $17,387 and $20,515 for the three months ended November 30, 2017 and 2016, respectively, and $34,998 and $36,522 for the six months ended November 30, 2017 and 2016, respectively.

Share-Based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (ASC 718), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate.

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

The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2017:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2017	897,000	$0.98
Exercised	(18,375)	0.75
Cancelled or expired	(4,625)	0.92
Granted	52,000	2.41
Outstanding November 30, 2017	926,000	$1.07

During the six months ended November 30, 2017, options to purchase 18,375 shares of common stock were exercised at the exercise prices of $0.71 and $1.04 per share. Proceeds to the Company were $13,789.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of November 30, 2017 and May 31, 2017, the allowance for returns was $0. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50 Revenue Recognition – Customer Payments and Incentives and recognizes the cost of the product as part of cost of sales.

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

Income Taxes

     The Company has provided a valuation allowance on deferred tax assets of approximately $1,602,000 and $1,435,000 as of November 30, 2017 and May 31, 2017, respectively.

Foreign Currency Translation

The subsidiaries located in Germany and Mexico are accounted for primarily using local functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The subsidiaries in Germany and Mexico each have one bank account which according to exchange in effect at the end of each period need to be adjusted for that fluctuation. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss.

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

Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the three and six months ended November 30, 2017 was 604,118 and 551,208, respectively. The total amount of anti-dilutive options not included in the loss per share calculation for the three and six months ended November 30, 2016 was 710,242 and 716,995, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(475,720)	$(258,600)	$(268,661)	$(202,887)
Denominator for basic loss	8,515,499	8,208,672	8,519,784	8,189,066
Per common share
Effect of dilutive securities:
Options	--	--	--	--
Denominator for diluted loss	8,515,499	8,208,672	8,519,784	8,189,066
per common share
Basic net loss per common share	$(0.06)	$(0.03)	$(0.03)	$(0.02)
Diluted net loss per common share	$(0.06)	$(0.03)	$(0.03)	$(0.02)

New Accounting Pronouncements

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU-2016-09 took effect for public companies for the annual periods beginning after December 15, 2016. Management does not believe the adoption of ASU-2016-09 has had a significant impact on the Company’s financial position or results of operations.

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

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30, 2017	May 31, 2017

Accounts payable	$585,704	$336,430
Deferred rent	24,689	15,570
Total	$610,393	$352,000

Note 4: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Six Months Ended November 30,		Three Months Ended November 30,

	2017	2016	2017	2016

Revenues from sales to unaffiliated customers:
United States	$325,000	$398,000	$138,000	$172,000
Asia	1,494,000	1,292,000	873,000	716,000
Europe	1,069,000	1,018,000	538,000	464,000
South America	103,000	30,000	28,000	14,000
Middle East	61,000	91,000	35,000	53,000
Other	6,000	13,000	2,000	13,000
	$3,058,000	$2,842,000	$1,614,000	$1,432,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales. As of November 30, 2017 and May 31, 2017, approximately $459,000 and $467,000 of Biomerica’s gross inventory and approximately $24,000 and $15,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

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

In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten year lease for approximately 8,100 square feet at a monthly rent of $2,926. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers. In accordance with the terms of the lease agreement, in November 2017 the rent was increased to $3,017 per month. Biomerica, Inc., is not a guarantor of such lease.

     In September 2017, the Company signed a Clinical Samples Agreement with the University of Southern California for the purpose of providing clinical samples for use by the Company in conducting future clinical trials for one of the products which the Company is developing. The work started in October 2017 with charges for work performed being invoiced and paid monthly.

     On October 12, 2017, the Company’s wholly owned subsidiary, BioEurope, signed a Distribution Agreement (the “Agreement”) with a distributor to distribute certain products in the United Mexican States. The Agreement is for a period of three years with certain minimum purchases required.

    On November 20, 2017, Biomerica announced the enrollment of its first patient at the University of Southern California for the Company's Helicobacter pylori test.

     On November 7, 2017, Biomerica announced that it has extended its exclusive license agreement with Celtis Pharm Co. Ltd of South Korea.  Celtis has changed its name to Telcon Pharmaceuticals (“Telcon”).   The License Agreement grants Telcon an exclusive license to market and sell Biomerica’s InFoods® IBS (Irritable Bowel Syndrome) products in Korea for five years. The amended agreement may now be cancelled if Biomerica has not obtained final clearance for sale of the Products in the United States from the United States FDA on or before December 31, 2019.

Note 6: Subsequent Events

     Subsequent to November 30, 2017 options to purchase 5,750 shares of the Company’s common stock were exercised at purchase prices ranging from $0.85 to $1.04 per share. Proceeds to the Company totaled approximately $5,125.

On December 1, 2017, Biomerica, Inc. (the “Company”) entered into an At Market Issuance Sales Agreement (the “At Market Issuance Sales Agreement”) with an agent (“Agent”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $7,000,000 of shares of the Company’s common stock, par value $0.08 per share (the “Placement Shares”), through the Agent.

The Placement Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-3 (File No. 333-219130) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on June 30, 2017 and declared effective by the SEC on July 20, 2017, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on December 1, 2017.

Sales of the Placement Shares, if any, pursuant to the At Market Issuance Sales Agreement, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

The Company has no obligation to sell any of the Placement Shares under the At Market Issuance Sales Agreement, and may at any time suspend offers under the At Market Issuance Sales Agreement or terminate the At Market Issuance Sales Agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

Under the terms of the At Market Issuance Sales Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross proceeds from each sale of Placement Shares sold through it under the At Market Issuance Sales Agreement. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering.

     On January 10, 2018, Biomerica issued a press release announcing that the China Food and Drug Administration (CFDA) approved Biomerica’s colorectal screening test to help identify the early warning signs of colorectal cancer. The EZ Detect colorectal screening test detects fecal occult (hidden) blood, an early warning sign of colorectal cancer.

     On January 8, 2018, Biomerica announced that the Company signed definitive agreements with two leading research institutes to perform the clinical trials needed to validate the performance of its InFoods® product to alleviate Irritable Bowel Syndrome (IBS) symptoms.  The Biomerica InFoods® IBS product is designed to allow physicians to identify patient specific foods (e.g. eggs, milk, wheat, sugar, corn, etc.), that when removed, may alleviate or improve an individual's IBS symptoms including but not limited to  constipation, diarrhea, bloating, pain and indigestion. The clinical studies will be conducted at Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, and the University of Michigan. The initial clinical study will include approximately 180 patients and is expected to take between 9 and 14 months to complete. The results of this initial clinical study will be used to identify the primary endpoint(s) to be used in the pivotal study that will be required prior to submitting a 510(k) application to the FDA. The Company decided to conduct the InFoods® clinical program in two parts. This initial clinical study will be used to predominantly determine the primary end point(s) for the second part which will be the pivotal study. The study will also stratify enrollment by the three main IBS subclasses (IBS-Constipation, IBS-Diarrhea and IBS-Mixed).

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,613,636 for the three months ended November 30, 2017 as compared to $1,432,206 for the same period in the previous year. This represents an increase of $181,430 or 12.7%. For the six month period ended November 30, 2017 as compared to 2016, net sales were $3,058,119 as compared to $2,842,317.  This represents an increase of $215,802 or 7.6%. The increase was primarily due to sales to a new distributor in Mexico, as well as increased sales in Europe and Asia.   For the three months ended November 30, 2017 as compared to November 30, 2016, cost of sales increased as a percentage of sales from 61.1% of sales, or $875,522, to 68.6% of sales, or $1,107,445. For the six months ended November 30, 2017 as compared to 2016, cost of sales increased as a percentage of sales from 60.1% of sales, or $1,708,666 to 66.6% of sales, or $2,037,357.   Increases to cost of goods as a percentage of sales were primarily a result of a reduction in inventory of work in process and finished goods in comparison to the prior period which resulted in less labor and overhead capitalized in inventory. There were also one-time costs in Mexico as a result of costs of fully establishing a maquiladora production facility and increases in wages.

         For the three months ended November 30, 2017 compared to 2016, selling, general and administrative costs increased by $47,235, or 9.9%. For the six month period ended November 30, 2017 as compared to 2016, these expenses increased by $80,600, or 9.0%. The overall increase in selling, general and administrative costs was primarily due to higher legal fees, outside services, consulting and fees related to CE Mark compliance and audits.

         For the three months ended November 30, 2017 compared to 2016, research and development expenses decreased by $28,526 or 9.5%. For the six month period ended November 30, 2017 as compared to 2016, these expenses increased by $35,814, or 6.8%.  The decreases during the period were primarily due to lower cost of materials purchased as well as lower legal and consulting services. For the six months ended November 30, 2017 research and development expenses increased due to higher wages and legal expenses associated with intellectual property filings.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2017 and May 31, 2017, the Company had cash and cash equivalents in the amount of $817,810 and $1,225,462 and working capital of $3,294,728 and $3,681,485, respectively.

During the six months ended November 30, 2017 the Company’s operations used cash of $363,350 as compared to $307,891 in the same period of the prior fiscal year. The cash used by operations of $363,350 for the six months ended November 30, 2017 was primarily a result of increased prepaids of $169,336, increased inventories of $97,204 and a net loss of $475,720, which was offset by an increase in accounts payable and accrued expenses of $245,393 and depreciation and amortization of $94,133 as compared to cash used by operations of $307,891 for the six months ended November 30, 2016 which resulted from $193,134 in increased receivables and a net loss of $258,600, offset by $110,994 in depreciation and amortization.  Cash used in investing activities in the six months ended November 30, 2017 was $52,923 which was for purchases of property and equipment as compared to the six months ended November 30, 2016 during which cash used for property and equipment was $25,682.  Cash provided by financing activities for the six months ended November 30, 2017 was a result of the exercise of stock options of $13,789 compared to $56,556 in the prior fiscal year.

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

     As mentioned in “Subsequent Events” in the notes to the condensed consolidated financial statements the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  This will be needed to fund current research and development projects and bring them to the next stage of completion.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  None.

Item 1A. RISKS AND UNCERTAINTIES.

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings such as the Form S-3 and Prospectus Supplement filed in July and December 2017, respectively. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in recent history that may affect the general economic climate and performance of Biomerica, Inc. or its customers. Our results may fluctuate adversely as a result of many factors that are outside our control, which may negatively impact our stock price. Sales of our common stock in the public market could lower the market price for our common stock and the price of our stock could fluctuate unpredictably in response to various factors.  The Company does not anticipate paying dividends in the foreseeable future, which could affect the market price of the stock.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 13, 2017, to consider and vote on the matters listed below.  The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on September 28, 2017.  The final voting results from the meeting are set forth below.

Proposal 1:  Election of Directors

     Based on the following votes, the individuals named below were each elected to serve as our directors until our next Annual Meeting of Stockholders.

	Votes For	Votes Withheld

Zackary Irani	4,043,904	11,556
Janet Moore	4,036,105	19,355
Allen Barbieri	4,037,054	18,406
Dr. Francis Cano	3,832,733	222,727
Dr. Jane Emerson	4,043,954	11,506
Dr. Mark Sirgo	3,995,397	60,063

Proposal 2:  Approval of Proposal No. 2, to consider and act upon a proposal to ratify and approve the Company’s 2017 Stock Incentive Plan.

The results of the votes received for Proposal No. 2 will be considered by the Company’s Compensation Committee.

FOR    3,373,824

AGAINST

533,117

ABSTAIN

13,519

Proposal 3: Ratification of Selection of Independent Auditors

     Based on the following votes, the selection of PKF, LLP, as our independent registered public accounting firm for the 2018 fiscal year was ratified.

Votes For

Votes Against

Abstentions

6,998,392

   110,557

  37,470

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

Date: January 16, 2018
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Director, Chief Executive Officer
(Principal Executive Officer)

Date: January 16, 2018
	By:	/S/ Janet Moore
Janet Moore
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)