Form 10-Q/A
period 2017-11-30
BIOMERICA INC
filed 2018-01-17
CIK 73290

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

PURPOSE OF AMENDMENT

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017, originally filed with the Securities and Exchange Commission on January 16, 2018, is to furnish Exhibit 101 (which was omitted from the original filing due to transmission issues) to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

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

Date:  January 17, 2018

By: /S/ Zackary S. Irani

                                            -----------------------

                                            Zackary S. Irani

                                            Chief Executive Officer

                                           (Principal Executive Officer)

Date:  January 17, 2018

By: /S/ Janet Moore

                                            -----------------------

                                            Janet Moore

                                            Chief Executive Officer

                                           (Principal Financial Officer)