Form 10-Q
period 2018-02-28
BIOMERICA INC
filed 2018-04-16
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

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

--------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

     (TITLE OF EACH CLASS)                           (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

--------------------------------                    -------------------------------------------

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

           Large Accelerated Filer [_]           Accelerated Filer [_]

           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date: 8,651,961 shares of common stock, par value $0.08, as of April 16, 2018.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 28, 2018 and February 28, 2017	1

	Condensed Consolidated Balance Sheets (unaudited) February 28, 2018 and (audited) May 31, 2017	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended February 28, 2018 and February 28, 2017	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II	Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13-14

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Net sales	$4,433,785	$4,342,247	$1,375,666	$1,499,930
Cost of sales	(2,947,652)	(2,759,169)	(910,295)	(1,050,503)
Gross profit	1,486,133	1,583,078	465,371	449,427

Operating Expense:
Selling, general and administrative	1,409,164	1,404,334	434,658	510,428
Research and development	914,581	781,929	353,559	256,721
Total operating expenses	2,323,745	2,186,263	788,217	767,149
Loss from operations	(837,612)	(603,185)	(322,846)	(317,722)

Other Income (Expense):
Dividend and interest income	39,438	40,724	355	13,681
Interest expense	(37)	(280)	--	(100)
Total other income	39,401	40,444	355	13,581

Loss before income taxes	(798,211)	(562,741)	(322,491)	(304,141)
Income taxes	--	--	--	--
Net loss	$(798,211)	$(562,741)	$(322,491)	$(304,141)

Basic net loss per common share	$(0.09)	$(0.07)	$(0.04)	$(0.04)
Diluted net loss per common share	$(0.09)	$(0.07)	$(0.04)	$(0.04)

Weighted average number of common and common equivalent shares:
Basic	8,529,009	8,269,791	8,556,480	8,433,932
Diluted	8,529,009	8,269,791	8,556,480	8,433,932

Net loss	$(798,211)	$(562,741)	$(322,491)	$(304,141)

Other comprehensive loss, net of tax:
Foreign currency translation	(6,308)	(1,001)	(1,140)	(241)
Comprehensive loss	$(804,519)	$(563,742)	$(323,631)	$(304,382)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2018 (unaudited)	May 31, 2017 (audited)

Assets

Current Assets:
Cash and cash equivalents	$597,030	$1,225,462
Accounts receivable, less allowance for doubtful accounts of $54,486 and $50,129 as of February 28, 2018 and May 31, 2017, respectively	1,157,633	1,060,011
Inventories, net	1,953,655	1,729,121
Prepaid expenses and other	340,607	195,757
Total current assets	4,048,925	4,210,351

Property and Equipment, net of accumulated depreciation and amortization of $1,637,552 and $1,550,073 as of February 28, 2018 and May 31, 2017, respectively	318,681	331,857

Deferred Tax Assets	41,000	41,000

Investments	165,324	165,324

Intangible Assets, net	122,084	174,469

Other Assets	63,164	94,989
Total Assets	$4,759,178	$5,017,990

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$562,498	$352,000
Accrued compensation	196,801	176,866
Total current liabilities	759,299	528,866

Commitments and Contingencies (Note 5)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at February 28, 2018 and May 31, 2017	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 8,621,929 and 8,511,173 at February 28, 2018 and May 31, 2017, respectively	689,753	680,893
Additional paid-in-capital	19,890,568	19,551,855
Subscriptions receivable	(32,299)	--
Accumulated other comprehensive loss	(22,142)	(15,834)
Accumulated deficit	(16,526,001)	(15,727,790)
Total Shareholders' Equity	3,999,879	4,489,124
Total Liabilities and Shareholders' Equity	$4,759,178	$5,017,990

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 28, 2018	February 28, 2017

Cash flows from operating activities:

Net loss	$(798,211)	$(562,741)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	139,864	163,587
Stock option expense	10,927	10,009
Change in provision for allowance on accounts receivable	4,357	59,190
Inventory reserve	(465)	(12,799)
Increase in deferred rent liability	12,454	2,510
Changes in assets and liabilities:
Accounts receivable	(101,979)	(161,562)
Inventories	(224,069)	57,666
Prepaid expenses and other	(144,850)	(98,452)
Accounts payable and accrued expenses	198,044	170,869
Other assets	31,825	(9,185)
Accrued compensation	19,935	(8,472)

Net cash used in operating activities	(852,168)	(389,380)

Cash flows from investing activities:
Purchases of property and equipment	(74,303)	(95,833)

Net cash used in investing activities	(74,303)	(95,833)

Cash flows from financing activities:

Net proceeds from sales of common stock	285,733	--
Proceeds from exercise of stock options	18,614	138,997

Net cash provided by financing activities	304,347	138,997

Effect of exchange rate changes in cash	(6,308)	(1,001)

Net decrease in cash and cash equivalents	(628,432)	(347,217)

Cash and cash equivalents at beginning of period	1,225,462	1,888,925

Cash and cash equivalents at end of period	$597,030	$1,541,708

Non-cash investing and financing activities:

Subscriptions receivable	$32,299	$--

Exercise of stock options for reduction of accrued expenses	$--	$14,190

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$37	$242
Income taxes	$800	$800

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

  The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of May 31, 2017 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2017 for the fiscal year ended May 31, 2017. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

         The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At February 28, 2018 and May 31, 2017 the Company had three customers which accounted for 74.2% and two customers which accounted for 54.2%, respectively, of gross accounts receivable. The Company had one customer which accounted for approximately 44.0% and 38.1%, of consolidated sales for the nine months ended February 28, 2018 and February 28, 2017, respectively.

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

Inventories

  The Company values inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the Company’s production facilities.

  The approximate balances of inventories are the following at:

February 28, 2018		May 31, 2017

Raw materials	$892,000	$830,000
Work in progress	891,000	728,000
Finished products	171,000	171,000
Total	$1,954,000	$1,729,000

         Reserves for inventory obsolescence are reduced as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of February 28, 2018 and May 31, 2017 inventory reserves were approximately $35,000.

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

  Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $28,344 and $33,688 for the three months ended February 28, 2018 and February 28, 2017, and $87,479 and $108,160 for the nine months ended February 28, 2018 and 2017, respectively.

Intangible Assets

  Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (ASC 350). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights and licenses, and 17 years for patents. Amortization amounted to $17,387 and $18,905 for the three months ended February 28, 2018 and February 28, 2017, respectively, and $52,385 and $55,427 for the nine months ended February 28, 2018 and 2017, respectively.

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

  The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 28, 2018:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2017	897,000	$0.98
Granted	287,000	$3.63
Exercised	(24,125)	$0.78
Cancelled or expired	(10,625)	$1.44
Outstanding February 28, 2018	1,149,250	$1.64

During the nine months ended February 28, 2018 options to purchase 24,125 shares of common stock were exercised at prices ranging from $0.71 to $1.04 per share.  Proceeds to the Company were $18,614.

Revenue Recognition

  Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of February 28, 2018 and May 31, 2017, the allowance for returns was $0. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50 “Revenue Recognition – Customer Payments and Incentives” and recognizes the cost of the product as part of cost of sales.

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

Income Taxes

         The Company has provided a valuation allowance on deferred income tax assets of approximately $1,716,000 and $1,435,000 as of February 28, 2018 and May 31, 2017, respectively.

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

Basic Net Loss Per Share

  Basic losses per share are computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the three and nine months ended February 28, 2018 was 597,645 and 569,915, respectively. The total amount of anti-dilutive options not included in the loss per share calculation for the three and nine months ended February 28, 2017 was 557,271 and 552,656, respectively.

  The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

	Nine Months Ended February 28,		Three Months Ended February 28,

	2018	2017	2018	2017
Numerator:
Net loss	$(798,211)	$(562,741)	$(322,491)	$(304,141)
Denominator for basic loss per common share	8,529,009	8,269,791	8,556,480	8,433,932
Effect of dilutive securities:
Options and warrants	--	--	--	--
Denominator for diluted loss per common share	8,529,009	8,269,791	8,556,480	8,433,932
Basic net loss per common share	$(0.09)	$(0.07)	$(0.04)	$(0.04)
Diluted net loss per common share	$(0.09)	$(0.07)	$(0.04)	$(0.04)

New Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which addresses “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).  The amendments in this update were effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Management adopted the provisions of this statement and is taking them into account in the preparation of the accompanying financial statements.

        In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.  During August 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

        In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in accounting principles generally accepted of the United States of America with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 was effective for fiscal years beginning after December 31, 2016.  Management has implemented the provisions of this statement and does not believe the adoption of ASU 2015-11 had a significant impact on the Company’s financial position or results of operations.

        On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall” (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).  The release affects public and private companies that hold financial assets or owe financial liabilities.  ASU 2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-01 will have on the Company’s financial position or results of operations.

        On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02).  ASU 2016-02 defines whether a contract is a lease. If it is a lease, the Company is required to recognize the lease assets and liabilities. ASU 2016-02 is effective for public companies for the annual periods beginning after December 15, 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

        On March 30, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU 2016-09 took effect for public companies for the annual periods beginning after December 15, 2016. Management does not believe the adoption of ASU 2016-09 has had a significant impact on the Company’s financial position or results of operations.

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

        On February 15, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income” (ASU 2018-02). ASU 2018-02 will give companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (AOCI) to retained earnings. ASU 2018-02 will take effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2018-02 will have on the Company’s financial position or results of operations.

        Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

        The Company’s accounts payable and accrued expenses consist of the following at:

	February 28, 2018	May 31, 2017

Accounts payable and accrued expenses	$534,474	$336,430
Deferred rent	28,024	15,570
Total	$562,498	$352,000

Note 4: Geographic Information

  Financial information about foreign and domestic operations and export sales is approximately as follows:

	Nine Months Ended		Three Months Ended

	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Revenues from sales to unaffiliated customers:
United States	$533,000	$743,000	$208,000	$345,000
Asia	2,112,000	1,740,000	626,000	448,000
Europe	1,562,000	1,672,000	485,000	654,000
South America	106,000	43,000	3,000	13,000
Middle East	115,000	127,000	54,000	37,000
Other	6,000	17,000	--	3,000
	$4,434,000	$4,342,000	$1,376,000	$1,500,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

         As of February 28, 2018 and May 31, 2017, approximately $537,000 and $467,000, of Biomerica’s gross inventory and approximately $20,000 and $15,000, of Biomerica’s property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

Note 5: Commitments and Contingencies

         On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term the rent was $22,080.In November 2015, the Company entered into a First Amendment to Lease whereby the lease for the above referenced property is extended until August 31, 2021.  The initial rent for the period of the extension commencing September 1, 2016 was set at $21,000 per month with scheduled annual increases through the end of the lease term. September 1, 2017 the rent increased to $21,849 per month.

         In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten year lease for approximately 8,100 square feet at a monthly rent of $2,926.  On November 1, 2017 the monthly rent increased to $3,017. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers.  Biomerica, Inc. is not a guarantor of such lease.

         In September 2017, the Company signed a Clinical Samples Agreement with the University of Southern California for the purpose of providing clinical samples for use by the Company in conducting future clinical trials for one of the products which the Company is developing. The work started in October 2017 with charges for work performed being invoiced and paid monthly. In November, 2017, Biomerica announced the enrollment of its first patient at the University of Southern California for the Company's Helicobacter Pylori test.

         On November 1, 2017 the Company signed a Clinical Trial Agreement with the University of Michigan to perform clinical trials using its InFoods IBS Foods Test on patients with diagnosed Irritable Bowel Syndrome. The initial start-up costs for this agreement were $12,500. Costs for the clinical trials as patients are enrolled and the trials are conducted are to be paid for work performed on a monthly basis.

         On November 7, 2017, Biomerica announced that it has extended its exclusive license agreement with Celtis Pharm Co. Ltd of South Korea.  Celtis has changed its name to Telcon Pharmaceuticals (“Telcon”). The License Agreement grants Telcon an exclusive license to market and sell Biomerica’s InFoods® IBS (Irritable Bowel Syndrome) products in Korea for five years. The amended agreement may be cancelled if Biomerica has not obtained final clearance for sale of the Products in the United States from the United States FDA on or before December 31, 2019.

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

         During the quarter ended February 28, 2018 the Company sold 86,631 shares of common stock under the S-3 registration statement and received gross proceeds of approximately $390,000, with net proceeds totaling approximately $318,000, of which approximately $286,000 in cash was received by February 28, 2018 and approximately $32,000 was received in March 2018. Deducted from the gross proceeds were one-time legal, accounting and regulatory expenses related to this registration statement of approximately $60,000 as well as broker fees of approximately $12,000.

         On January 8, 2018, Biomerica announced that the Company signed definitive agreements with two leading research institutes to perform the clinical trials needed to validate the performance of its InFoods® product to alleviate Irritable Bowel Syndrome (IBS) symptoms. The clinical studies will be conducted at Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, and the University of Michigan. The agreement with Beth Israel Deaconess Medical Center has one-time start-up costs of $17,000. Costs for the clinical trials as patients are enrolled and the trials are conducted are to be paid for work performed on a monthly basis.

Note 6:  Subsequent Events

         Subsequent to February 28, 2018 the Company sold 30,032 common stock shares under its S-3 shelf registration statement for total net proceeds of approximately $128,000.

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

OVERVIEW

  Biomerica, Inc. and Subsidiaries ("Biomerica", the "Company", "we" or "our") develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). Our diagnostic test kits are used to analyze blood, or fecal samples from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

RESULTS OF OPERATIONS

        Consolidated net sales for Biomerica were $1,375,666 for the three months ended February 28, 2018 as compared to $1,499,930 for the period ended February 28, 2017. This represents a decrease of $124,264, or 8.3%. For the nine month periods ended February 28, 2018 as compared to February 28, 2017, net sales were $4,433,785 as compared to $4,342,247, an increase of $91,538, or 2.1%.  The sales decrease for the three months ended February 28, 2018 compared to 2017 was primarily a result of decreased contract manufacturing sales, timing of EZ Detect screening programs, and the timing of the shipment of certain orders, which did not take place this quarter. For the nine months the increase was due to increased sales to Asia and a new customer in South America, which was offset by lower domestic and European sales.

         For the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, cost of sales decreased as a percentage of sales from 70.0% of sales, or $1,050,503, to 66.2% of sales, or $910,295.  For the nine months ended February 28, 2018 as compared to February 28, 2017, cost of sales as a percentage of sales increased from 63.5% of sales, or $2,759,169 to 66.5% of sales, or $2,947,652.  The decrease in cost of sales during the three months was primarily due to higher levels of inventory in stock and the capitalization of labor and overhead into the inventory. The increase in the percentage of cost of goods to sales for the nine months was primarily a result of increased wages.

         For the three months ended February 28, 2018 compared to February 28, 2017, selling, general and administrative costs decreased by $75,770, or 14.8%. For the nine months ended February 28, 2018 as compared to February 28, 2017, general and administrative costs increased by $4,830, or 0.3%. The decrease for the quarter ended February 28, 2018 compared to February 28, 2017 was primarily due to a charge to bad debt expense for the period ended February 28, 2017 as well as the cost of uplisting to Nasdaq in fiscal 2017, both of which did not occur in fiscal 2018.

         For the three months ended February 28, 2018 compared to February 28, 2017, research and development expenses increased by $96,838, or 37.7%. For the nine month period ended February 28, 2018 as compared to February 28, 2017, these expenses increased by $132,652, or 17.0%.  The increases for both periods was due to research being done related to new products, regulatory applications and patent application preparation in addition to development work performed on current products.

         For the three and nine months ended February 28, 2018 as compared to February 28, 2017, other income decreased by $13,326 and by $1,286, respectively. Both decreases were primarily due to timing of dividends received from the Polish distributor in which the Company owns approximately 6%.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2018 and May 31, 2017, the Company had cash and cash equivalents in the amount of $597,030 and $1,225,462 and working capital of $3,289,626 and $3,681,485, respectively.

         During the nine months ended February 28, 2018, the Company’s operations used cash of $852,168 compared to $389,380 in the same period of the prior fiscal year. Cash used in operations in fiscal 2018 was primarily a result of the net loss of $798,211, increases of $101,979 in accounts receivable, $144,850 in prepaid expenses, and $224,069 in inventories which were offset by a $198,044 increase in accounts payable. In the period ended February 28, 2017 cash used in operations was primarily a result of a net loss of $562,741, an increase in accounts receivable of $161,562, an increase in prepaids of $98,452 which was offset by an increase in accounts payables of $170,869. Cash used in investing activities in the nine months ended February 28, 2018 was $74,303 compared to the nine months ended February 28, 2017 of $95,833. For both fiscal years these decreases in cash from investing activities were due to purchases of property and equipment. The Company received $285,733 in cash from the sale of common stock through an S-3 registration statement in fiscal 2018 compared to no funds received from such source in fiscal 2017. In fiscal 2018 the Company received $18,614 from the exercise of stock options as compared to $138,997 from the exercise of stock options during the nine month period ended February 28, 2017.

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

         As mentioned in “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next stage of completion. Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary.

         Subsequent to February 28, 2018 the Company sold 30,032 common stock shares under its S-3 shelf registration statement for total net proceeds of approximately $128,000.

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

         There is no assurance that the Company will have the ability to sell common stock in order to raise the capital needed for its operations in the future.

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

         The results of the Company could be affected if trade with certain countries (especially where we have significant sales, such as China) became more difficult or costly due to trade restrictions or tariffs which are out of our control.

         Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributors-the loss of certain of these distributors could lead to significantly reduced sales, which have been increasing. In addition, the inability to bring new products to market or get desired approvals may impact the Company’s ability to compete in the marketplace and increase sales. This could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; high balances carried on accounts receivables from concentrated customers could result in write-offs of accounts receivable; and the costs of recalls, should such occasion arise.  All these factors make it difficult to predict operating results for any particular period.

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

*Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: April 16, 2018
	By:	/S/ Zackary Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2018
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)