Form 10-K
period 2018-05-31
BIOMERICA INC
filed 2018-08-29
CIK 73290

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2018 or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 6,497,626 shares held by non-affiliates and the closing price of $3.44 per share for Common Stock in the over-the-counter market as of November 30, 2017): $22,351,833.

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2018: 8,953,832

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2018. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

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

We primarily focus on products for gastrointestinal diseases, food intolerances, diabetes and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Some of these products have not been submitted for clearance by the Food and Drug Administration (“FDA”) or each country’s equivalent for diagnostic use, but can still be sold in various foreign countries for research use without this approval.

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

PRODUCTION

Most of our diagnostic test kits are manufactured and/or assembled at our facilities in Irvine, California and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico in fiscal 2003 and moved a significant portion of our diagnostic production (primarily a portion of our packaging and assembly) to that facility.  From 2003 to 2016, Biomerica subleased facilities from and subcontracted with Lancer Orthodontics (a former subsidiary) to provide labor and other services. In November 2016, Biomerica de Mexico, our subsidiary, entered into a lease agreement directly with the landlord and commenced operating independently as a manufacturing entity. All ties with Lancer were severed completely by May 31, 2017.

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

RESEARCH AND DEVELOPMENT

We are currently developing and pursuing the regulatory approval of two tests for the gastrointestinal market.  Our increase in research and development spending is due to our focus on these tests and studies to demonstrate the feasibility of possible FDA clearance for such tests. The Company also utilizes technical personnel to conduct other development activities and improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, consultants, legal fees, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2018 and 2017 aggregated $1,398,368, and $1,130,635, respectively.

The Company has developed a unique diagnostic guided therapy (DGT) that is designed to allow physicians to identify patient-specific foods (e.g. pork, milk, onions, sugar, chickpeas, etc.), that when removed from the diet, may alleviate or improve an individual's symptoms of IBS. The Company is also conducting research to produce DGTs to several other GI diseases including functional dyspepsia, IBD, and GERD.  The product is called InFoods® IBS and is designed for both point-of-care testing (allowing physicians to perform the test in-office using a finger stick blood sample) and for clinical labs.  A billable CPT code that can be used by both clinical labs and physicians' offices is already available for InFoods® IBS products.

The Company has also commenced clinical studies to evaluate the performance of its new and proprietary Helicobacter pylori (H. pylori) test.  The clinical studies are being conducted at the University of Southern California (USC), Vanderbilt University, and a European University. The patient clinical studies are expected to take 6 to 12 months to complete. The Company will then need to complete the analytical studies and prepare for submission to the FDA and plans to utilize a 510(k) pathway clearance of the test. Biomerica’s test is designed to increase the sensitivity and specificity of H. pylori testing and monitoring of treatment.

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

For the years ended May 31, 2018 and 2017, the Company had one distributor which accounted for 43.3% and 45.2%, respectively, of net consolidated sales.

BACKLOG

At May 31, 2018 and 2017, Biomerica had a backlog of approximately $268,000 and $242,000, respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the year ended May 31, 2018, two companies combined accounted for 27.7% of the purchases of raw materials. For the year ended May 31, 2017, two companies accounted for 23.0% of the purchases of raw materials.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our current license expires on November 19, 2018. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

Through compliance with FDA and California regulations, we can market some of our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the directives of the European Union (“EU’) require that a device have a "CE Mark" in order to be sold in EU countries. The directive went into effect beginning December 7, 2003. The Company has completed the process for complying with the "CE Mark" directives; and In Vitro Diagnostics Directive 98/79/EC. We also comply with ISO 13485 for medical devices Quality Management Systems.

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

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2018	2017
Europe	$2,023,000/36.4%	$2,238,000/38.6%
United States	685,000/12.3%	874,000/15.1%
Asia	2,506,000/45.0%	2,412,000/41.7%
S. America	214,000/3.8%	65,000/1.1%
Middle East	132,000/2.4%	186,000/3.2%
Other foreign	4,000/0.1%	17,000/0.3%
Total Sales	$5,564,000/100%	$5,792,000/100%

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

In August 2018, the Korean Intellectual Property Office (KIPO) issued a Certificate of Patent covering Biomerica’s compositions, devices and methods of IBS sensitivity testing (entitled “COMPOSITIONS, DEVICES, AND METHODS OF IBS SENSIVITY TESTING”). The patent specifically applies to Biomerica’s InFoods® IBS product, which is currently in a clinical study in the U.S.  This patent is the first for the InFoods® patent portfolio, providing patent protection for InFoods® IBS in Korea until November 13, 2035.

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $19,000 is included in cost of sales for this agreement for the years ended May 31, 2018 and 2017. Beginning in fiscal 2011, the Company was only required to pay royalties for one of the products due to the fact that the supplier no longer provides materials to make the other product, which was part of the original agreement. Sales of products manufactured under this agreement comprises approximately 2.6% and 2.5% of total sales for the years ended May 31, 2018 and 2017, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.

EMPLOYEES

As of May 31, 2018 and 2017, the Company employed 39 employees, one of whom is employed part-time in the United States. Various employees listed in the production department also perform research and development duties as a routine function of their job. The Company also employed three people who are working on a contractual basis. The following is a breakdown between departments:

	2018	2017
Administrative	5	5
Research and Development	6	1
Marketing & Sales	3	3
Production and Operations	25	30
Total	39	39

In addition, Biomerica de Mexico employs 16 people at its Mexico facility. We also engage the services of various outside Ph.D. and M.D. consultants as well as medical institutions for technical support on a regular basis. We are not a party to any collective bargaining agreement and have never experienced a work stoppage. We consider our employee relations to be good.

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

Since a large part of the Company’s sales are to distributors in Europe, the loss of this certification could materially adversely affect the results of the Company.

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

As of the years ended May 31, 2018 and 2017, the Company had one distributor which accounted for 43.3% and 45.2%, respectively, of consolidated net sales. As of May 31, 2018, the Company had one customer who accounted for 53.3% of gross accounts receivable.  As of May 31, 2017, the Company had two customers who accounted for 54.2% of gross accounts receivable. The loss of these sales could adversely impact the results of the Company.  In addition, the loss of the accounts receivable could negatively impact the Company. In addition, the Company has key distributors in Europe, the loss of which could adversely impact sales and results.

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

Changes in government policy could adversely affect our business and potential profitability.

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

We are exposed to business risks which, if not covered by insurance, could have an adverse effect on our results of operations. We face potential product liability exposure, and, if claims brought against us are successful, we could incur substantial liabilities.

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

Trading of our common stock is not significant, therefore sales of a larger volume of the stock could adversely affect the stock price. As of August 26, 2016, the Company's stock has been traded on the Nasdaq Capital Market.  Trading of the Company's stock is limited and liquidation of the Company’s stock may be difficult as there is a limited market for the Company’s stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company leases its office facilities. At May 31, 2018, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016.  The Company had an option to extend the term of its lease for two additional sixty month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. The initial base rent for the lease extension is $21,000 per month, increasing to $23,637 through August 31, 2021. The security deposit of $22,080 remains the same.  In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926/month. The Company has one 10-year option to renew at the end of the initial lease period. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

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

	Bid Prices
	High	Low
Quarter ended:
May 31, 2018	$4.73	$3.33
February 28, 2018	$9.32	$3.30
November 30, 2017	$3.85	$2.62
August 31, 2017	$2.90	$2.30
May 31, 2017	$2.74	$1.97
February 28, 2017	$2.99	$1.92
November 30, 2016	$2.88	$1.75
August 31, 2016	$3.24	$1.41

As of May 31, 2018, the number of holders of record of Biomerica's common stock was approximately 823, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock.

The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

On June 30, 2017, the Company filed an S-3 Registration Statement primarily for the purposes of raising capital to support is research, development and intellectual property projects. The statement became effective on July 20, 2017. A prospectus was filed December 1, 2017 which stated that up to $7,000,000 of funds would be raised from time to time under the S-3 Registration Statement with B. Riley, FBR, acting as the agent for these transactions. As of May 31, 2018, a total of $1,266,871 in net proceeds had been raised, net of subscriptions receivable. The subscription receivable of $9,062 was received on June 4, 2018.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2018.

The table below provides information relating to our equity compensation plans as of May 31, 2018:

			Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options

Equity compensation Plans approved by Securities holders	1,138,625	$1.65	767,125

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

RESULTS OF OPERATIONS

Our consolidated net sales were $5,564,185 for fiscal 2018 compared to $5,791,670 for fiscal 2017. This represents a decrease of $227,485, or 3.9%. The primary reasons for the sales decrease was a result of decreased sales in Europe ($215,000) and the U.S. ($189,000) which were offset by increases in Asia of approximately $94,000. The decrease in sales in Europe was due in part to lower private label sales and the decrease in the U.S. was a result of a decline of large purchases by a certain drug store which did not do a screening program in fiscal 2018.

Consolidated cost of sales in fiscal 2018 as compared to fiscal 2017 increased from $3,769,879 to $3,809,785, or by $39,906. The percentage of cost of sales relative to sales increased from 65.1%, to 68.5%, due to various factors, primarily due to fixed costs increasing and the establishment of the maquiladora in Mexico which incurred certain start-up fees.

Consolidated selling, general and administrative costs remained fairly constant, increasing in fiscal 2018 as compared to fiscal 2017 from $1,845,789 to $1,837,787, or by $8,002, or 0.4%.

Consolidated research and development expense was $1,398,368 in fiscal 2018 as compared to $1,130,635 in fiscal 2017, an increase of $267,733, or 23.7%, primarily as a result of increased costs related to the possible FDA clearance of new gastrointestinal products and feasibility. See “Research and Development” for a more extensive description of the research being conducted.

Interest expense remained constant in fiscal 2018 at $37 as compared to $282 in fiscal 2017. Interest and dividend income increased from $46,354 to $47,764.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2018, the Company had cash and cash equivalents in the amount of $1,204,903 as compared to $1,225,462 of cash and cash equivalents as of May 31, 2017.  As of May 31, 2018, and 2017, the Company had working capital of $3,587,221, and $3,681,485, respectively.

Operating Activities

During fiscal 2018, cash used in operating activities was $1,174,217 as compared to $722,858 in fiscal 2017. The increase in cash used in operating activities of $451,359 in fiscal 2018 was primarily due to the loss of $1,465,828, an increase of $457,269 in inventory and an increase of $104,652 in prepaids, which was offset by an increase in accounts payable and accrued expenses of $319,169 and a decline in accounts receivable of $252,505.  During fiscal 2017, cash used in operating activities was $722,858.  The cash used of $722,858 in fiscal 2017 was primarily due to the loss of $908,561, an increase of $132,261 in accounts receivable and an increase of $82,179 in prepaids, which was offset by a decline in inventory of $150,475.

Investing Activities

During fiscal 2018, cash used in investing activities was $130,347 as compared to $96,085 in fiscal 2017.  For both fiscal years this was for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities in fiscal 2018 was $1,294,307 as compared to $157,728 in fiscal 2017.  In fiscal 2018 and 2017, the Company had proceeds from the exercise of stock options of $27,436 and $157,728, respectively. During fiscal 2018, the Company received $1,266,871 in net proceeds from the sale of common stock through the S-3 Registration Statement, net of subscriptions receivable.

On June 30, 2017, the Company filed an S-3 Registration Statement for the sale up to $7 million of the Company’s Securities to the public.  We realized $1,266,871 in net proceeds from the sale of common stock under this Registration Statement during fiscal 2018. The proceeds are being used for working capital and general corporate purposes, and in particular, for research, development and costs related to securing intellectual property rights. The funds are also being used for capital expenditures, debt repayment, sales and marketing and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any such acquisitions or investments as of the date of this prospectus.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2018.

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

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. Revenues are recognized only when collection is reasonably assured. An allowance is established if necessary for estimated returns as revenue is recognized.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income. We have determined that although we believe our deferred tax assets will be utilized at a future date, based on our recent losses and plans to continue our research and development, we have established a valuation allowance of $1,549,000.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2018, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal year that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION.

 None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2018.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2018.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2018.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2018.

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

10.4	2010 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2012.

10.5	2014 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2015.

10.6	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 10, 2018.

10.7

Form S-3 Registration Statement and Prospectus (incorporated by reference to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 30, 2017 and December 4, 2017, respectively).

23.1	Consent of Independent Registered Public Accounting Firm (PKF, LLP).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Biomerica, Inc. and Subsidiaries Consolidated Financial Statements

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMERICA, INC.
Registrant

By /s/ Zackary S. Irani
Zackary S. Irani,
Chief Executive Officer

Dated: August 29, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/18
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/18
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/18
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/29/18
Allen Barbieri
Director, Audit Committee Member

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/18
Jane Emerson, M.D., Ph.D
Director, Audit Committee Member

/s/ Mark Sirgo, Pharm.D	Date: 8/29/18
Mark Sirgo, Pharm.D.
Director, Audit Committee Member

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Biomerica, Inc. and Subsidiaries

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) as of May 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/PKF, LLP

We have served as the Company’s auditor since 2004.

San Diego, California

August 29, 2018

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	May 31, 2018	May 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,204,903	$1,225,462
Accounts receivable, less allowance for doubtful accounts of $57,695 and $50,129, respectively	799,940	1,060,011
Inventories, net	2,178,777	1,729,121
Prepaid expenses and other	300,409	195,757
Total current assets	4,484,029	4,210,351

PROPERTY AND EQUIPMENT:
Equipment	1,808,152	1,549,411
Furniture, fixtures and leasehold improvements	204,125	332,519
Total property and equipment	2,012,277	1,881,930
Accumulated depreciation	(1,661,128)	(1,550,073)
Net property and equipment	351,149	331,857

DEFERRED TAX ASSETS	10,000	41,000
INTANGIBLE ASSETS, net	98,923	174,469
INVESTMENTS	165,324	165,324
OTHER ASSETS	113,157	94,989
TOTAL ASSETS	$5,222,582	$5,017,990

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$686,956	$352,000
Accrued compensation	209,852	176,866
Total current liabilities	896,808	528,866

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2018 and 2017	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 8,888,011 and 8,511,173 shares issued and outstanding at May 31, 2018 and 2017, respectively	711,040	680,893
Additional paid-in capital	20,843,550	19,551,855
Subscriptions receivable	(9,062)	--
Accumulated other comprehensive loss	(26,136)	(15,834)
Accumulated deficit	(17,193,618)	(15,727,790)
Total shareholders' equity	4,325,774	4,489,124
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,222,582	$5,017,990

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MAY 31,	2018	2017
Net sales	$5,564,185	$5,791,670
Cost of sales	(3,809,785)	(3,769,879)

GROSS PROFIT	1,754,400	2,021,791

OPERATING EXPENSES:
Selling, general and administrative	1,837,787	1,845,789
Research and development	1,398,368	1,130,635

Total operating expenses	3,236,155	2,976,424

LOSS FROM OPERATIONS	(1,481,755)	(954,633)

OTHER INCOME (EXPENSE):
Interest expense	(37)	(282)
Interest and dividend income	47,764	46,354
Total other income	47,727	46,072

LOSS BEFORE INCOME TAXES	(1,434,028)	(908,561)

INCOME TAX EXPENSE	(31,800)	--

NET LOSS	$(1,465,828)	$(908,561)

BASIC NET LOSS PER COMMON SHARE	$(0.17)	$(0.11)

DILUTED NET LOSS PER COMMON SHARE	$(0.17)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
Basic	8,570,029	8,329,769

Diluted	8,570,029	8,329,769

NET LOSS	$(1,465,828)	$(908,561)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation	(10,302)	(2,248)

COMPREHENSIVE LOSS	$(1,476,130)	$(910,809)

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED MAY 31, 2018 AND 2017
					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Subscriptions Receivable		Accumulated Deficit	Total
	Shares	Amount

Balances, May 31, 2016	8,169,673	$653,573	$19,399,720	$--	$(13,586)	$(14,819,229)	$5,220,478

Exercise of stock options	341,500	27,320	130,408	--	--	--	157,728

Foreign currency translation	--	--	--	--	(2,248)	--	(2,248)

Compensation expense in connection with options granted	--	--	21,727	--	--	--	21,727

Net loss	--	--	--	--	--	(908,561)	(908,561)

Balances, May 31, 2017	8,511,173	680,893	19,551,855	--	(15,834)	(15,727,790)	4,489,124

Exercise of stock options	34,750	2,780	24,656	--	--	--	27,436

Net proceeds from ATM	342,088	27,367	1,248,566	--	--	--	1,275,933

Stock subscription receivable	--	--	--	(9,062)	--	--	(9,062)

Foreign currency translation	--	--	--	--	(10,302)	--	(10,302)

Compensation expense in connection with options granted	--	--	18,473	--	--	--	18,473

Net loss	--	--	--	--	--	(1,465,828)	(1,465,828)

Balances, May 31, 2018	8,888,011	$711,040	$20,843,550	$(9,062)	$(26,136)	$(17,193,618)	$4,325,774

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,465,828)	$(908,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,601	219,219
Change in provision for allowance for doubtful accounts	7,566	41,724
Inventory reserve	7,613	(16,505)
Stock option expense	18,473	21,727
Decrease in deferred rent liability	15,787	8,070
Decrease in deferred tax asset	31,000	--
Changes in assets and liabilities:
Accounts receivable	252,505	(132,261)
Inventories	(457,269)	150,475
Prepaid expenses and other	(104,652)	(82,179)
Other assets	(18,168)	(39,336)
Accounts payable and accrued expenses	319,169	10,445
Accrued compensation	32,986	4,324
Net cash used in operating activities	(1,174,217)	(722,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(130,347)	(96,085)
Net cash used in investing activities	(130,347)	(96,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	1,266,871	--
Proceeds from exercise of stock options	27,436	157,728
Net cash provided by financing activities	1,294,307	157,728

Effect of exchange rate changes on cash	(10,302)	(2,248)

Net decrease in cash and cash equivalents	(20,559)	(663,463)

CASH AND CASH EQUIVALENTS, beginning of year	1,225,462	1,888,925

CASH AND CASH EQUIVALENTS, end of year	$1,204,903	$1,225,462

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

Non-cash investing and financing activities:
Subscriptions receivable	$9,062	$--

Cash paid during the year for:
Interest	$37	$282
Income taxes	$800	$800

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2018 AND 2017

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2018 and 2017 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  As of May 31, 2018, the Company had approximately $632,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. For the years ended May 31, 2018 and 2017, the Company had one distributor which accounted for 43.3% and 45.2%, respectively, of consolidated sales.  The Company performs ongoing credit evaluations of its customers and requires prepayment in some circumstances. At May 31, 2018, one customer accounted for 53.3% of gross accounts receivable. At May 31, 2017, two customers accounted for 54.2% of gross accounts receivable.

For the year ended May 31, 2018, two companies accounted for 27.7% of the purchases of raw materials. For the year ended May 31, 2017, two companies accounted for 23.0 % of the purchases of raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2018 and 2017, approximately $657,000 and $467,000 of Biomerica's gross inventory and approximately $41,000 and $15,000, of Biomerica's property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

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

Inventories approximate the following at May 31:

	2018	2017
Raw materials	$1,000,000	$830,000
Work in progress	854,000	728,000
Finished products	325,000	171,000
Total	$2,179,000	$1,729,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.  As of May 31, 2018 and 2017, inventory reserves were approximately $52,000 and $35,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $111,055 and $144,887 for the years ended May 31, 2018 and 2017, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 17 years for patents. Amortization amounted to $75,546 and $74,332 for the years ended May 31, 2018 and 2017, respectively

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. In July 2012, the Financial Accounting Standards Board (“FASB”) issued another update to ASC 350 Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. During fiscal 2013, the Company adopted the updated guidance in ASC 350 and used the qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of May 31, 2018 or 2017.

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

In applying the Black-Scholes options-pricing model, assumptions used were as follows:

	2018	2017
Dividend yield	0%	0%
Expected volatility	59.8-61.28%	53.64-54.73%
Risk free interest rate	1.61-2.53%	1.08-1.23%
Expected life	3.75-6.0 years	3.75-6.25 years

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. Revenue is recognized only when collectability is reasonably assured. An allowance is established when necessary for estimated returns as revenue is recognized. As of May 31, 2018 and 2017, the allowance for returns is $0.  In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer.  The Company accounts for these free products in accordance with ASC 605-50 “Revenue Recognition – Customer Payments and Incentives” and recognizes the cost of the product as part of cost of sales.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $1,398,368 and $1,130,635 of research and development expenses during the years ended May 31, 2018 and 2017, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. At May 31, 2018 and 2017, in accordance with ASC 740, the Company has a valuation allowance for substantially all of its deferred tax assets.   During the fiscal year ended May 31, 2018, this valuation allowance was increased to $1,549,000.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $1,000 and $7,000 for the years ended May 31, 2018 and 2017, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiaries located in Germany and Mexico operate primarily using their local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the year, and revenues and costs are translated using average exchange rates for the year. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. The resulting adjustments to foreign currency loss of $10,302 and $2,248 are included in the consolidated statements of operations for the years ended May 31, 2018 and 2017, respectively.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation for the years ended May 31, 2018 and 2017 were 1,138,625 and 897,000, respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2018	2017
Numerator :
Net loss for basic and diluted net loss per common share	$(1,465,828)	$(908,561)
Denominator for basic net loss per common share	8,570,029	8,329,769
Effect of dilutive securities:
Options	--	--
Denominator for diluted net loss per common share	8,570,029	8,329,769
Basic net loss per common share	$(0.17)	$(0.11)
Diluted net loss per common share	$(0.17)	$(0.11)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which addresses “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended May 31, 2018.

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

On February 15, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income” (ASU 2018-02).  ASU 2018-02 will give companies the option to reclassify stranded tax effects caused by the newly-enacted U.S. TAX Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (ASCI) to retained earnings.  ASU 2018-02 will take effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2018-02 will have on the Company’s financial position or results of operations.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 will be effective for public companies for December 31, 2019 financial statements and for nonpublic entities for December 31, 2020 financial statements. Early adoption is permitted, but no earlier than entity’s adoption date for ASC Topic 606, Revenue from Contracts with Customers. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU-2018-7 will have on the Company’s financial position or results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2018	2017

Patents and licenses	$509,485	$509,485
Less accumulated amortization	(410,562)	(335,016)
	$98,923	$174,469

Expected amortization of intangible assets for the years ending May 31:

2019	$60,861
2020	20,339
2021	12,694
2022	3,304
2023	900
Thereafter	825
Total	$98,923

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2018	2017
Accounts payable	$655,599	$336,430
Deferred rent	31,357	15,570
	$686,956	$352,000

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

In December 2017, the Company adopted a stock option and restricted stock plan (the “2017 Plan”) which provides that non-qualified options and incentive stock options and restricted stock covering an aggregate of 900,000 shares of the Company’s unissued common stock may be granted to affiliates, employees or consultants of the Company.  This plan was approved by shareholders in December 2017.  The 2017 Plan expires in December 2027.  Options granted under the 2017 Plan will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant.

Activity as to stock options outstanding is as follows:

	NUMBER OF STOCK OPTIONS	PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE

Options outstanding at May 31, 2016	1,199,000	$ 0.43-$ 1.20	$0.81
Options granted	55,000	$ 1.52-$ 1.61	$1.55
Options exercised	(341,500)	$ 0.43-$ 1.04	$0.46
Options canceled or expired	(15,500)	$ 0.43-$ 1.04	$0.90
Options outstanding at May 31, 2017	897,000	$ 0.71-$ 1.61	$0.98
Options granted	287,000	$ 2.41-$3.90	$3.63
Options exercised	(34,750)	$ 0.71-$ 1.04	$0.80
Options canceled or expired	(10,625)	$ 0.71-$ 2.41	$1.44
Options outstanding at May 31, 2018	1,138,625	$ 0.71-$ 3.90	$1.65

The weighted average fair value of options granted during 2018 and 2017 was $3.63 and $1.55, respectively. The aggregate intrinsic value of options exercised during 2018 and 2017 was approximately $87,000 and $616,000, respectively. The aggregate intrinsic value of options outstanding at May 31, 2018 and 2017 was approximately $2,755,000 and $1,354,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2018 and 2017 was approximately $1,749,000 and $616,000, respectively.

Activity as to non-vested stock options is as follows:

		STOCK OPTIONS WEIGHTED AVERAGE AVERAGE GRANT DATE FAIR VALUE

	NUMBER OF SHARES

Nonvested shares at May 31, 2017	517,250	$0.96
Granted	287,000	$3.63
Vested/Exercised	(212,125)	$1.00
Forfeited	(9,125)	$1.56
Nonvested shares at May 31, 2018	583,000	$2.34

At May 31, 2018, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $212,000. The weighted-average period over which this amount is expected to be recognized is 1.82 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2018 was 5.25 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2018. These options are comprised of those granted under the 1999, 2010, 2014 and 2017 plans.

		WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS
			WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2018
	NUMBER OUTSTANDING 05/31/2018				WEIGHTED AVERAGE EXERCISE PRICE
RANGE OF EXERCISE PRICES
$ 0.71-$ 0.84	460,625	4.66	$0.80	371,750	$0.79
$ 0.85-$ 1.04	65,000	2.22	$0.99	32,625	$0.98
$ 1.20-$ 1.61	330,000	8.32	$1.26	151,250	$1.23
$ 2.41-$ 3.90	283,000	8.69	$3.65	--	--

COMMON STOCK ACTIVITY

During the year ended May 31, 2018, options to purchase 34,750 shares of common stock were exercised at prices ranging from $0.71 to $1.04.  Total proceeds to the Company were $27,436.

During the year ended May 31, 2017, options to purchase 341,500 shares of common stock were exercised at prices ranging from $0.43 to $1.04.  Total proceeds to the Company were $157,728.

During the year ended May 31, 2018, the Company sold 342,088 shares of its common stock at prices ranging from $3.73 to $4.74 under its S-3 Registration Statement which resulted in gross proceeds of $1,379,226 and net proceeds to the Company of $1,275,933 (after receipt of subscriptions receivable at May 31, 2018) after deducting commissions for each sale and the initial legal and accounting fees related to the filing of the S-3. The subscriptions receivable of $9,062 was collected on June 4, 2018.

6.    INCOME TAXES

Income tax (expense) benefit from continuing operations for the years ended May 31, 2018 and 2017 consists of the following:

Years ended May 31,	2018	2017
Current:
U.S. Federal	$--	$--
State and local	(800)	--
Total current	(800)	--
Deferred:
U.S. Federal	(31,000)	--
State and local	--	--
Total deferred	(31,000)	--
Income tax (expense) benefit	$(31,800)	$--

Income tax benefit (expense) from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate applicable for each year (blended rate for 2018 (35% and 21%) and 35% for 2017) to pretax income as a result of the following:

Years ended May 31,	2018	2017
Computed "expected" tax benefit	$418,258	$317,997
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(114,000)	(397,000)
State income taxes, net of federal benefit	71,794	30,215
Research and development tax credits	46,602	40,205
Permanent tax differences and other	78,795	8,583
Impact of tax rate changes	(533,249)	--
Income tax (expense)	$(31,800)	$--

The tax effect of significant temporary differences is presented below:

As of May 31,	2018	2017
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	$15,000	$19,000
Inventory valuation	13,000	14,000
Compensated absences and deferred payroll	49,000	62,000
Net operating loss carryforwards	923,000	968,000
Tax credit carryforwards	385,000	307,000
Deferred rent expense	5,000	6,000
Other	163,000	108,000
Accumulated depreciation and amortization	6,000	--
Total deferred tax assets	1,559,000	1,484,000
Less valuation allowance	(1,549,000)	(1,435,000)
	10,000	49,000
Deferred tax liabilities:
Accumulated depreciation of property and equipment	--	(8,000)

Net deferred tax asset	$10,000	$41,000

The Company has provided a valuation allowance of approximately $1,549,000 and $1,435,000 as of May 31, 2018 and 2017, respectively. The net change in the valuation allowance for the years ended May 31, 2018 and 2017 was an increase of approximately $114,000 and $397,000, respectively.  The federal statutory tax rate of 35% has been changed to 21% for fiscal years beginning in 2019.  Deferred tax assets as of May 31, 2018 have been adjusted to reflect the change in tax rates.

At May 31, 2018, the Company has federal income tax net operating loss carryforwards of approximately $4,565,000. The federal net operating loss carryforwards begin to expire in 2030. At May 31, 2018, the Company has California state income tax net operating loss carryforwards of approximately $2,918,000.

At May 31, 2018, the Company has federal research and development tax credit carryforward of approximately $323,000.  The federal credits begin to expire in 2027.  The Company also had similar credit carryforwards for state purposes of $62,000 at May 31, 2018.

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

For the year ended May 31, 2018, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2013.

At May 31, 2018, the Company has German net operating loss carryforwards from its foreign subsidiary of approximately $35,000, resulting in a deferred tax asset of $10,000.  No valuation allowance has been established for the German deferred tax asset.

7.    BUSINESS SEGMENTS

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

Years ended May 31,	2018	2017
Net sales:
Europe	$2,023,000	$2,238,000
United States	685,000	874,000
Asia	2,506,000	2,412,000
South America	214,000	65,000
Middle East	132,000	186,000
Other foreign	4,000	17,000
Total net sales	$5,564,000	$5,792,000

8.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

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

The following is a schedule of rent payments due under the terms of the leases:

Years ending May 31,
2019	$302,408
2020	311,782
2021	321,449
2022	112,299
2023	42,960
Thereafter	159,256
Total	$1,250,154

According to the terms of the lease in Irvine, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

Total gross rent expense in the U.S. for fiscal 2018 and 2017 was $268,550 and $260,393, respectively.  Rent expense for the Mexico facility for fiscal 2018 and 2017 was $45,963 and $44,986, respectively.

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2018.

CONTRACTS

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $19,000 is included in cost of sales for the agreement for each of the years ended May 31, 2018 and 2017. Sales of products manufactured under these agreements comprise approximately 2.6% and 2.5% of total sales for the years ended May 31, 2018 and 2017, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.  The Company has other royalty agreements, however they are not considered material.

On May 25, 2016, Biomerica, Inc. ("Biomerica") entered into an Exclusive Marketing License Agreement “Agreement” with Celtis Pharm Co., Ltd., a medical company in the Republic of Korea (South Korea) (“Celtis”), that  grants to Celtis an exclusive license to market Biomerica’s new InFoods® IBS products (“IBS Products”). The IBS Products identify patient-specific trigger foods that exacerbate/alleviate IBS (Irritable Bowel Disease) symptoms. The Agreement only allows for Biomerica’s IBS Products to be sold by Celtis in the Republic of Korea with a possibility of expansion of territory in the future upon mutually agreeable negotiations.  The term of the agreement is for a period of five years plus an additional two year term for Korean FDA clearance and begins after Biomerica first receives final clearance for sale of the IBS Products in the United States. The agreement may be cancelled if Biomerica has not obtained final approval or clearance for sale of the IBS Products in the United States from the United States FDA on or before December 31, 2017, or another date mutually agreed upon in writing.  Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC. In September 2017, an agreement to extend the date for final approval or clearance for sale of the IBS Products in the United States from the United States FDA was signed to extend the date to December 31, 2019.

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

Additionally, the Agreement provides for royalty fees paid to Biomerica that are based on a percentage of net sales of the IBS Products in Korea. Minimum royalties in order to retain the exclusive South Korean license total $7.25 million starting at Korean FDA approval or clearance, which in no case will be later than May 31, 2019, or a date mutually agreed upon in writing, and continue for five years or longer if Korean FDA approval is obtained earlier than May 31, 2019.   In September 2017, an agreement to extend this date was signed extending the date until April 30, 2020. Biomerica will sell the IBS Products to Celtis at a cost plus mark-up basis.

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

In October 2016, the Company entered into a Clinical Trial Agreement with Vanderbilt University Medical Center for a Specimen Collection Study for H. pylori testing in patients with dyspepsia.  The study began in calendar 2017 and the maximum budget for the study is estimated at $85,000.

In September 2017, the Company signed a Clinical Samples Agreement with the University of Southern California for the purpose of providing clinical samples for use by the Company in conducting future clinical trials for one of the products which the Company is developing.  The work started in October 2017 with charges for work performed being invoiced and paid monthly.  In November 2017, Biomerica announced the enrollment of its first patient at the University of Southern California for the Company’s Helicobacter Pylori test.

In November 2017, the Company entered into a Clinical Trial Agreement with the University of Michigan to perform an InFoods 24 Endpoint Determination Study.  The Company will be invoiced monthly for work performed the previous month. The maximum budget for the study is $181,015.

In January 2018, the Company entered into a Clinical Trial Agreement with Beth Israel Deaconess Medical Center for the purposes of conducting “An Antibody Guided Restriction Trial Using Biomerica InFoods 24G Test in patients with a previous diagnosis of Irritable Bowel Syndrome (IBS)”.  The study began in the first quarter of fiscal 2019. The Company will be invoiced monthly for work performed the previous month.  The total cost of the study is estimated to be approximately $142,000.

In April 2018, the Company entered into a Clinical Trial Agreement with Guardian Angel Research Center for the purposes of conducting a Specimen Collection Study Protocol for h. Pylori Testing in Patients with Dyspepsia.  The Company will be invoiced monthly for work performed the previous month. The maximum budget for the study is $75,400.

 9.    SUBSEQUENT EVENTS

Subsequent to May 31, 2018, the Company sold 44,321 shares of its common stock at prices ranging from $3.84 to $4.16 under its S-3 Registration Statement which resulted in net proceeds to the Company of $170,958, after deducting commissions for each sale.

In August 2018, the Korean Intellectual Property Office (KIPO) issued a Certificate of Patent  covering Biomerica’s compositions, devices and methods of IBS sensitivity testing (entitled “COMPOSITIONS, DEVICES, AND METHODS OF IBS SENSIVITY TESTING”).

The patent specifically applies to Biomerica’s InFoods® IBS product, which is currently in a clinical study in the U.S.  This patent is the first for the InFoods® patent portfolio, providing patent protection for InFoods® IBS in Korea until November 13, 2035.