Form 10-Q
period 2018-08-31
BIOMERICA INC
filed 2018-10-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date 9,033,768 shares of common stock, par value $0.08, as of October 15, 2018.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three Months Ended August 31, 2018 and 2017	1

	Condensed Consolidated Balance Sheets (unaudited) August 31, 2018 and (audited) May 31, 2018	2-3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months Ended August 31, 2018 and 2017	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14-15

	Signatures	16

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)

	Three Months Ended August 31,

	2018	2017

Net sales	$1,272,870	$1,444,483
Cost of sales	(935,647)	(929,912)
Gross profit	337,223	514,571

Operating Expenses:
Selling, general and administrative	400,228	452,014
Research and development	391,781	288,585
Total operating expenses	792,009	740,599
Loss from operations	(454,786)	(226,028)

Other Income (expense):
Dividend and interest income	3,093	18,969
Interest expense	(47)	--
Total other income	3,046	18,969
Loss before income tax	(451,740)	(207,059)
Provision for income taxes	--	--
Net loss	$(451,740)	$(207,059)

Basic net loss per common share	$(.05)	$(0.02)
Diluted net loss per common share	$(.05)	$(0.02)

Weighted average number of common and common equivalent shares:
Basic	8,930,251	8,511,260
Diluted	8,930,251	8,511,260

Net loss	$(451,740)	$(207,059)

Other comprehensive gain (loss), net of tax:
Foreign currency translation	(1,326)	(824)
Comprehensive loss	$(453,066)	$(207,883)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2018 (unaudited)	May 31, 2018 (audited)

Assets

Current Assets:
Cash and cash equivalents	$583,693	$1,204,903
Accounts receivable, less allowance for doubtful accounts of $63,392 and $57,695 as of August 31, 2018 and May 31, 2018, respectively
	1,013,687	799,940
Inventories	2,208,457	2,178,777
Prepaid expenses and other	311,291	300,409
Total Current Assets	4,117,128	4,484,029

Property and Equipment, net of accumulated depreciation and amortization of $1,688,423 and $1,661,128
	361,935	351,149

Deferred Tax Assets	10,000	10,000

Investments	165,324	165,324

Intangible Assets, net	104,782	98,923

Other Assets	116,534	113,157

Total Assets	$4,875,703	$5,222,582

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	August 31, 2018 (unaudited)	May 31, 2018 (audited)

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$582,976	$686,956
Accrued compensation	214,556	209,852
Total Current Liabilities	797,532	896,808

Commitments and Contingencies (Note 6)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at August 31, 2018 and May 31, 2018
	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 8,953,832 at August 31, 2018 and 8,888,011 at May 31, 2018
	716,305	711,040
Additional paid-in-capital	21,034,686	20,843,550
Subscriptions receivable	–	(9,062)
Accumulated other comprehensive loss	(27,462)	(26,136)
Accumulated deficit	(17,645,358)	(17,193,618)

Total Shareholders' Equity	4,078,171	4,325,774

Total Liabilities and Shareholders' Equity	$4,875,703	$5,222,582

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,

	2018	2017

Cash flows from operating activities:

Net loss	$(451,740)	$(207,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,960	48,833
Change in provision for losses on accounts receivable	5,697	7,514
Inventory reserve	715	(8)
Stock option expense	8,084	4,383
Increase in deferred rent liability	3,333	5,563
Changes in assets and liabilities:
Accounts receivable	(219,444)	5,202
Inventories	(30,395)	(62,379)
Prepaid expenses and other assets	(14,259)	(19,053)
Accounts payable and accrued expenses	(107,313)	82,480
Accrued compensation	4,704	9,810

Net cash used in operating activities	(756,658)	(124,714)

Cash flows from investing activities:
Increase in intangibles	(22,524)	--
Purchases of property and equipment	(38,081)	(19,974)

Net cash used in investing activities	(60,605)	(19,974)

Cash flows from financing activities:

Proceeds from sale of common stock, net	179,504	--
Exercise of stock options	17,875	1,038

Net cash provided by financing activities	197,379	1,038

Effect of exchange rate changes in cash	(1,326)	(824)

Net decrease in cash and cash equivalents	(621,210)	(144,474)

Cash and cash equivalents at beginning of period	1,204,903	1,225,462

Cash and cash equivalents at end of period	$583,693	$1,080,988

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$47	$--

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

The unaudited Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2018 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2018 for the fiscal year ended May 31, 2018. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At August 31, 2018 and May 31, 2018, the Company had one customer which accounted for 53.8% and 53.3%, respectively, of gross accounts receivable.  The Company had one customer which accounted for approximately 45.5% and 41.8%, of consolidated sales for the three months ended August 31, 2018 and August 31, 2017, respectively.

For the quarters ended August 31, 2018 and 2017, one company accounted for approximately 21.3% and 20.6% of the purchases or raw materials, respectively.

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

Inventories approximate the following at:

August 31, 2018		May 31, 2018

Raw materials	$989,000	$1,000,000
Work in progress	923,000	854,000
Finished products	296,000	325,000
Total	$2,208,000	$2,179,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of August 31, 2018 and May 31, 2018, inventory reserves were approximately $52,000.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $27,295 and $31,222 for the three months ended August 31, 2018 and 2017, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $16,665 and $17,611 for the three months ended August 31, 2018 and 2017, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2018:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2018	1,138,625	$1.65
Granted	--	--
Forfeited	(3,500)	0.99
Exercised	(21,500)	0.83
Outstanding August 31, 2018	1,113,625	$1.67

       In the quarter ended August 31, 2018, options to purchase 21,500 shares of common stock were exercised at a prices ranging from $0.83 to $0.85.  Net proceeds to the Company were $17,875.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of August 31, 2018 and May 31, 2018, the allowance for returns was $0. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives and recognizes the cost of the product as part of cost of sales.

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

Income Taxes

The Company has provided a valuation allowance on deferred tax assets of approximately $1,640,000 and $1,549,000 as of August 31, 2018 and May 31, 2018, respectively.

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

Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three months ended August 31, 2018 and 2017 was 1,113,625 and 945,000 respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended August 31,

	2018	2017
Numerator
Loss from continuing operations	$(451,740)	$(207,059)
Denominator for basic net loss per common share	8,930,251	8,511,260
Effect of dilutive securities:
Options	--	--

Denominator for diluted net loss per common share	8,930,251	8,511,260

Basic net loss per common share	$(0.05)	$(0.02)
Diluted net loss per common share	$(0.05)	$(0.02)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which addresses “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended August 31, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.  During August 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended August 31, 2018.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU-2016-01”).  The release affects public and private companies that hold financial assets or owe financial liabilities.  ASU-2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended August 31, 2018.

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

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  ASU-2016-15 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended August 31, 2018.

On November 27, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU-2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended August 31, 2018.

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

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31, 2018	May 31, 2018

Accounts payable	$548,283	$655,599
Deferred rent	34,690	31,357
Total	$582,973	$686,956

Note 4:  Shareholders’ Equity

As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2018, the Form 10K report, filed with the Securities and Exchange Commission on August 29, 2018, and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary. During the quarter that ended August 31, 2018, the Company received $179,504 in net proceeds from the sale of its common stock through this Agreement.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Three Months Ended August 31,

	2018	2017
Revenues from sales to unaffiliated customers:
United States	$143,000	$187,000
Asia	648,000	620,000
Europe	392,000	532,000
South America	71,000	75,000
Middle East	19,000	26,000
Other	--	4,000
	$1,273,000	$1,444,000

         No other geographic concentrations exist where net sales exceed 10% of total net sales.

As of August 31, 2018 and May 31, 2018, approximately $676,000 and $657,000 of Biomerica’s gross inventory and approximately $43,000 and $41,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

Note 6: Commitments and Contingencies

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent was $22,080. In November 2015, the Company signed the First Amendment to Lease to extend the lease until August 31, 2021.  The initial base rent for the lease amendment which started September 1, 2016 is $21,000 per month. September 1, 2018 the rent increased to $22,279 per month.

In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926 per month. The Company has a one 10-year option to renew at the end of the initial lease period.  Biomerica, Inc. is not a guarantor of such lease. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.  In addition, the Company leases a small office in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

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

During the quarter ended August 31, 2018 the Company sold 44,321 shares of common stock under the S-3 registration statement and received net proceeds of $170,443.

Note 7:  Subsequent Events

In September 2018, the Company granted 139,000 options to purchase common stock to various employees at the exercise price of $3.62 per share under the 2017 Stock Option and Restricted Stock Option plan. The shares are exercisable one quarter one year from date of grant and one quarter per year thereafter and expire five years from date of grant.

Subsequent to August 31, 2018, the Company sold 52,936 shares of its common stock under its At Market Issuance Sales Agreement and S-3 Registration Statement for total net proceeds of approximately $180,000.

Subsequent to August 31, 2018, 27,000 options to purchase shares of the Company’s common stock were exercised at prices ranging from $0.71 to $1.04. Gross proceeds to the Company were $20,500.

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,272,870 for the three months ended August 31, 2018 as compared to $1,444,483 for the same period in the previous year. This represents a decrease of $171,613, or 11.9%. The decrease was primarily due to decreased sales of approximately $140,000 in Europe which was due to lower sales to certain distributors and timing of certain orders. This was partially offset by an increase in Asia of approximately $28,000. Sales in the U.S. were down by approximately $44,000 from the prior year due to higher sales in the prior year of contract manufacturing.

For the three months ended August 31, 2018 as compared to August 31, 2017, cost of sales increased as a percentage of sales from 64.4% of sales, or $929,912, to 73.5% of sales, or $935,647. Cost of sales as a percentage of sales increased primarily due to the lower sales volume in relationship to fixed expenses as well as higher material costs.

For the three months ended August 31, 2018 compared to 2017, selling, general and administrative costs were $400,228 as compared to $452,014, a decrease of $51,786, or 11.5%. This was due to lower consulting and outside services in fiscal 2019.

For the three months ended August 31, 2018 and 2017, research and development expenses were $391,781 as compared to $288,585, an increase of $103,196, or 35.1%. The increase was due to higher costs (materials, legal, regulatory and wages) incurred in the development, regulatory approval and applications for patents of new products in the gastroenterology area including costs involved with the clinical studies which will continue in future quarters. During August 2018, the Company received its first patent related to this project. The patent was issued in Korea and covers the InFoods IBS product.

For the three months ended August 31, 2018 as compared to August 31, 2017, dividend and interest income decreased from $18,969 to $3,093.

LIQUIDITY AND CAPITAL RESOURCES

       As of August 31, 2018 and May 31, 2018, the Company had cash and cash equivalents in the amount of $583,693 and $1,204,903 and working capital of $3,319,596 and $3,587,221, respectively.

       During the three months ended August 31, 2018, the Company’s operations used cash of $756,658 compared to cash used in operations of $124,714 in the same period of the prior fiscal year. Cash used by operations in fiscal 2018 was primarily a result of an increase in accounts receivable of $219,444 and a decrease in accounts payable and accrued expenses of $107,313 and a net loss of $451,070 as compared to fiscal 2018 which had increased accounts payable and accrued expenses of $82,480 which was offset against an increase in inventories of $62,379 and a net loss of $207,059. Cash used in investing activities in fiscal 2019 was $38,081 for purchases of fixed assets and $22,524 for increased intangibles compared to fiscal 2018 of $19,974, which was the result of property and equipment purchases.  Cash provided by financing activities in fiscal 2019 was $197,379 which was a result of $17,875 for stock option exercises and $179,504 from the net proceeds from the sale of common stock compared to $1,038 in fiscal 2018, which was a result of the exercise of a stock option.

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

As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2018, the Form 10K report, filed with the Securities and Exchange Commission on August 29, 2018, and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company intends to raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary. During the quarter that ended August 31, 2018, the Company received $179,504 in net proceeds from the sale of its common stock through this Agreement.

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

Date: October 15, 2018
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2018
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)