Form 10-Q
period 2018-11-30
BIOMERICA INC
filed 2019-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  9,324,657 shares of common stock, par value $0.08, as of January 14, 2019.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Six Months Ended November 30, 2018 and 2017	1

	Condensed Consolidated Balance Sheets - (unaudited) November 30, 2018 and (audited) May 31, 2018	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended November 30, 2018 and 2017	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II	Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13-14

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended November 30,		Three Months Ended November 30,

	2018	2017	2018	2017

Net sales	$2,773,661	$3,058,119	$1,500,791	$1,613,636
Cost of sales	(2,028,378)	(2,037,357)	(1,092,731)	(1,107,445)
Gross profit	745,283	1,020,762	408,060	506,191

Operating Expenses:
Selling, general and administrative	912,820	974,506	512,592	522,492
Research and development	773,186	561,022	381,405	272,437
Total operating expenses	1,686,006	1,535,528	893,997	794,929

Loss from operations	(940,723)	(514,766)	(485,937)	(288,738)

Other Income (Expense):
Dividend and interest income	11,786	39,083	8,693	20,114
Interest expense	(47)	(37)	-	(37)
Total other income	11,739	39,046	8,693	20,077
Loss before income tax	(928,984)	(475,720)	(477,244)	(268,661)

Provision for income taxes	--	--	--	--
Net loss	$(928,984)	$(475,720)	$(477,244)	$(268,661)
Basic net loss per common share	$(0.10)	$(0.06)	$(0.05)	$(0.03)
Diluted net loss per common share	$(0.10)	$(0.06)	$(0.05)	$(0.03)

Weighted average number of common and common equivalent shares:
Basic	8,995,575	8,515,499	9,061,617	8,519,784
Diluted	8,995,575	8,515,499	9,061,617	8,519,784

Net loss	$(928,984)	$(475,720)	$(477,244)	$(268,661)

Other comprehensive loss, net of tax:
Foreign currency translation	(5,806)	(5,168)	(4,480)	(4,344)

Comprehensive loss	$(934,790)	$(480,888)	$(481,724)	$(273,005)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2018 (unaudited)	May 31, 2018 (audited)

Assets

Current Assets:
Cash and cash equivalents	$1,124,914	$1,204,903
Accounts receivable, less allowance for doubtful accounts of $70,887 and $57,695 as of November 30, 2018 and May 31, 2018, respectively
	1,260,547	799,940
Inventories, net	2,115,041	2,178,777
Prepaid expenses and other	187,009	300,409
Total current assets	4,687,511	4,484,029

Property and Equipment, net of accumulated depreciation and amortization of $1,716,810 and $1,661,128 as of November 30, 2018 and May 31, 2018, respectively	348,547	351,149

Deferred Tax Assets	10,000	10,000

Investments	165,324	165,324

Intangible Assets, net	97,529	98,923

Other Assets	119,851	113,157
Total Assets	$5,428,762	$5,222,582

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$800,470	$686,956
Accrued compensation	216,280	209,852

Total current liabilities	1,016,750	896,808

Commitments and Contingencies (Note 6)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at November 30, 2018 and May 31, 2018
	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 9,289,267 and 8,888,011 at November 30, 2018 and May 31, 2018, respectively
	743,140	711,040
Additional paid-in-capital	21,823,416	20,843,550
Subscriptions receivable	--	(9,062)
Accumulated other comprehensive loss	(31,942)	(26,136)
Accumulated deficit	(18,122,602)	(17,193,618)
Total Shareholders' Equity	4,412,012	4,325,774
Total Liabilities and Shareholders' Equity	$5,428,762	$5,222,582

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,

	2018	2017

Cash flows from operating activities:

Net loss	$(928,984)	$(475,720)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89,013	94,133
Stock option expense	9,126	4,624
Change in provision for allowance for doubtful accounts	13,192	7,514
Inventory reserve	36,467	(343)
Increase in deferred rent liability	4,351	13,000
Changes in assets and liabilities:
Accounts receivable	(473,799)	(2,545)
Inventories	27,269	(97,204)
Prepaid expenses and other	106,706	(169,336)
Accounts payable and accrued expenses	109,163	245,393
Accrued compensation	6,428	17,134

Net cash used in operating activities	(1,001,068)	(363,350)

Cash flows from investing activities:

Purchases of property and equipment	(53,080)	(52,923)
Increase in intangible assets	(31,937)	--

Net cash used in investing activities	(85,017)	(52,923)

Cash flows from financing activities:

Proceeds from exercise of stock options	75,200	13,789
Proceeds from sale of common stock, net	936,702	--

Net cash provided by financing activities	1,011,902	13,789

Effect of exchange rate changes on cash	(5,806)	(5,168)

Net decrease in cash and cash equivalents	(79,989)	(407,652)

Cash and cash equivalents at beginning of period	1,204,903	1,225,462

Cash and cash equivalents at end of period	$1,124,914	$817,810

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$47	$37

Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

Biomerica, Inc. and Subsidiaries (“the Company”) develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company’s medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine or stool samples from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

The information set forth in these condensed consolidated financial statements is unaudited and reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the condensed consolidated results of operations of Biomerica, Inc. and Subsidiaries, for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that were made are of a normal recurring nature.

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

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as the Company’s German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At November 30, 2018 and May 31, 2018, the Company had two customers which accounted for 59.6% and one customer which accounted for 53.3%, respectively, of gross accounts receivable.  The Company had one customer which accounted for approximately 44.7% and 44.6% of consolidated sales for the six months ended November 30, 2018 and November 30, 2017, respectively.

For the six months ended November 30, 2018 and 2017, two vendors accounted for approximately 33.8% and three vendors accounted for approximately 44.2% of the purchases of raw materials, respectively.

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

Occasionally certain long-standing customers, who routinely place large orders, may have unusually large accounts receivables balances relative to the total gross accounts receivables.  Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

The approximate balances of inventories are the following at:

November 30, 2018		May 31, 2018

Raw materials	$1,071,000	$1,000,000
Work in progress	791,000	854,000
Finished products	253,000	325,000
Total	$2,115,000	$2,179,000

Reserves for inventory obsolescence are increased as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of November 30, 2018 and May 31, 2018, inventory reserves were approximately $79,000 and $52,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $28,387 and $27,913 for the three months ended November 30, 2018 and 2017, and $55,682 and $59,135 for the six months ended November 30, 2018 and 2017, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $16,665 and $17,387 for the three months ended November 30, 2018 and 2017, respectively, and $33,331 and $34,998 for the six months ended November 30, 2018 and 2017, respectively.

Share-Based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (“ASC 718“), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate.

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

The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2018:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2018	1,138,625	$1.65
Exercised	(98,500)	0.77
Cancelled or expired	(23,500)	2.56
Granted	139,000	3.62
Outstanding November 30, 2018	1,155,625	$1.94

During the six months ended November 30, 2018, options to purchase 98,500 shares of common stock were exercised at the exercise prices ranging from of $0.71 to $1.04 per share. Proceeds to the Company were $75,200. During the six months ended November 30, 2018, the Company granted 139,000 options to purchase common stock at a purchase price of $3.62 per share.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of November 30, 2018 and May 31, 2018, the allowance for returns was $0. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50 Revenue Recognition – Customer Payments and Incentives, and recognizes the cost of the product as part of cost of sales.

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

Research and Development

Research and development costs are generally expensed as incurred.

Income Taxes

       The Company has provided a valuation allowance on deferred tax assets of approximately $1,740,000 and $1,549,000 as of November 30, 2018 and May 31, 2018, respectively.

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

Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the three and six months ended November 30, 2018 was 509,101 and 534,551 respectively. The total amount of anti-dilutive options not included in the loss per share calculation for the three and six months ended November 30, 2017 was 604,118 and 551,208, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended November 30,		Three Months Ended November 30,

	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(928,984)	$(475,720)	$(477,244)	$(268,661)
Denominator for basic loss Per common share	8,995,575	8,515,499	9,061,617	8,519,784
Effect of dilutive securities:
Options	-	-	-	-
Denominator for diluted loss per common share	8,995,575	8,515,499	9,061,617	8,519,784
Basic loss per common share	$(0.10)	$(0.06)	$(0.05)	$(0.03)
Diluted loss per common share	$(0.10)	$(0.06)	$(0.05)	$(0.03)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which addresses “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended November 30, 2018. The adoption of this standard has not had a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.  During August 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended November 30, 2018. The adoption of this standard has not had a significant impact on the Company’s financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU-2016-01”).  The release affects public and private companies that hold financial assets or owe financial liabilities.  ASU 2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended November 30, 2018. The adoption of this standard has not had a significant impact on the Company’s financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 defines whether a contract is a lease. If it is a lease, the Company is required to recognize the lease assets and liabilities. ASU 2016-02 is effective for public companies for the annual periods beginning after December 15, 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  ASU 2016-15 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended November 30, 2018. The adoption of this standard has not had a significant impact on the Company’s financial statements.

On November 27, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU 2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended November 30, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the test for Goodwill Impairment (“ASU 2017-04”).  This update addresses how an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 will take effect for public companies for the fiscal years beginning after December 15, 2019. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2017-04 will have on the Company’s financial position or results of operations.

On February 15, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 will give companies the option to reclassify stranded tax effects caused by the newly-enacted U.S. Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (“ASCI”) to retained earnings.  ASU 2018-02 will take effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2018-02 will have on the Company’s financial position or results of operations.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 will be effective for public companies for December 31, 2019 financial statements and for nonpublic entities for December 31, 2020 financial statements. Early adoption is permitted, but no earlier than entity’s adoption date for ASC Topic 606, Revenue from Contracts with Customers. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2018-07 will have on the Company’s financial position or results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30, 2018	May 31, 2018

Accounts payable	$764,762	$655,599
Deferred rent	35,708	31,357
Total	$800,470	$686,956

Note 4:  Shareholders’ Equity

     As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2018, the Form 10-K report, filed with the Securities and Exchange Commission on August 29, 2018, the Form 10Q filed on October 15, 2018 and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary.  During the six months that ended November 30, 2018, the Company received approximately $927,600 in net proceeds from the sale of its common stock through this Agreement.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Six Months Ended November 30,		Three Months Ended November 30,

	2018	2017	2018	2017

Revenues from sales to unaffiliated customers:
United States	$282,000	$325,000	$140,000	$138,000
Asia	1,320,000	1,494,000	672,000	873,000
Europe	914,000	1,069,000	522,000	538,000
South America	127,000	103,000	56,000	28,000
Middle East	131,000	61,000	111,000	35,000
Other	--	6,000	--	2,000
	$2,774,000	$3,058,000	$1,501,000	$1,614,000

     No other geographic concentrations exist where net sales exceed 10% of total net sales. As of November 30, 2018 and May 31, 2018, approximately $684,000 and $657,000 of Biomerica’s gross inventory, respectively, was located in Mexicali, Mexico. As of November 30, 2018 and May 31, 2018 approximately $41,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico.

Note 6: Commitments and Contingencies

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. In November 2015, the Company signed the First Amendment to Lease to extend the lease until August 31, 2021.  The initial base rent for the lease amendment which started September 1, 2016 was $21,000 per month. As of September 1, 2018, the rent was $22,279 per month.

In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten year lease for approximately 8,100 square feet at a monthly rent of $2,926. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers. In accordance with the terms of the lease agreement, in November 2018 the rent was increased to $3,140 per month, Biomerica,Inc. is not a guarantor of such lease.

On November 6, 2018, the Company entered into a three year sales contract for the distribution of its EZ Detect product with Medline Industries, a large U.S. manufacturer and distributor of medical supplies.

Note 7: Subsequent Events

On December 20, 2018, the Company granted 385,000 options to purchase common stock to various directors and officers at the exercise price of $2.25 per share under the 2017 Stock Option and Restricted Stock Option Plan.  The shares are fully exercisable for outside directors on December 19, 2019 and for officers one quarter one year from date of grant and one quarter per year thereafter and expire ten years from date of grant.

Subsequent to November 30, 2018, the Company sold 33,390 shares of common stock under the S-3 registration statement and received net proceeds of $87,332.

Subsequent to November 30, 2018, options to purchase 2,000 shares of the Company’s common stock were exercised at a purchase price of $0.85.  Net proceeds to the Company were $1,600.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-Q MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS, AVAILABILITY OF RAW MATERIALS, THE STATE OF THE ECONOMY, RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES AND THE CONTINUED ABILITY OF THE COMPANY TO MAINTAIN THE LICENSES AND APPROVALS REQUIRED. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,500,791 for the three months ended November 30, 2018 as compared to $1,613,636 for the same period in the previous year. This represents a decrease of $112,845 or 7.0%. For the six month period ended November 30, 2018 as compared to 2017, net sales were $2,773,661 as compared to $3,058,119.  This represents a decrease of $284,458 or 9.3%. The decrease for the three month period was primarily due to lower contract manufacturing sales and lower sales to China and the decrease for the six month period was primarily due to lower contract manufacturing sales and lower sales to China and Europe. As of November 30, 2018 the Company had approximately $798,000 in backlog for sales orders, which were not shipped as of November 30, 2018 primarily due to timing of the receipt of the orders. These sales orders are expected to be fulfilled during the third fiscal quarter ending February 28, 2019.

For the three months ended November 30, 2018 as compared to November 30, 2017, cost of sales increased as a percentage of sales from 68.6% of sales, or $1,107,445, to 72.8% of sales, or $1,092,731. For the six months ended November 30, 2018 as compared to 2017, cost of sales increased as a percentage of sales from 66.6% of sales, or $2,037,357 to 73.1% of sales, or $2,028,378.  Increases to cost of goods as a percentage of sales for the three months were due to increased material costs and scrap as well as fixed costs in relationship to lower sales. Also contributing to higher cost of goods in the three month period was the product sales mix. The increase in cost of goods as a percentage of sales for the six months was primarily due to increased material costs as well as fixed costs in relationship to lower sales.

       For the three months ended November 30, 2018 compared to 2017, selling, general and administrative expenses decreased by $9,900, or 1.9%. For the six month period ended November 30, 2018 as compared to 2017, these expenses decreased by $61,686, or 6.3%. The overall decrease for both periods was primarily a result of lower consulting fees and human resource related expenses which were offset by higher costs of attending trade shows.

For the three months ended November 30, 2018, compared to 2017, research and development expenses increased by $108,968 or 40.0%. For the six month period ended November 30, 2018 as compared to 2017, these expenses increased by $212,164, or 37.8%.  The increases for both periods were primarily a result of higher legal expenses associated with intellectual property filings.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2018 and May 31, 2018, the Company had cash and cash equivalents in the amount of $1,124,914 and $1,204,903 and working capital of $3,670,761 and $3,587,221, respectively.

       During the six months ended November 30, 2018, the Company’s operations used cash of $1,001,068 as compared to $363,350 in the same period of the prior fiscal year. The cash used by operations for the six months ended November 30, 2018 was primarily a result of increased receivables of $473,799, and a net loss of $928,984, which was offset by an increase in accounts payable and accrued expenses of $109,163 and depreciation and amortization of $89,013 as compared to cash used by operations for the six months ended November 30, 2017 which resulted from a net loss of $475,720 and increased prepaids of $169,336 which were offset by $245,393 in increased payables and accrued expenses and $94,133 in depreciation and amortization.  Cash used in investing activities in the six months ended November 30, 2018 was $85,017, $53,080 of which was for purchases of property and equipment as compared to the six months ended November 30, 2017 during which cash used for property and equipment was $52,923.  Cash provided by financing activities for the six months ended November 30, 2018 was a result of the exercise of stock options of $75,200 and for proceeds from the sale of common stock of $936,702 compared to $13,789 in the prior fiscal year from the exercise of stock options.

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

As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2018, the Form 10-K report, filed with the Securities and Exchange Commission on August 29, 2018, the Form 10Q filed on October 15, 2018 and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary.  During six months that ended November 30, 2018, the Company received approximately $927,600 in net proceeds from the sale of its common stock through this Agreement.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, and inventory reserve. The Company has adopted ASU 2014-09, Revenue from Contracts with Customers.  This standard has not had a significant impact on the Company’s financial statement. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; additional governmental tariffs or other fees imposed by the U.S. government for the export of goods to China or other countries; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributors-the loss of certain of these distributors could lead to significantly reduced sales, which have been increasing. This could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; high balances carried on accounts receivables from concentrated customers could result in write-offs of accounts receivable; and the costs of recalls, should such occasion arise.  All these factors make it difficult to predict operating results for any particular period.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.

We held our Annual Meeting of Stockholders on December 12, 2018, to consider and vote on the proposals set forth in our proxy statement filed with the Securities and Exchange Commission on September 28, 2018. Please refer to the Form 8-K filed on December 14, 2018 for a description of the results of the meeting.

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

Date: January 14, 2019
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Director, Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2019
	By:	/S/ Janet Moore
Janet Moore
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)