Form 10-Q
period 2019-02-28
BIOMERICA INC
filed 2019-04-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

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

           Large Accelerated Filer [_]           Accelerated Filer [_]

           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  9,667,188 shares of common stock, par value $0.08, as of April 15, 2019.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 28, 2019 and February 28, 2018	1

	Condensed Consolidated Balance Sheets (unaudited) February 28, 2019 and (audited) May 31, 2018	2

	Consolidated Statements of Shareholders’ Equity (unaudited) - Nine months ended February 28, 2019	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended February 28, 2019 and February 28, 2018	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II	Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures	17

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28 2018

Net sales	$4,034,822	$4,433,785	$1,261,161	$1,375,666
Cost of sales	(2,923,615)	(2,947,652)	(895,237)	(910,295)
Gross profit	1,111,207	1,486,133	365,924	465,371

Operating Expense:
Selling, general and administrative	1,488,890	1,409,164	576,070	434,658
Research and development	1,270,288	914,581	497,102	353,559
Total operating expenses	2,759,178	2,323,745	1,073,172	788,217

Loss from operations	(1,647,971)	(837,612)	(707,248)	(322,846)

Other Income (Expense):
Dividend and interest income	40,288	39,438	28,502	355
Interest expense	(47)	(37)	--	--
Total other income	40,241	39,401	28,502	355
Loss before income taxes	(1,607,730)	(798,211)	(678,746)	(322,491)
Provision for income taxes	--	--	--	--
Net loss	$(1,607,730)	$(798,211)	$(678,746)	$(322,491)
Basic net loss per common share	$(0.18)	$(0.09)	$(0.07)	$(0.04)
Diluted net loss per common share	$(0.18)	$(0.09)	$(0.07)	$(0.04)

Weighted average number of common and common equivalent shares:
Basic	9,103,225	8,529,009	9,322,549	8,556,480
Diluted	9,103,225	8,529,009	9,322,549	8,556,480

Net loss	$(1,607,730)	$(798,211)	$(678,746)	$(322,491)

Other comprehensive loss, net of tax:
Foreign currency translation	(7,385)	(6,308)	(1,579)	(1,140)

Comprehensive loss	$(1,615,115)	$(804,519)	$(680,325)	$(323,631)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2019 (unaudited)	May 31, 2018 (audited)

Assets

Current Assets:
Cash and cash equivalents	$917,935	$1,204,903
Accounts receivable, less allowance for doubtful accounts of $70,887 and $57,695 as of February 28, 2019 and May 31, 2018, respectively	1,077,475	799,940
Inventories, net	2,080,284	2,178,777
Prepaid expenses and other	253,637	300,409
Total current assets	4,329,331	4,484,029

Property and Equipment, net of accumulated depreciation and amortization of $1,739,246 and $1,661,128 as of February 28, 2019 and May 31, 2018, respectively	345,978	351,149

Deferred Tax Assets	10,000	10,000

Investments	165,324	165,324

Intangible Assets, net	95,153	98,923

Other Assets	122,141	113,157
Total Assets	$5,067,927	$5,222,582

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$889,702	$686,956
Accrued compensation	223,754	209,852

Total current liabilities	1,113,456	896,808

Commitments and Contingencies (Note 6)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at February 28, 2019 and May 31, 2018	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 9,333,657 and 8,888,011 at February 28, 2019 and May 31, 2018, respectively
	746,691	711,040
Additional paid-in-capital	22,049,039	20,843,550
Subscriptions receivable	(6,390)	(9,062)
Accumulated other comprehensive loss	(33,521)	(26,136)
Accumulated deficit	(18,801,348)	(17,193,618)
Total Shareholders' Equity	3,954,471	4,325,774
Total Liabilities and Shareholders' Equity	$5,067,927	$5,222,582

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited) Nine Months Ended February 28, 2019
					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Subscriptions Receivable		Accumulated Deficit	Total
	Shares	Amount

Balances, May 31, 2018	8,888,011	$711,040	$20,843,550	$(9,062)	$(26,136)	$(17,193,618)	$4,325,774

Exercise of stock options	109,500	8,760	74,230	--	--	--	82,990

Net proceeds from sales of Common stock	336,146	26,891	984,745	--	--	--	1,011,636

Stock subscription receivable	--	--	--	2,672	--	--	2,672

Foreign currency translation	--	--	--	--	(7,385)	--	(7,385)

Compensation expense in connection with options granted	--	--	146,514	--	--	--	146,514

Net loss	--	--	--	--	--	(1,607,730)	(1,607,730)

Balances, February 28, 2019	9,333,657	$746,691	$22,049,039	$(6,390)	$(33,521)	$(18,801,348)	$3,954,471

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended

	February 28, 2019	February 28, 2018

Cash flows from operating activities:

Net loss	$(1,607,730)	$(798,211)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	128,114	139,864
Stock option expense	146,514	10,927
Change in allowance on accounts receivable	13,192	4,357
Inventory reserve	7,249	(465)
Increase in deferred rent liability	5,360	12,454
Changes in assets and liabilities:
Accounts receivable	(290,727)	(101,979)
Inventories	91,244	(224,069)
Prepaid expenses	46,772	(144,850)
Other assets	(8,984)	31,825
Accounts payable and accrued expenses	197,386	198,044
Accrued compensation	13,902	19,935

Net cash used in operating activities	(1,257,708)	(852,168)

Cash flows from investing activities:

Purchases of property and equipment	(72,947)	(74,303)
Increase in intangibles	(46,226)	--

Net cash used in investing activities	(119,173)	(74,303)

Net cash flows from financing activities:

Net proceeds from sales of common stock	1,011,636	285,733
Proceeds from exercise of stock options	82,990	18,614
Common stock subscribed	2,672	--

Net cash provided by financing activities	1,097,298	304,347

Effect of exchange rate changes in cash	(7,385)	(6,308)

Net decrease in cash and cash equivalents	(286,968)	(628,432)

Cash and cash equivalents at beginning of period	1,204,903	1,225,462

Cash and cash equivalents at end of period	$917,935	$597,030

Non-cash investing and financing activities:

Subscriptions receivable	$6,390	$32,999

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:

Interest	$47	$37

Income taxes	$--	$800

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

     Biomerica, Inc. and Subsidiaries (the “Company”) develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. The Company’s medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine or stool samples from patients in the diagnosis of various diseases and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations.

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

The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2018 was derived from the audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 29, 2018 for the fiscal year ended May 31, 2018. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

     The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At February 28, 2019 and May 31, 2018, the Company had one customer which accounted for 56.4% and one customer which accounted for 53.3%, respectively, of gross accounts receivable. The Company had one customer which accounted for approximately 46.8% and 44.0%, of consolidated sales for the nine months ended February 28, 2019 and February 28, 2018, respectively.

     For the nine months ended February 28, 2019 and 2018, two vendors accounted for approximately 33.4% and 24.2%, of the purchases of raw materials, respectively.

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

Occasionally certain long-standing customers, who routinely place large orders, may have unusually large accounts receivable balances relative to the total gross accounts receivable.  Management monitors these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

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

The approximate balances of inventories are the following at:

February 28, 2019		May 31, 2018

Raw materials	$1,036,000	$1,000,000
Work in progress	832,000	854,000
Finished products	212,000	325,000
Total	$2,080,000	$2,179,000

       Reserves for inventory obsolescence are reduced as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of February 28, 2019 and May 31, 2018, inventory reserves were approximately $50,000 and $52,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $22,436 and $28,344 for the three months ended February 28, 2019 and 2018, and $78,118 and $87,479 for the nine months ended February 28, 2019 and 2018, respectively.

Intangible Assets

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights and licenses, and 17 years for patents. Amortization amounted to $16,666 and $17,387 for the three months ended February 28, 2019 and 2018, respectively, and $49,996 and $52,385 for the nine months ended February 28, 2019 and 2018, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 28, 2019:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2018	1,138,625	$1.65
Granted	524,000	2.61
Exercised	(109,500)	0.77
Cancelled or expired	(44,250)	2.12
Outstanding February 28, 2019	1,508,875	$2.04

During the nine months ended February 28, 2019, options to purchase 109,500 shares of common stock were exercised at prices ranging from $0.71 to $1.04 per share.  Proceeds to the Company were $82,990. During the nine months ended February 28, 2019, the Company granted 524,000 options to purchase common stock at an average purchase price of $2.61.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. An allowance is established when necessary for estimated returns as revenue is recognized. As of February 28, 2019 and May 31, 2018, the allowance for returns was $0. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer. The Company accounts for these free products in accordance with ASC 605-50 “Revenue Recognition – Customer Payments and Incentives”, and recognizes the cost of the product as part of cost of sales.

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

Income Taxes

       The Company has provided a valuation allowance on deferred income tax assets of approximately $1,881,000 and $1,549,000 as of February 28, 2019 and May 31, 2018, respectively.

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

Net Loss Per Share

Basic losses per share are computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the loss per share calculation for the three and nine months ended February 28, 2019 was 393,865 and 592,080, respectively. The total amount of anti-dilutive options not included in the loss per share calculation for the three and nine months ended February 28, 2018 was 597,645 and 569,915, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

	Nine Months Ended February 28,		Three Months Ended February 28,

	2019	2018	2019	2018
Numerator:
Net loss	$(1,607,730)	$(798,211)	$(678,746)	$(322,491)
Denominator for basic loss per common share	9,103,225	8,529,009	9,322,549	8,556,480
Effect of dilutive securities:
Options and warrants	-	-	-	-
Denominator for diluted loss per common share	9,103,225	8,529,009	9,322,549	8,556,480
Basic net loss per common share	$(0.18)	$(0.09)	$(0.07)	$(0.04)
Diluted net loss per common share	$(0.18)	$(0.09)	$(0.07)	$(0.04)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning December 15, 2016, and early adoption is not permitted.  During August 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended February 28, 2019. The adoption of this standard has not had a significant impact on the Company’s financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU-2016-01”).  The release affects public and private companies that hold financial assets or owe financial liabilities.  ASU 2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended February 28, 2019. The adoption of this standard has not had a significant impact on the Company’s financial statements.

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

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  ASU 2016-15 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended February 28, 2019. The adoption of this standard has not had a significant impact on the Company’s financial statements.

On November 27, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU 2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the period ended February 28, 2019. The adoption of this standard has not had a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the test for Goodwill Impairment (“ASU 2017-04”).  This update addresses how an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 will take effect for public companies for the fiscal years beginning after December 15, 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2017-04 will have on the Company’s financial position or results of operations.

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

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 will be effective for public companies beginning after December 15, 2018. Early adoption is permitted, but no earlier than entity’s adoption date for ASC Topic 606, Revenue from Contracts with Customers. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2018-07 will have on the Company’s financial position or results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expenses consist of the following at:

	February 28, 2019	May 31, 2018

Accounts payable and accrued expenses	$852,985	$655,599
Deferred rent	36,717	31,357
Total	$889,702	$686,956

Note 4:  Shareholders’ Equity

          As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 16, 2018, the Form 10-K report, filed with the Securities and Exchange Commission on August 29, 2018, the Form 10Q filed on October 15, 2018, the Form 10Q filed on January 14, 2019 and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”), whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary.  During the nine months that ended February 28, 2019, the Company received $1,011,636 in net proceeds from the sale of its common stock through this Agreement.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows

	Nine Months Ended		Three Months Ended

	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Revenues from sales to unaffiliated customers:
United States	$423,000	$533,000	$141,000	$208,000
Asia	1,973,000	2,112,000	653,000	626,000
Europe	1,330,000	1,562,000	416,000	485,000
South America	129,000	106,000	2,000	3,000
Middle East	180,000	115,000	49,000	54,000
Other	--	6,000	--	--
	$4,035,000	$4,434,000	$1,261,000	$1,376,000

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

     As of February 28, 2019 and May 31, 2018, approximately $623,000 and $657,000, of Biomerica’s gross inventory and approximately $39,000 and $41,000, of Biomerica’s property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

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

In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten year lease for approximately 8,100 square feet at a monthly rent of $2,926. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers. In accordance with the terms of the lease agreement, in November 2018 the rent was increased to $3,140 per month. Biomerica, Inc. is not a guarantor of such lease.

On November 6, 2018, the Company entered into a three year sales contract for the distribution of its EZ Detect product with Medline Industries, a large U.S. manufacturer and distributor of medical supplies.

On February 22, 2019, the Company entered into a consulting agreement with an individual to provide investor relations consulting services for a fee of $2,000 per month. The fee will be reviewed after a six-month period. The contract is for a period of twelve months, but is cancellable at any time after the initial three-month period.

     On February 5, 2019, the Company entered into commission agreements with an independent contractor for the purpose of obtaining sales of its EZ Detect product in the territories of Vietnam, the United Arab Emirates and Russia. The agreements are for a period of forty eight months but are cancellable if certain preset sales minimums are not met within the first six months after the date of the agreement.

     On December 17, 2018, the Company entered into an agreement with a Company for the purpose of procuring and assisting in transactions related to its EZ Detect product with the People’s Republic of China.  The contract is for a period of twelve months, cancellable by either party with forty five days written notice. The contract specifies 2.5-6% success fees and milestone payments upon certain events transpiring.

     On January 23, 2019, the Company entered into a non-exclusive advisory agreement with a Company to promote the Company to new investors for a period of ninety days.

Note 7:  Subsequent Events

     Subsequent to February 28, 2019, options to purchase 44,000 shares of the Company’s common stock were exercised. Net proceeds were approximately $31,520.

     Subsequent to February 28, 2019, the Company sold 289,531 shares of its common stock under the S-3 registration statement and received net proceeds of approximately $768,014.

     On April 8, 2019, the Company announced that the United States Patent and Trademark Office (“USPTO”) has issued a Notice of Allowance for Biomerica’s first U.S. patent pertaining to the Company’s InFoods® family of products that allow for revolutionary new treatment options for patients suffering from Irritable Bowel Syndrome (“IBS”) and other gastrointestinal diseases.  Please refer to the report filed on Form 8-K with the Securities and Exchange Commission on April 9, 2019.

     On March 12, 2019, the Company entered into a contract with an institution to conduct an Endpoint Determination Study on the Company’s Infoods test. The institution shall invoice the Company monthly for its services with a maximum cost for services of $192,240.  On March 1, 2019, the Company also entered into an agreement with the same institution for a Specimen Collection Study on the Company’s HP Stool antigen test with costs being invoiced monthly and a maximum cost of $95,050. Both contracts start on the date of the contract and terminate on trial completion.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,261,161 for the three months ended February 28, 2019 as compared to $1,375,666 for the period ended February 28, 2018. This represents a decrease of $114,505, or 8.3%. For the nine month periods ended February 28, 2019 as compared to February 28, 2018, net sales were $4,034,822 as compared to $4,433,785, a decrease of $398,963, or 9.0%. The decrease for the three month period was primarily due to lower sales to China and the decrease for the nine month period was primarily due to lower contract manufacturing sales and lower sales to China and Europe.

     For the three months ended February 28, 2019 as compared to the three months ended February 28, 2018, cost of sales increased as a percentage of sales from 66.2% of sales, or $910,295, to 71.0% of sales, or $895,237.  For the nine months ended February 28, 2019 as compared to February 28, 2018, cost of sales as a percentage of sales increased from 66.5% of sales, or $2,947,652 to 72.5% of sales, or $2,923,615.  Increases to cost of goods as a percentage of sales for the three and nine months were due to increased material costs, a larger percent of expenses being capitalized into inventory as of February 28, 2018 as well as fixed costs in relation to lower sales during the quarter and nine months ended February 28, 2019.

         For the three months ended February 28, 2019 compared to February 28, 2018, selling, general and administrative expenses increased by $141,412, or 32.5%. For the nine months ended February 28, 2019 as compared to February 28, 2018, general and administrative expenses increased by $79,726, or 5.7%. The increase for the quarter and nine months ended February 28, 2019 as compared to February 28, 2018, was primarily due to an increase of non-cash option expense of approximately $132,000 in the quarter ended February 28, 2019 as compared to February 28, 2018, which was offset by higher consulting fees and wages in fiscal 2018.

         For the three months ended February 28, 2019 as compared to February 28, 2018, research and development expenses increased by $143,543, or 40.6%. For the nine month period ended February 28, 2019 as compared to February 28, 2018, these expenses increased by $355,707, or 38.9%.  The increases for both periods were due primarily to expenditures related to new products,  which included, higher patent legal fees as a majority of the Company’s intellectual property is moving into international (nationalization phase) filing for patent protection, clinical studies being performed, research and development on future products and  development work on improving current products.

         For the three and nine months ended February 28, 2019 as compared to February 28, 2018, other income increased by $28,147 and $840, respectively. The increase in the quarter ended February 28, 2019 was primarily due to timing of dividends received from the Polish distributor in which the Company owns approximately 6%.

LIQUIDITY AND CAPITAL RESOURCES

       As of February 28, 2019 and May 31, 2018, the Company had cash and cash equivalents in the amount of $917,935 and $1,204,903 and working capital of $3,215,875 and $3,587,221, respectively.

       During the nine months ended February 28, 2019, the Company’s operations used cash of $1,257,708 compared to $852,168 in the same period of the prior fiscal year. Cash used in operations in fiscal 2019 was primarily a result of the net loss of $1,607,730, increases of $290,727 in accounts receivables which were offset by a $197,386 increase in accounts payable, and non-cash expenses of depreciation and amortization of $128,114 and stock option expense of $146,514. In the period ended February 28, 2018, cash used in operations was primarily a result of a net loss of $798,211, an increase in accounts receivable of $101,979, an increase in prepaids of $144,850 and an increase in inventory of $224,069 which was offset by an increase in accounts payables and accrued expenses of $198,044. Cash used in investing activities in the nine months ended February 28, 2019 was $72,947 for the purchase property and equipment and $46,226 for the increase in intangibles compared to the nine months ended February 28, 2018, of $74,303 for the purchase of property and equipment. The Company received $1,011,636 in cash from the sale of common stock through an S-3 registration statement in fiscal 2019 compared to $285,733 received in fiscal 2018. In fiscal 2019, the Company received $82,990 from the exercise of stock options as compared to $18,614 from the exercise of stock options during the nine month period ended February 28, 2018.

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

     On April 8, 2019, the Company announced that the United States Patent and Trademark Office (“USPTO”) has issued a Notice of Allowance for Biomerica’s first U.S. patent pertaining to the Company’s InFoods® family of products that allow for revolutionary new treatment options for patients suffering from Irritable Bowel Syndrome (“IBS”) and other gastrointestinal diseases.  Please refer to the report filed on Form 8-K with the Securities and Exchange Commission on April 9, 2019.

     As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 16, 2018, the Form 10-K report, filed with the Securities and Exchange Commission on August 29, 2018, the Form 10Q filed on October 15, 2018, the Form 10Q filed on January 14, 2019 and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”), whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary.  During the nine months that ended February 28, 2019, the Company received $1,011,636 in net proceeds from the sale of its common stock through this Agreement and has subsequently sold an additional 289,531 shares and received approximately $768,014 in net proceeds.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, and inventory reserve. The Company has adopted ASU 2014-09, “Revenue from Contracts with Customers”.  This standard has not had a significant impact on the Company’s financial statement. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  None.

Item 1A. RISKS FACTORS.

     You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings such as the Form S-3 and Prospectus Supplement filed in June and December 2017, respectively. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in recent history that may affect the general economic climate and performance of Biomerica, Inc. or its customers. Our results may fluctuate adversely as a result of many factors that are outside our control, which may negatively impact our stock price. Sales of our common stock in the public market could lower the market price for our common stock and the price of our stock could fluctuate unpredictably in response to various factors.  The Company does not anticipate paying dividends in the foreseeable future, which could affect the market price of the stock.

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

Date: April 15, 2019
	By:	/S/ Zackary Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2019
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)