Form 10-K
period 2019-05-31
BIOMERICA INC
filed 2019-08-29
CIK 73290

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2019 or

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 7,117,406 shares held by non-affiliates and the closing price of $2.81 per share for Common Stock in the over-the-counter market as of November 30, 2018): $19,999,911.

Indicate the number of shares outstanding of each of the registrant's common stock, par value $0.08, outstanding as of August 29, 2019:

 9,768,813.

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2019. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

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

The Company develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and medical conditions. Our medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine, or fecal specimens from patients in the diagnosis of various diseases and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

We primarily focus on products for gastrointestinal diseases, food intolerances, diabetes and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Our products are CE marked and/or sold for diagnostic use around the world where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the U.S. by the U.S. Food and Drug Administration (“FDA”).

Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office (the point of care), rather than in the clinical laboratory. One of our objectives has been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation. Our over-the-counter and professional rapid diagnostic products help to manage existing medical conditions and may save lives through early detection and prompt diagnosis. In the past, tests of this kind required the services of medical technologists and sophisticated instrumentation. Frequently, results were not available until at least the following day. We believe that rapid point of care tests can be as accurate as laboratory tests when used properly, require limited to no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

 Biomerica maintains its headquarters in Irvine, California where it houses administration, product development, sales and marketing, customer services and some manufacturing operations.  Biomerica also maintains manufacturing and assembly operations in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.   The Company expends considerable funds in research and development of certain new products that diagnose and, in certain cases, are designed to be used as a therapy for several major medical diseases. These products are both internally developed and licensed from others. We utilize experienced technical personnel to improve existing products, develop new products and evaluate and implement technology technical transfers activities. We are currently pursuing the development of multiple tests for the gastrointestinal market.

PRODUCTION

Most of our diagnostic test kits are manufactured and/or assembled at our facilities in Irvine, California and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico in fiscal 2003 and moved a significant portion of our diagnostic production (primarily our packaging and assembly) to that facility.

Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA and international regulations.

Our manufacturing operations and facilities are regulated by the FDA Good Manufacturing Practices for medical devices. We have an internal Quality department that monitors and evaluates product quality and output. We also have an internal Quality Systems department whose goal is to ensure that our operating procedures are in compliance with current FDA, CE Mark and International Organization for Standardization (“ISO”) regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for most critical raw materials and are working to procure alternate sources for the few that we do not have. Based on our experience, we do not believe that material availability in the foreseeable future will be a problem.

RESEARCH AND DEVELOPMENT

We are currently developing and pursuing the regulatory approval of two tests for the gastrointestinal market.  Our increase in research and development spending is due to our focus on these tests and studies to demonstrate the feasibility of possible FDA clearance for such tests. The Company also utilizes technical personnel to conduct other development activities and improve existing products, as well as explore potential new technologies that the Company may wish to develop. Research and development expenses include the costs of materials, supplies, personnel, consultants, legal fees, facilities and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2019 and 2018 aggregated $1,679,098, and $1,398,368, respectively.

The Company has developed a unique diagnostic guided therapy (DGT) that is designed to allow physicians to identify patient-specific foods (e.g. pork, milk, onions, sugar, chickpeas, etc.), that when removed from the diet, may alleviate or improve an individual's symptoms of IBS. This product is called InFoods® IBS and is currently is in clinical studies at Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, and at the University of Michigan. The United States Patent and Trademark Office (USPTO) has issued the Company a patent for the InFoods® IBS product. Further, we are also developing, and have filed patents for other diseases in the InFoods® family of products, which include:  Functional Dyspepsia, Crohn’s Disease, Ulcerative Colitis and Gastroesophageal reflux disease (GERD).

The Company is also in clinical studies to evaluate the performance of its new and proprietary Helicobacter pylori (H. pylori) test.  The clinical studies are being conducted at the University of Southern California (USC), a European University and several other U.S. locations. The patient clinical studies are expected to take less than 6 months to complete. The Company will then need to complete the analytical studies and prepare for submission to the FDA and plans to utilize a 510(k) pathway clearance of the test. Biomerica’s test is designed to increase the sensitivity and specificity of H. pylori testing and monitoring of treatment.

We are planning to pursue a de novo 510(k) clearance with the FDA rather than a Premarket Approval Application (“PMA”) for the InFoods® IBS product. De novo clearance is typically faster and less expensive than the PMA route, which is the most stringent type of device marketing application required by the FDA. We expect to submit the H. pylori product using a 510(k) application.

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

We have recently added a director of sales and marketing for Europe and South America who is headquartered in Germany.  This new director joins Biomerica with 22 years of experience selling and marketing Diagnostic and Life Science products across multiple diagnostics technologies and disciplines. She possesses broad international business experience, with communication skills in German, English, Spanish, French and Portuguese, and scientific and technical understanding of gastrointestinal diagnostic products. She also has strong relationships with key strategic entities in Europe, Eastern Europe, Latin America, Canada and U.S. that we believe will help Biomerica add new distributors for existing products, and add new product-lines for future distribution by the Company. In her previous role, this director managed relationships that accounted for approximately 50% of the employer Group’s sales.

We rely on affiliated and unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point of care testing (physicians' offices and over-the-counter drug stores).

For the years ended May 31, 2019 and 2018, the Company had two distributors and one distributor which accounted for 46.3% and 43.3%, respectively, of net consolidated sales.

BACKLOG

At May 31, 2019 and 2018, Biomerica had a backlog of unshipped orders of approximately $207,000 and $268,000 respectively.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that the Company may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the year ended May 31, 2019, one vendor accounted for 23.8% of our purchases of raw materials. For the year ended May 31, 2018, two vendors accounted for 27.7% of our purchases of raw materials.

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

The primary competitive factors affecting the sale of diagnostic products are uniqueness, technology, quality of product, performance, price, service and marketing. We believe we compete primarily on the basis of the uniqueness of our products, the quality of our products, the speed of our test results, our patent position, our pricing and our prompt shipment of orders. We offer a broader range of products than many competitors of comparable size, but have had limited marketing capability. We are working on expanding this capability through marketing and strategic cooperation with larger companies and distributors as well as hiring new marketing and sales expertise.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Approval of the license requires that we be in compliance with QSR, labeling and MDR regulations. Our current license expires on December 31, 2019. These licenses are renewed periodically, and to date we have never failed to obtain a renewal.

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

Biomerica's Quality Management System is in compliance with the EN ISO 13485:2016. EN ISO 13485:2016 is an internationally recognized standard in which companies establish their methods of operation and commitment to quality.

SEASONALITY OF BUSINESS

The businesses of the Company and its subsidiaries have not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

Year Ended May 31	2019	2018
Europe	$1,694,000/32.6%	$2,023,000/36.4%
United States	523,000/10.1%	685,000/12.3%
Asia	2,514,000/48.3%	2,506,000/45.0%
S. America	256,000/4.9%	214,000/3.8%
Middle East	214,000/4.1%	132,000/2.4%
Other foreign	-- %	4,000/0.1%
Total Sales	$5,201,000/100%	$5,564,000/100%

We recognize that our foreign sales could be subject to some special or unusual risks, which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations, terrorism, tariffs and import restrictions all could impact sales within certain foreign countries. In addition, these factors could also impact the ability of the Company to collect foreign accounts receivable. Foreign countries have licensing requirements applicable to the sale of diagnostic products, which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States. Foreign diagnostic sales at Biomerica are made primarily through a network of approximately 100 independent distributors in approximately 65 countries.

INTELLECTUAL PROPERTY

We regard the protection of our methodologies, designs, product formulations, manufacturing processes, diagnostic procedures,  copyrights, service marks, trademarks and trade secrets as important to our future success. We rely on a combination of copyright, trademark, patents, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with most of our fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, patents or copyrighted material, to third parties. While we attempt to ensure that the quality of our product brands is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

BRANDS, TRADEMARKS, PATENTS, LICENSES

We registered the tradenames "Fortel", "Isletest", and "GAP" with the Office of Patents and Trademarks on December 31, 1985. We registered the tradename “InFoods” on December 24, 2016. Our unregistered tradenames are "EZ-Detect", "EZ-H.P." and "EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. Biomerica has acquired from third parties the rights to manufacture and sell certain products. In some cases, royalties are paid on the sales of these products. Biomerica anticipates that it will license or purchase the rights to other products or technologies in the future.  Biomerica has filed twenty-two provisional patent applications with regard to new tests to identify possible triggers for causing specific symptoms to multiple diseases.  The International Search Authority (ISA) has deemed that for one of Biomerica’s patents pertaining to Irritable Bowel Syndrome (IBS), all the International Patent Application claims for its composition and methods to identify trigger foods for IBS are novel and non-obvious.

The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. In addition, there can be no assurance that Biomerica is not violating any third-party patents.

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

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $19,000 is included in cost of sales for this agreement for the years ended May 31, 2019 and 2018. Sales of products manufactured under this agreement comprises approximately 2.9% and 2.6% of total sales for the years ended May 31, 2019 and 2018, respectively. The Company may license other products or technology in the future as it deems necessary or opportunistic for conducting business.

U.S. PATENT ALLOWANCE

The United States Patent and Trademark Office (USPTO) has issued a Notice of Allowance for Biomerica’s first U.S. patent pertaining to the Company’s InFoods® IBS product. Specifically, this allowed application (#15/526,240) contains numerous claims that broadly cover a product that enables physicians to identify patient specific foods (e.g. pork, milk, shrimp, broccoli, chickpeas, etc.), that when removed, may alleviate or improve an individual's IBS symptoms, including but not limited to constipation, diarrhea, bloating, pain and indigestion. This patent is the first US patent allowed for the InFoods® IBS product, providing patent protection for InFoods® IBS in the U.S. until November, 2035. The Company is pursuing patents for the InFoods® platform technology in several other disease states as well as increasing the coverage for the IBS product.

EMPLOYEES

As of May 31, 2019 and 2018, the Company employed 39 employees. Various employees listed in the production department also perform research and development duties as a routine function of their job. The Company also employed four people in 2019 and three people in 2018 who are working on a contractual basis. The following is a breakdown between departments:

	2019	2018
Administrative	4	5
Research and Development	8	6
Marketing & Sales	4	3
Production and Operations	23	25
Total	39	39

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

•      regulatory clearance;

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

The Company is required to obtain certification in many countries and the European community to sell its products in those countries.  There is no assurance that the Company will be able to retain its certification in the future.

Since a large part of the Company’s sales are to distributors in Europe, China and other countries, the loss of this certification in any of the countries could materially adversely affect the results of the Company.

The Company has a significant investment in its manufacturing facility in Mexico through its subsidiary, Biomerica de Mexico.  There is significant risk in operating facilities in a foreign country and there is the possibility that there may be costs involved with these risks that we cannot foresee at this time.

We use hazardous materials in our research and production that may result in unexpected and substantial claims against us relating to handling, storage or disposal.

The risk of accidental contamination or injury from these materials cannot be completed eliminated. In the event of such an accident, the Company could be held liable for any harm or damages that result and any such liability could exceed the resources of the Company.  The Company may incur substantial costs to comply with environmental regulations.

If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, or alter their interpretation of the requirements of such existing regulations, such environmental and safety regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs, restrictions or compliance procedures on our business. In addition, because of the nature of the penalties provided for in some of these environmental and safety regulations, we could be required to pay sizable fines, penalties or damages in the event of noncompliance with regulations and environmental laws. Any environmental or safety violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages that are not covered by insurance.

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

There is also no guarantee that our new products, including our InFoods® IBS products, will get approval and be well accepted into the marketplace.

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

As of the years ended May 31, 2019 and 2018, the Company had two customers which accounted for 46.3% and 43.3%, respectively, of consolidated net sales. As of May 31, 2019, the Company had two customers who accounted for 68.1% of gross accounts receivable.  As of May 31, 2018, the Company had one customer which accounted for 53.3% of gross accounts receivable. The loss of these sales to these accounts could adversely impact the results of the Company.  In addition, losses on the accounts receivable could negatively impact the Company. The Company also has key distributors in Europe, the loss of which could adversely impact sales and results.

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

We need to continue to raise additional funds to finance our future capital or operating needs, which could have adverse consequences on our operations and the interests of our stockholders.

We need to continue to raise funds through public or private debt or sale of equity to achieve our business strategy. When we raise funds or acquire other technologies or businesses through issuance of equity, this dilutes the interests of our stockholders. Moreover, the availability of additional capital, whether debt or equity from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and industry or market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources on favorable terms, if at all. We can give no assurance as to the terms or availability of additional capital.

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

There is no assurance that the results of the clinical trials will be positive.  A negative clinical trial could affect our ability to obtain regulatory clearances and/or potential licensing partners.

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

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include tariffs or modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Affordable Healthcare Act ("AHA") in the U.S. Although we cannot fully predict the many ways that healthcare reform might affect our business. It is unclear whether and to what extent, if at all, other anticipated developments, including changes due to new presidential administration priorities, or changes resulting from healthcare reform, such as a change in the number of people with health insurance, may impact us.

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

There is a risk that our measures to protect our systems from cyber attack are not sufficient to avoid attacks by new sources and methods.

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

•      compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including U.S. laws such as import/export limitations, the Foreign Corrupt Practices Act, and local laws;

•      tariffs or other barriers as we continue to expand into new countries and geographic regions, especially related to China as tariffs are changing constantly;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company leases its office facilities. At May 31, 2019, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016. The Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. The initial base rent for the lease extension is $21,000 per month, increasing to $23,637 through August 31, 2021. The rent is currently $22,279 per month.  The security deposit of $22,080 remains the same.  In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926/month. The Company has one 10-year option to renew at the end of the initial lease period. The rent is currently $3,140 per month.  Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, its Germany subsidiary.

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

	Bid Prices
	High	Low
Quarter ended:
May 31, 2019	$3.43	$2.15
February 28, 2019	$2.90	$1.60
November 30, 2018	$3.78	$2.51
August 31, 2018	$4.30	$3.37
May 31, 2018	$4.73	$3.33
February 28, 2018	$9.32	$3.30
November 30, 2017	$3.85	$2.62
August 31, 2017	$2.90	$2.30

As of May 31, 2019, the number of holders of record of Biomerica's common stock was approximately 815, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock.

The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

On June 30, 2017, the Company filed an S-3 Registration Statement primarily for the purposes of raising capital to support is research, development and intellectual property projects. The statement became effective on July 20, 2017. A prospectus was filed December 1, 2017 which stated that up to $7,000,000 of funds would be raised from time to time under the S-3 Registration Statement with B. Riley, FBR, acting as the agent for these transactions. As of May 31, 2019, a total of $3,054,072 in net proceeds had been raised.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2019.

The table below provides information relating to our equity compensation plans as of May 31, 2019:

			Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options

Equity compensation
Plans approved	1,145,729	$2.07	266,041
by Securities holders

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

RESULTS OF OPERATIONS

Our consolidated net sales were $5,200,682 for fiscal 2019 compared to $5,564,185 for fiscal 2018. This represents a decrease of $363,503, or 6.5%. The primary reasons for the sales decrease was a result of decreased sales in Europe ($328,356) and the U.S. ($162,031) which were offset by increases in other areas such as South America ($42,000) and the Middle East ($82,000). The decrease in sales in Europe was primarily due to a decrease of certain kits sold in Italy and the decrease in the U.S. was a result of lower purchases by drug stores which did not do screening programs utilizing the EZ Detect product compared to the prior fiscal year.

Consolidated cost of sales in fiscal 2019 as compared to fiscal 2018 increased from $3,809,785 to $3,908,668, or by $98,883. The percentage of cost of sales relative to sales increased from 68.5% to 75.2%, due to various factors, primarily due to increased material costs, a larger percent of expenses being capitalized into inventory at May 31, 2018 we well as fixed costs in relationship to lower sales during the year ended May 31, 2019.

Consolidated selling, general and administrative costs increased in fiscal 2019 as compared to fiscal 2018 from $1,837,787 to $2,025,706, or by $187,919, or 10.2%. The increase was due to increases in sales and marketing expenses due to the hiring of a Director of Sales and Marketing in Europe and an increase in administrative expenses due to a non-cash option expense of $143,299 in fiscal 2019 compared to $14,613 in the prior fiscal year.

Consolidated research and development expense was $1,679,098 in fiscal 2019 as compared to $1,398,368 in fiscal 2018, an increase of $280,730, or 20.1%, primarily as a result of increased costs related to the possible FDA clearance of new gastrointestinal products and feasibility. See “Research and Development” for a more extensive description of the research being conducted.

Interest expense remained constant in fiscal 2019 at $47 as compared to $37 in fiscal 2018. Interest and dividend income decreased from $47,764 to $44,014.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2019, the Company had cash and cash equivalents in the amount of $686,785 as compared to $1,204,903 of cash and cash equivalents as of May 31, 2018.  As of May 31, 2019, and 2018, the Company had working capital of $3,230,536, and $3,587,221, respectively.

Operating Activities

During fiscal 2019, cash used in operating activities was $2,224,039 as compared to $1,174,217 in fiscal 2018. The factors that contributed to this were a loss of $2,393,060 and an increase in accounts receivable of $670,126.  These were offset by an increase in accounts payable and accrued expenses of $343,994, and a non-cash stock option expense of $151,224 and depreciation and amortization of $162,905.  During fiscal 2018, the Company had a net loss of $1,465,828, an increase in inventory of $457,269 and an increase in prepaids of $104,652.  These were offset by an increase in accounts payable and accrued expenses of $319,169, a decrease in accounts receivables of $252,505 and non-cash depreciation and amortization of $186,601.

Investing Activities

During fiscal 2019, cash used in investing activities was $171,111 as compared to $130,347 in fiscal 2018. During fiscal 2019 the Company purchased $101,137 of property and equipment and had $69,974 in increased intangible assets related to patents. During fiscal 2018 the Company purchased $130,347 of property and equipment.

Financing Activities

Cash provided by financing activities in fiscal 2019 was $1,907,427 as compared to $1,294,307 in fiscal 2018.  In fiscal 2019 and 2018, the Company had proceeds from the exercise of stock options of $121,790 and $27,436, respectively. During fiscal 2019, the Company received $1,776,575 in net proceeds from the sale of common stock through the S-3 Registration Statement and $1,266,871 in 2018 in net proceeds from the sale of common stock through the S-3 Registration Statement, net of subscriptions receivable.

On June 30, 2017, the Company filed an S-3 Registration Statement for the sale up to $7 million of the Company’s Securities to the public.  We received $1,776,575 in fiscal 2019 and $1,266,871 in net proceeds from the sale of common stock under this Registration Statement during fiscal 2018. The proceeds are being used for working capital and general corporate purposes, and in particular, for research, development and costs related to securing intellectual property rights. The funds are also being used for capital expenditures, sales and marketing and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any such acquisitions or investments as of the date of this prospectus.

The Company anticipates raising additional capital through this or other methods in order to continue to fund research and development projects and other operating needs.

 OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2019.

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

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. Revenues are recognized only when collection is reasonably assured. An allowance is established if necessary for estimated returns as revenue is recognized. The Company has performed an analysis and taken the new Revenue Recognition policy, ASC 606, into consideration when recording revenue. The Company has identified contract with customers and determined that revenue should be recognized at the time the ownership rights to the goods have been transferred to the customer (at the time of shipment). The Company does not receive progress or installment payments. Any incentives earned are given in the form of free product at the time they are earned.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income. We have determined that although we believe our deferred tax assets will be utilized at a future date, based on our recent losses and plans to continue our research and development, we have established a valuation allowance of $2,143,000.

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

Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; existing and potential increase in trade tariffs, especially with China, diminished or no access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; recalls of products; inability to obtain FDA clearance on products or excessive costs incurred in order to obtain such approvals; quarterly variations in operating results caused by a number of factors, including business and industry conditions; and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2019, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION.

 None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2019.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2019.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2019.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2019.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2019.

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

Dated: August 29, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: 8/29/19
Zackary S. Irani
Director, Chief Executive Officer

/s/ Janet Moore	Date: 8/29/19
Janet Moore,
Secretary, Director, Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: 8/29/19
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: 8/29/19
Allen Barbieri
Director, Audit Committee Member

/s/ Jane Emerson, M.D., Ph.D.	Date: 8/29/19
Jane Emerson, M.D., Ph.D
Director, Audit Committee Member

/s/ Mark Sirgo, Pharm.D	Date: 8/29/19
Mark Sirgo, Pharm.D., Audit Committee Member
Director

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Biomerica, Inc. and Subsidiaries

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) as of May 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

August 29, 2019

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	May 31, 2019	May 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$686,785	$1,204,903
Accounts receivable, less allowance for doubtful accounts of $73,110 and $57,695, respectively	1,454,652	799,940
Inventories, net	2,151,090	2,178,777
Prepaid expenses and other	202,402	300,409
Total current assets	4,494,929	4,484,029

PROPERTY AND EQUIPMENT:
Equipment	1,891,381	1,808,152
Furniture, fixtures and leasehold improvements	222,033	204,125
Total property and equipment	2,113,414	2,012,277
Accumulated depreciation	(1,762,344)	(1,661,128)
Net property and equipment	351,070	351,149

DEFERRED TAX ASSETS	--	10,000
INTANGIBLE ASSETS, net	107,209	98,923
INVESTMENTS	165,324	165,324
OTHER ASSETS	126,832	113,157
TOTAL ASSETS	$5,245,364	$5,222,582

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,037,565	$686,956
Accrued compensation	226,829	209,852
Total current liabilities	1,264,394	896,808

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 authorized shares, no shares issued and outstanding at May 31, 2019 and 2018	--	--
Common stock, $.08 par value; 25,000,000 shares authorized; 9,677,188 and 8,888,011 shares issued and outstanding at May 31, 2019 and 2018, respectively	774,173	711,040
Additional paid-in capital	22,830,006	20,843,550
Subscriptions receivable	--	(9,062)
Accumulated other comprehensive loss	(36,531)	(26,136)
Accumulated deficit	(19,586,678)	(17,193,618)
Total shareholders' equity	3,980,970	4,325,774
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,245,364	$5,222,582

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MAY 31,	2019	2018
Net sales	$5,200,682	$5,564,185
Cost of sales	(3,908,668)	(3,809,785)

GROSS PROFIT	1,292,014	1,754,400

OPERATING EXPENSES:
Selling, general and administrative	2,025,706	1,837,787
Research and development	1,679,098	1,398,368

Total operating expenses	3,704,804	3,236,155

LOSS FROM OPERATIONS	(2,412,790)	(1,481,755)

OTHER INCOME (EXPENSE):
Interest expense	(47)	(37)
Interest and dividend income	44,014	47,764
Total other income	43,967	47,727

LOSS BEFORE INCOME TAXES	(2,368,823)	(1,434,028)

INCOME TAX EXPENSE	(24,237)	(31,800)

NET LOSS	$(2,393,060)	$(1,465,828)

BASIC NET LOSS PER COMMON SHARE	$(0.26)	$(0.17)

DILUTED NET LOSS PER COMMON SHARE	$(0.26)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
Basic	9,212,557	8,570,029

Diluted	9,212,557	8,570,029

NET LOSS	$(2,393,060)	$(1,465,828)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation	(10,395)	(10,302)

COMPREHENSIVE LOSS	$(2,403,455)	$(1,476,130)

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED MAY 31, 2019 AND 2018

			Additional Paid-in Capital	Subscriptions Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock						Total
	Shares	Amount

Balances, May 31, 2017	8,511,173	$680,893	$19,551,855	$--	$(15,834)	$(15,727,790)	$4,489,124

Exercise of stock options	34,750	2,780	24,656	--	--	--	27,436

Net proceeds from ATM	342,088	27,367	1,248,566	--	--	--	1,275,933

Stock subscription receivable	--	--	--	(9,062)	--	--	(9,062)

Foreign currency translation	--	--	--	--	(10,302)	--	(10,302)

Compensation expense in connection with options granted	--	--	18,473	--	--	--	18,473

Net loss	--	--	--	--	--	(1,465,828)	(1,465,828)

Balances, May 31, 2018	8,888,011	711,040	20,843,550	(9,062)	(26,136)	(17,193,618)	4,325,774

Exercise of stock options	163,500	13,080	108,710	--	--	--	121,790

Net proceeds from ATM	625,677	50,053	1,726,522	--	--	--	1,776,575

Stock subscription receivable	--	--	--	9,062	--	--	9,062

Foreign currency translation	--	--	--	--	(10,395)	--	(10,395)

Compensation expense in connection with options granted	--	--	151,224	--	--	--	151,224

Net loss	--	--	--	--	--	(2,393,060)	(2,393,060)

Balances, May 31, 2019	9,677,188	$774,173	$22,830,006	$--	$(36,531)	$(19,586,678)	$3,980,970

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,393,060)	$(1,465,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,905	186,601
Change in provision for allowance for doubtful accounts	15,415	7,566
Inventory reserve	6,300	7,613
Stock option expense	151,224	18,473
Decrease in deferred rent liability	6,615	15,787
Decrease in deferred tax asset	10,000	31,000
Changes in assets and liabilities:
Accounts receivable	(670,126)	252,505
Inventories	21,387	(457,269)
Prepaid expenses and other	98,007	(104,652)
Other assets	(13,677)	(18,168)
Accounts payable and accrued expenses	343,994	319,169
Accrued compensation	16,977	32,986
Net cash used in operating activities	(2,244,039)	(1,174,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangibles	(69,974)	--
Purchases of property and equipment	(101,137)	(130,347)
Net cash used in investing activities	(171,111)	(130,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock subscribed	9,062	--
Proceeds from sale of common stock, net	1,776,575	1,266,871
Proceeds from exercise of stock options	121,790	27,436

Net cash provided by financing activities	1,907,427	1,294,307

Effect of exchange rate changes on cash	(10,395)	(10,302)

Net decrease in cash and cash equivalents	(518,118)	(20,559)

CASH AND CASH EQUIVALENTS, beginning of year	1,204,903	1,225,462

CASH AND CASH EQUIVALENTS, end of year	$686,785	$1,204,903

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

Non-cash investing and financing activities:

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Subscriptions receivable	$--	$9,062

Cash paid during the year for:
Interest	$47	$37
Income taxes	$14,237	$800

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2019 AND 2018

1.    ORGANIZATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacture and marketing of medical diagnostic products.

The Company develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and other medical conditions. The Company’s medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine or fecal samples from patients in the diagnosis of various diseases and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s  body, stools, or blood, often in extremely small concentrations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The enclosed consolidated financial statements for the years ended May 31, 2019 and 2018 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the reserve for bad debt, which is estimated based on current as well as historical history with a customer; stock option forfeiture rates, which are calculated based on historical data; and inventory reserves, which are based on projected and historical usage of materials; (and other items that may be necessary to estimate using current, historical and judgment based). Actual results could materially differ from those estimates.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  As of May 31, 2019, the Company had approximately $406,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

The Company provides credit in the normal course of business to customers throughout the United States and in foreign markets. For the year ended May 31, 2019 the Company had two customers which accounted for 46.3% of consolidated net sales and for the year ended May 31, 2018 the Company had one customer which accounted for 43.3% of consolidated net sales.  The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances. At May 31, 2019, two customers accounted for 68.1% of gross accounts receivable. At May 31, 2018, one customer accounted for 53.3% of gross accounts receivable.

For the year ended May 31, 2019, one vendor accounted for 23.8% of the purchases of raw materials. For the year ended May 31, 2018, two vendors accounted for 27.7 % of the purchases of raw materials. As of May 31, 2019 and 2018 the Company had one vendor which accounted for 32.1% and 29.1%, respectively, of accounts payable.

GEOGRAPHIC CONCENTRATION

As of May 31, 2019 and 2018, approximately $665,000 and $657,000 of Biomerica's gross inventory and approximately $39,000 and $41,000, of Biomerica's property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers on a regular basis.  International accounts are required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Based on various criteria, initial credit levels for individual distributors are approved by designated officers and managers of the company. All increases in credit limits are also approved by designated upper level management.  Management evaluates receivables on a quarterly basis and adjusts the allowance for doubtful accounts accordingly.  Balances over ninety days old are usually reserved for unless collection is reasonably assured.

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

Inventories approximate the following at May 31:

	2019	2018
Raw materials	$1,208,000	$1,000,000
Work in progress	771,000	854,000
Finished products	172,000	325,000
Total	$2,151,000	$2,179,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of.  As of May 31, 2019 and 2018, inventory reserves were approximately $49,000 and $43,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $101,216 and $111,055 for the years ended May 31, 2019 and 2018, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization amounted to $61,689 and $75,546 for the years ended May 31, 2019 and 2018, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of May 31, 2019 or 2018.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. Investments represent the Company’s investment in a Polish distributor which is primarily engaged in distributing medical products and devices. The Company currently has not written down the investment and no events have occurred which could indicate the carrying value of the investment to be greater than the fair value. The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

SHARE-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of Accounting Standards Codification (“ASC”) 718, Share-based Compensation (“ASC 718”) , which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions used were as follows:

	2019	2018
Dividend yield	0%	0%
Expected volatility	57.9-60.41%	59.8-61.28%
Risk free interest rate	2.33-2.85%	1.61-2.53%
Expected life	3.75-6.25 years	3.75-6.0 years

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. Revenue is recognized only when collectability is reasonably assured.  The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer.  The Company accounts for these free products as zero sales and recognizes the cost of the product as part of cost of sales.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $1,679,098 and $1,398,368 of research and development expenses during the years ended May 31, 2019 and 2018, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. At May 31, 2019 and 2018, in accordance with ASC 740, the Company has a valuation allowance for substantially all of its deferred tax assets.   During the fiscal year ended May 31, 2019, this valuation allowance was increased to approximately $2,143,000.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $0 and $1,000 for the years ended May 31, 2019 and 2018, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the year, and revenues and costs are translated using average exchange rates for the year. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the years ended May 31, 2019 and 2018.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation for the years ended May 31, 2019 and 2018 were 1,476,209 and 1,138,625, respectively.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the Years Ended May 31	2019	2018
Numerator :
Net loss for basic and diluted net loss per common share	$(2,393,060)	$(1,465,828)
Denominator for basic net loss per common share	9,212,557	8,570,029
Effect of dilutive securities:
Options	--	--
Denominator for diluted net loss per common share	9,212,557	8,570,029
Basic net loss per common share	$(0.26)	$(0.17)
Diluted net loss per common share	$(0.26)	$(0.17)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting, ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2017. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the year ended May 31, 2019.  The adoption of this standard has not had a significant impact on the Company’s financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  The release affects public and private companies that hold financial assets or owe financial liabilities.  ASU 2016-01 took effect for public companies for fiscal years beginning after December 15, 2017. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the year ended May 31, 2019.  The adoption of this standard has not had a significant impact on the Company’s financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 defines whether a contract is a lease. If it is a lease, the Company is required to recognize the lease assets and liabilities. ASU 2016-02 is effective for public companies for the annual periods beginning December 15, 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  ASU-2016-15 took effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the year ended May 31, 2019.  The adoption of this standard has not had a significant impact on the Company’s financial statements.

On November 27, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU 2016-18 took effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the year ended May 31, 2019.  The adoption of this standard has not had a significant impact on the Company’s financial statements.

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

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 will be effective for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2018-7 will have on the Company’s financial position or results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

3.    INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2019	2018
Licenses	$510,600	$506,685
Patents	68,860	2,800
Less accumulated amortization-patents	(721)	--
Less accumulated amortization-licenses	(471,530)	(410,562)
	$107,209	$98,923

Expected amortization of intangible assets for the years ending May 31:

2020	$22,051
2021	14,745
2022	5,132
2023	2,839
2024	2,368
Thereafter	60,074
Total	$107,209

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2019	2018
Accounts payable and accrued expenses	$999,593	$655,599
Deferred rent	37,972	31,357
	$1,037,565	$686,956

As of May 31, 2019 and 2018 the Company had one vendor which accounted for 32.1% and 29.1%, respectively, of accounts payable.

5.    SHAREHOLDERS' EQUITY

STOCK OPTION AND RESTRICTED STOCK PLANS

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

Stock option expense during fiscal 2019 was $151,224. This included, by department, $3,714 for research and development, $143,299 in administrative, $4,163 in sales and marketing and $49 in Mexico. In fiscal 2018 stock option expense was $18,473. This included $2,486 in research and development, $14,613 in administrative, $1,223 in sales and marketing and $151 in Mexico.

Activity as to aggregate stock options outstanding is as follows:

	NUMBER OF STOCK OPTIONS	EXERCISE PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE

Options outstanding at May 31, 2017	897,000	$0.71-$1.61	$0.98
Options granted	287,000	$2.41-$3.90	$3.63
Options exercised	(34,750)	$0.71-$1.04	$0.80
Options canceled or expired	(10,625)	$0.71-$2.41	$1.44
Options outstanding at May 31, 2018	1,138,625	$0.71-$3.90	$1.65
Options granted	558,000	$2.25-$3.62	$2.60
Options exercised	(163,500)	$0.71-$1.04	$0.76
Options canceled or expired	(56,916)	$0.71-$3.62	$2.49
Options outstanding at May 31, 2019	1,476,209	$0.82-$3.90	$2.07

The weighted average fair value of options granted during 2019 and 2018 was $2.60 and $3.63, respectively. The aggregate intrinsic value of options exercised during 2019 and 2018 was approximately $364,000 and $87,000, respectively. The aggregate intrinsic value of options outstanding at May 31, 2019 and 2018 was approximately $808,000 and $2,755,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2019 and 2018 was approximately $685,000 and $1,749,000, respectively.

Number of non-vested stock options included in table above is as follows:

		STOCK OPTIONS WEIGHTED AVERAGE AVERAGE GRANT DATE FAIR VALUE

	NUMBER OF SHARES

Nonvested shares at May 31, 2018	583,000	$2.34
Granted	558,000	$2.60
Vested/Exercised	(331,500)	$2.34
Forfeited	(39,916)	$3.08
Nonvested shares at May 31, 2019	769,584	$2.49

At May 31, 2019, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $332,000. The weighted-average period over which this amount is expected to be recognized is 2.31 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2019 was 4.93 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2019. These options are comprised of those granted under the 2010, 2014 and 2017 plans.

		WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS
			WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT MAY 31, 2019
	NUMBER OUTSTANDING May 31, 2019				WEIGHTED AVERAGE EXERCISE PRICE
RANGE OF EXERCISE PRICES
$ 0.82	295,375	5.72	$ 0.82	283,375	$ 0.82
$ 0.85-$ 1.04	47,500	1.42	$ 1.02	35,500	$ 1.02
$ 1.20-$ 1.61	330,000	6.56	$ 1.26	233,750	$ 1.26
$ 2.25-$ 3.90	803,334	8.00	$ 2.93	154,000	$ 2.93

COMMON STOCK ACTIVITY

During the year ended May 31, 2019, options to purchase 163,500 shares of common stock were exercised at prices ranging from $0.71 to $1.04.  Total net proceeds to the Company were $121,790.

During the year ended May 31, 2018, options to purchase 34,750 shares of common stock were exercised at prices ranging from $0.71 to $1.04.  Total net proceeds to the Company were $27,436.

During the year ended May 31, 2019, the Company sold 625,677 shares of its common stock at prices ranging from $2.59 to $4.16 under its S-3 Registration Statement which resulted in gross proceeds of $1,847,662 and net proceeds to the Company of $1,776,575 after deducting commissions for each sale and legal, accounting and other fees related to the filing of the S-3.

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

6.    INCOME TAXES

Income tax expense from continuing operations for the years ended May 31, 2019 and 2018 consists of the following:

Years ended May 31,	2019	2018
Current:
U.S. Federal	$--	$--
Foreign Taxes Subsidiaries	(13,437)	--
State and local	(800)	(800)
Total current	(14,237)	(800)
Deferred:
U.S. Federal	(10,000)	(31,000)
State and local	--	--
Total deferred	(10,000)	(31,000)
Income tax expense	$(24,237)	$(31,800)

Income tax benefit (expense) from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate applicable for each year (21% for 2019 and blended rate for 2018 (35% and 21%)) to pretax income as a result of the following:

Years ended May 31,	2019	2018
Computed "expected" tax benefit	$497,453	$418,258
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(910,000)	(114,000)
State income taxes, net of federal benefit	89,267	71,794
Research and development tax credits	55,908	46,602
Permanent tax differences and other	(256,572)	78,795
Foreign taxes of subsidiaries	(13,437)	--
Impact of tax rate changes	--	(533,249)
Income tax expense	$(24,237)	$(31,800)

The tax effect of significant temporary differences is presented below:

As of May 31,	2019	2018
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$18,000	$15,000
Inventory valuation	12,000	13,000
Compensated absences	48,000	49,000
Net operating loss carryforwards	1,735,000	923,000
Tax credit carryforwards	467,000	385,000
Deferred rent expense	9,000	5,000
Other	176,000	163,000
Accumulated depreciation and amortization	(6,000)	6,000
Total deferred tax assets	2,459,000	1,559,000
Less valuation allowance	(2,459,000)	(1,549,000)
Net deferred tax asset	$--	$10,000

The Company has provided a valuation allowance of approximately $2,459,000 and $1,549,000 as of May 31, 2019 and 2018, respectively. The net change in the valuation allowance for the years ended May 31, 2019 and 2018 was an increase of $900,000 and $114,000, respectively.

At May 31, 2019, the Company has Federal income tax net operating loss carryforwards of approximately $6,956,000.  At May 31, 2019, the Company has California state income tax net operating loss carryforwards of approximately $3,934,000.

At May 31, 2019, the Company has Federal research and development tax credit carryforward of approximately $389,000.  The Federal credits begin to expire in 2027.  The Company also had similar credit carryforwards for state purposes of $78,000 at May 31, 2019.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss ("NOL") and credit carryforwards may be limited by statute because of a cumulative change in ownership of more than 50%. Pursuant to Sections 382 and 383 of the Code, the annual use of the Company's NOLs and credit carryforwards would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in a three-year period. Management has not performed an analysis to determine if the Company has had a cumulative change in ownership of greater than 50%.

For the year ended May 31, 2019, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2015.

7.    GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

Years ended May 31,	2019	2018
Net sales:
Europe	$1,694,000	$2,023,000
United States	523,000	685,000
Asia	2,514,000	2,506,000
South America	256,000	214,000
Middle East	214,000	132,000
Other foreign	--	4,000
Total net sales	$5,201,000	$5,564,000

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

In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten-year lease for approximately 8,104 square feet at a monthly rent of $2,926. The Company has one 10-year option to renew at the end of the initial lease period. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index For All Urban Consumers. Biomerica, Inc. is not a guarantor of such lease.

Total gross rent expense in the U.S. for fiscal 2019 and 2018 was $268,550.  Rent expense for the Mexico facility for fiscal 2019 and 2018 was $46,040 and $45,963, respectively.

The following is a schedule of rent payments due under the terms of the leases:

Years ending May 31,
2020	$311,884
2021	321,556
2022	112,409
2023	43,075
2024	44,712
Thereafter	114,969
Total	$948,605

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2019.

CONTRACTS

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $19,000 is included in cost of sales for the agreement for each of the years ended May 31, 2019 and 2018. Sales of products manufactured under these agreements comprise approximately 2.9% and 2.6% of total sales for the years ended May 31, 2019 and 2018, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.  The Company has other royalty agreements, however they are not considered material.

On May 25, 2016, Biomerica, Inc. ("Biomerica") entered into an Exclusive Marketing License Agreement “Agreement” with Celtis Pharm Co., Ltd., a medical company in the Republic of Korea (South Korea) (“Celtis”), that grants to Celtis an exclusive license to market Biomerica’s new InFoods® IBS products (“IBS Products”). The IBS Products identify patient-specific trigger foods that exacerbate/alleviate IBS (Irritable Bowel Disease) symptoms. The Agreement only allows for Biomerica’s IBS Products to be sold by Celtis in the Republic of Korea with a possibility of expansion of territory in the future upon mutually agreeable negotiations.  The term of the agreement is for a period of five years plus an additional two-year term for Korean FDA clearance and begins after Biomerica first receives final clearance for sale of the IBS Products in the United States. The agreement may be cancelled if Biomerica has not obtained final approval or clearance for sale of the IBS Products in the United States from the United States FDA on or before December 31, 2017, or another date mutually agreed upon in writing.  Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC. In September 2017, an agreement to extend the date for final approval or clearance for sale of the IBS Products in the United States from the United States FDA was signed to extend the date to December 31, 2019.

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

In October 2016, the Company entered into a Clinical Trial Agreement with Vanderbilt University Medical Center for a Specimen Collection Study for H. pylori testing in patients with dyspepsia.  The study began in calendar 2017 and the maximum budget for the study is estimated at $85,000. In fiscal 2019 the Company incurred $2,000 in expenses and in fiscal 2018 no expenses were incurred for this study.

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

The Company incurred $2,200 and $10,367 in expenses for this study in fiscal 2019 and 2018, respectively.

In November 2017, the Company entered into a Clinical Trial Agreement with the University of Michigan to perform an InFoods 24 Endpoint Determination Study.  The Company will be invoiced monthly for work performed the previous month. The maximum budget for the study is $181,015. The Company incurred $40,885 and $12,500 in expenses for this study during fiscal 2019 and 2018, respectively.

In January 2018, the Company entered into a Clinical Trial Agreement with Beth Israel Deaconess Medical Center for the purposes of conducting “An Antibody Guided Restriction Trial Using Biomerica InFoods 24G Test in patients with a previous diagnosis of Irritable Bowel Syndrome (IBS)”.  The study began in the first quarter of fiscal 2019. The Company will be invoiced monthly for work performed the previous month.  The total cost of the study is estimated to be approximately $142,000. The Company incurred $146,760 and $17,000 in expenses for this study during fiscal 2019 and 2018, respectively.

In April 2018, the Company entered into a Clinical Trial Agreement with Guardian Angel Research Center for the purposes of conducting a Specimen Collection Study Protocol for h. Pylori Testing in Patients with Dyspepsia.  The Company will be invoiced monthly for work performed the previous month. The maximum budget for the study is $75,400. No expenses were incurred for this study in fiscal 2019 and 2018.

In October 2018, the Company entered into an agreement with a customer for the sale of its EZ Detect product in the United States. The term of the Agreement is for three years and is renewal for one-year terms upon written notice.  The Agreement defines the price and rebate to the customer.

In February 2019, the Company entered into a consulting agreement with an individual to provide investor relations consulting services for a fee of $2,000 per month.  The fee will be reviewed after a six-month period.  The contract is for a period of twelve months, but is cancellable at any time after the initial three-month period. During fiscal 2019 the Company incurred $8,000 in expenses for this contract.

In December 2018, the Company entered into an agreement with a Company for the purpose of procuring and assisting in transactions related to its EZ Detect product with China.  The contract is for a period of twelve months and is cancellable by either party with forty-five days written notice.  The contract specifies 2.5-6% success fees and milestone payments upon certain events transpiring. During fiscal 2019 the Company incurred $27,579 in expenses for this contract.

In January 2019, the Company entered into a non-exclusive advisory agreement with a company to promote the Company to new investors for a period of ninety days. Expenses related to this agreement were $3,500 during fiscal 2019. The agreement expired after the ninety-day period.

In March 2019, the Company entered into a Clinical Trial Agreement with Dayton Gastroenterology for the purposes of conducting a Specimen Collection Study Protocol for h. Pylori Testing in Patients with Dyspepsia.  The Company will be invoiced monthly for work performed the previous month.  The maximum budget for the study is $95,050. The Company did not incur any expenses for this contract during fiscal 2019.

In March 2019, the Company entered into a Distributor Agreement (the “Agreement”) with a company in China for the purposes of distribution of certain of its products. This Agreement replaced the Distribution Agreement in place with another distributor in that territory.  The Agreement is for a period of three years and requires minimum purchases each year as agreed upon.

In April 2019, the Company entered into a consulting agreement with the former, retired president of the Company. The agreement stipulates that he shall be available by consultation if needed for the period of April 8, 2019 through April 7, 2020.  In return, the Company has agreed to allow his stock options in the Company to continue to vest and be exercisable until April 7, 2020. At that time, no options will vest and any vested, unexercised options must be exercised by July 2, 2020 at which time they will be forfeited.

In May 2019, the Company entered into a Distribution Agreement with MaxHealth Medical International Limited in China for its EZ Detect product.  Under this Agreement, the initial order placed in June, 2019 was a total of $100,000, and was prepaid. Upon delivery of this first $100,000 order, MaxHealth has agreed to place an additional pre-paid order for $900,000, payable upon the clearance of Chinese customs of the initial order of $100,000.  The initial term of the Agreement is for seven years and shall extend automatically unless written notice is given by either party. The Agreement requires certain minimum yearly purchases totaling in aggregate $17,000,000 over the seven-year term.

For a period of ninety days following the signing of the above Agreement, MaxHealth was given the option to purchase up to 500,000 shares of Biomerica’s common stock at a purchase price of either $4.66, if Biomerica has sold a separate private transaction at that price, or 25% above the average public trading  price of Biomerica’s stock during the 10 business days preceding the MaxHealth purchase. As of the filing date, the option had not been exercised.

9.    SUBSEQUENT EVENTS

Subsequent to May 31, 2019, 41,625 options to purchase the Company’s common stock were exercised at prices ranging from $0.82 to $1.04 per share.  Net cash proceeds to the Company were $33,528.

Subsequent to May 31, 2019, the Company sold 50,000 shares of its common stock at prices ranging from $2.33 to $2.34 under its S-3 Registration Statement which resulted in net cash proceeds to the Company of $112,609, after deducting commissions for each sale.

In April 2019, the United States Patent and Trademark Office issued a Notice of Allowance for our patent application 15/526,240 entitled “COMPOSITIONS, DEVICES AND METHODS OF IBS SENSITIVITY TESTING”. The patent specifically applies to Biomerica’s InFoods® IBS product, which is currently in a clinical study in the U.S.  This patent provides patent protection for InFoods® IBS in the United States until November 13, 2035. The actual patent was issued June 4, 2019.

The Company is in negotiations with MaxHealth (see “Contracts”) to extend their option to purchase up to 500,000 shares of Biomerica’s common stock as described above under “Contracts” for an additional ninety days.