Form 10-Q
period 2019-08-31
BIOMERICA INC
filed 2019-10-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date 9,818,813 shares of common stock, par value $0.08, as of October 15, 2019.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three Months Ended August 31, 2019 and 2018	1

	Condensed Consolidated Balance Sheets (unaudited) August 31, 2019 and (audited) May 31, 2019	2-3

	Consolidated Statement of Shareholders’ Equity (unaudited) – Three Months Ended August 31, 2019	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months Ended August 31, 2019 and 2018	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II	Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS(UNAUDITED)
	Three Months Ended August 31,

	2019	2018

Net sales	$1,194,415	$1,272,870
Cost of sales	(827,111)	(935,647)
Gross profit	367,304	337,223

Operating Expenses:
Selling, general and administrative	506,397	400,228
Research and development	370,466	391,781
Total operating expenses	876,863	792,009

Loss from operations	(509,559)	(454,786)
Other Income (Expense):
Dividend and interest income	4,063	3,093
Interest expense	-	(47)
Total other income	4,063	3,046

Loss before income tax	(505,496)	(451,740)
Provision for income taxes	800	-
Net loss	$(506,296)	$(451,740)
Basic net loss per common share	$(.05)	$(0.05)
Diluted net loss per common share	$(.05)	$(0.05)

Weighted average number of common and common equivalent shares:
Basic	9,744,461	8,930,251
Diluted	9,744,461	8,930,251
Net loss	$(506,296)	$(451,740)
Other comprehensive gain (loss), net of tax:
Foreign currency translation	(3,442)	(1,326)
Comprehensive loss	$(509,738)	$(453,066)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	August 31, 2019 (unaudited)	May 31, 2019 (audited)

Assets

Current Assets:
Cash and cash equivalents	$807,554	$686,785
Accounts receivable, less allowance for doubtful accounts of $66,143 and $73,110 as of August 31, 2019 and May 31, 2019, respectively
	858,512	1,454,652
Inventories	2,206,338	2,151,090
Prepaid expenses and other	241,755	202,402
Total Current Assets	4,114,159	4,494,929

Property and Equipment, net of accumulated depreciation and amortization of $1,791,841 and $1,762,344 as of August 31, 2019 and May 31, 2019.
	323,743	351,070

Right of Use Assets	1,878,514	--

Investments	165,324	165,324

Intangible Assets, net	113,529	107,209

Other Assets	128,644	126,832

Total Assets	$6,723,913	$5,245,364

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
	August 31, 2019 (unaudited)	May 31, 2019 (audited)

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$943,875	$1,037,565
Accrued compensation	230,145	226,829
Lease liability, short term	194,776	--
Total Current Liabilities	1,368,796	1,264,394

Lease Liability, long term	1,731,399	--
Total Liabilities	3,100,195	1,264,394

Commitments and Contingencies (Notes 6 and 7)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at August 31, 2019 and May 31, 2019
	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 9,768,813 at August 31, 2019 and 9,677,188 at May 31, 2019
	781,503	774,173
Additional paid-in-capital	22,975,162	22,830,006
Accumulated other comprehensive loss	(39,973)	(36,531)
Accumulated deficit	(20,092,974)	(19,586,678)

Total Shareholders' Equity	3,623,718	3,980,970

Total Liabilities and Shareholders' Equity	$6,723,913	$5,245,364

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited) Three Months Ended August 31, 2019
				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock				Accumulated Deficit	Total
	Shares	Amount

Balances, May 31, 2019	9,677,188	$774,173	$22,830,006	$(36,531)	$(19,586,678)	$3,980,970

Exercise of stock options	41,625	3,330	30,698	--	--	34,028

Net proceeds from ATM	50,000	4,000	108,608	--	--	112,608

Foreign currency translation	--	--	--	(3,442)	--	(3,442)

Compensation expense in connection with options granted	--	--	5,850	--	--	5,850

Net loss	--	--	--	--	(506,296)	(506,296)

Balances, August 31 2019	9,768,813	$781,503	$22,975,162	$(39,973)	$(20,092,974)	$3,623,718

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended August 31,

	2019	2018

Cash flows from operating activities:

Net loss	$(506,296)	$(451,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,278	43,960
Change in provision for allowance on accounts receivable	(6,967)	5,697
Inventory reserve	2,320	715
Stock option expense	5,850	8,084
Increase (reduction) in deferred rent liability	(37,971)	3,333
Amortization of right-of-use asset	102,456	-
Changes in assets and liabilities:
Accounts receivable	603,107	(219,444)
Inventories	(57,568)	(30,395)
Reduction in lease liability	(54,796)	-
Prepaid expenses and other assets	(41,165)	(14,259)
Accounts payable and accrued expenses	(55,718)	(107,313)
Accrued compensation	3,316	4,704

Net cash used in operating activities	(8,154)	(756,658)

Cash flows from investing activities:
Increase in intangibles	(12,100)	(22,524)
Purchases of property and equipment	(2,171)	(38,081)

Net cash used in investing activities	(14,271)	(60,605)

Cash flows from financing activities:
Proceeds from sale of common stock, net	112,608	179,504
Proceeds from exercise of stock options	34,028	17,875

Net cash provided by financing activities	146,636	197,379

Effect of exchange rate changes in cash	(3,442)	(1,326)

Net increase (decrease) in cash and cash equivalents	120,769	(621,210)
Cash and cash equivalents at beginning of period	686,785	1,204,903

Cash and cash equivalents at end of period	$807,554	$583,693

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$-	$47
Non-cash
Establishment of Right-Of-Use Asset per ASC 842	$1,942,999	$-
Establishment of Lease Liability per ASC 842	$1,980,970	$-

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

The unaudited Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2019 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 29, 2019 for the fiscal year ended May 31, 2019. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Note 2: Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the reserve for bad debt, which is estimated based on current as well as historical history with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory reserves, which are based on projected and historical usage of materials; and lease liability and right-of-use estimates, which are calculated based on certain assumptions such as borrowing rate, likelihood of lease extensions to occur, asset valuation, among other things; (and other items that may be necessary to estimate using current, historical and judgment based). Actual results could materially differ from those estimates.

Concentration of Credit Risk

        The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe it is exposed to significant credit risks.

        The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At August 31, 2019 and May 31, 2019, the Company had one customer which accounted for 59.1% and two customers which accounted for 68.1%, respectively, of gross accounts receivable. The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances.  The Company had one customer which accounted for approximately 45.8% and 45.5%, of consolidated sales for the three months ended August 31, 2019 and August 31, 2018, respectively.

        For the quarters ended August 31, 2019 and 2018, two vendors accounted for approximately 47.5% and one vendor which accounted for 21.3% of the purchases or raw materials, respectively. At August 31, 2019 and May 31, 2019 there was one company which accounted for 30.7% and 32.1% of accounts payable, respectively.

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

Inventories approximate the following at:

August 31, 2019		May 31, 2019

Raw materials	$1,217,000	$1,208,000
Work in progress	831,000	771,000
Finished products	158,000	172,000
Total	$2,206,000	$2,151,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of August 31, 2019 and May 31, 2019, inventory reserves were approximately $52,000 and $49,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $29,498 and $27,295 for the three months ended August 31, 2019 and 2018, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life; not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $5,780 and $16,665 for the three months ended August 31, 2019 and 2018, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2019:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2019	1,476,209	$2.07
Granted	--	--
Forfeited	(18,000)	3.41
Exercised	(41,625)	0.83
Outstanding August 31, 2019	1,416,584	$2.09

       In the quarter ended August 31, 2019, options to purchase 41,625 shares of common stock were exercised at prices ranging from $0.82 to $1.04.  Net proceeds to the Company were $34,028.

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

Income Taxes

             The Company has provided a valuation allowance on deferred tax assets of approximately $2,564,000 and $2,459,000 as of August 31, 2019 and May 31, 2019, respectively.

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

Deferred Rent

Incentive payments received from landlords was recorded as deferred lease incentives and were amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, the Company established a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability was amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. During the period ended August 31, 2019, the Company adopted ASC 842, Leases. As a result, the existing deferred rent liability was netted against the Right of Use Asset which was capitalized at that time.

In February 2016, the Financial Accounting Standards Board issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term.  Leases will be classified as financing or operating which will drive the expense recognition pattern.  For lessees, the statement of operations presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively.  The Company has elected to exclude short-term leases.  The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The Company adopted this guidance as of June 1, 2019, the required effective date, using the effective date transition method.  As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to opening accumulated deficit was not required in conjunction with adoption.  For additional information, see Note 6 – Leases.  The Company has elected not to reassess whether expired or existing contracts contain leases, or reassess the classification of existing leases as of the adoption date. The Company leases office space and copy machines, all of which are operating leases.  Most leases include the option to renew and the exercise of the renewals options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise.  The leases do not include the options to purchase the leased property.  The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three months ended August 31, 2019 and 2018 was 1,416,584 and 1,113,625 respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended August 31,

	2019	2018
Numerator
Loss from continuing operations	$(506,296)	$(451,740)
Denominator for basic net loss per common share	9,744,461	8,930,251
Effect of dilutive securities:
Options	--	--

Denominator for diluted net loss per common share	9,744,461	8,930,251

Basic net loss per common share	$(0.05)	$(0.05)
Diluted net loss per common share	$(0.05)	$(0.05)

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 defines whether a contract is a lease. If it is a lease, the Company is required to recognize the lease assets and liabilities. ASU 2016-02 is effective for public companies for the annual periods beginning December 15, 2018. During the quarter ended August 31, 2019, the Company adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the quarter ended August 31, 2019. The adoption of this statement resulted in a Right of Use Asset being recorded in the amount of $1,942,999 and a lease liability being recorded in the amount of $1,980,970. Both will be amortized over the life of the underlying leases.

On February 15, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 will give companies the option to reclassify stranded tax effects caused by the newly-enacted U.S. TAX Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (ASCI) to retained earnings.  ASU 2018-02 took effect for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  During the quarter ended August 31, 2019, the Company adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the quarter ended August 31, 2019. The adoption of this standard has not had a significant impact on the Company’s financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. During the quarter ended August 31, 2019, the Company adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the quarter ended August 31, 2019. The adoption of this standard has not had a significant impact on the Company’s financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expense balances consist of the following at:

	August 31, 2019	May 31, 2019

Accounts payable	$943,875	$999,593
Deferred rent	--	37,972
Total	$943,875	$1,037,565

Note 4:  Shareholders’ Equity

     As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2019, the Form 10K report, filed with the Securities and Exchange Commission on August 29, 2019, and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary. During the quarter that ended August 31, 2019, the Company received $112,608 in net proceeds from the sale of its common stock through this Agreement.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Three Months Ended August 31,

	2019	2018
Revenues from sales to unaffiliated customers:
United States	$115,000	$143,000
Asia	663,000	648,000
Europe	301,000	392,000
South America	47,000	71,000
Middle East	68,000	19,000
	$1,194,000	$1,273,000

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

     As of August 31, 2019 and May 31, 2019, approximately $667,000 and $665,000 of Biomerica’s gross inventory and approximately $37,000 and $39,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

Note 6:  Leases

     On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. The rent was $22,080. In November 2015, the Company signed the First Amendment to Lease to extend the lease until August 31, 2021.  The initial base rent for the lease amendment which started September 1, 2016 is $21,000 per month. September 1, 2019 the rent increased to $22,948 per month.

     In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926 per month. The rent is currently set at $3,140 per month. The Company has a one 10-year option to renew at the end of the initial lease period.  Biomerica, Inc. is not a guarantor of such lease. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.  In addition, the Company leases a small office on a month-to-month basis in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

Components of lease expense include fixed lease expense of approximately $85,946 for the three months ended August 31, 2019.  For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal options periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability.  Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense in the condensed Consolidated Statements of Operations and Comprehensive Loss when they are incurred.

Supplemental cash flow information related to leases for the three months ended August 31, 2019:

Operating cash flows from operating leases	$76,257

Right-of-use assets obtained in exchange for new operating lease liabilities	--
Weighted average remaining lease term (in years)	7.02
Weighted average discount rate	6.5%

The maturity of lease liabilities as of August 31, 2019 are as follows:

Years Ending
2020	$144,831
2021	211,946
2022	236,410
2023	262,830
2024	291,350
Thereafter	778,808
Total	$1,926,175

Note 7: Commitments and Contingencies

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

        During the quarter ended August 31, 2019, the Company sold 50,000 shares of common stock under the S-3 registration statement and received net proceeds of $112,608.

On July 22, 2019, the Company entered into a Clinical Trial Agreement with a research institution for the purpose of conducting a clinical trial of the Biomerica Infoods product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be approximately $107,419.

Note 8:  Subsequent Events

     Subsequent to August 31, 2019, the Company sold 50,000 shares of its common stock under its At Market Issuance Sales Agreement and S-3 Registration Statement for total net proceeds of $158,603.

     In September 2019, the Company agreed to extend MaxHealth Medical International, Limited and MaxHealth Medical Group Co., Ltd.’s option to purchase up to 500,000 shares of Biomerica’s common stock for an additional 90 days at terms described in the agreement signed May 29, 2019.

     On September 25, 2019, the Company entered into a Clinical Trial Agreement with a large, multi-physician medical group for the purpose of conducting a clinical trial of the Biomerica Infoods product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be approximately $136,000.

     On October 3, 2019, the Company entered into a Clinical Trial Agreement with a research institution for the purpose of conducting a clinical trial of the Biomerica H. pylori product.  The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be approximately $57,800.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,194,415 for the three months ended August 31, 2019 as compared to $1,272,870 for the same period in the previous year. This represents a decrease of $78,455, or 6.2%. The decrease was primarily due to decreased sales of approximately $91,000 in Europe which was due to lower sales to certain distributors and timing of certain orders. This was partially offset by an increase in Asia of approximately $15,000. Sales in the U.S. were down by approximately $28,000 from the prior year due to higher sales in the prior year of contract manufacturing.

     For the three months ended August 31, 2019 as compared to August 31, 2018, cost of sales decreased as a percentage of sales from 73.5% of sales, or $935,647, to 69.2% of sales, or $827,111. Cost of sales as a percentage of sales decreased primarily due to product mix, lower material costs and capitalization of costs into inventory.

     For the three months ended August 31, 2019 compared to 2018, selling, general and administrative costs were $506,397 as compared to $400,228, an increase of $106,169, or 26.5%. This was due to increased personnel costs in marketing and increased costs of CE mark certification and outside services in general and administrative.

         For the three months ended August 31, 2019 and 2018, research and development expenses were $370,466 as compared to $391,781, a decrease of $21,315, or 5.4%. The decrease was due to lower costs (materials, legal, regulatory and wages) incurred in the development, regulatory approval and applications for patents of new products in the gastroenterology area including costs involved with the clinical studies which will continue in future quarters.

         For the three months ended August 31, 2019 as compared to August 31, 2018, dividend and interest income increased from $3,063 to $4,063.

LIQUIDITY AND CAPITAL RESOURCES

       As of August 31, 2019 and May 31, 2019, the Company had cash and cash equivalents in the amount of $807,554 and $686,785 and working capital of $2,745,363 and $3,230,535, respectively.

       During the three months ended August 31, 2019, the Company’s operations used cash of $8,154 compared to cash used in operations of $756,658 in the same period of the prior fiscal year. Cash used by operations decreased in fiscal 2020 compared to fiscal 2019 primarily due to the collection of accounts receivable of $603,107 compared to increased receivables of $219,444. Cash used in investing activities in fiscal 2020 was $2,171 for purchases of fixed assets and $12,100 for increased intangibles compared to fiscal 2019 of $38,081, which was the result of property and equipment purchases and $22,524, for purchases of intangibles. Cash provided by financing activities in fiscal 2020 was $146,636 which was a result of $34,028 of stock option exercises, $112,608 from the net proceeds from the sale of common stock as compared to $17,875 in stock option exercises and $179,504 in fiscal 2019.

     We have been working on new products for the gastroenterology market.  Patent applications for the new products have been filed and two patents have been issued (USA and Korea), The Company has been working on obtaining additional patents and U.S. regulatory approvals.  The Company has been spending significant funds on the research, development, patent and related costs and expects this will continue in order to obtain the desired patents and approvals.

     As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2018, the Form 10K report, filed with the Securities and Exchange Commission on August 29, 2018, and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company intends to raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary. During the quarter that ended August 31, 2019, the Company received $112,608 in net proceeds from the sale of its common stock through this Agreement.

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

In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the statement of operations presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. The Company has elected to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance as of June 1, 2019, the required effective date, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to the opening accumulated deficit was not required in conjunction with our adoption. For additional information, see Note 6 – Leases. We have elected not to reassess whether expired or existing contracts contain leases, nor did we reassess the classification of existing leases as of the adoption date. The Company leases office space and copy machines, all of which are operating leases.  Most leases include the option to renew and the exercise of the renewals options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

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

Date: October 15, 2019
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2019
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)