Form 10-Q
period 2019-11-30
BIOMERICA INC
filed 2020-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  9,889,875 shares of common stock, par value $0.08, as of January 14, 2020.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Six Months Ended November 30, 2019 and 2018	1

	Condensed Consolidated Balance Sheets -(unaudited) November 30, 2019 and (audited) May 31, 2019	2

	Condensed Consolidated Statement of Shareholders’ Equity for the Six Months ended November 30, 2019	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended November 30, 2019 and 2018	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II	Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	Six Months Ended November 30,		Three Months Ended November 30,

	2019	2018	2019	2018

Net sales	$2,790,823	$2,773,661	$1,596,408	$1,500,791
Cost of sales	(1,954,647)	(2,028,378)	(1,127,536)	(1,092,731)
Gross profit	836,176	745,283	468,872	408,060

Operating Expenses:
Selling, general and administrative	1,060,958	912,820	553,761	512,592
Research and development	775,320	773,186	404,854	381,405
Total operating expenses	1,836,278	1,686,006	958,615	893,997

Loss from operations	(1,000,102)	(940,723)	(489,743)	(485,937)

Other Income (Expense):
Dividend and interest income	8,551	11,786	4,488	8,693
Interest expense	(5)	(47)	(5)	--
Total other income	8,546	11,739	4,483	8,693

Net loss	$(991,556)	$(928,984)	$(485,260)	$(477,244)
Basic net loss per common share	$(0.10)	$(0.10)	$(0.05)	$(0.05)
Diluted net loss per common share	$(0.10)	$(0.10)	$(0.05)	$(0.05)

Weighted average number of common and common equivalent shares:
Basic	9,780,713	8,995,575	9,817,363	9,061,617
Diluted	9,780,713	8,995,575	9,817,363	9,061,617

Net loss	$(991,556)	$(928,984)	$(485,260)	$(477,244)

Other comprehensive loss, net of tax:
Foreign currency translation	(5,085)	(5,806)	(1,643)	(4,480)

Comprehensive loss	$(996,641)	$(934,790)	(486,903)	$(481,724)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	November 30, 2019 (unaudited)	May 31, 2019 (audited)

Assets

Current Assets:
Cash and cash equivalents	$850,989	$686,785
Accounts receivable, less allowance for doubtful accounts of $76,681 and $73,110 as of November 30, 2019 and May 31, 2019, respectively	1,282,944	1,454,652
Inventories	2,190,893	2,151,090
Prepaid expenses and other	186,035	202,402
Total Current Assets	4,510,861	4,494,929

Property and Equipment, net of accumulated depreciation and amortization of $1,813,925 and $1,762,344 as of November 30, 2019 and May 31, 2019, respectively	303,573	351,070

Right of Use Assets, net of amortization	1,823,614	-

Investments	165,324	165,324

Intangible Assets, net	110,490	107,209

Other Assets	124,759	126,832

Total Assets	$7,038,621	$5,245,364

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,344,791	$1,037,565
Accrued compensation	239,072	226,829
Equity financing deposit-officer	200,000	-
Lease liability, current portion	200,401	-
Total Current Liabilities	1,984,264	1,264,394

Lease Liability, net of current portion	1,678,436	-

Total Liabilities	3,662,700	1,264,394

Commitments and Contingencies (Notes 6 and 7)

Shareholders' Equity:

Preferred stock, no par value authorized 5,000,000 shares, none issued and none outstanding at November 30, 2019 and May 31, 2019	-	-
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 9,851,090 and 9,677,188 at November 30, 2019 and May 31, 2019, respectively	788,085	774,173
Additional paid-in-capital	23,223,269	22,830,006
Common stock subscribed	(15,583)	-
Accumulated other comprehensive loss	(41,616)	(36,531)
Accumulated deficit	(20,578,234)	(19,586,678)

Total Shareholders' Equity	3,375,921	3,980,970

Total Liabilities and Shareholders' Equity	$7,038,621	$5,245,364

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) Six Months Ended November 30, 2019
					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Subscriptions Receivable		Accumulated Deficit	Total
	Shares	Amount

Balances, May 31, 2019	9,677,188	$774,173	$22,830,006	$--	$(36,531)	$(19,586,678)	$3,980,970

Exercise of stock options	54,125	4,330	44,598	--	--	--	48,928

Net proceeds from ATM	119,777	9,582	313,687	(15,583)	--	--	307,686

Foreign currency translation	--	--	--	--	(5,085)	--	(5,085)

Compensation expense in connection with options granted	--	--	34,978	--	--	--	34,978

Net loss	--	--	--	--	--	(991,556)	(991,556)

Balances, November 30, 2019	9,851,090	$788,085	$23,223,269	$(15,583)	$(41,616)	$(20,578,234)	$3,375,921

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended November 30,

	2019	2018

Cash flows from operating activities:

Net loss	$(991,556)	$(928,984)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	65,545	89,013
Change in provision for allowance on accounts receivable	3,571	13,192
Inventory reserve	6,873	36,467
Stock option expense	34,978	9,126
Reduction (increase) in deferred rent liability	(37,971)	4,351
Amortization of right-of-use asset	157,356	--
Changes in assets and liabilities:
Accounts receivable	168,133	(473,799)
Inventories	(46,675)	27,269
Prepaid expenses and other	18,431	106,706
Reduction in lease liability	(102,133)	--
Accounts payable and accrued expenses	345,211	109,163
Accrued compensation	12,243	6,428

Net cash used in operating activities	(365,994)	(1,001,068)

Cash flows from investing activities:

Increase in intangibles	(15,008)	(31,937)
Purchases of property and equipment	(6,323)	(53,080)

Net cash used in investing activities	(21,331)	(85,017)

Cash flows from financing activities:

Proceeds from sale of common stock, net	307,686	936,702
Proceeds from exercise of stock options	48,928	75,200
Proceeds from equity financing-officer	200,000	--

Net cash provided by financing activities	556,614	1,011,902

Effect of exchange rate changes on cash	(5,085)	(5,806)

Net increase (decrease) in cash and cash equivalents	164,204	(79,989)

Cash and cash equivalents at beginning of period	686,785	1,204,903

Cash and cash equivalents at end of period	$850,989	$1,124,914

Supplemental Disclosure of Cash-Flow Information:

Cash paid during the period for:
Interest	$5	$47
Income taxes	$7,844	$0

Non-cash Investing and Financing Activities:
Establishment of Right-of-Use Asset per ASC 842	$1,942,999	--
Establishment of Lease Liability per ASC 842	$1,980,970	$--

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

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the reserve for bad debt, which is estimated based on current as well as historical history with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory reserves, which are based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, likelihood of lease extensions to occur, asset valuation, among other things; (and other items that may be necessary to estimate using current, historical and judgment based). Actual results could materially differ from those estimates.

Concentration of Credit Risk

     The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe it is exposed to significant credit risks.

     The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At November 30, 2019 and May 31, 2019, the Company had one customer which accounted for 57.7% and two customers which accounted for 68.1%, respectively, of gross accounts receivable. The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances. The Company had one customer which accounted for approximately 50.3% and 44.7% of consolidated sales for the six months ended November 30, 2019 and November 30, 2018, respectively.

     For the six months ended November 30, 2019 and 2018, three vendors accounted for approximately 51.4% and two vendors accounted for approximately 33.8% of the purchases of raw materials, respectively. At November 30, 2019 and May 31, 2019 there was one company which accounted for 23.2% and 32.1% of accounts payable, respectively.

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

The approximate balances of inventories are the following at:

November 30, 2019		May 31, 2019

Raw materials	$1,209,000	$1,208,000
Work in progress	835,000	771,000
Finished products	147,000	172,000
Total	$2,191,000	$2,151,000

    Reserves for inventory obsolescence are increased as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of November 30, 2019 and May 31, 2019, inventory reserves were approximately $56,000 and $49,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $24,321 and $28,387 for the three months ended November 30, 2019 and 2018, and $53,819 and $55,682 for the six months ended November 30, 2019 and 2018, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $5,946 and $16,665 for the three months ended November 30, 2019 and 2018, respectively, and $11,726 and $33,331 for the six months ended November 30, 2019 and 2018, respectively.

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

The following summary presents the options granted, exercised, expired, cancelled and outstanding as of November 30, 2019:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2019	1,476,209	$2.07
Granted	--	--
Forfeited	(35,250)	3.26
Exercised	(54,125)	0.92
Outstanding November 30, 2019	1,386,834	$2.09

     During the six months ended November 30, 2019, options to purchase 54,125 shares of common stock were exercised at the exercise prices ranging from $0.82 to $1.20 per share.  Proceeds to the Company were $48,928.

Revenue Recognition

       The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. Revenue is recognized only when collectability is reasonably assured.  The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer.  The Company accounts for these free products as zero sales and recognizes the cost of the product as part of cost of sales. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts as of November 30, 2019 and does not believe that any additional discounts will be earned through the end of fiscal 2020 or through the end of the contract periods.

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

Income Taxes

       The Company has provided a valuation allowance on deferred tax assets of approximately $2,663,000 and $2,459,000 as of November 30, 2019 and May 31, 2019, respectively.

Foreign Currency Translation

       The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the quarter, and revenues and costs are translated using average exchange rates for the quarter. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss.

Deferred Rent

Incentive payments received from landlords was recorded as deferred lease incentives and were amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, the Company established a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability was amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. During the period ended November 30, 2019, the Company adopted ASC 842, Leases. As a result, the existing deferred rent liability was netted against the right-of-use asset which was capitalized at that time.

       In February 2016, the Financial Accounting Standards Board issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term.  Leases will be classified as financing or operating which will drive the expense recognition pattern.  For lessees, the statement of operations presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively.  The Company has elected to exclude short-term leases.  The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The Company adopted this guidance as of June 1, 2019, the required effective date, using the effective date transition method.  As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to opening accumulated deficit was not required in conjunction with adoption.  The adoption of this statement resulted in a right-of-use asset being recorded in the amount of $1,942,999 and a lease liability being recorded in the amount of $1,980,970. Both will be amortized over the life of the underlying leases. For additional information, see Note 6 – Leases.  The Company has elected not to reassess whether expired or existing contracts contain leases, or reassess the classification of existing leases as of the adoption date. The Company leases office space and copy machines, all of which are operating leases.  Most leases include the option to renew and the exercise of the renewals options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise.  The leases do not include the options to purchase the leased property.  The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and six months ended November 30, 2019 was 521,782 and 498,040 respectively. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and six months ended November 30, 2018 was 509,101 and 534,551, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Six Months Ended November 30,		Three Months Ended November 30,

	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(991,556)	$(928,984)	$(485,260)	$(477,244)
Denominator for basic net loss Per common share	9,780,713	8,995,575	9,817,363	9,061,617
Effect of dilutive securities:
Options	--	--	--	--
Denominator for diluted net loss per common share	9,780,713	8,995,575	9,817,363	9,061,617
Basic net loss per common share	$(0.10)	$(0.10)	$(0.05)	$(0.05)
Diluted net loss per common share	$(0.10)	$(0.10)	$(0.05)	$(0.05)

Recent Accounting Pronouncements

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

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. During the six months ended November 30, 2019, the Company adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the six months ended November 30, 2019. The adoption of this standard has not had a significant impact on the Company’s financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expense balances consist of the following at:

	November 30, 2019	May 31, 2019

Accounts payable	$1,344,791	$999,593
Deferred rent	--	37,972
Total	$1,344,791	$1,037,565

Note 4:  Shareholders’ Equity

As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2019, the Form 10K report, filed with the Securities and Exchange Commission on August 29, 2019, the Form 10Q filed with the Securities and Exchange Commission on October 14, 2019 and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary. During the quarter ended November 30, 2019, the Company received $195,078 in net proceeds from the sale of its common stock through this Agreement. During the six months ended November 30, 2019, the Company received $307,686 in net proceeds from the sale of its common stock through this Agreement.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is as follows:

	Six Months Ended November 30,		Three Months Ended November 30,

	2019	2018	2019	2018

Revenues from sales to unaffiliated customers:
United States	$224,000	$282,000	$109,000	$140,000
Asia	1,460,000	1,320,000	797,000	672,000
Europe	717,000	914,000	416,000	522,000
South America	71,000	127,000	24,000	56,000
Middle East	309,000	131,000	241,000	111,000
Other	10,000	--	10,000	--
	$2,791,000	$2,774,000	$1,597,000	$1,501,000

     No other geographic concentrations exist where net sales exceed 10% of total net sales.

      As of November 30, 2019 and May 31, 2019, approximately $685,000 and $665,000 of Biomerica’s gross inventory and approximately $35,000 and $39,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

Note 6: Leases

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  The initial base rent was set at $18,490 per month with scheduled annual increases through the end of the lease term. In November 2015, the Company signed the First Amendment to Lease to extend the lease until August 31, 2021.  The initial base rent for the lease amendment which started September 1, 2016 was $21,000 per month. As of September 1, 2019, the rent was $22,948 per month.

      In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926 per month. The rent is currently set at $3,239 per month as of November 1, 2019. The Company has a one 10-year option to renew at the end of the initial lease period.  Biomerica, Inc. is not a guarantor of such lease. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.  In addition, the Company leases a small office on a month-to-month basis in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

      Components of lease expense include fixed lease expense of approximately $171,892 for the six months ended November 30, 2019.  For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal options periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability.  Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss when they are incurred.

Supplemental cash flow information related to leases for the six months ended November 30, 2019:

Operating cash flows from operating leases	$154,521

Right-of-use assets obtained in exchange for new operating lease liabilities	--
Weighted average remaining lease term (in years)	6.77
Weighted average discount rate	6.5%

The maturity of lease liabilities as of November 30, 2019 are as follows:

Years Ending May 31
2020	$97,494
2021	211,946
2022	236,410
2023	262,830
2024	291,350
Thereafter	778,807
Total	$1,878,837

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

        On July 22, 2019, the Company entered into a Clinical Trial Agreement with a research institution for the purpose of conducting a clinical trial of the Biomerica Infoods product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be approximately $107,000.

        In September 2019, the Company agreed to extend MaxHealth Medical International, Limited and MaxHealth Medical Group Co., Ltd.’s option to purchase up to 500,000 shares of Biomerica’s common stock for an additional 90 days at terms described in the agreement signed May 29, 2019. This option expired at the end of December 2019.

     On September 25, 2019 the Company entered into a Clinical Trial Agreement with a large, multi-physician medical group for the purpose of conducting a clinical trial of the Biomerica Infoods product.  The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month.  The maximum budgeted costs will be $136,000.

    In November 2019, the Chief Executive Officer deposited $200,000 with the Company to possibly be used in a future financing.  The Company is currently in discussions with strategic, private investment funds pertaining to a possible investment to support the Company’s new product development and regulatory clearances.

Note 8: Subsequent Events

      Subsequent to November 30, 2019, options to purchase 26,250 of the Company’s common stock at prices ranging from $1.04 to $1.20 were exercised by the option holders. Net proceeds to the Company were approximately $31,000.

     On January 7, 2020, the Company sold 7,139 shares of common stock under the S-3 registration statement and received net proceeds of $21,282. On January 9, 2020 the Company sold 5,396 shares of common stock under the S-3 registration statement and received net proceeds of approximately $16,058.

     In December 2019, options to purchase 51,000 shares of the Company’s common stock were granted to various employees of the Company.  The purchase price of the options will be $2.68 per share.  The options are exercisable one quarter per year with the first quarter vesting one year from date of grant.  The options expire five years from date of grant.

     In December 2019, the Board of Directors approved the 2020 Stock Option and Incentive Plan.  The plan is for the issuance of 900,000 options to purchase the Company’s common stock from time to time at the discretion of the Board of Directors.  The plan will be submitted for approval by the shareholders in December 2020.

     In December 2019, the Board of Directors approved the grant of 295,000 options to purchase shares of the Company’s common stock to officers and directors.  The options are exercisable by outside board members one year from date of grant and for officers one-quarter per year with the first quarter vesting one year from date of grant. The options will be at the exercise price of $2.81 per share and expire ten years from date of grant.

     In December 2019, the Company entered into a Clinical Trial Agreement with a research institution for the purpose of conducting a clinical trial of the Biomerica InFoods product.  The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month.  The maximum budgeted costs will be approximately $133,000.

      On December 18, 2019, the Company entered into a Clinical Trial Agreement with a research institution for the purpose of conducting a clinical trial of the Biomerica H. pylori product.  The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be approximately $57,800.

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

RESULTS OF OPERATIONS

      Consolidated net sales for Biomerica were $1,596,408 for the three months ended November 30, 2019 as compared to $1,500,791 for the same period in the previous year. This represents an increase of $95,617 or 6.4%. For the six-month period ended November 30, 2019 as compared to 2018, net sales were $2,790,823 as compared to $2,773,661.  This represents an increase of $17,162 or 0.6%. The increase for the three and six-month periods was primarily due to increased sales to Asia and several orders to the Middle East.

     For the three months ended November 30, 2019 as compared to November 30, 2018, cost of sales decreased as a percentage of sales from 72.8% of sales, or $1,092,731, to 70.6% of sales, or $1,127,536. For the six months ended November 30, 2019 as compared to 2018, cost of sales decreased as a percentage of sales from 73.1% of sales, or $2,028,378 to 70.0% of sales, or $1,954,647. Decreases to cost of sales as a percentage of sales for the three and six months were due to lower scrap as well as fixed costs in relationship to higher sales.

       For the three months ended November 30, 2019 compared to 2018, selling, general and administrative expenses increased by $41,169, or 8.0%. For the six-month period ended November 30, 2019 as compared to 2018, these expenses increased by $148,138, or 16.1%. The increase in the three and six-month period was primarily due to increased wages primarily due to increased wages classified as administrative and the addition of a sales manager in Europe.

         For the three months ended November 30, 2019, compared to 2018, research and development expenses increased by $23,449 or 6.1%. For the six-month period ended November 30, 2019 as compared to 2018, these expenses increased by $2,134, or 0.3%. The increase for the three months was primarily a result of higher wages as compared to the same period in prior fiscal year.  The total research and development expense for the six months as compared to the prior fiscal year was relatively constant.

         For the three months ended November 30, 2019 as compared to November 30, 2018, dividend and interest income decreased from $8,693 to $4,488. For the six months ended November 30, 2019 as compared to November 30, 2018, dividend and interest income decreased from $11,786 to $8,551.

LIQUIDITY AND CAPITAL RESOURCES

       As of November 30, 2019 and May 31, 2019, the Company had cash and cash equivalents in the amount of $850,989 and $686,785 and working capital of $2,526,597 and $3,230,535, respectively.

       During the six months ended November 30, 2019, the Company’s operations used cash of $365,994 as compared to $1,001,068 in the same period of the prior fiscal year. The cash used by operations for the six months ended November 30, 2019 was primarily a result of a net loss of $991,553, which was offset by a decrease in accounts receivable of $168,133, and increases in accounts payable and accrued expenses of $345,211, depreciation and amortization of $65,545, and amortization of right-of-use asset of $157,356 as compared to cash used by operations for the six months ended November 30, 2018 which resulted from a net loss of $928,984 and increased receivables of $473,799 which were offset by an increase in accounts payable and accrued expenses of $109,163 and depreciation and amortization of $89,013.  Cash used in investing activities in the six months ended November 30, 2019 was $21,331, $6,323 of which was for purchases of property and equipment as compared to the six months ended November 30, 2018 during which cash used for property and equipment was $53,080.  Cash provided by financing activities for the six months ended November 30, 2019 was a result of the exercise of stock options of $48,928, proceeds from the sale of common stock of $307,686 and $200,000 from an equity financing deposit from an officer,  compared to $75,200 from the exercise of stock options and the proceeds from the sale of common stock of $936,702 in the prior fiscal year.

     We have been working on new products for the gastroenterology and inflammatory disease markets.  Multiple patent applications for the new products have been filed and two patents have been issued (USA and Korea). The Company is working on obtaining additional patents and U.S. regulatory approvals for certain of these products.  The Company has been spending significant funds on the research, development, clinical trials, patents and related costs, and expects this will continue in order to obtain the desired patents and regulatory approvals. These new products address very large addressable markets, and management believes these current expenses will create significant future value for the Company’s shareholders.

     As described in the Company’s Form 10Q, filed with the Securities and Exchange Commission on April 15, 2019, the Form 10K report, filed with the Securities and Exchange Commission on August 29, 2019, the Form 10Q filed with the Securities and Exchange Commission on October 14, 2019 and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  These funds will be needed to fund current research and development projects and bring them to the next state of completion.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary. During the quarter that ended November 30, 2019, the Company received $195,078 in net proceeds from the sale of its common stock through this Agreement. During the six months that ended November 30, 2019, the Company received $307,686 in net proceeds from the sale of its common stock through this Agreement.

     The Company anticipates raising additional capital through this or other methods in order to continue to fund research and development projects, clinical trials, patent expenses and other operating needs.

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

       We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserve, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Please refer to Note 2 for information on Significant Accounting Policies.

In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. For lessees, the statement of operations presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. The Company has elected to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance as of June 1, 2019, the required effective date, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to the opening accumulated deficit was not required in conjunction with our adoption. For additional information, see Note 6 – Leases. We have elected not to reassess whether expired or existing contracts contain leases, nor did we reassess the classification of existing leases as of the adoption date. The Company leases office space and copy machines, all of which are operating leases.  Most leases include the option to renew and the exercise of the renewals options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

Item 4.  MINE SAFETY DISCLOSURES. None.

Item 5.  OTHER INFORMATION.

     We held our Annual Meeting of Stockholders on December 11, 2019, to consider and vote on the proposals set forth in our proxy statement filed with the Securities and Exchange Commission on September 28, 2019. Please refer to the Form 8-K filed on December 13, 2019 for a description of the results of the meeting.

     In November 2019, the Chief Executive Officer deposited $200,000 with the Company to possibly be used in a future financing.  The Company is currently in discussions with strategic, private investment funds pertaining to a possible investment to support the Company’s new product development and regulatory clearances.

Item 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Janet Moore

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Janet Moore
101	Interactive data files pursuant to Rule 405 Regulation S-T, as follows:

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

Date: January 14, 2020
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Director, Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2020
	By:	/S/ Janet Moore
Janet Moore
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)