Form 10-Q
period 2020-02-29
BIOMERICA INC
filed 2020-04-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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

           Large Accelerated Filer [_]           Accelerated Filer [_]

           Non-Accelerated Filer   [_]           Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date:  11,305,190 shares of common stock, par value $0.08, as of April 14, 2020.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 29, 2020 and February 28, 2019	1

	Condensed Consolidated Balance Sheets (unaudited) February 29, 2020 and (audited) May 31, 2019	2

	Consolidated Statements of Shareholders’ Equity (unaudited)- Nine months ended February 29, 2020	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended February 29, 2020 and February 28, 2019	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II	Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	Nine Months Ended		Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Net sales	$3,967,712	$4,034,822	$1,176,889	$1,261,161
Cost of sales	(2,919,557)	(2,923,615)	(964,910)	(895,237)
Gross profit	1,048,155	1,111,207	211,979	365,924

Operating Expense:
Selling, general and administrative	1,714,543	1,488,890	653,585	576,070
Research and development	1,248,599	1,270,288	473,279	497,102
Total operating expenses	2,963,142	2,759,178	1,126,864	1,073,172

Loss from operations	(1,914,987)	(1,647,971)	(914,885)	(707,248)

Other Income (Expense):
Dividend and interest income	62,515	40,288	53,964	28,502
Interest expense	(10)	(47)	(5)	--
Total other income	62,505	40,241	53,959	28,502

Net loss	$(1,852,482)	$(1,607,730)	$(860,926)	$(678,746)
Basic net loss per common share	$(0.19)	$(0.18)	$(0.09)	$(0.07)
Diluted net loss per common share	$(0.19)	$(0.18)	$(0.09)	$(0.07)

Weighted average number of common and common equivalent shares:
Basic	9,882,459	9,103,225	9,814,504	9,322,549
Diluted	9,882,459	9,103,225	9,814,504	9,322,549

Net loss	$(1,852,482)	(1,607,730)	$(860,926)	$(678,746)

Other comprehensive loss, net of tax:
Foreign currency translation	(4,157)	(7,385)	(928)	(1,579)

Comprehensive loss	$(1,856,639)	$(1,615,115)	$(861,854)	$(680,325)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2020 (unaudited)	May 31, 2019 (audited)

Assets

Current Assets:
Cash and cash equivalents	$2,391,732	$686,785
Accounts receivable, less allowance for doubtful accounts of $76,681 and $73,110 as of February 29, 2020 and May 31, 2019, respectively	962,321	1,454,652
Inventories, net	2,187,605	2,151,090
Prepaid expenses and other	197,505	202,402
Total current assets	5,739,163	4,494,929

Property and Equipment, net of accumulated depreciation and amortization of $1,688,685 and $1,762,344 as of February 29, 2020 and May 31, 2019, respectively	301,153	351,070

Right of Use Assets, net of amortization	1,767,938	--

Investments	165,324	165,324

Intangible Assets, net	114,011	107,209

Other Assets	127,521	126,832
Total Assets	$8,215,110	$5,245,364

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,267,662	$1,037,565
Accrued compensation	236,043	226,829
Equity financing deposit-officer	200,000	--
Lease liability, current portion	206,127	--

Total current liabilities	1,909,832	1,264,394

Lease Liability, net of current portion	1,624,358	--

Total Liabilities	3,534,190	1,264,394

Commitments and Contingencies (Note 6 and 7)

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, issued and outstanding at February 29, 2020 and no shares authorized, issued and outstanding at May 31 2019	45,714	--
Preferred stock, undesignated, no par value, authorized 4,428,571 and 5,000,000 shares, at February 29, 2020 and none at May 31, 2019, respectively and none issued and outstanding at February 29, 2020 and May 31, 2019	--	--
Common stock, $0.08 par value authorized 25,000,000 shares, issued and outstanding 10,310,355 and 9,677,188 at February 29, 2020 and May 31, 2019, respectively
	824,827	774,173
Additional paid-in-capital	26,446,538	22,830,006
Common stock subscribed	(1,156,311)	--
Accumulated other comprehensive loss	(40,688)	(36,531)
Accumulated deficit	(21,439,160)	(19,586,678)

Total Shareholders' Equity	4,680,920	3,980,970

Total Liabilities and Shareholders' Equity	$8,215,110	$5,245,364

The accompanying notes are an integral part of these statements

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited) Nine Months Ended February 29, 2020
					Additional Paid-in Capital
	Common Stock		Series A 5% Convertible Preferred Stock			Subscriptions Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balances, May 31, 2019	9,677,188	$774,173	--	$--	$22,830,006	$--	$(36,531)	$(19,586,678)	$3,980,970

Exercise of stock options	80,375	6,430	--	--	73,398	--	--	--	79,828

Net proceeds from ATM	552,792	44,224	--	--	1,478,345	(1,156,311)	--	--	366,258

Issuance of preferred stock	--	--	571,429	45,714	1,871,872	--	--	--	1,917,586

Foreign currency translation	--	--	--	--	--	--	(4,157)	--	(4,157)

Compensation expense in connection with options granted	--	--	--	--	192,917	--	--	--	192,917

Net loss	--	--	--	--	--	--	--	(1,852,482)	(1,852,482)

Balances, February 29, 2020	10,310,355	$824,827	571,429	$45,714	$26,446,538	$(1,156,311)	$(40,688)	$(21,439,160)	$4,680,920

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	February 29, 2020	February 28, 2019

Cash flows from operating activities:

Net loss	$(1,852,482)	$(1,607,730)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	94,772	128,114
Change in provision for allowance on accounts receivable	3,571	13,192
Inventory reserve	5,684	7,249
Stock option expense	192,917	146,514
Reduction (increase)_ in deferred rent liability	(37,971)	5,360
Amortization of right-of-use asset	213,032	--
Changes in assets and liabilities:
Accounts receivable	488,759	(290,727)
Inventories	(42,199)	91,244
Prepaid expenses and other	4,898	46,772
Reduction in lease liability	(150,485)	--
Other assets	(689)	(8,984)
Accounts payable and accrued expenses	268,068	197,386
Accrued compensation	9,214	13,902

Net cash used in operating activities	(802,911)	(1,257,708)

Cash flows from investing activities:
Increase in intangibles	(23,933)	(46,226)
Purchases of property and equipment	(27,724)	(72,947)

Net cash used in investing activities	(51,657)	(119,173)

Net cash flows from financing activities:
Proceeds from sales of common stock, net	366,258	1,011,636
Proceeds from sale of convertible preferred stock, net	1,917,586	--
Proceeds from exercise of stock options	79,828	82,990
Proceeds from equity financing-officer	200,000	--
Common stock subscribed	--	2,672

Net cash provided by financing activities	2,563,672	1,097,298

Effect of exchange rate changes in cash	(4,157)	(7,385)

Net increase (decrease) in cash and cash equivalents	1,704,947	(286,968)

Cash and cash equivalents at beginning of period	686,785	1,204,903

Cash and cash equivalents at end of period	$2,391,732	$917,935

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$9	$47
Income taxes	$12,170	$--

Non-cash Investing and Financing Activities:
Establishment of Right-of-Use Asset per ASC 842	$1,942,999	$--
Establishment of Lease Liability per ASC 842	$1,980,970	$--

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

Accounting Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the reserve for bad debt, which is estimated based on current as well as historical data with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory reserves, which are based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, likelihood of lease extensions to occur, asset valuation, among other things; (and other items that may be necessary to estimate using current, historical and judgment based). Actual results could materially differ from those estimates.

Concentration of Credit Risk

     The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe it is exposed to significant credit risks.

     The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  At February 29, 2020 and May 31, 2019, the Company had two customers which accounted for 52.7% and two customers which accounted for 68.1%, respectively, of gross accounts receivable. The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances.  The Company had one customer which accounted for approximately 43.4% and 46.8%, of consolidated sales for the nine months ended February 29, 2020 and February 28, 2019, respectively.

     For the nine months ended February 29, 2020 and February 28, 2019, two vendors accounted for approximately 32.8% and 33.4%, of the purchases of raw materials, respectively. At February 29, 2020 and May 31, 2019 there were two companies which accounted for 46.1% and one company which accounted for 32.1% of accounts payable, respectively.

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

The approximate balances of inventories are the following at:

	February 29, 2020	May 31, 2019

Raw materials	$1,102,000	$1,208,000
Work in progress	900,000	771,000
Finished products	186,000	172,000
Total	$2,188,000	$2,151,000

       Reserves for inventory obsolescence are increased as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of February 29, 2020 and May 31, 2019, inventory reserves were approximately $55,000 and $49,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment and leasehold improvements amounted to $23,822 and $22,436 for the three months ended February 29, 2020 and February 28, 2019, respectively, and $77,641 and $78,118 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

Intangible Assets, net

Intangible assets include trademarks, product rights, licenses, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, licenses, and 17 years for patents. Amortization amounted to $5,405 and $16,666 for the three months ended February 29, 2020 and February 28, 2019, respectively, and $17,131 and $49,996 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of February 29, 2020:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2019	1,476,209	$2.07
Granted	356,000	$2.79
Exercised	(80,375)	$1.01
Cancelled or expired	(47,500)	$3.25
Outstanding February 29, 2020	1,704,334	$2.24

     During the nine months ended February 29, 2020, options to purchase 80,375 shares of common stock were exercised at prices ranging from $0.82 to $1.20 per share.  Proceeds to the Company were approximately $79,828. During the nine months ended February 29, 2020, the Company granted 356,000 options to purchase common stock at an average purchase price of $2.79.

Revenue Recognition

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, at which point title passes. Revenue is recognized only when collectability is reasonably assured.  The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In conjunction with sales to certain customers, the Company provides free products upon attaining certain levels of purchases by the customer.  The Company accounts for these free products as zero sales and recognizes the cost of the product as part of cost of sales. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volume. The Company evaluated the status of these contracts as of February 29, 2020 and does not believe that any additional discounts will be earned through the end of fiscal 2020 or through the end of the contract periods.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Nine Months ended		Three Months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Clinical lab	$2,769,000	$3,150,000	$723,000	$1,043,000
OTC	778,000	653,000	271,000	131,000
Physicians’ office	157,000	142,000	32,000	48,000
Contract Manufacturing	264,000	90,000	151,000	39,000
Total	$3,968,000	$4,035,000	$1,177,000	$1,261,000

See note 5 for additional information regarding revenue concentrations.

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

Income Taxes

       The Company has provided a valuation allowance on deferred income tax assets of approximately $2,821,000 and $2,459,000 as of February 29, 2020 and May 31, 2019, respectively.

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

Lease Liability

Incentive payments received from landlords was recorded as deferred lease incentives and were amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. When the terms of an operating lease provide for periods of free rent, rent concessions, and/or rent escalations, the Company established a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability was amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. During the period ended February 29, 2020, the Company adopted ASC 842, Leases. As a result, the existing deferred rent liability was netted against the Right of Use Asset which was capitalized at that time.

In February 2016, the Financial Accounting Standards Board issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term.  Leases will be classified as financing or operating which will drive the expense recognition pattern.  For lessees, the statement of operations presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively.  The Company has elected to exclude short-term leases.  The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The Company adopted this guidance as of June 1, 2019, the required effective date, using the effective date transition method.  As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to opening accumulated deficit was not required in conjunction with adoption. The adoption of this statement resulted in a right-of-use asset being recorded in the amount of $1,942,999 and a lease liability being recorded in the amount of $1,980,970. Both will be amortized over the life of the underlying leases. For additional information, see Note 6 – Leases. The Company has elected not to reassess whether expired or existing contracts contain leases, or reassess the classification of existing leases as of the adoption date. The Company leases office space and copy machines, all of which are operating leases.  Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise.  The leases do not include the options to purchase the leased property.  The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options using the treasury stock method. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and nine months ended February 29, 2020 was 476,358 and 483,658, respectively. The total amount of anti-dilutive options not included in the earnings per share calculation for the three and nine months ended February 28, 2019 was 393,865 and 592,080, respectively.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

	Nine Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,852,482)	$(1,607,730)	$(860,926)	($678,746)
Denominator for basic loss per common share	9,882,459	9,103,225	9,814,504	9,322,549
Effect of dilutive securities:
Options and warrants	--	--	--	--
Denominator for diluted loss per common share	9,882,459	9,103,225	9,814,504	9,322,549
Basic net loss per common share	$(0.19)	$(0.18)	$(0.09)	$(0.07)
Diluted net loss per common share	$(0.19)	$(0.18)	$(0.09)	$(0.07)

New Accounting Pronouncements

On February 15, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 will give companies the option to reclassify stranded tax effects caused by the newly-enacted U.S. Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (“ASCI”) to retained earnings.  ASU 2018-02 was effective for all companies for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Management is taking the provisions of this statement into account in the preparation of the financial statements for the nine months ended February 29, 2020.  The adoption of this standard has not had a significant impact on the Company’s financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. During the nine months ended February 29, 2020 the Company adopted the provisions of this statement and is taking them into account in the preparation of the financial statements for the nine months ended February 29, 2020. The adoption of this standard has not had a significant impact on the Company’s financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 3: Accounts Payable and Accrued Expenses

      The Company’s accounts payable and accrued expenses consist of the following at:

	February 29, 2020	May 31, 2019

Accounts payable	$1,267,662	$999,593
Deferred rent	--	37,972
Total	$1,267,662	$1,037,565

Note 4:  Shareholders’ Equity

      As described in the Company’s Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement, whereby, the Company may raise additional working capital and funds for continued development of current research projects.  During the quarter that ended February 29, 2020, the Company received $58,572 in net proceeds from the sale of its common stock through this Agreement (including $15,583 from a subscription receivable as of November 30, 2019). The Company also recorded a subscription receivable during the quarter in the net amount of $1,156,311 for sales of common stock but which proceeds were not received until after February 29, 2020. During the nine months ended February 29, 2020, the Company received $366,258 in net proceeds from the sale of its common stock through this Agreement as well as a subscription receivable of $1,156,311, as described above.

On February 26,2020, Biomerica, Inc. issued stock under a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Palm Global Small Cap Master Fund LP (“Palm”) pursuant to which the Company issued 571,429 shares of the Company’s Series A 5% Convertible Preferred Stock, for a purchase price of approximately $2 million, or $3.50 per Series A 5% Convertible  Preferred share. The Company incurred approximately $82,000 in issuance costs associated with this stock purchase. The issuance and sale of the Series A 5% Convertible Preferred shares was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

The Stock Purchase Agreement contains certain anti-dilutive provisions for Palm until the third anniversary. In addition, the Company entered into a Registration Rights Agreement wherein the Company agreed to register for resale with the Securities and Exchange Commission the shares of common stock, $0.08 par value per share, issuable upon conversion of the Series A 5% Convertible Preferred Shares based on certain conditions.

The Series A 5% Convertible Preferred Shares are convertible at the option of the holder at any time into an equal number of common stock shares (“Conversion Shares”). The conversion price may be adjusted for stock splits or other common stock issuances. The Company may require the conversion of all of the outstanding Series A 5% Convertible Preferred shares if the closing sale price of the Company’s common stock equals or exceeds $9.00 for a period of five consecutive trading days with a minimum average trading volume of 35,000 shares per day over such period; provided, that, on such date, the Conversion Shares are registered for resale.

The Series A 5% Convertible Preferred shares accrue annual preferred dividends at a rate of $0.175 per Series A 5% Convertible Preferred share. The shares of Series A 5% Convertible Preferred shares are also entitled to receive participating dividends. The shares of Series A 5% Convertible Preferred shares have no voting rights.

In the event of a liquidation, dissolution or winding up of the Company, or a deemed liquidation event, the holders of Series A 5% Convertible Preferred shares are eligible to receive the greater of (i) an amount equal to the Series A 5% Convertible Preferred original issue price, plus an amount equal to accrued and unpaid dividends thereon, or (ii) such amount per share as would have been payable had all Series A 5% Convertible Preferred shares been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event.

The Series A 5% Convertible Preferred shares contain certain protective provisions, and require the consent of the holders of a majority of the Series A 5% Convertible Preferred Shares prior to the Company taking certain actions that would impair or reduce the rights of the Series A 5% Convertible Preferred shares, among other things; for a period of three years following the issuance date.

     Please refer to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2020 for further details of the Stock Purchase Agreement and related agreements.

     In November 2019, the Chief Executive Officer (CEO) deposited $200,000 with the Company to be used in a proposed financing where, under the terms being negotiated, the CEO would be co-investing with Palm (and other outside investors). Ultimately, on February 28, 2020, in conjunction with the issuance of the Series A 5% Convertible Preferred shares to Palm, the funds deposited in November 2019 into the Company by the CEO were converted into shares of common stock through the Company’s At Market Issuance Sales Agreement and were included in the common stock subscribed as of February 29, 2020. A total of 78,431 shares were purchased at a purchase price of $2.85 per share, of which 70,175 were paid for from the $200,000 which had been deposited with the Company in November 2019. The additional 8,256 shares were purchased in error through the Company’s ATM broker and were paid for by the CEO.

Note 5: Geographic Information

Financial information about foreign and domestic operations and export sales is approximately as follows

	Nine Months Ended		Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenues from sales to unaffiliated customers:
United States	$389,000	$423,000	$165,000	$141,000
Asia	1,863,000	1,973,000	404,000	653,000
Europe	1,226,000	1,330,000	509,000	416,000
South America	166,000	129,000	95,000	2,000
Middle East	313,000	180,000	4,000	49,000
Other	11,000	--	--	--
	$3,968,000	$4,035,000	$1,177,000	$1,261,000

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

     As of February 29, 2020 and May 31, 2019, approximately $629,000 and $665,000, of Biomerica’s gross inventory and approximately $33,000 and $39,000, of Biomerica’s property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

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

     Components of lease expense include fixed lease expense of approximately $257,838 for the nine months ended February 29, 2020.  For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal options periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability.  Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss when they are incurred.

Supplemental cash flow information related to leases for the nine months ended February 29, 2020:

Operating cash flows from operating leases	$233,262

Right-of-use assets obtained in exchange for new operating lease liabilities	--
Weighted average remaining lease term (in years)	6.52
Weighted average discount rate	6.5%

The maturity of lease liabilities as of February 29, 2020 are as follows:

Years Ending May 31
2020	$49,142
2021	211,946
2022	236,410
2023	262,830
2024	291,350
Thereafter	778,807
Total	$1,830,485

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

Placement Shares sold during the nine months and the three months ended February 29, 2020 total 552,792  shares and 433,015 shares, respectively. Total net proceeds from the sale of Placement Shares during the nine months and the three months ended February 29, 2020 were $366,258 and $58,572, respectively. In addition, there was a subscription receivable of $1,156,311 for the sale of 418,281 Placement Shares that were sold on February 28, 2020 for which funds had not been received as of February 29, 2020. These shares were included in the 552,792 and 433,015 shares mentioned above.

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

     In September 2019, the Company agreed to extend MaxHealth Medical International, Limited and MaxHealth Medical Group Co., Ltd.’s option to purchase up to 500,000 shares of Biomerica’s common stock for an additional 90 days at terms described in the agreement signed May 19, 2019. This option expired at the end of December 2019.

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

On February 21, 2020, Biomerica, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Palm Global Small Cap Master Fund LP (“Palm”) pursuant to which the Company agreed to sell and issue to Palm, and Palm agreed to purchase from the Company, 571,429 shares of the Company’s Series A 5% Convertible Preferred Stock, $0.08 par value per share  for a purchase price (the “Purchase Price”) of approximately $2 million, or $3.50 per Series A Preferred Share (such transaction, the “Share Issuance”). The Company incurred approximately $82,000 in issuance costs associated with this stock purchase.

       See Note 4, Shareholders’ Equity for further details of this transaction.

Note 8:  Subsequent Events

     Subsequent to February 29, 2020 the Coronovirus pandemic, which started in China at the end of 2019, has spread throughout the world, including the U.S.  The impact it will have on the Company’s operations is unknown at this time. The Company may face supply chain disruptions, loss of contracts and/or customers, closure of the Company’s manufacturing or distribution facilities or of the facilities of the Company’s partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities.

    On March 17, 2020, the Company announced it had commenced shipping initial samples of its COVID-19 IgG/IgM Rapid Test (qualitative membrane-based immunoassay for the detection of IgG and IgM antibodies to SARS-CoV-2 in whole blood or serum) to countries outside the US for evaluation.  The test is a finger prick blood test that the Company expects will show results in approximately 10 minutes and can be performed by trained professionals at any location, including airports, schools, work, pharmacies and doctors’ offices.  The evaluation test kits have been requested by Ministries of Health in multiple countries through our distribution partners who are working with their government agencies to assess the tests and forecast demand.  In addition, the Company has begun the application process with the FDA under the COVID-19 Emergency Use Authorization aimed at the possible clearance and eventual use of the test in the US.

     On March 20, 2020, the Company filed a prospectus supplement to the base prospectus dated July 20, 2017 for purposes of raising up to $12,500,000 from time to time pursuant to the terms of the At Market Issuance Agreement. The Company has no obligation to sell any of the Placement Shares under the At Market Issuance Sales Agreement, and may at any time suspend offers under the At Market Issuance Sales Agreement or terminate the At Market Issuance Sales Agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

     Subsequent to February 29, 2020 and through April 14, 2020, the Company sold 716,335 shares of common stock through the At Market Issuance Sales Agreement. Net proceeds to the Company were approximately $5,391,000.

     Subsequent to February 29, 2020, 28,500 stock options were exercised at prices ranging from $0.82 to $3.62 per share.  Net proceeds to the Company were approximately $41,740.

     On March 23, 2020, Palm elected to convert 250,000 shares of Series A Convertible Preferred Stock to 250,000 shares of common stock. There were no costs for the conversion.

On April 1, 2020, the Company entered into two separate non-exclusive license agreements (the “License Agreements”) with the Mount Sinai Icahn School of Medicine in New York (“Mount Sinai”) to license technology from Mount Sinai that the Company intends to use to scale up and manufacture a laboratory version serological test for SARS-CoV-2 coronavirus.  This test uses the ELISA microplate format that can run on existing open system equipment found in most hospitals and clinical laboratories in the United States.  The non-exclusive License Agreements provide for royalty payments to Mount Sinai based on a percentage of gross sales of commercial products manufactured and sold by Biomerica that incorporate the Mount Sinai technology licensed under the License Agreements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS FORM 10-Q MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS, AVAILABILITY OF RAW MATERIALS, THE STATE OF THE ECONOMY, RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES AND THE CONTINUED ABILITY OF THE COMPANY TO MAINTAIN THE LICENSES AND APPROVALS REQUIRED. THESE AND OTHER RISKS ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. PLEASE REFER TO THE ACCOMPANYING RISK FACTORS UNDER ITEM 1A OF THIS REPORT AS WELL AS MORE EXTENSIVE RISK FACTORS AS DESCRIBED IN THE COMPANY’S REPORT ON FORM 10K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 29, 2019.

IN ADDITION TO THE ABOVE, THE COMPANY ALSO HAS RISKS PERTAINING TO THE CORONAVIRUS PANDEMIC OR ANY FUTURE PANDEMIC, AND THE SOCIETAL, GOVERNMENT AND INDIVIDUAL RESPONSES TO THIS PANDEMIC. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, SUPPLY CHAIN DISRUPTIONS, LOSS OF CONTRACTS AND/OR CUSTOMERS, CLOSURE OF THE COMPANY’S MANUFACTURING OR DISTRIBUTION FACILITIES OR OF THE FACILITIES OF THE COMPANY’S PARTNERS AND CUSTOMERS, TRAVEL, SHIPPING AND LOGISTICAL DISRUPTIONS, GOVERNMENT RESPONSES OF ALL TYPES, INTERNATIONAL BUSINESS RISKS IN COUNTRIES WHERE THE COMPANY MAKES AND/OR SELLS ITS PRODUCTS, LOSS OF HUMAN CAPITAL OR PERSONNEL AT THE COMPANY, ITS PARTNERS AND ITS CUSTOMERS, INTERUPTIONS OF PRODUCTION, CUSTOMER CREDIT RISK, AND GENERAL ECONOMIC CALAMITIES.

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

RESULTS OF OPERATIONS

     Consolidated net sales for Biomerica were $1,176,889 for the three months ended February 29, 2020 as compared to $1,261,161 for the three-month period ended February 28, 2019. This represents a decrease of $84,272 or 6.7%. For the nine-month period ended February 29, 2020 as compared to the nine-month period ended February 28, 2019, net sales were $3,967,712 as compared to $4,034,822.  This represents a decrease of $67,110 or 1.7%. The decrease for the three-month period and for the nine-month period was primarily due to lower sales to China as a result of the coronavirus in China during the quarter ended February 29, 2020.

     For the three months ended February 29, 2020 as compared to the three months ended February 28, 2019, cost of sales increased as a percentage of sales from 71.0% of sales, or $895,237, to 82.0% of sales, or $964,910.  For the nine months ended February 29, 2020 as compared to February 28, 2019, cost of sales as a percentage of sales increased from 72.5% of sales, or $2,923,615 to 73.6% of sales, or $2,919,557. The increase to cost of goods as a percentage of sales for the three and nine months were due to increased material costs, higher wages and benefits’ costs as well as fixed costs in relation to lower sales during the quarter and nine months ended February 29, 2020.

     For the three months ended February 29, 2020 compared to February 28, 2019, selling, general and administrative expenses increased by $77,515, or 13.5%. For the nine months ended February 29, 2020 as compared to February 28, 2019, selling, general and administrative expenses increased by $225,653, or 15.2%. The increase for the quarter and nine months ended February 29, 2020 as compared to February 28, 2019, was primarily due to an increase of non-cash option expense, and increased wages and consulting fees.

     For the three months ended February 29, 2020 as compared to February 28, 2019, research and development expenses decreased by $23,823, or 4.8%. For the nine-month period ended February 29, 2020 as compared to February 28, 2019, these expenses decreased by $21,689, or 1.7%.  The decrease for both periods was due in part to lower patent legal fees related to patent protection.

    For the three months ended February 29, 2020 as compared to February 28, 2019, dividend and interest income increased from $28,502 to $53,964. For the nine months ended February 29, 2020 as compared to February 28, 2019, dividend and interest income increased from $40,288 to $62,515.

LIQUIDITY AND CAPITAL RESOURCES

       As of February 29, 2020 and May 31, 2019, the Company had cash and cash equivalents in the amount of $2,391,732 and $686,785, and working capital of $3,829,331 and $3,230,535, respectively.

       During the nine months ended February 29, 2020, the Company’s operations used cash of $802,911 as compared to $1,257,708 in the same period of the prior fiscal year.  Cash used by operations for the nine months ended February 29, 2020 was primarily a result of a net loss of $1,852,482, which was offset by a decrease in accounts receivables of $488,759, an increase in accounts payable of $268,069, depreciation and amortization of $94,772 and stock option expense of $192,917. Cash used by operations for the nine months ended February 28, 2019 resulted from a net loss of $1,607,730 and increased receivables of $290,727 which were offset by an increase in accounts payable of $197,386 and depreciation and amortization of $128,114 and stock option expense of $146,514.  The reduction in cash between the two periods primarily resulted from a decrease in accounts receivable of $488,759 for the period ended February 29, 2020 as compared to an increase in accounts receivable of $290,727 for the period ended February 28, 2019, which resulted in a $779,485 increase in fiscal 2020 versus 2019.

      Cash used in investing activities in the nine months ended February 29, 2020 was $51,657, $27,724 of which was for purchases of property and equipment and $23,933 for the increase in intangibles as compared to the nine months ended February 28, 2019 during which cash used for property and equipment was $72,947 and $46,226 for the increase in intangibles.  Cash provided by financing activities for the nine months ended February 29, 2020 was a result of the exercise of stock options of $79,828 and plus proceeds from the sale of common stock of $366,258, plus net proceeds from the sale of preferred stock of $1,917,586, minus the amount of common stock subscribed of $1,156,311(sales of common stock for which the proceeds were received after February 29, 2020), as compared to $82,990 from the exercise of stock options and the proceeds from the sale of common stock of $1,011,636 in the prior fiscal year nine month period.

     As described in the Company’s Form 10Q and 10K reports, filed with the Securities and Exchange Commission from April 16, 2018,through November 2019  and the Form S-3 Registration Statement and Prospectus filed on June 30, 2017 and December 4, 2017, respectively, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”), whereby, the Company may raise $7,000,000 in additional working capital and funds for continued development of current research projects.  The Company sold shares for the full amount available for sale under the December 4, 2017 prospectus supplement as of March 18, 2020.  On March 20, 2020, the Company filed a new prospectus supplement to the base prospectus dated July 20, 2017 for purposes of raising up to $12,500,000 from time to time pursuant to the terms of the At Market Issuance Agreement. These funds will be needed to fund current research and development projects and bring them to the next state of completion, as well as being used for general corporate purposes.  Management expects to raise additional funds throughout the year from the At Market Issuance Agreement to fund operations as necessary.  During the nine months that ended February 29, 2020, the Company received $366,258 in net proceeds from the sale of its common stock through this Agreement.

On February 21, 2020, Biomerica, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Palm Global Small Cap Master Fund LP (“Palm”) pursuant to which the Company agreed to sell and issue to Palm, and Palm agreed to purchase from the Company, 571,429 shares of the Company’s Series A 5% Convertible Preferred Stock, $0.08 par value per share  for a purchase price (the “Purchase Price”) of approximately $2 million, or $3.50 per Series A Preferred Share (such transaction, the “Share Issuance”). The Company incurred approximately $82,000 in issuance costs associated with this stock purchase.

The Company will use the proceeds from the sale of the Series A 5% Convertible Preferred Shares for general corporate purposes of the Company.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.  None.

Item 1A. RISKS FACTORS.

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information in this Quarterly Report, including Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors,” in Part I, Item 1A, of our 2019 Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed with the Securities and Exchange Commission (SEC) on August 29, 2019 (2019 Annual Report), as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, and prospects.

               During the nine months ended February 29, 2020, except as specifically noted below, there were no material changes to the risks and uncertainties described in the section entitled "Risk Factors" in Part 1, Item 1A of our 2019 Annual Report.

Our business could be adversely affected by the effects of widespread public health epidemics.

We are susceptible to a widespread outbreak of an illness or other health issue, such as the recent 2019 CoV-19 Coronavirus (“Covid-19 Virus”) outbreak first reported in Wuhan, Hubei Province, China in December 2019 and subsequently spreading throughout the world resulting in hundreds of thousands of confirmed cases worldwide and many deaths. The outbreak of the Covid-19 Virus has caused the various governments, including the U.S., to implement quarantines, various restrictions on travel causing airlines to suspend international and certain domestic flights, shelter in place orders. Governments have also implemented work restrictions that prohibit many employees from going to work, and for businesses that are allowed to remain open, many employees are electing to remain at home to avoid spread of the disease. As a result of this Covid-19 Virus outbreak and potential future pandemic outbreaks, the Company faces significant risks including, but not limited to; a) supply chain disruptions making it difficult for the Company to order and receive materials needed for production of its products, and needed to ship finished products to our end customers, b) loss of contract and customers from the financial strains or other disruptions they are experiencing as a result of the pandemic, c) financial risks pertaining to receivables due from customers that may fall into insolvency or otherwise be unable to pay their bills, d)government responses including orders that make it difficult to remain open for business, restrict imports of raw materials or exports of finished goods, refuse to allow the Company’s product to be licensed for sale in their countries, and other seen and unforeseen actions taken by government agencies, e) absenteeism or loss of employees at our Company, or at our partner’s companies, due to health reasons or government restrictions, that are needed to develop, validate, manufacture and perform other necessary functions for our operations, f) equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable, g) litigation or government actions against the Company pertaining to existing products new products sold by the Company that are directed at limiting or treating the spread of the pandemic outbreak, h) a local or global recession or depression that could harm the international banking system, limit demand for all products including those made by the Company, and many other seen and unforeseen events and circumstances, all of which could negatively impact the Company.

If our Covid-19 tests are unable to gain acceptance in the market, proves to be ineffective or less effective than expected, and/or we do not receive regulatory approvals for our COVID-19 tests, our results of operation could be materially harmed.

Although we believe that our Covid-19 tests represents promising tests for Covid-19 virus exposure, the test may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our Covid-19 tests. Gaining acceptance in medical communities requires increasing awareness of our Covid-19 tests and its benefits. Industry professionals and regulatory agencies may not consider the results of our Covid-19 tests sufficiently accurate or effective.

Our ability to successfully market our Covid-19 tests will depend on numerous factors, including:

·    our ability to demonstrate the efficacy, speed and cost of our Covid-19 tests;

·    whether health care providers and governmental agencies believe our Covid-19 tests are sufficiently safe, effective, and accurate;

·    our ability to transfer, further develop, integrate and use third-party licensed technology;

·    our ability to manufacture and scale commercial products;

·    regulatory approvals necessary prior to commercialization of our products; and

·    whether the medical community accepts our Covid-19 tests as a supplement to, alternative to, or complimentary to, current PCR or other tests for Covid-19 infection.

In addition, each country has its own regulatory approval requirements.  We would need to comply with the regulatory requirements of each country before we are permitted to sell in that country.  There can be no assurance that governmental agencies, including the FDA, will provide clearance of our Covid-19 tests.  Failure to achieve widespread market acceptance of our Covid-19 tests, or failure to achieve regulatory clearance of our Covid-19 tests, could materially harm our business, financial condition, and results of operations.  Our Covid-19 tests are new tests that has not yet generated any revenue and may not result in any revenue for us.

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

Date: April 14, 2020
	By:	/S/ Zackary Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2020
	By:	/S/ Janet Moore
Janet Moore
Chief Financial Officer
(Principal Financial Officer)