Form 10-Q
period 2020-08-31
BIOMERICA INC
filed 2020-10-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-37863

BIOMERICA, INC.

--------------------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Delaware                                                             95-2645573

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date 11,752,589 shares of common stock, par value $0.08, as of October 15, 2020.

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	August 31, 2020	August 31, 2019

Net sales	$1,143,806	$1,194,415
Cost of sales	(960,930)	(827,111)
Gross Profit	182,876	367,304

Operating Expenses:
Selling, general and administrative	1,164,564	506,397
Research and development	674,693	370,466
Total operating expense	1,839,257	876,863

Loss from operations	(1,656,381)	(509,559)

Other Income:
Dividend and interest income	8,091	4,063
Total other income	8,091	4,063

Loss before income taxes	(1,648,290)	(505,496)

Provision for income taxes	1,125	800

Net loss	$(1,649,415)	$(506,296)

Basic net loss per common share	$(0.14)	$(0.05)

Diluted net loss per common share	$(0.14)	$(0.05)

Weighted average number of common and common equivalent shares:
Basic	11,748,377	9,744,461

Diluted	11,748,377	9,744,461

Net loss	$(1,649,415)	$(506,296)

Other comprehensive loss, net of tax:
Foreign currency translation	(1,721)	(3,442)

Comprehensive loss	$(1,651,136)	$(509,738)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2020 (unaudited)	May 31, 2020 (audited)

Assets

Current Assets:
Cash and cash equivalents	$6,964,314	$8,641,027
Accounts receivable, less allowance for doubtful accounts of $272,356 and $70,981 as of August 31, 2020 and May 31, 2020, respectively	1,583,420	1,765,871
Inventories, net	4,101,404	2,850,836
Prepaid expenses and other	470,934	1,509,083
Total current assets	13,120,072	14,766,817

Property and Equipment, net of accumulated depreciation and amortization of $1,894,375 and $1,867,643 as of August 31, 2020 and May 31, 2020, respectively	292,235	279,379

Right of Use Assets, net of accumulated amortization of $288,746 and $231,489 as of August 31, 2020 and May 31, 2020, respectively	1,654,253	1,711,510

Investments	165,324	165,324

Intangible Assets, net of accumulated amortization of $501,962 and $496,124 as of August 31, 2020 and May 31, 2020, respectively	215,975	168,655

Other Assets	444,631	168,193
Total Assets	$15,892,490	$17,259,878

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	August 31, 2020 (unaudited)	May 31, 2020 (audited)

Current Liabilities:
Accounts payable and accrued expenses	$1,270,913	$986,711
Accrued compensation	309,345	278,627
Lease liability, current portion	221,201	211,809
Total current liabilities	1,801,459	1,477,147
Lease Liability, net of current portion	1,510,406	1,569,678
Total Liabilities	3,311,865	3,046,825

Commitments and Contingencies (Notes 5 and 6)	-	-

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, 321,429 issued and outstanding at August 31, 2020 and May 31, 2020	25,714	25,714
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding at August 31, 2020 and May 31, 2020	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 11,752,589 and 11,740,089 issued and outstanding at August 31, 2020 and May 31, 2020, respectively	940,205	939,205
Additional paid-in-capital	35,231,415	35,213,707
Accumulated other comprehensive loss	(41,562)	(39,841)
Accumulated deficit	(23,575,147)	(21,925,732)
Total Shareholders' Equity	12,580,625	14,213,053
Total Liabilities and Shareholders' Equity	$15,892,490	$17,259,878

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Three Months Ended August 31, 2020

	Common Stock		Series A 5% Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total

Balances, May 31, 2020	11,740,089	$939,205	321,429	$25,714	$35,213,707	$(39,841)	$(21,925,732)	$14,213,053

Exercise of stock options	12,500	1,000	-	-	13,900	-	-	14,900
Foreign currency translation	-	-	-	-	-	(1,721)	-	(1,721)
Compensation expense in connection with options granted	-	-	-	-	3,808	-	-	3,808
Net loss	-	-	-	-	-	-	(1,649,415)	(1,649,415)

Balances, August 31, 2020	11,752,589	$940,205	321,429	$25,714	$35,231,415	$(41,562)	$(23,575,147)	$12,580,625

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities:

Net loss	$(1,649,415)	$(506,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,570	35,278
Change in provision for allowance on accounts receivable	201,375	(6,967)
Inventory reserve	5,005	2,320
Stock option expense	3,808	5,850
Reduction in deferred rent liability	-	(37,971)
Amortization of right-of-use asset	57,257	102,456
Changes in assets and liabilities:
Accounts receivable	(18,924)	603,107
Inventories	(1,255,573)	(57,568)
Prepaid expenses and other assets	1,038,149	(41,165)
Reduction in lease liability	(49,880)	(54,796)
Other assets	(276,438)	-
Accounts payable and accrued expenses	284,202	(55,718)
Accrued compensation	30,718	3,316
Net cash used in operating activities	(1,597,146)	(8,154)

Cash flows from investing activities:
Increase in intangibles	(53,158)	(12,100)
Purchases of property and equipment	(39,588)	(2,171)
Net cash used in investing activities	(92,746)	(14,271)

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	112,608
Proceeds from exercise of stock options	14,900	34,028
Net cash provided by financing activities	14,900	146,636

Effect of exchange rate changes in cash	(1,721)	(3,442)
Net (decrease) increase in cash and cash equivalents	(1,676,713)	120,769

Cash and cash equivalents at beginning of period	8,641,027	686,785

Cash and cash equivalents at end of period	$6,964,314	$807,554

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	-	$-
Income taxes	$1,125	-
Non-cash investing and financing activities:
Establishment of Right-Of-Use Asset per ASC 842	$-	$1,942,999
Establishment of Lease Liability per ASC 842	$-	$1,980,970

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

The unaudited, Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2020 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 31, 2020 for the fiscal year ended May 31, 2020. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical past practices with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which are based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, likelihood of lease extensions to occur, asset valuation, among other things; (and other items that may be necessary to estimate using current, historical and judgment based information). Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  As of August 31, 2020, the Company had approximately $6,758,700 of uninsured cash.  The Company does not believe it is exposed to significant credit risks.

For the quarters ended August 31, 2020 and August 31, 2019, the Company had two distributors and one distributor which accounted for 40.1% and 45.8% of net consolidated sales, respectively.  At August 31, 2020 and May 31, 2020 the Company had two distributors and three distributors which accounted for a total of 62.1% and 80.0%, respectively, of gross accounts receivable.  Of the 62.1% as of August 31, 2020, 43.6% was owed by a distributor in South America.

For the quarters ended August 31, 2020 and 2019, two vendors accounted for approximately 63.8% and two vendors which accounted for 47.5% of the purchases or raw materials, respectively. As of August 31, 2020 and May 31, 2020 the Company had 3 vendors and 2 vendors which accounted for 50.0% and 26.9%, respectively, of accounts payable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers located throughout the United States and the world. International accounts are normally required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Based on various criteria, initial credit levels for individual distributors are approved by designated officers and managers of the Company. All increases in credit limits are also approved by designated upper level management. Management evaluates receivables on a quarterly basis and adjusts the allowance for doubtful accounts accordingly. For receivables over ninety days old, the Company begins to reserve a portion of the balance unless collection is reasonably assured.

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

Inventories approximate the following at:

August 31,2020		May 31,2020

Raw materials	$2,219,000	$1,635,000
Work in progress	890,000	988,000
Finished products	992,000	228,000
Total	$4,101,000	$2,851,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of August 31, 2020 and May 31, 2020, inventory reserves were approximately $72,000 and $67,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $26,732 and $29,498 for the three months ended August 31, 2020 and 2019, respectively.

INTANGIBLES ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization amounted to $5,838 and $5,780 for the three months ended August 31, 2020 and 2019, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the assets balances over its remaining life can be recovered through projected undiscounted future cash flows.  The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of August 31, 2020 or 2019.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. Investments represent the Company’s investment in a Polish distributor which is primarily engaged in distributing medical products and devices.  The Company currently has not written down the investment and no events have occurred which could indicate the carrying value to be greater than the fair value.  The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding as of August 31, 2020:

		Exercise Price Weighted Average

	Option Shares

Outstanding May 31, 2020	1,789,251	$2.75
Granted	171,000	7.46
Exercised	(12,500)	1.20
Cancelled or expired	(22,001)	3.43
Outstanding August 31, 2020	1,925,750	$3.17

During the three months ended August 31, 2020, options to purchase 12,500 shares of common stock were exercised at price of $1.20.  Total net proceeds to the Company were $14,900.

During the three months ended August 31, 2020, the Company granted 171,000 options to purchase common stock at an average purchase price of $7.46.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes. The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes.  The Company evaluated the status of these contracts as of August 31, 2020 and does not believe that any additional discounts will be given through the end of the contract periods.  Services for some contract work are invoiced and recognized for work that has been performed as the project progresses.  The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors. Physician’s office products are sold to physicians and distributors, all of whom are categorized below according to the type of product sold to them.  The Company also manufactures certain components on a contract basis for domestic and international manufacturers.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

Three Months Ended
August 31,2020		August 31,2019

Clinical lab	$581,708	$890,152
OTC	184,908	199,209
Physician's office	197,331	45,222
Contract Manufacturing	179,859	59,832
Total	$1,143,806	$1,194,415

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The Company expensed $674,693 and $370,466 of research and development costs during the quarters ended August 31, 2020 and 2019, respectively.

INCOME TAXES

The Company has provided a valuation allowance on deferred income tax assets of approximately $3,522,000 and $3,175,000 as of August 31, 2020 and May 31, 2020, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the quarters ended August 31, 2020 and 2019.

RIGHT-OF-USE ASSETS AND LEASE LIABILITY

The Company follows the guidance of ASC 842, Leases, which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The Company leases office space and copy machines, all of which are operating leases. The Company has elected to exclude short-term leases. Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise.  The leases do not include the options to purchase the leased property.  The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation for the three months ended August 31, 2020 and 2019 was 1,925,750 and 1,416,584, respectively. The Company also has outstanding 321,429 of series A 5% convertible preferred stock, which may be converted at any time to common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission (“SEC”) did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:  SHAREHOLDERS’ EQUITY

On July 20, 2020, the Company’s outstanding SEC Form S-3 “Shelf” registration statement dated July 20, 2017 expired. This prior registration statement registered an indeterminant number of shares equating to a maximum aggregate offering amount of $45,000,000 of shares.

On July 21, 2020, the Company filed with the SEC a new Form S-3 “Shelf” registration statement to replace the registration statement that expired on July 20, 2020. The new registration statement registers common shares to be issued in a maximum aggregate amount of $90,000,000. Included in this registration statement was the registration of all of the common shares issued, or to be issued, to Palm Global Small Cap Master Fund LP upon conversion of their Series A 5% Convertible Preferred Stock into common shares. This S-3 registration statement became effective September 30, 2020.

NOTE 4:  GEOGRAPHIC INFORMATION

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Three Months Ended
	August 31, 2020	August 31, 2019
Revenues from sales to unaffiliated customers:
United States	$134,000	$115,000
Asia	347,000	663,000
Europe	591,000	301,000
South America	43,000	47,000
Middle East	29,000	68,000
	$1,144,000	$1,194,000

As of August 31, 2020 and May 31, 2020, approximately $587,000 and $613,000 of Biomerica’s gross inventory and approximately $30,000 and $31,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5:  LEASES

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.   In November 2015, the Company signed the First Amendment to extend the lease until August 31, 2021. As of September 1, 2020, the rent was $23,637 per month.

In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. The rent is currently $3,239 per month. The Company has one 10-year option to renew at the end of the initial lease period.  Biomerica, Inc. is not a guarantor of such lease. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office on a month-to-month basis in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

Components of lease expense include fixed lease expense of $85,946 for the three months ended August 31, 2020.  For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal options periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases which are included in the measurement of the right-of-use asset and related lease liability.  Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense in the condensed Consolidated Statements of Operations and Comprehensive Loss when they are incurred.

Supplemental cash flow information related to leases for the three months ended August 31, 2020:

Operating cash flows from operating leases	$78,561

Right-of-use assets obtained in exchange for new operating lease liabilities	--
Weighted average remaining lease term (in years)	6.02
Weighted average discount rate	6.5%

The maturity of lease liabilities as of August 31, 2020 are as follows:

Fiscal Years ending May 31st:
2021	$161,927
2022	236,391
2023	262,810
2024	291,328
2025	322,098
Thereafter	457,053
Total	$1,731,607

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Contracts and Licensing Agreements

On May 25, 2016, the Company entered into an Exclusive Marketing License Agreement (“Telcon Agreement”) with Celtis Pharm Co., Ltd., who subsequently changed their name to Telcon Pharmaceutical Co., LTD (“Telcon”), a medical company in the South Korea. The Telcon Agreement grants to Telcon an exclusive license to market and sell Biomerica’s new InFoods® IBS products (“IBS Products”) in South Korea. The term of the agreement is for a period of five years following Korean FDA clearance of the product and provides an additional two years for Telcon to attain such Korean FDA clearance. The sequential two-year and five-year terms do not begin until after Biomerica first receives final clearance for sale of the IBS Products in the United States from the US FDA. Telcon, at its sole cost and expense, must use its commercially reasonable good faith efforts to obtain Korean FDA for the IBS Product to be sold in South Korea. The agreement may be cancelled if Biomerica has not obtained final US FDA clearance for sale of the IBS Products on or before December 31, 2019. Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC.

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

Additionally, the Telcon Agreement provides for a royalty of 15% paid to Biomerica on all sales in Korea of the IBS Product, and further sets the pricing of IBS Products sold to Telcon.  In order to retain the exclusivity within South Korean, Telcon must meet certain annual minimum royalty payments to Biomerica following Telcon’s receipt of Korean FDA approval or clearance for the IBS Product to be sold in Korea, which in no case will be later than May 31, 2019. In September 2017, the Telcon Agreement was amended to extend the date by which Telcon must attain Korean FDA approval until April 30, 2020. During the quarter ended August 31, 2020, a second amendment was signed extending the required FDA approval date to December 31, 2021.

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

As disclosed in the Form 10K filed with the SEC on August 31, 2020, on July 2, 2020, the Company received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC. The subpoena seeks information and documents related to events and circumstances leading up to our March 17, 2020 announcement that we had commenced shipping samples of our COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also seeks information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. The Company is continuing to cooperate fully with the SEC’s investigation and provide information as requested. At this time, the Company is unable to predict the duration, scope or outcome of this investigation.

NOTE 7:  SUBSEQUENT EVENTS

On September 15, 2020, the Company entered into an agreement with Public Health England research institution for the purpose of evaluating the Company’s COVID-19 Rapid Test.

On October 5, 2020, the Company entered into a sales agreement with a Ukrainian distributor. The agreement covers a four-year period and the total contract is valued at $480,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE BIOMERICA'S RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS.

Like other businesses, THE COMPANY IS susceptible to macroeconomic downturns in the United States or abroad, as were experienced recently, that may affect the general economic climate and OUR performance or OUR customers.  Aside from general macroeconomic downturns, the additional material factors, RISKS AND UNCERTAINTIES that could affect future financial results include, but are not limited to: THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS; AVAILABILITY OF RAW MATERIALS; RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES; THE ABILITY TO RETAIN KEY EMPLOYEES AND CUSTOMERS; THE ABILITY TO COLLECT RECEIVABLES FROM CUSTOMERS; THE CONTINUED ABILITY OF THE COMPANY TO ATTAIN AND MAINTAIN THE LICENSES AND APPROVALS REQUIRED;Regional or global pandemics and the economic and social disruptions these cause; terrorist attacks and the impact of such events; existing and potential increase in trade tariffs, especially with China; diminished or no access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; recalls of products; inability to obtain FDA clearance on products or excessive costs incurred in order to obtain such approvals; regulatory actions taken by government agencies such as the FDA, SEC, USDA and other regulators; quarterly variations in operating results caused by a number of factors, including business and industry conditions; and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH), (the “Company”) is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians' offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research and development of revolutionary, patented diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. If these DGT products prove effective in their clinical trials, and are ultimately cleared for sale by the U.S. FDA, management believes the revenue potential to the Company is very significant.

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

Following fiscal 2020 year-end we submitted to the FDA an application under an Emergency Use Authorization (“EUA”) to sell in the U.S.a lab-scale, high throughput ELISA COVID-19 antibody test kit that would be sold to labs and hospitals to perform COVID-19 antibody testing. The Company also anticipates selling this test kit outside of the U.S. under a CE Mark (European Conformity). Initial sales for this product are expected during the Company’s second quarter of fiscal 2021 assuming we receive EUA clearance. The Company manufactures this COVID-19 ELISA test on its automated equipment at the Company’s California facility that is also used to produce serology antibody tests for other diseases. Since we did not receive FDA clearance for this product during our first quarter of 2021, we did not record any sales in the U.S. for our COVID-19 ELISA products. Further, sales of our disposable rapid finger prick blood test, which is only authorized for sale outside of the U.S., were slower in the first quarter as we are told by customers that most government health agencies are focused on viral testing (determining who is currently infected) while the infection rates in the territories we serve showed lower overall cases. However, we believe that as vaccines become available in the market, demand for serology (antibody) tests, like those we produce, will greatly increase. In addition, the infection rates in the territories we serve have increased, which we believe will result in a higher demand for both antibody and viral testing. Vaccines are designed to create antibodies in individuals that will enable them to avoid serious illness when exposed to the COVID-19 virus. Therefore, following vaccination, patients will want to know if the vaccination worked and they have produced adequate levels of antibodies to the COVID-19 virus.  Further, at various points following vaccination (i.e. 3 months, 6 months, 9 months, etc.), we anticipate people will want to receive an antibody test to determine if the level of, antibodies produced from the vaccine are still adequate to fight off a serious infection. Therefore, we believe demand for COVID-19 antibody testing will remain strong into the foreseeable future, even after demand for actual virus testing begins to fall.

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

Finally, the Company continues to see progress in completing the testing required to attain FDA clearance for our patented InFoods® IBS DGT product that is designed to diagnose and treat sufferers of IBS. Recently we added most of the Mayo Clinic sites to our clinical trials for this product. Mayo Clinic joins Beth Israel Deaconess Medical Center Inc., a Harvard Medical School teaching hospital, University of Texas Health Science Center at Houston, Houston Methodist and the University of Michigan as other sites conducting the trials.

InFoods® IBS is a unique, patented product that can allow physicians to identify specific foods (e.g. pork, milk, onions, sugar, chickpeas, etc.) for each IBS patient, that when removed from that patient’s diet, may alleviate or improve their IBS symptoms and suffering.

Upon demonstrating efficacy and obtaining FDA approval, we believe the long-term opportunities for the InFoods IBS product could be comparable to any of the major drugs currently used to treat IBS.

Further, the United States Patent and Trademark Office (“USPTO”) has issued the Company two patents with broad claims that protect the InFoods® IBS product. Patents have also been issued in the countries of Japan, Korea and recently Singapore with many other patents still pending globally. Additional patents have also been filed for other diseases that utilize the InFoods® DGT technology platform which include:  functional dyspepsia, Crohn’s Disease, ulcerative colitis, gastroesophageal reflux disease (“GERD”), migraine headaches, and osteoarthritis.

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,143,806 for the three months ended August 31, 2020 as compared to $1,194,415 for the same period in the previous year. This represents a decrease of $50,609, or 4.2%. The decrease was primarily due to decreased demand of approximately $355,000 in Asia and the Middle East which was due to lower sales to certain distributors and timing of certain orders. This was partially offset by an increase in sales of approximately $290,000 in Europe of contract manufacturing and COVID-19 tests. Sales in the U.S. were up by approximately $19,000 primarily due to increased sales to our drug store customers in the current quarter. The Company believes revenues during the quarter for sales of non-COVID-19 products were negatively impacted by the world-wide pandemic.

Consolidated cost of sales for the three months ended August 31, 2020 as compared to August 31, 2019 increased from $827,111 to $960,930, or by $133,819. The percentage of cost of sales relative to sales increased from 69.2% to 84.0%. The Company’s standard margin on products sold was similar to previous periods. However, during the three months ended August 31, 2020 the manufacturing facilities weren’t running at 100% capacity due to the negative impact COVID-19 had on sales of the Company’s non-COVID-19 products.  This generated unfavorable manufacturing variances within our reported cost of sales.

Consolidated selling, general and administrative expense for the three months ended August 31, 2020 as compared to August 31, 2019 increased from $506,397 to $1,164,564, or by $658,167, or 130%. The increase was primarily due to legal expenses related to responding to the SEC inquiry discussed in Part II, as well as an increase in the allowance for doubtful accounts, additional consulting fees, and partly to increased personnel costs as the Company is expanding and strengthening its management team in sales, marketing, and administration.

Consolidated research and development expense for the three months ended August 31, 2020 as compared to August 31, 2019 increased from $370,466 to $674,693, or by $304,227, or 82.1%, primarily as a result of increases in costs related to the research, development and validation of COVID-19 tests, and increased costs related to initiation costs at Mayo Clinic, University of Houston Texas, and Methodist Hospital for clinical trials for our InFoods® IBS product.

Interest and dividend income for the three months ended August 31, 2020 as compared to August 31, 2019 increased from $4,063 to $8,091 for the same period.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2020 and May 31, 2020, the Company had cash and cash equivalents in the amount of $6,964,314 and $8,641,027 and working capital of $11,318,613 and $13,289,670, respectively. During the three months ended August 31, 2020, the Company’s operations used cash of $1,597,146 compared to cash used in operations of $8,154 in the same period of the prior fiscal year. Cash used by operations increased year to date in fiscal 2021 compared to year to date fiscal 2020 primarily due to cash related operating losses of $1,349,400, growth in inventory of $1,250,568 driven partly by an increase in COVID-19 inventory of $1,189,427, partially offset by a reduction in prepaids of $1,038,149 which was primarily driven by a repayment of an advance the Company had with one of our suppliers. Cash used in investing activities year to date in fiscal 2021 was $39,588 for purchases of fixed assets and $53,158 for increased intangibles compared to year to date in fiscal 2020 of $2,171, which was the result of property and equipment purchases and $12,100, for increases of intangibles. Cash provided by financing activities in fiscal year 2021 to date was $14,900 which was a result of stock option exercises, as compared to $34,028 in stock option exercises and $112,608 from the net proceeds from the sale of common stock in fiscal 2020.

We have been working on new products for the gastroenterology market.  Patent applications for the new products have been filed and five patents have been issued (two in the USA and one each in Japan, Korea and Singapore). The Company has been working on obtaining additional patents and U.S. regulatory approvals. The Company has been spending significant funds on the research, development, patent and related costs and expects this will continue in order to obtain the desired patents and approvals.

On July 21, 2020, the Company filed with the SEC a new Form S-3 “Shelf” registration statement to replace the registration statement that expired on July 20, 2020. The new registration statement registers common shares to be issued in a maximum aggregate amount of $90,000,000. Included in this registration statement was the registration of all of the common shares issued, or to be issued, to Palm Global Small Cap Master Fund LP upon conversion of their convertible Preferred stock into common shares. This S-3 registration statement became effective September 30, 2020. The Company intends to use the net proceeds from this offering for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of August 31, 2020.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.  There were no legal proceedings pending as of August 31, 2020.

As disclosed in the Form 10K filed with the SEC on August 31, 2020, on July 2, 2020, the Company received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC. The subpoena seeks information and documents related to events and circumstances leading up to our March 17, 2020 announcement that we had commenced shipping samples of our COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also seeks information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. The Company is continuing to cooperate fully with the SEC’s investigation and provide information as requested. At this time, the Company is unable to predict the duration, scope or outcome of this investigation.

ITEM 1A.  RISKS AND UNCERTAINTIES.

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings such as the Form S-3 and Prospectus Supplement filed on July 21, 2020. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Biomerica, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as Biomerica, Inc. Like other businesses, Biomerica, Inc. is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in recent history that may affect the general economic climate and performance of Biomerica, Inc. or its customers. Our results may fluctuate adversely as a result of many factors that are outside our control, which may negatively impact our stock price. Sales of our common stock in the public market could lower the market price for our common stock and the price of our stock could fluctuate unpredictably in response to various factors.  The Company does not anticipate paying dividends in the foreseeable future, which could affect the market price of the stock.

Our business could be adversely affected by the effects of widespread public health epidemics.

We are susceptible to a widespread outbreak of an illness or other health issue, such as the recent COVID-19 Coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019 and subsequently spreading throughout the world resulting in hundreds of thousands of confirmed cases worldwide and many deaths. The outbreak of the COVID-19 virus has caused the various governments, including the U.S., to implement quarantines, various restrictions on travel causing airlines to suspend international and certain domestic flights, shelter in place orders and other restrictions. Governments have also implemented work restrictions that prohibit many employees from going to work, and for businesses that are allowed to remain open, many employees are electing to remain at home to avoid spread of the disease. As a result of this COVID-19 virus outbreak and potential future pandemic outbreaks, the Company faces significant risks including, but not limited to: a) supply chain disruptions making it difficult for the Company to contract and receive materials needed for production of its products, and needed to ship finished products to our end customers, b) loss of contracts and customers from the financial strains or other disruptions they are experiencing as a result of the pandemic, c) financial risks pertaining to receivables due from customers that may fall into insolvency or otherwise be unable to pay their bills, d) government responses including orders that make it difficult to remain open for business, restrict imports of raw materials or exports of finished goods, refusal to allow the Company’s product to be licensed for sale in their countries, and other seen and unforeseen actions taken by government agencies, e) absenteeism or loss of employees at the Company, or at our partner’s companies, due to health reasons or government restrictions, that are needed to develop, validate, manufacture and perform other necessary functions for our operations, f) equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable, g) litigation or government actions against the Company pertaining to existing products, new products sold by the Company that are directed at limiting or treating the spread of the pandemic outbreak, h) a local or global recession or depression that could harm the international banking system, limit demand for all products including those made by the Company,  i) a drop in demand for our products, that are all medical related, due to patients’ reluctance or refusal to visit hospitals, labs, and doctors’ offices where our products are used due to their fear of contracting a disease, and many other seen and unforeseen events and circumstances, all of which could negatively impact the Company.

If our COVID-19 tests are unable to gain acceptance in the market, prove to be ineffective or less effective than expected, and/or we do not receive regulatory approvals for our COVID-19 tests to be sold, our results of operation could be materially harmed.

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

In addition, each country in which we wish to sell these tests has its own regulatory approval requirements.  We will need to comply with the regulatory requirements of each country before we are permitted to sell in that country.  There can be no assurance that governmental agencies, including the FDA, will provide clearance of our COVID-19 tests to be sold in their markets.   Failure to achieve widespread market acceptance of our COVID-19 tests, or failure to achieve regulatory clearance of our COVID-19 tests, could materially harm our business, financial condition, and results of operations.  Our COVID-19 tests are new tests that only generated revenue during the last two months of our prior fiscal year and for the current fiscal year. It is uncertain how long we will be able to generate revenues from these tests, and what level of sales, if any, we will attain in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  MINE SAFETY DISCLOSURES - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Steve Sloan

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Steve Sloan

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

Date: October 15, 2020
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2020
	By:	/S/ Steve Sloan
Steve Sloan
Chief Financial Officer
(Principal Financial Officer)