Form 10-Q
period 2020-11-30
BIOMERICA INC
filed 2021-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date 11,780,089 shares of common stock, par value $0.08, as of January 14, 2021.

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS(UNAUDITED)

	Six Months Ended		Three Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Net sales	$2,516,332	$2,790,823	$1,372,526	$1,596,408
Cost of sales	(1,971,960)	(1,954,647)	(1,011,030)	(1,127,536)
Gross Profit	544,372	836,176	361,496	468,872

Operating Expenses:
Selling, general and administrative	2,419,411	1,060,958	1,254,847	553,761
Research and development	1,261,096	775,320	586,403	404,854
Total operating expense	3,680,507	1,836,278	1,841,250	958,615

Loss from operations	(3,136,135)	(1,000,102)	(1,479,754)	(489,743)

Other Income:
Dividend and interest income	16,074	8,551	7,983	4,488
Interest expense	-	(5)	-	(5)
Total other income	16,074	8,546	7,983	4,483

Loss before income taxes	(3,120,061)	(991,556)	(1,471,771)	(485,260)

Provision for income taxes	14,518	-	13,393	-

Net loss	$(3,134,579)	$(991,556)	$(1,485,164)	$(485,260)

Basic net loss per common share	$(0.27)	$(0.10)	$(0.13)	$(0.05)

Diluted net loss per common share	$(0.27)	$(0.10)	$(0.13)	$(0.05)

Weighted average number of common and common equivalent shares:
Basic	11,752,299	9,780,813	11,756,265	9,817,363

Diluted	11,752,299	9,780,813	11,756,265	9,817,363

Net loss	$(3,134,579)	$(991,556)	$(1,485,164)	$(485,260)

Other comprehensive loss, net of tax:
Foreign currency translation	(3,250)	(5,085)	(1,530)	(1,643)

Comprehensive loss	$(3,137,829)	$(996,641)	$(1,486,694)	$(486,903)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2020 (unaudited)	May 31, 2020 (audited)

Assets

Current Assets:
Cash and cash equivalents	$5,683,787	$8,641,027
Accounts receivable, less allowance for doubtful accounts of $481,142 and $70,981 as of November 30, 2020 and May 31, 2020, respectively	1,611,769	1,765,871
Inventories, net	4,198,213	2,850,836
Prepaid expenses and other	453,137	1,509,083
Total current assets	11,946,906	14,766,817

Property and equipment, net of accumulated depreciation and amortization of $1,920,217 and $1,867,643 as of November 30, 2020 and May 31, 2020, respectively	288,370	279,379

Right of use assets, net of accumulated amortization of $346,514 and $231,489 as of November 30, 2020 and May 31, 2020, respectively	1,596,485	1,711,510

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $513,367 and $496,124 as of November 30, 2020 and May 31, 2020, respectively	218,331	168,655

Other assets	262,278	168,193
Total Assets	$14,477,694	$17,259,878

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,258,097	$986,711
Accrued compensation	392,006	278,627
Lease liability, current portion	223,920	211,809
Total current liabilities	1,874,023	1,477,147
Lease liability, net of current portion	1,454,890	1,569,678
Total Liabilities	3,328,913	3,046,825

Commitments and contingencies (Notes 5 and 6)

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, 321,429 issued and outstanding at November 30, 2020 and May 31, 2020	25,714	25,714
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding at November 30, 2020 and May 31, 2020	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 11,770,089 and 11,740,089 issued and outstanding at November 30, 2020 and May 31, 2020, respectively	941,605	939,205
Additional paid-in-capital	35,284,864	35,213,707
Accumulated other comprehensive loss	(43,091)	(39,841)
Accumulated deficit	(25,060,311)	(21,925,732)
Total Shareholders' Equity	11,148,781	14,213,053
Total Liabilities and Shareholders' Equity	$14,477,694	$17,259,878

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Six Months Ended November 30, 2020

	Common Stock		Series A 5% Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total

Balances, May 31, 2020	11,740,089	$939,205	321,429	$25,714	$35,213,707	$(39,841)	$(21,925,732)	$14,213,053

Exercise of stock options	30,000	2,400	-	-	46,930	-	-	49,330
Foreign currency translation	-	-	-	-	-	(3,250)	-	(3,250)
Compensation expense in connection with options granted	-	-	-	-	24,227	-	-	24,227
Net loss	-	-	-	-	-	-	(3,134,579)	(3,134,579)
Balances, November 30, 2020	11,770,089	$941,605	321,429	$25,714	$35,284,864	$(43,091)	$(25,060,311)	$11,148,781

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	November 30, 2020	November 30, 2019

Cash flows from operating activities:

Net loss	$(3,134,579)	$(991,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,435	65,545
Change in allowance on accounts receivable	410,161	3,571
Inventory reserve	11,943	6,873
Stock option expense	24,227	34,978
Reduction in deferred rent liability	-	(37,971)
Amortization of right-of-use asset	115,025	157,356
Changes in assets and liabilities:
Accounts receivable	(256,059)	168,133
Inventories	(1,359,320)	(46,675)
Prepaid expenses	1,055,946	18,431
Reduction in lease liability	(102,677)	(102,133)
Other assets	(94,085)	-
Accounts payable and accrued expenses	271,386	345,211
Accrued compensation	113,379	12,243
Net cash used in operating activities	(2,880,218)	(365,994)

Cash flows from investing activities:
Increase in intangibles	(61,536)	(15,008)
Purchases of property and equipment	(61,566)	(6,323)
Net cash used in investing activities	(123,102)	(21,331)

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	307,686
Proceeds from exercise of stock options	49,330	48,928
Proceeds from equity financing-officer	-	200,000
Net cash provided by financing activities	49,330	556,614

Effect of exchange rate changes in cash	(3,250)	(5,085)
Net (decrease) increase in cash and cash equivalents	(2,957,240)	164,204

Cash and cash equivalents at beginning of period	8,641,027	686,785

Cash and cash equivalents at end of period	$5,683,787	$850,989

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$-	$5
Income taxes	$11,735	$7,844
Non-cash investing and financing activities:
Establishment of Right-Of-Use Asset per ASC 842	$-	$1,942,999
Establishment of Lease Liability per ASC 842	$-	$1,980,970

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacturing and marketing of medical diagnostic products.

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

The unaudited, Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2020 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 31, 2020 for the fiscal year ended May 31, 2020. The results of operations for the interim periods are not necessarily indicative of results to be achieved for the full fiscal year.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical past practices with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which are based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, likelihood of lease extensions to occur, asset valuation, among other things; and other items that may be necessary to estimate using current, historical and judgment based information. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. As of November 30, 2020, the Company had approximately $5,417,958 of uninsured cash.  The Company does not believe it is exposed to significant credit risks.

For the six months ended November 30, 2020 and November 30, 2019, the Company had one distributor which accounted for 35.1% and 50.3% of net consolidated sales, respectively.  At November 30, 2020 and May 31, 2020, the Company had two distributors and three distributors which accounted for a total of 61.9% and 80.0%, respectively, of gross accounts receivable. Of the 61.9% as of November 30, 2020, 37.1% was owed by a distributor in South America.

For the six months ended November 30, 2020 and 2019, two vendors accounted for 56.0% and three vendors which accounted for 51.4% of the purchases of raw materials, respectively. As of November 30, 2020 and May 31, 2020, the Company had one vendor and two vendors which accounted for 26.5% and 26.9%, respectively, of accounts payable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers located throughout the United States and the world. International accounts are normally required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Based on various criteria, initial credit levels for individual distributors are approved by designated officers and managers of the Company. All increases in credit limits are also approved by designated upper-level management.  Management evaluates receivables on a quarterly basis and adjusts the allowance for doubtful accounts accordingly. For receivables over ninety days old, the Company begins to reserve a portion of the balance unless collection is reasonably assured.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  Management monitors the payments for these large balances closely and often requires payment of existing invoices before shipping new sales orders.

The Company has established a reserve of $481,142 for doubtful accounts. The majority of this reserve has been established to cover 40% of outstanding accounts receivable from an international distributor.  The distributor continues to make small payments and the Company is continuining to work on collection of this account.

PREPAIDS

The Company occasionally prepays for items such as inventory, insurance and other items.  These items are reported as prepaids, until either the inventory is physically received or the insurance and other items are expensed.

As of May 31, 2020, approximately $1 million of the prepaids was an advance payment to one of our suppliers.  This prepayment was subsequently refunded by the supplier.

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

Inventories approximate the following at:

	November 30, 2020	May 31, 2020
Raw materials	$1,748,000	$1,635,000
Work in progress	1,516,000	988,000
Finished products	934,000	228,000
Total	$4,198,000	$2,851,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of November 30, 2020 and May 31, 2020, inventory reserves were approximately $78,000 and $67,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $25,843 and $24,321 for the three months ended November 30, 2020 and 2019, and $52,575 and $53,819 for the six months ended November 30, 2020 and 2019, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization amounted to $6,022 and $5,946 for the three months ended November 30, 2020 and 2019 and $11,860 and $11,726 for the six months ended November 30, 2020 and 2019, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows.  The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of November 30, 2020 or 2019.

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

The following summary presents the options and warrants granted, exercised, expired, cancelled and outstanding for the six months ended November 30, 2020:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2020	1,789,251	$2.75
Granted	171,000	7.46
Exercised	(30,000)	1.67
Cancelled or expired	(22,001)	3.43
Outstanding November 30, 2020	1,908,250	$3.18

During the six months ended November 30, 2020, options to purchase 30,000 shares of common stock were exercised at prices ranging from $1.04 to $3.62. Total net proceeds to the Company were $49,330.

During the six months ended November 30, 2020, the Company granted 171,000 options to purchase common stock at an average purchase price of $7.46.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes. The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes.  The Company evaluated the status of these contracts as of November 30, 2020 and does not believe that any additional discounts will be given through the end of the contract periods.  Services for some contract work are invoiced and recognized for work that has been performed as the project progresses.  The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors. Physician’s office products are sold to physicians and distributors, all of whom are categorized below according to the type of product sold to them.  The Company also manufactures certain components on a contract basis for domestic and international manufacturers.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Six Months Ended		Three Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Clinical lab	$1,474,512	$2,034,228	$892,804	$1,144,172
Lab Supplies	2,884	-	2,884	-
OTC	457,131	520,109	272,223	320,785
Physician's office	350,604	124,493	153,273	79,226
Contract Manufacturing	231,201	111,993	51,342	52,225
Total	$2,516,332	$2,790,823	$1,372,526	$1,596,408

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $586,403 and $404,854 of research and development costs during the three months ended November 30, 2020 and 2019 and $1,261,096 and $775,320 during the six months ended November 30, 2020 and 2019, respectively.

INCOME TAXES

The Company has provided a valuation allowance on deferred income tax assets of approximately $3,832,000 and $3,175,000 as of November 30, 2020 and May 31, 2020, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the three months ended November 30, 2020 and 2019 and six months ended November 30, 2020 and 2019.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation for the three months ended November 30, 2020 and 2019 was 1,326,489 and 521,782, respectively. The total amount of anti-dilutive stock options not included in the loss per share calculation for the six months ended November 30, 2020 and 2019 was 1,399,763 and 498,040, respectively. The Company also has outstanding 321,429 of series A 5% convertible preferred stock, which may be converted at any time to common stock.

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

NOTE 4:  GEOGRAPHIC INFORMATION

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Six Months Ended		Three Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Revenues from sales to unaffiliated customers:
United States	$241,000	$224,000	$107,000	$109,000
Asia	897,000	1,460,000	550,000	797,000
Europe	1,170,000	717,000	580,000	416,000
South America	82,000	71,000	39,000	24,000
Middle East	125,000	309,000	96,000	241,000
Other	1,000	10,000	1,000	10,000
	$2,516,000	$2,791,000	$1,373,000	$1,597,000

As of November 30, 2020 and May 31, 2020, approximately $555,000 and $613,000 of Biomerica’s gross inventory and approximately $28,000 and $31,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5:  LEASES

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016. In November 2015, the Company signed the First Amendment to extend the lease until August 31, 2021. As of September 1, 2020, the rent was $23,637 per month. The Company has an option to renew this lease for another 5 years and intends to pursue this renewal.

In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. The rent is currently $3,383 per month. The Company has one 10-year option to renew at the end of the initial lease period.  Biomerica, Inc. is not a guarantor of such lease. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office on a month-to-month basis in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

Components of lease expense include fixed lease expense of $171,769 for the six months ended November 30, 2020.  For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases which are included in the measurement of the right-of-use asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss when they are incurred.

Supplemental cash flow information related to leases for
the six months ended November 30, 2020:

Operating cash flows from operating leases	$159,212
Right-of-use assets obtained in exchange for new operating lease liabilities	--
Weighted average remaining lease term (in years)	5.77
Weighted average discount rate	6.5%

The maturity of lease liabilities as of November 30, 2020 are as follows:

2021	$108,290
2022	235,569
2023	262,698
2024	291,210
2025	321,971
Thereafter	459,072
Total	$1,678,810

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Contracts and Licensing Agreements

On May 25, 2016, the Company entered into an Exclusive Marketing License Agreement (“Telcon Agreement”) with Celtis Pharm Co., Ltd., who subsequently changed their name to Telcon Pharmaceutical Co., LTD (“Telcon”), a medical company in the South Korea. The Telcon Agreement grants to Telcon an exclusive license to market and sell Biomerica’s new InFoods® IBS products (“IBS Products”) in South Korea. The term of the agreement is for a period of five years following Korean FDA clearance of the product and provides an additional two years for Telcon to attain such Korean FDA clearance. The sequential two-year and five-year terms do not begin until after Biomerica first receives final clearance for sale of the IBS Products in the United States from the US FDA. Telcon, at its sole cost and expense, must use its commercially reasonably good faith efforts to obtain Korean FDA for the IBS Product to be sold in South Korea. The agreement may be cancelled if Biomerica has not obtained final US FDA clearance for sale of the IBS Products on or before December 31, 2019. Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC.

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

As disclosed in the Form 10K filed with the SEC on August 31, 2020, on July 2, 2020, the Company received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC. The subpoena seeks information and documents related to events and circumstances leading up to the March 17, 2020 announcement that the Company had commenced shipping samples of the Company’s COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also seeks information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. In addition, on December 15, 2020, the SEC sent a second subpoena related to this investigation to Zack Irani, the Company’s CEO, requesting documents held by Mr. Irani concerning his past purchases of Company stock, any past communications with certain persons and entities, and other personal and Company documents. The Company and Mr. Irani are continuing to cooperate fully with the SEC’s investigation and provide information as requested. At this time, the Company is unable to predict the duration, scope or outcome of these investigations.

NOTE 7:  SUBSEQUENT EVENTS

At the December 10, 2020 board meeting, the Board of Directors approved the grant of 213,616 options to purchase shares of the Company’s common stock to officers, directors and certain employees.  The options are exercisable by outside board members one year from date of grant and for officers and employees one-quarter per year with the first quarter vesting one year from date of grant. The options will be at the exercise price of $6.36 per share and expire ten years from date of grant.

During December 2020, the Company filed the necessary paperwork with Medical Device Safety Service who then notified the competent authority in Germany to attain CE Mark in the EU for the Company’s COVID-19 antigen test that uses a nasal swab to collect a person’s nasal fluid sample to detect if the person has COVID-19 antigen in their system, which can indicate that the person has recently been infected with the COVID-19 virus and may still be infectious to others.  This nasal swab antigen test received CE clearance on January 8, 2021, and is now available for sale in the EU.  The Company has received an initial order for over $1 million of these tests and is in the process of filling this order.

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

Like other businesses, THE COMPANY IS susceptible to macroeconomic downturns in the United States or abroad, as were experienced recently AND AS CURRENTLY CONTINUE, that may affect the general economic climate and OUR performance or OUR customers. Aside from general macroeconomic downturns, the additional material factors, RISKS AND UNCERTAINTIES that could affect future financial results include, but are not limited to: THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS; AVAILABILITY OF RAW MATERIALS; RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES; THE ABILITY TO RETAIN KEY EMPLOYEES AND CUSTOMERS; THE ABILITY TO COLLECT RECEIVABLES FROM CUSTOMERS; THE CONTINUED ABILITY OF THE COMPANY TO ATTAIN AND MAINTAIN THE LICENSES AND APPROVALS REQUIRED, INCLUDING EUA CLEARANCE FROM THE FDA FOR THE COMPANY’S COVID-10 PRODUCTS;Regional or global pandemics, GOVERNMENT RESPONSES TO SUCH PANDEMICS, and the economic and social disruptions these cause ESPECIALLY IN THE HEALTHCARE INDUSTRY IN WHICH WE OPERATE; SHUTDOWNS OR DISRUPTIONS IN OUR MANUFACTURING DUE TO WIDESPRED ILLNESS, OR OTHER ISSUES; terrorist attacks and the impact of such events; existing and potential increase in trade tariffs, especially with China; diminished or no access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including RAW MATERIALS, competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; recalls of products; inability to obtain FDA clearance on products or excessive costs incurred in order to obtain such approvals; regulatory actions taken by government agencies such as the FDA, SEC, USDA and other regulators; quarterly variations in operating results caused by a number of factors, including business and industry conditions; and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH), (the “Company”, “we”, “our”) is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians' offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research and development of disruptive, patented diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. If these DGT products prove effective in their clinical trials, and are ultimately cleared for sale by the U.S. FDA, management believes the revenue potential to the Company is significant.

Due to the global 2019 SARS-CoV-2 novel coronavirus (“COVID-19”) pandemic, in March 2020 we began redirecting and focusing a majority of our resources to develop, test, validate, seek regulatory approval for, and sell diagnostic products that indicate if a person has been infected by COVID-19. These diagnostic tests use a patient’s blood sample to detect if the patient has certain antibodies to COVID-19 that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic. The Company is marketing and selling outside of the U.S. a disposable rapid finger-prick blood test, which detects COVID-19 IgG/IgM antibodies within 10 minutes.

Following fiscal 2020 year-end, we submitted to the FDA an application under an Emergency Use Authorization (“EUA”) to sell in the U.S. a lab-scale, high throughput ELISA COVID-19 antibody test kit that would be sold to labs and hospitals to perform COVID-19 antibody testing. The Company also anticipates selling this test kit outside of the U.S. under a CE Mark (European Conformity). This ELISA lab test can be run using blood drawn by a medical professional, or can be run using a finger prick blood sample that can be collected by a patient in their own home, using our proprietary “at-home” blood collection kit, that the patient sends to a lab for processing on our ELISA test. Our EUA application/submission for the ELISA COVID-19 antibody test includes the at-home blood collection kit.  Initial sales for the ELISA test kit and the at-home blood collection kits are expected following EUA clearance from the FDA for the products to be sold in the US. The FDA has now assigned an examiner to review this submission and the Company is actively working with the FDA to attain EUA clearance. The Company manufactures this COVID-19 ELISA test on its automated equipment at the Company’s California facility that is also used to produce serology antibody tests for other diseases. Since we did not receive FDA clearance for this product during our second quarter of fiscal year 2021, we did not record any sales in the U.S. for our COVID-19 ELISA products. Further, sales of our disposable rapid finger prick blood test, which is only authorized for sale outside of the U.S., were slower in the second quarter as we are told by customers that most government health agencies are focused on viral testing (determining who is currently infected) while the infection rates in the territories we serve showed lower overall cases. However, the Company believes even with vaccines beginning to become available in the market, demand for serology (antibody) tests, like those we produce, could increase. In addition, the infection rates in the territories we serve have increased, which we believe will result in a higher demand for both antibody and viral testing, as long as pandemic continues. Vaccines are designed to create antibodies in individuals that will enable them to avoid serious illness when exposed to the COVID-19 virus. Therefore, following vaccination, the Company believes many patients will want to know if the vaccination worked and they have produced antibodies to the COVID-19 virus.  Further, at various points following vaccination (e.g., 3 months, 6 months, etc.), we anticipate people will want to receive an antibody test to determine if the level of antibodies produced from the vaccine are still adequate to fight off a serious infection. Therefore, we believe demand for COVID-19 antibody testing will begin to strengthen near term, and could remain strong into the foreseeable future, even after demand for actual virus testing begins to fall.

During the first and second fiscal quarters of 2021, we also focused resources on developing and validating a COVID-19 antigen test that uses nasal (via a nasal swab) or saliva human samples to detect if the COVID-19 antigen is present in a person’s nasal and oral fluids, indicating that the person has been infected with the COVID-19 virus, and may still be actively infected and infectious to others.

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

Finally, the Company continues to see progress in completing the testing required to attain FDA clearance for our patented InFoods® IBS DGT product that is designed to diagnose and treat sufferers of IBS. Mayo Clinic, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School teaching hospital, University of Texas Health Science Center at Houston, Houston Methodist and the University of Michigan are participating in our clinical trials for this product.

InFoods® IBS is a unique, patented product that can allow physicians to identify specific foods (e.g., pork, milk, onions, sugar, chickpeas, etc.) for each IBS patient, that when removed from that patient’s diet, may alleviate or improve their IBS symptoms and suffering.

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

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $1,372,526 for the three months ended November 30, 2020 as compared to $1,596,408 for the same period in the previous year. This represents a decrease of $223,882, or 14%. Consolidated net sales for Biomerica were $2,516,332 for the six months ended November 30, 2020 as compared to $2,790,823 for the same period in the previous year. This represents a decrease of $274,491, or 10%. The decrease for the three months ended November 30, 2020 as compared to the same period in the previous year was primarily due to softness in demand for our non-COVID products in certain markets due to the pandemic. However, the Company believes demand to be returning for certain regions as orders for non-COVID products received from Asian customers during the first six weeks of fiscal third quarter 2021 were over $700,000. Nevertheless, the Company still believes that total sales of non-COVID-19 products could continue to be negatively impacted by the world-wide pandemic. Because the Company sells both COVID-19 and Non-COVID-19 products, the impact COVID-19 will have on future revenues is difficult to predict.

Consolidated cost of sales for Biomerica were $1,011,030 for the three months ended November 30, 2020 as compared to $1,127,536 for the same period in the previous year. This represents a decrease of $116,506, or 10%. Consolidated cost of sales for Biomerica were $1,971,960 for the six months ended November 30, 2020 as compared to $1,954,647 for the same period in the previous year. This represents an increase of $17,313, or 1%. The percentage of cost of sales relative to sales for the three months ended November 30, 2020 increased from 71% to 74%. The percentage of cost of sales relative to sales for the six months ended November 30, 2020 increased from 70% to 78%. The Company’s standard margin on products sold was similar to previous periods. However, during the three and six months ended November 30, 2020 the manufacturing facilities were not running at 100% capacity due to the negative impact COVID-19 had on sales of the Company’s non-COVID-19 products.  This generated unfavorable manufacturing variances within our reported cost of sales. Because the Company sells both COVID-19 and Non-COVID-19 products, the impact COVID-19 will have on future cost of sales is difficult to determine.

Consolidated selling, general and administrative expenses for Biomerica were $1,254,847 for the three months ended November 30, 2020 as compared to $553,761 for the same period in the previous year. This represents an increase of $701,086, or 127%. Consolidated selling, general and administrative expense for Biomerica were $2,419,411 for the six months ended November 30, 2020 as compared to $1,060,958 for the same period in the previous year. This represents an increase of $1,358,453, or 128%. The increase in the three and six month periods was primarily due to legal expenses related to responding to the SEC inquiry discussed in Part II, as well as an increase in the allowance for doubtful accounts, additional consulting fees, and increased personnel costs as the Company is expanding and strengthening its management team in sales, marketing, and administration.

Consolidated research and development expenses for Biomerica were $586,403 for the three months ended November 30, 2020 as compared to $404,854 for the same period in the previous year. This represents an increase of $181,549, or 45%. Consolidated research and development expense for Biomerica were $1,261,096 for the six months ended November 30, 2020 as compared to $775,320 for the same period in the previous year. This represents an increase of $485,776, or 63%. The increase in the three and six month periods was primarily a result of increases in costs related to the research, development and validation of COVID-19 tests, and the initiation costs at Mayo Clinic, University of Houston Texas, and Methodist Hospital in Texas for clinical trials for our InFoods® IBS product.

Interest and dividend income were $7,983 for the three months ended November 30, 2020 as compared to $4,488 for the same period in the previous year. This represents an increase of $3,495, or 78%. Interest and dividend income were $16,074 for the six months ended November 30, 2020 as compared to $8,551 for the same period in the previous year. This represents an increase of $7,523, or 88%.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2020 and May 31, 2020, the Company had cash and cash equivalents in the amount of $5,683,787 and $8,641,027 and working capital of $10,072,883 and $13,289,670, respectively.

During the six months ended November 30, 2020, the Company’s operations used cash of $2,880,218 compared to cash used in operations of $365,994 in the same period of the prior fiscal year. Cash used by operations increased year to date in fiscal 2021 compared to year-to-date fiscal 2020 primarily due to operating losses of $3,134,579, growth in inventory of $1,359,320 driven by an increase in COVID-19 inventory of approximately $1,519,000 partially offset by a reduction in prepaids of $1,055,946 which was primarily driven by a repayment of an advance the Company had with one of our suppliers. Cash used in investing activities year to date in fiscal 2021 was $61,566 for purchases of fixed assets and $61,536 for increased intangibles. Cash provided by financing activities in fiscal year 2021 to date was $49,330 which was a result of stock option exercises.

We have been working on new products that address large markets for the gastroenterology sector.  Patent applications for these new products have been filed and six patents have been issued (two in the USA, two in Korea, and one each in Japan, and Singapore). The Company has been working on obtaining additional patents and U.S. regulatory approvals for these products. Due to the significant revenue opportunities these products represent, the Company has been spending significant funds on research, development, patents and related costs, and expects this will continue in order to strengthen and expand our patent protection, and attain regulatory approvals of these products.

On July 21, 2020, the Company filed with the SEC a new Form S-3 “Shelf” registration statement to replace the registration statement that expired on July 20, 2020. The new registration statement registers common shares to be issued in a maximum aggregate amount of $90,000,000. Included in this registration statement was the registration of all of the common shares issued, or to be issued, to Palm Global Small Cap Master Fund LP upon conversion of their convertible Preferred stock into common shares. This S-3 registration statement became effective September 30, 2020. The Company intended to use the net proceeds from this offering for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of November 30, 2020.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.  There were no legal proceedings pending as of November 30, 2020.

As disclosed in the Form 10K filed with the SEC on August 31, 2020, on July 2, 2020, the Company received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC. The subpoena seeks information and documents related to events and circumstances leading up to the March 17, 2020 announcement that the Company had commenced shipping samples of the Company’s COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also seeks information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. In addition, on December 15, 2020, the SEC sent a second subpoena related to this investigation to Zack Irani, the Company’s CEO, requesting documents held by Mr. Irani concerning his past purchases of Company stock, any past communications with certain persons and entities, and other personal and Company documents. The Company and Mr. Irani are continuing to cooperate fully with the SEC’s investigation and provide information as requested. At this time, the Company is unable to predict the duration, scope or outcome of these investigations.

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

We are susceptible to a widespread outbreak of an illness or other health issue, such as the recent COVID-19 Coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019 and subsequently spreading throughout the world resulting in tens of millions of confirmed cases worldwide and hundreds of thousands of deaths. The outbreak of the COVID-19 virus has caused virtually all governments, including the U.S., to implement quarantines, various restrictions on travel causing airlines to suspend international and certain domestic flights, shelter in place orders and other restrictions. Governments have also implemented work restrictions that prohibit many employees from going to work, and for businesses that are allowed to remain open, many employees are electing to remain at home to avoid spread of the disease. In addition, infections among employees at Company’s like ours is causing significant work disruptions. As a result of this COVID-19 virus outbreak and potential future pandemic outbreaks, the Company faces significant risks including, but not limited to: a) supply chain disruptions making it difficult for the Company to contract and receive materials needed for production of its products, and needed to ship finished products to our end customers, b) loss of contracts and customers from the financial strains or other disruptions they are experiencing as a result of the pandemic, c) financial risks pertaining to receivables due from customers that may fall into insolvency or otherwise be unable to pay their bills, d) government responses including orders that make it difficult to remain open for business, restrict imports of raw materials or exports of finished goods, refusal to allow the Company’s product to be licensed for sale in their countries, and other foreseeable or unforeseen actions taken by government agencies, e) absenteeism or loss of employees at the Company, or at our partner’s companies due to COVID-19 infection or infection of employee family members or do to other health reasons, f) government restrictions, that are needed to develop, validate, manufacture and perform other necessary functions for our operations, g) equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable, h) litigation or government actions against the Company pertaining to existing products or new products sold by the Company that are designed to detect if a person has been infected by the COVID-19 virus or designed to help limit the spread of the pandemic outbreak, i) a local or global recession or depression that could harm the international banking system, limit demand for all products including those made by the Company,  j) a drop in demand for our products, that are all medical related, due to patients’ reluctance or refusal to visit hospitals, labs, and doctors’ offices where our products are used, due to their fear of contracting a disease, and many other seen and unforeseen events and circumstances, all of which could negatively impact the Company.

If our COVID-19 tests are unable to gain acceptance in the market, prove to be ineffective or less effective than expected, and/or we do not receive regulatory approvals for our COVID-19 tests to be sold, our results of operation could be materially harmed.

Although we believe that our COVID-19 tests represent promising tests to detect prior COVID-19 virus exposure, the tests may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our COVID-19 antibody and antigen tests. Gaining acceptance in medical communities requires increasing awareness of our COVID-19 tests and their benefits.  Also, there are a large number of companies around the world now making and selling COVID-19 tests that compete with our COVID-19 tests. Many of these competitor products are made in China and other parts of Asia where manufacturing costs are low. As such, we are seeing supply and price competition which could make it difficult for the Company to compete.  Other risks pertaining to these products include:

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

•          manufacturing capabilities of our materials partners and their ability to meet our quality and delivery requirements;

•          mutations in the COVID-19 virus that render our tests ineffective;

•          receipt of regulatory approvals necessary prior to commercialization of our products;

•          the FDA or other regulatory agencies retracting their prior approval for our products to be sold in their market or changing regulations for approval; and

•          whether the medical community accepts our COVID-19 tests as a supplement to, alternative to, or complementary to, current PCR or other tests for COVID-19 infection.

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

The loss of key personnel and the inability to hire key personnel could affect the business. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; shipping labor disruption or other major degradation of the ability to ship out products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; additional governmental tariffs or other fees imposed by the U.S. government for the export of goods to China or other countries; tariffs or restrictions implemented by the Chinese government on shipments of raw materials to us from our suppliers in China; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of sales with certain distributors-the loss of certain of these distributors could lead to significantly reduced sales, which have been increasing. This could adversely affect the results of the Company if the Company were to lose the sales of that distributor and other factors beyond our control; high balances carried on accounts receivables from concentrated customers could result in write-offs of accounts receivable; and the costs of recalls, should such occasion arise.  All these factors make it difficult to predict operating results for any particular period.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  MINE SAFETY DISCLOSURES - None.

ITEM 5.  OTHER INFORMATION

The Company held its Annual Meeting of Stockholders on December 10, 2020, to consider and vote on the proposals set forth in our proxy statement filed with the Securities and Exchange Commission on September 25, 2020. Please refer to the Form 8-K filed on December 11, 2020 for a description of the results of the meeting.

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

Date: January 14, 2021
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2021
	By:	/S/ Steve Sloan
Steve Sloan
Chief Financial Officer
(Principal Financial Officer)