Form 10-Q
period 2021-02-28
BIOMERICA INC
filed 2021-04-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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

         Yes [_] No [X]

Indicate the number of shares outstanding of each of the registrant's common stock, as of the latest practicable date 12,302,157 shares of common stock, par value $0.08, as of April 14, 2021.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 28, 2021 and February 29, 2020	1

	Condensed Consolidated Balance Sheets (unaudited) February 28, 2021 and (audited) May 31, 2020	2

	Condensed Consolidated Statements of Shareholders’ Equity – (unaudited) Nine Months Ended February 28, 2021 and February 29, 2020	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended February 28, 2021 and February 29, 2020	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II	Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk and Uncertainties	16-18

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS(UNAUDITED)

	Nine Months Ended		Three Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Net sales	$6,144,970	$3,967,712	$3,628,638	$1,176,889
Cost of sales	(5,639,103)	(2,919,557)	(3,667,143)	(964,910)
Gross Profit	505,867	1,048,155	(38,505)	211,979

Operating Expenses:
Selling, general and administrative	3,697,804	1,714,543	1,278,393	653,585
Research and development	1,824,312	1,248,599	563,216	473,279
Total operating expense	5,522,116	2,963,142	1,841,609	1,126,864

Loss from operations	(5,016,249)	(1,914,987)	(1,880,114)	(914,885)

Other Income:
Dividend and interest income	54,017	62,515	37,943	53,964
Interest expense	(256)	(10)	(256)	(5)
Total other income	53,761	62,505	37,687	53,959

Loss before income taxes	(4,962,488)	(1,852,482)	(1,842,427)	(860,926)

Provision (benefit) for income taxes	11,401	-	(3,117)	-

Net loss	$(4,973,889)	$(1,852,482)	$(1,839,310)	$(860,926)

Basic net loss per common share	$(0.42)	$(0.19)	$(0.15)	$(0.09)

Diluted net loss per common share	$(0.42)	$(0.19)	$(0.15)	$(0.09)

Weighted average number of common and common equivalent shares:
Basic	11,802,803	9,882,459	11,905,492	9,814,504

Diluted	11,802,803	9,882,459	11,905,492	9,814,504

Net loss	$(4,973,889)	$(1,852,482)	$(1,839,310)	$(860,926)

Other comprehensive loss, net of tax:
Foreign currency translation	(8,687)	(4,157)	(5,437)	(928)

Comprehensive loss	$(4,982,576)	$(1,856,639)	$(1,844,747)	$(861,854)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2021 (unaudited)	May 31, 2020 (audited)

Assets

Current Assets:
Cash and cash equivalents	$5,272,565	$8,641,027
Accounts receivable, less allowance for doubtful accounts of $649,419 and $70,981 as of February 28, 2021 and May 31, 2020, respectively	1,878,124	1,765,871
Inventories, net	2,860,055	2,850,836
Prepaid expenses and other	774,117	1,509,083
Total current assets	10,784,861	14,766,817

Property and equipment, net of accumulated depreciation and amortization of $1,945,908 and $1,867,643 as of February 28, 2021 and May 31, 2020, respectively	307,873	279,379

Right of use assets, net of accumulated amortization of $405,407 and $231,489 as of February 28, 2021 and May 31, 2020, respectively	1,537,591	1,711,510

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $517,792 and $496,124 as of February 28, 2021 and May 31, 2020, respectively	269,252	168,655

Other assets	282,857	168,193
Total Assets	$13,347,758	$17,259,878

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$756,136	$986,711
Accrued compensation	366,936	278,627
Lease liability, current portion	228,936	211,809
Total current liabilities	1,352,008	1,477,147
Lease liability, net of current portion	1,396,167	1,569,678
Total Liabilities	2,748,175	3,046,825

Commitments and contingencies (Notes 5 and 6)

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding at February 28, 2021 and 321,429 issued and outstanding at May 31, 2020	-	25,714
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding at February 28, 2021 and May 31, 2020	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 12,302,157 and 11,740,089 issued and outstanding at February 28, 2021 and May 31, 2020, respectively	984,170	939,205
Additional paid-in-capital	36,563,562	35,213,707
Accumulated other comprehensive loss	(48,528)	(39,841)
Accumulated deficit	(26,899,621)	(21,925,732)
Total Shareholders' Equity	10,599,583	14,213,053
Total Liabilities and Shareholders' Equity	$13,347,758	$17,259,878

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Nine Months Ended February 29, 2020

	Common Stock		Series A 5% Convertible Preferred Stock		Additional Paid-in Capital	Subscriptions Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total

Balances, May 31, 2019	9,677,188	$774,173	-	$-	$22,830,006	$-	$(36,531)	$(19,586,678)	$3,980,970
Exercise of stock options	80,375	6,430	-	-	73,398	-	-	-	79,828
Net proceeds from ATM	552,792	44,224	-	-	1,478,345	(1,156,311)	-	-	366,258
Issuance of preferred stock	-	-	571,429	45,714	1,871,872	-	-	-	1,917,586
Foreign currency translation	-	-	-	-	-	-	(4,157)	-	(4,157)
Compensation expense in connection with options granted	-	-	-	-	192,917	-	-	-	192,917
Net loss	-	-	-	-	-	-	-	(1,852,482)	(1,852,482)
Balances, February 29, 2020	10,310,355	$824,827	571,429	$45,714	$26,446,538	$(1,156,311)	$(40,688)	$(21,439,160)	$4,680,920

For the Nine Months Ended February 28, 2021

	Common Stock		Series A 5% Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total

Balances, May 31, 2020	11,740,089	$939,205	321,429	$25,714	$35,213,707	$(39,841)	$(21,925,732)	$14,213,053
Exercise of stock options	81,750	6,540	-	-	89,915	-	-	96,455
Net proceeds from ATM	158,889	12,711	-	-	998,764	-	-	1,011,475
Foreign currency translation	-	-	-	-	-	(8,687)	-	(8,687)
Conversion of preferred to common stock	321,429	25,714	(321,429)	(25,714)	-	-	-	-
Compensation expense in connection with options granted	-	-	-	-	261,176	-	-	261,176
Net loss	-	-	-	-	-	-	(4,973,889)	(4,973,889)
Balances, February 28, 2021	12,302,157	$984,170	-	-	$36,563,562	$(48,528)	$(26,899,621)	$10,599,583

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	February 28, 2021	February 29, 2020
Cash flows from operating activities:

Net loss	$(4,973,889)	$(1,852,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,550	94,772
Change in allowance on accounts receivable	578,438	3,571
Inventory reserve	1,437,547	5,684
Stock option expense	261,176	192,917
Reduction in deferred rent liability	-	(37,971)
Amortization of right-of-use asset	173,919	213,032
Changes in assets and liabilities:
Accounts receivable	(690,691)	488,759
Inventories	(1,446,766)	(42,199)
Prepaid expenses	734,966	4,898
Reduction in lease liability	(156,384)	(150,485)
Other assets	(114,664)	(689)
Accounts payable and accrued expenses	(230,575)	268,068
Accrued compensation	88,309	9,214
Net cash used in operating activities	(4,244,064)	(802,911)

Cash flows from investing activities:
Increase in intangibles	(116,881)	(23,933)
Purchases of property and equipment	(106,760)	(27,724)
Net cash used in investing activities	(223,641)	(51,657)

Cash flows from financing activities:
Proceeds from sale of common stock, net	1,011,475	366,258
Proceeds from sale of convertible preferred stock, net	-	1,917,586
Proceeds from exercise of stock options	96,455	79,828
Proceeds from equity financing-officer	-	200,000
Net cash provided by financing activities	1,107,930	2,563,672

Effect of exchange rate changes in cash	(8,687)	(4,157)
Net (decrease) increase in cash and cash equivalents	(3,368,462)	1,704,947

Cash and cash equivalents at beginning of period	8,641,027	686,785

Cash and cash equivalents at end of period	$5,272,565	$2,391,732

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Interest	$-	$9
Income taxes	$13,730	$12,170

Non-cash investing and financing activities:
Establishment of Right-Of-Use Asset per ASC 842	$-	$1,942,999
Establishment of Lease Liability per ASC 842	$-	$1,980,970

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

Biomerica, Inc. and Subsidiaries (collectively "the Company") are primarily engaged in the development, manufacturing and marketing of medical diagnostic products.

The Company develops, manufactures, and markets medical diagnostic products designed for the early detection and monitoring of chronic diseases and other medical conditions. The Company’s medical diagnostic products are sold worldwide in two markets: 1) clinical laboratories and 2) point of care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine, or fecal samples from patients in the diagnosis of various diseases and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, saliva or nasal fluid.

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

ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical past practices with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which are based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, the likelihood of lease extensions to occur, asset valuation, among other things; and other items that may be necessary to estimate using current, historical and judgment based information. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. As of February 28, 2021, the Company had $4,855,448 of uninsured cash.  The Company does not believe it is exposed to significant credit risks at the financial institutions where cash is held.

For the nine months ended February 28, 2021 and February 29, 2020, the Company had two distributors and one distributor which accounted for 65.5% and 43.4% of net consolidated sales, respectively.  At February 28, 2021 and May 31, 2020, the Company had two distributors and three distributors which accounted for a total of 79.3% and 80.0%, respectively, of gross accounts receivable. Of the 79.3% as of February 28, 2021, 49.8% was owed by a distributor in China.

For the nine months ended February 28, 2021 and February 29, 2020, one vendor accounted for 61.8% and two vendors accounted for 32.8% of the purchases of raw materials, respectively. As of February 28, 2021 and May 31, 2020, the Company had two vendors which accounted for 26.7% and 26.9%, respectively, of accounts payable.

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

Occasionally certain customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.  Management monitors the payments for these large balances closely and often requires payment of existing invoices before shipping new sales orders.

The Company has established a reserve of $649,419 for doubtful accounts as of February 28, 2021. The majority of this reserve has been established to cover 75% of outstanding accounts receivable from an international distributor.  The distributor continues to make small payments and the Company is continuing to work on collection of this account.

PREPAIDS

The Company occasionally prepays for items such as inventory, insurance and other items.  These items are reported as prepaids, until either the inventory is physically received or the insurance and other items are expensed.

As of February 28, 2021, approximately $446,000 of the prepaids was an advance payment to one of our suppliers.  As of May 31, 2020, approximately $1 million of the prepaids was an advance payment to one of our suppliers, which was subsequently refunded by the supplier when the Company determined it no longer needed the materials that had been ordered.

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

Inventories approximate the following at:

	February 28, 2021	May 31, 2020
Raw materials	$1,412,000	$1,635,000
Work in progress	989,000	988,000
Finished products	459,000	228,000
Total	$2,860,000	$2,851,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of February 28, 2021 and May 31, 2020, inventory reserves were approximately $1,504,000 and $67,000, respectively. Of the inventory reserve, $1,405,243 was related to a market downturn in our COVID-19 antibody test and materials, as the market shifted to COVID-19 PCR viral tests and antigen tests.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $25,691 and $23,822 for the three months ended February 28, 2021 and February 29, 2020, and $78,266 and $77,641 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization expense amounted to $4,424 and $5,405 for the three months ended February 28, 2021 and February 29, 2020 and $16,284 and $17,131 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows.  The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of February 28, 2021 or February 29, 2020.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. Investments represent the Company’s investment in a Polish based distributor which is primarily engaged in distributing medical products and devices, and in certain cases, manufacturing the products sold.  The Company currently has not written down the investment and no events have occurred which could indicate the carrying value to be greater than the fair value.  The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

SHARE-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation expense for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

The following summary presents the options and warrants granted, exercised, expired, canceled and outstanding for the nine months ended February 28, 2021:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2020	1,789,251	$2.75
Granted	407,616	6.82
Exercised	(81,750)	1.20
Cancelled or expired	(35,751)	4.26
Outstanding February 28, 2021	2,079,366	$3.58

During the nine months ended February 28, 2021, options to purchase 81,750 shares of common stock were exercised at prices ranging from $0.82 to $3.62. Total net proceeds to the Company were $96,455.

During the nine months ended February 28, 2021, the Company granted 407,616 options to purchase common stock at an average purchase price of $6.82.

REVENUE RECOGNITION

The Company has various contracts with customers.  Most of the contracts specify that ownership transfers, and title to the products passes, to the customer at the time the product is shipped from our facility, customarily referred to as FOB shipping point.  For this reason, the Company recognizes revenue on the date of shipping. The Company generally does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes.  The Company evaluated the status of these contracts as of February 28, 2021 and does not believe that any additional discounts will be given through the end of the contract periods.  Services for some contract work are invoiced and recognized for work that has been performed as the project progresses.  The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors. Physician’s office products are sold to physicians and distributors, all of whom are categorized below according to the type of product sold to them.  The Company also manufactures certain components on a contract basis for domestic and international manufacturers.

Disaggregation of revenue:

The following is a breakdown of revenues according to end-markets to which the products are sold, typically through distributors:

	Nine Months Ended		Three Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Clinical lab	$2,441,000	$2,769,000	$967,000	$723,000
Lab Supplies	3,000	-	-	-
OTC	605,000	778,000	148,000	271,000
Physician's office	2,735,000	157,000	2,384,000	32,000
Contract Manufacturing	361,000	264,000	130,000	151,000
Total	$6,145,000	$3,968,000	$3,629,000	$1,177,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $563,216 and $473,279 of research and development costs during the three months ended February 28, 2021 and February 29, 2020 and $1,824,312 and $1,248,599 during the nine months ended February 28, 2021 and February 29, 2020, respectively.

INCOME TAXES

The Company has provided a valuation allowance on deferred income tax assets of approximately $4,215,000 and $3,175,000 as of February 28, 2021 and May 31, 2020, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the three months ended February 28, 2021 and February 29, 2020 and nine months ended February 28, 2021 and February 29, 2020.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation for the three months ended February 28, 2021 and February 29, 2020 was 1,278,617 and 476,358, respectively. The total amount of anti-dilutive stock options not included in the loss per share calculation for the nine months ended February 28, 2021 and February 29, 2020 was 1,360,192 and 483,658, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASUs issued by the FASB and guidance issued by the Securities and Exchange Commission (“SEC”) did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:  SHAREHOLDERS’ EQUITY

On July 20, 2020, the Company’s outstanding SEC Form S-3 “Shelf” registration statement dated July 20, 2017 expired. This prior registration statement registered an indeterminate number of shares equating to a maximum aggregate offering amount of $45,000,000 of shares.

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

In January 2021, Palm Global Small Cap Master Fund LP converted 321,429 preferred shares to common stock. Following this conversion, Palm Global Small Cap Master Fund LP no longer owns any preferred stock, and Biomerica currently has no preferred shares outstanding.

During the three months ended February 28, 2021, the Company issued 158,889 shares through the Company’s At-The-Market (ATM) facility, under its S-3 shelf registration.  The net proceeds from this issuance were $1,011,475. Based on data from the NASDAQ website, the total public trading volume of the Company’s stock during the quarter was over 25 million shares. As such, the Company’s sale of the 158,889 shares under the ATM represents approximately one-half of one percent (0.5%) of the trading volume during the quarter.

NOTE 4:  GEOGRAPHIC INFORMATION

Financial information about foreign and domestic operations and export sales is approximately as follows:

	Nine Months Ended		Three Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues from sales to unaffiliated customers:
United States	$374,000	$389,000	$133,000	$165,000
Asia	1,653,000	1,863,000	756,000	404,000
Europe	3,781,000	1,226,000	2,611,000	509,000
South America	146,000	166,000	64,000	95,000
Middle East	190,000	313,000	65,000	4,000
Other	1,000	11,000	-	-
	$6,145,000	$3,968,000	$3,629,000	$1,177,000

As of February 28, 2021 and May 31, 2020, approximately $525,000 and $613,000 of Biomerica’s gross inventory and approximately $27,000 and $31,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

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

In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. The rent is currently $3,262 per month. The Company has one 10-year option to renew at the end of the initial lease period.  Biomerica, Inc. is not a guarantor of such lease. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office on a month-to-month basis in Lindau, Germany, as headquarters for BioEurope GmbH, its Germany subsidiary.

Components of lease expense include fixed lease expense of $257,654 for the nine months ended February 28, 2021. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases which are included in the measurement of the right-of-use asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss when they are incurred.

Supplemental cash flow information related to leases for
the nine months ended February 28, 2021:

Operating cash flows from operating leases	$239,909
Right-of-use assets obtained in exchange for new operating lease liabilities	--
Weighted average remaining lease term (in years)	5.52
Weighted average discount rate	6.5%

The maturity of lease liabilities as of February 28, 2021 are as follows:

2021	$54,583
2022	235,569
2023	262,698
2024	291,210
2025	321,971
Thereafter	459,072
Total	$1,625,103

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

The terms of the Telcon Agreement provide up to $1.25 million in exclusivity fees based on certain milestones including Biomerica’s starting clinical trials in the United States, receipt of US FDA clearance and Telcon’s first sales of IBS Products in Korea. If Biomerica commences FDA Trials and Telcon pays the initial $250,000 milestone-based exclusivity fees, and the Agreement is subsequently terminated by either party for lack of performance, then Biomerica shall issue to Telcon 83,333 shares of Biomerica common stock in consideration for the $250,000 of paid exclusivity fee. No exclusivity fees have yet been paid.

Additionally, the Telcon Agreement provides for a royalty of 15% paid to Biomerica on all sales in Korea of the IBS Product, and further sets the pricing of IBS Products sold to Telcon.  In order to retain the exclusivity within South Korea, Telcon must meet certain annual minimum royalty payments to Biomerica following Telcon’s receipt of Korean FDA approval or clearance for the IBS Product to be sold in Korea, which in no case will be later than May 31, 2019. In September 2017, the Telcon Agreement was amended to extend the date by which Telcon must attain Korean FDA approval until April 30, 2020. During the quarter ended August 31, 2020, a second amendment was signed extending the required FDA approval date to December 31, 2021.

On June 25, 2020, the Company entered into a Clinical Trial Agreement with the University of Texas Health Science Center for the purpose of conducting a clinical trial of the Biomerica InFoods product. The term of the agreement shall extend until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be $139,850.

As disclosed in the Company’s Form 10K filed with the SEC on August 31, 2020,  the Company received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC on July 2, 2020. The subpoena seeks information and documents related to events and circumstances leading up to the March 17, 2020 announcement that the Company had commenced shipping samples of the Company’s COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also seeks information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. In addition, on December 15, 2020, the SEC sent a second subpoena related to this investigation to Mr. Irani, the Company’s CEO, requesting documents held by Mr. Irani concerning his past purchases of Company stock, any past communications with certain persons and entities, and other personal and Company documents. The Company and Mr. Irani have cooperated fully with the SEC’s investigation and have provided information as requested. At this time, the Company is unable to predict the duration, scope or outcome of these investigations.

NOTE 7:  SUBSEQUENT EVENTS

In May 2019, the Company entered into an agreement with MaxHealth Medical International Limited and MaxHealth China (“MaxHealth”) giving MaxHealth exclusive distribution rights to Biomerica’s EZ Detect Product in China (the “Agreement”).  Among other things, the Agreement called for MaxHealth to make an initial prepayment for its first orders, and further required certain annual minimum product purchases. While MaxHealth initially was in compliance with the terms of the Agreement, it subsequently fell into default and failed to make the required minimum purchases. For this reason, on March 23, 2021, the Company sent MaxHealth notice of default and termination of the Agreement. The Company is currently in contract negotiations with a second medical products distributor in China that desires to obtain the exclusive distribution rights for the EZ Detect product in China.

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

Like other businesses, THE COMPANY IS susceptible to macroeconomic downturns in the United States or abroad, as were experienced recently AND AS CURRENTLY CONTINUE, that may affect the general economic climate and OUR performance or OUR customers. Aside from general macroeconomic downturns, the additional material factors, RISKS AND UNCERTAINTIES that could affect future financial results include, but are not limited to: THE CONTINUED DEMAND FOR THE COMPANY'S PRODUCTS; AVAILABILITY OF RAW MATERIALS; RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES; THE ABILITY TO RETAIN KEY EMPLOYEES AND CUSTOMERS; THE ABILITY TO COLLECT RECEIVABLES FROM CUSTOMERS; THE CONTINUED ABILITY OF THE COMPANY TO ATTAIN AND MAINTAIN THE LICENSES AND APPROVALS REQUIRED, INCLUDING EUA CLEARANCE FROM THE FDA FOR THE COMPANY’S COVID-19 PRODUCTS;Regional or global pandemics, GOVERNMENT RESPONSES TO SUCH PANDEMICS, and the economic and social disruptions these cause ESPECIALLY IN THE HEALTHCARE INDUSTRY IN WHICH WE OPERATE; SHUTDOWNS OR DISRUPTIONS IN OUR MANUFACTURING DUE TO WIDESPREAD ILLNESS, OR OTHER ISSUES; terrorist attacks and the impact of such events; existing and potential increase in trade tariffs, especially with China; diminished or no access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out products to CUSTOMERS; inability to successfully control our margins which are affected by many factors including RAW MATERIALS, competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with international distributors or the economic climate they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or medical professionals alleging harm caused by the use of or exposure to our products; recalls of products; inability to obtain FDA clearance on products or excessive costs incurred in order to obtain such approvals; regulatory actions taken by government agencies such as the FDA, SEC, USDA and other regulators; quarterly variations in operating results caused by a number of factors, including business and industry conditions; and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH), (the “Company”, “we”, “our”) is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians' offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine, saliva, nasal fluids or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

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

Due to the global 2019 SARS-CoV-2 novel coronavirus (“COVID-19”) pandemic, in March 2020 we began redirecting and focusing a majority of our resources to develop, test, validate, seek regulatory approval for, and sell antigen (viral) and antibody (serology) diagnostic products.

The Company’s first COVID-19 diagnostic product, which was launched in March 2020, was a disposable rapid finger-prick blood antibody test that was designed to detect within ten minutes if the patient has certain IgG/IgM antibodies that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic. Given the lack of COVID-19 viral antigen tests early in the pandemic, COVID-19 antibody tests were an alternative option to identify patients that had been infected with the virus. As viral antigen tests became more available, the sales of our disposable rapid finger-prick blood antibody tests slowed in the fourth quarter of 2020 as distributors stated that government health agencies remain focused on viral antigen testing that is now more readily available.

Concurrently, the Company also focused on COVID-19 antigen tests to detect if the COVID-19 antigen is present in a person’s nasal fluids, indicating that the patient may still be actively infected and infectious to others. In January 2021, the Company received a CE Mark which enables us to sell our nasal swab antigen test throughout the EU. Sales of our antigen tests in the EU accounted for substantially all of our COVID-19 related product revenues during the three months ended February 28, 2021. As the spread of COVID-19 continues, we are working to develop other markets beyond the EU to expand sales of our nasal swab and antigen tests.

In June 2020, we submitted an initial emergency use authorization (“EUA”) application to the FDA for a lab-scale, high throughput ELISA COVID-19 antibody test kit that could be sold to U.S. labs and hospitals. The Company also anticipates selling this ELISA antibody test kit outside of the U.S. under a CE Mark. This ELISA lab test kit can be run using blood drawn by a medical professional or by a patient using our proprietary “at-home” blood collection kit, that the patient sends directly to an ELISA lab for processing. In November 2020, we amended our EUA application for this ELISA test to include the use of the at-home blood collection kit.  The FDA has now assigned an examiner to review this submission and the Company is actively working with the FDA to attain EUA clearance. The Company manufactures the COVID-19 ELISA antibody test at its California facility on its automated equipment which is also used to produce serology antibody tests for other diseases. COVID-19 vaccines that are designed to create antibodies in individuals that will enable them to avoid serious illness when exposed to the COVID-19 virus are now becoming available in the market. Our ELISA antibody test detects the spike protein antibody that is the same antibody produced in individuals following vaccination using the RNA based vaccine made by Pfizer, Moderna and others.

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

Upon demonstrating efficacy and obtaining FDA clearance, we believe the long-term revenue opportunities for the patented InFoods IBS product could be comparable to any of the major drugs currently used to treat IBS.

Further, the United States Patent and Trademark Office (“USPTO”) has issued the Company two patents with broad claims that protect the InFoods® IBS product. Five patents have also been issued internationally with many other patents still pending globally. Additional patents have also been filed for other diseases that utilize the InFoods® DGT technology platform which include:  functional dyspepsia, Crohn’s Disease, ulcerative colitis, gastroesophageal reflux disease (“GERD”), migraine headaches, and osteoarthritis.

RESULTS OF OPERATIONS

Consolidated net sales for Biomerica were $3,628,638 for the three months ended February 28, 2021 as compared to $1,176,889 for the three months ended February 29, 2020. This represents an increase of $2,451,749 or 208%. Consolidated net sales for Biomerica were $6,144,970 for the nine months ended February 28, 2021 as compared to $3,967,712 for the nine months ended February 29, 2020. This represents an increase of $2,177,258, or 55%. The increase for the three and nine months ended February 28, 2021 as compared to the three and nine months ended February 29, 2020 was primarily due to the sale of approximately $2,300,000 in COVID-19 nasal swab antigen tests.

Consolidated cost of sales for Biomerica were $3,667,143 for the three months ended February 28, 2021 as compared to $964,910 for the three months ended February 29, 2020. This represents an increase of $2,702,233 or 280%. Consolidated cost of sales for Biomerica were $5,639,103 for the nine months ended February 28, 2021 as compared to $2,919,557 for the nine months ended February 29, 2020. This represents an increase of $2,719,546, or 93%. The percentage of cost of sales relative to sales for the three months ended February 28, 2021 increased from 82% in the prior year to 101%. The percentage of cost of sales relative to sales for the nine months ended February 28, 2021 increased from 74% in the prior year to 92%. The Company’s cost of sales for the three and nine months ended February 28, 2021, included a reserve for slower moving COVID-19 disposable rapid finger-prick blood antibody tests and materials of approximately $1,405,000, not related to the Company’s ELISA Antibody or Antigen tests. Without the inventory reserve the Company’s gross margin would have been 38% for the three months ended February 28, 2021 and 31% for the nine months ended February 28, 2021. The Company continues its focus on producing and selling its COVID-19 nasal swab antigen test and preparing to launch its ELISA antibody test.

Consolidated selling, general and administrative expenses for Biomerica were $1,278,393 for the three months ended February 28, 2021 as compared to $653,585 for the three months ended February 29, 2020. This represents an increase of $624,808 or 96%. Consolidated selling, general and administrative expenses for Biomerica were $3,697,804 for the nine months ended February 28, 2021 as compared to $1,714,543 for the nine months ended February 29, 2020. This represents an increase of $1,983,261, or 116%. The increase in the three and nine month periods ended February 28, 2021 was primarily due to legal expenses related to responding to the SEC inquiry discussed in Part II, as well as an increase in the allowance for doubtful accounts, additional consulting fees, and increased personnel costs as the Company is expanding and strengthening its management team in sales, marketing, and administration.

Consolidated research and development expenses for Biomerica were $563,216 for the three months ended February 28, 2021 as compared to $473,279 for the three months ended February 29, 2020. This represents an increase of $89,937, or 19%. Consolidated research and development expenses for Biomerica were $1,824,312 for the nine months ended February 28, 2021 as compared to $1,248,599 for the nine months ended February 29, 2020. This represents an increase of $575,713, or 46%. The increase in the three and nine month periods ended February 28, 2021 was primarily a result of increases in costs related to the research, development and validation of COVID-19 tests, and the initiation costs at Mayo Clinic, University of Houston Texas, and Methodist Hospital in Texas for clinical trials for our InFoods® IBS product.

Interest and dividend income were $37,943 for the three months ended February 28, 2021 as compared to $53,964 for the three months ended February 29, 2020. This represents a decrease of $16,021, or 30%. Interest and dividend income were $54,017 for the nine months ended February 28, 2021 as compared to $62,515 for the nine months ended February 29, 2020. This represents a decrease of $8,498, or 14%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2021 and May 31, 2020, the Company had cash and cash equivalents in the amount of $5,272,565 and $8,641,027 and working capital of $9,432,853 and $13,289,670, respectively.

During the nine months ended February 28, 2021, the Company’s operations used cash of $4,244,064 compared to cash used in operations of $802,911 in the nine months ended February 29, 2020. Cash used by operations increased year-to-date in fiscal 2021 compared to year-to-date fiscal 2020 primarily due to operating losses of $4,973,889, growth in accounts receivable of $690,691, growth in inventory of $1,446,766 driven by an increase in COVID-19 inventory of approximately $1,557,000 partially offset by a reduction in prepaids of $734,966, which was primarily driven by a repayment of an advance the Company had with one of our suppliers, a decrease in accounts payable and accrued expenses of $230,575 and non-cash adjustments related to increases in inventory and accounts receivable reserve of $1,437,547 and $578,438, respectively. Approximately, $1,405,000 of the inventory reserve increase was related to a market downturn in our COVID-19 disposable rapid finger-prick blood antibody test and materials, as the market shifted to COVID-19 PCR viral and antigen tests. Of the accounts receivable increase, $559,369 related to our sale to a South American distributor in fiscal 2020. Cash used in investing activities year to date in fiscal 2021 was $106,760 for purchases of property and equipment and $116,881 for increased intangibles. Cash provided by financing activities in fiscal year 2021 to date was $1,107,930 which was a result of stock option exercises of $96,455 and proceeds from the sale of common stock of $1,011,475.  Cash provided by financing activities in fiscal year 2020 to date was $2,563,672 which was a result of stock option exercises of $79,828, proceeds from the sale of common stock of $366,258, proceeds from the sale of convertible preferred stock of $1,917,586 and proceeds from equity financing from an officer of $200,000.

We have been working on new products that address large markets for the gastroenterology sector.  Patent applications for these new products have been filed and seven patents have been issued (two in the USA and five internationally). The Company has been working on obtaining additional patents and U.S. regulatory approvals for these products. Due to the significant revenue opportunities these products represent, the Company has been spending substantial funds on research, development, patents and related costs, and expects this will continue in order to strengthen and expand our patent protection, and attain regulatory approvals of these products.

On July 21, 2020, the Company filed with the SEC a new Form S-3 “Shelf” registration statement to replace the registration statement that expired on July 20, 2020. The new registration statement registers common shares that may be issued from time to time up to a maximum aggregate amount of $90,000,000. Included in this registration statement was the registration of all of the common shares issued, or to be issued, to Palm Global Small Cap Master Fund LP upon conversion of their convertible Preferred stock into common shares. This S-3 shelf registration statement became effective September 30, 2020. The Company intends to use the net proceeds from any offerings that may be issued under this Shelf registration for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs. For the nine months ended February 28, 2021, net proceeds of $1,011,475 were raised from this registration.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of February 28, 2021.

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates under different future conditions.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.  There were no legal proceedings pending as of February 28, 2021.

As disclosed in the Form 10K filed with the SEC on August 31, 2020, on July 2, 2020, the Company received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC. The subpoena seeks information and documents related to events and circumstances leading up to the March 17, 2020 announcement that the Company had commenced shipping samples of the Company’s COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also seeks information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. In addition, on December 15, 2020, the SEC sent a second subpoena related to this investigation to Zack Irani, the Company’s CEO, requesting documents held by Mr. Irani concerning his past purchases of Company stock, any past communications with certain persons and entities, and other personal and Company documents. The Company and Mr. Irani have cooperated fully with the SEC’s investigation and provided information as requested. At this time, the Company is unable to predict the duration, scope or outcome of these investigations.

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

We are susceptible to a widespread outbreak of an illness or other health issue, such as the recent COVID-19 Coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019 and subsequently spreading throughout the world resulting in over one hundred million confirmed cases worldwide and millions of deaths. The outbreak of the COVID-19 virus has caused virtually all governments, including the U.S., to implement quarantines, various restrictions on travel causing airlines to suspend international and certain domestic flights, shelter in place orders and other restrictions. Governments have also implemented work restrictions that prohibit many employees from going to work, and for businesses that are allowed to remain open, many employees are electing to remain at home to avoid spread of the disease. In addition, infections among employees at Companies like ours are causing significant work disruptions. As a result of this COVID-19 virus outbreak and potential future pandemic outbreaks, the Company faces significant risks including, but not limited to: a) supply chain disruptions making it difficult for the Company to contract and receive materials needed for production of its products, and needed to ship finished products to our end customers, b) loss of contracts and customers from the financial strains or other disruptions they are experiencing as a result of the pandemic, c) financial risks pertaining to receivables due from customers that may fall into insolvency or otherwise be unable to pay their bills, d) government responses including orders that make it difficult to remain open for business, restrict imports of raw materials or exports of finished goods, refusal to allow the Company’s product to be licensed for sale in their countries, and other foreseeable or unforeseen actions taken by government agencies, e) absenteeism or loss of employees at the Company, or at our partner’s companies due to COVID-19 infection or infection of employee family members or due to other health reasons, f) government restrictions, that are needed to develop, validate, manufacture and perform other necessary functions for our operations, g) equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable, h) litigation or government actions against the Company pertaining to existing products or new products sold by the Company that are designed to detect if a person has been infected by the COVID-19 virus or designed to help limit the spread of the pandemic outbreak, i) a local or global recession or depression that could harm the international banking system, limit demand for all products including those made by the Company,  j) a drop in demand for our products, that are all medical related, due to patients’ reluctance or refusal to visit hospitals, labs, and doctors’ offices where our products are used, due to their fear of contracting a disease, h) a fall in demand or obsolescence of certain Company products as Governments change how they choose to address the pandemic, and many other seen and unforeseen events and circumstances, all of which could negatively impact the Company.

If our COVID-19 tests are unable to gain acceptance in the market, prove to be ineffective or less effective than expected, and/or we do not receive regulatory approvals for our COVID-19 tests to be sold, our results of operation could be materially harmed.

Although we believe that our COVID-19 tests show promise in detecting prior COVID-19 virus exposure, or current virus exposure for our antigen tests, the tests may not gain significant acceptance in the marketplace and therefore may not continue to generate substantial revenue or profits for us. We still need to establish and expand markets for our COVID-19 antibody and antigen tests. Gaining acceptance in medical communities requires increasing awareness of our COVID-19 tests and their benefits.  Also, there are a large number of companies around the world now making and selling COVID-19 tests that compete with our COVID-19 tests. Many of these competitor products are made in China and other parts of Asia where manufacturing costs are low. As such, we are seeing supply and price competition which could make it difficult for the Company to compete.  Other risks pertaining to these products include:

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

•          a lack of focus or demand from the market for certain types of tests that we produce;

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

Date: April 14, 2021
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2021
	By:	/S/ Steve Sloan
Steve Sloan
Chief Financial Officer
(Principal Financial Officer)