Form 10-K
period 2021-05-31
BIOMERICA INC
filed 2021-08-27
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2021 or

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

Yes [  ]  No [X]

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 9,631,507 shares held by non-affiliates and the closing price of $6.95 per share for Common Stock in the over-the-counter market as of November 30, 2020): $66,938,974.

The outstanding number of shares of common stock, par value $0.08, as of August 27, 2021 was 12,510,210.

DOCUMENTS INCORPORATED BY REFERENCE: Part III contains information incorporated by reference to the Company's proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2021. The Exhibit Index incorporates by reference various documents previously filed with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those risks and uncertainties identified under “Risk Factors,” and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.      BUSINESS

BUSINESS OVERVIEW

THE COMPANY

Biomerica, Inc. ("Biomerica", the "Company", "we", “us” or "our") was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc., and later changed its name to Biomerica, Inc. The Company has two wholly owned subsidiaries, Biomerica de Mexico, which is used for assembly/manufacturing, and BioEurope GmbH, which acts as a distributor of Biomerica products in certain markets.

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (in home and in physicians' offices) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research and development of revolutionary, patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. If these DGT products prove effective in their clinical trials, and are ultimately cleared for sale by the U.S. Food and Drug Administration (“FDA”), we believe the revenues potential to the Company is significant.

We are currently finalizing an endpoint determination clinical study on it’s InFoods® IBS product. This trial is being conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, University of Michigan and other institutions. We expect final patient enrollment in September 2021, and the trial completed by the end of our second fiscal quarter of 2022, with trial results reported shortly thereafter. During fiscal 2022, we also expect to be entertaining partnership/licensing discussions with pharmaceutical and technology companies that could help us commercialize the product, including obtaining FDA clearance. In order to file for final FDA clearance, we will need to conduct a pivotal trial that will be substantially similar to the endpoint trial that is currently nearing completion. The pivotal trial will focus on treating the specific endpoint(s) in IBS patients that show positive improvement under the current endpoint trial. We expect this final pivotal trial to be run at the same institutions that performed the endpoint trial, plus additional large gastrointestinal (GI) medical groups. If the endpoint trial shows positive results in IBS patients, we will also have the option to immediately seek regulatory clearance for the product to be sold outside of the US.

Our medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine, or fecal specimens from patients in the diagnosis of various diseases and other medical complications by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, within stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus (“COVID-19”) pandemic, in March 2020 we began redirecting and focusing a majority of our resources to develop, test, validate, seek regulatory approval for, and sell diagnostic products that indicate if a person has been infected by COVID-19. During fiscal 2021, we sold two primary types of Covid 19 tests; 1) antibody diagnostic tests that use a patient’s blood sample to detect if the patient has certain antibodies to COVID-19 that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic, and 2) COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if a patient is currently infected with the virus.  During the year, we sold these products outside of the U.S. under a CE Mark (European Conformity). Because individual orders for these tests have been large in size, this has created volatility and material fluctuations in our monthly and quarterly revenues. We continue to receive and fill orders for our COVID-19 test products.

Aside from the COVID-19 products we offer, the other products we sell are primarily focused on gastrointestinal diseases, food intolerances and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency.  In addition, some products are cleared for sale in the U.S. by the FDA.

While sales continue to occur in our COVID-19 products, by fiscal year end, the majority of our research and development efforts have returned to a focus on development and commercialization of non-Covid related products such as our Helicobacter pylori (“H. Pylori”) product, and our InFoods® IBS diagnostic guided therapy product and our EZ Detect colon disease home screening test. As such, we expect to file for 510K clearance with the FDA for its H. Pylori laboratory diagnostic test during our second fiscal quarter of 2022. If approved by the FDA, we intend to commence sales of this product in the U.S. We also intend to sell this product internationally including in the European Union (“EU”) under a CE Mark which we will seek once we file 510K application with the FDA. International sales could commence earlier than U.S. sales.

We recently added several new employees in its sales and marketing department in order to increase sales of existing non-Covid products during fiscal 2022.  Through these efforts, our EZ Detect colon disease home screening test is seeing a significant increased interest from retailers and distributors.

Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician's office (the point-of-care), rather than in the clinical laboratory. One of our objectives has also been to develop and market rapid diagnostic tests that are accurate, employ easily obtained specimens, and are simple to perform without instrumentation.  Our over-the-counter (home use) and professional use (doctor’s office, clinics, etc.) rapid diagnostic products help to manage existing medical conditions and may save lives through early detection and prompt diagnosis. Typically, tests of this kind require the services of medical technologists and sophisticated instrumentation.  Further, results are often not available until at least the following day. We believe that rapid point-of-care tests can be as accurate as laboratory tests when used properly, require limited to no instrumentation, give reliable results in minutes and can be performed with confidence in the home or the physician's office.

Biomerica maintains its headquarters in Irvine, California, where it houses administration, product development, sales and marketing, customer services and its primary manufacturing operations.  Biomerica also maintains manufacturing and assembly operations in Mexicali, Mexico, in order to reduce the cost of manufacturing and compete more effectively worldwide.   We expend considerable funds in research and development of certain new products that diagnose and, in certain cases, are designed to be used as a therapy for several major medical diseases. These products are both internally developed and licensed from others.  We employ experienced and highly trained technical personnel (including Ph.D.’s and scientists) to develop new products and evaluate and implement technology technical transfer activities. Our technical staff, many of whom have been previously employed at large diagnostic manufacturing companies, has extensive industry experience. We also rely on our Scientific Advisory Board of leading medical doctors and clinicians to assist in guiding our clinical studies and product development.

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

RESEARCH AND DEVELOPMENT

During most of the fiscal year, we focused much of our Research and Development (“R&D”) resources on developing several COVID-19 diagnostic tests, as discussed in this section below, and pursuing the regulatory approval of two tests for the gastrointestinal market.  Our increase in research and development spending is due to our focus on these tests and outside clinical studies intended to demonstrate the feasibility of FDA clearance for such tests. We also utilize technical personnel, with Ph.D. and other degrees and extensive experience in development and production of health diagnostic tests, to conduct other development activities and improve existing products, as well as explore potential new technologies that  we may wish to develop and commercialize. Research and development expenses include the costs of materials, supplies, personnel, consultants, legal fees, facilities, outside clinical trial sites and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2021 and 2020 aggregated $2,410,506, and $1,910,209, respectively. As Biomerica moves forward with development, validation and commercialize of additional key products that address diseases with large market opportunities, research and development expenses are expected to increase during upcoming quarters.

We developed a unique diagnostic-guided therapy that is designed to allow physicians to identify patient-specific foods (e.g. pork, milk, onions, sugar, chickpeas, etc.), that when removed from the diet, may alleviate or improve an individual's symptoms of Irritable Bowel Syndrome (IBS). This product is called InFoods® IBS and is currently in clinical studies at the Mayo Clinics in Florida and Arizona, Houston Methodist, the University of Michigan and other institutions. The United States Patent and Trademark Office (“USPTO”) has issued the Company two patents with broad claims that protect the InFoods® IBS product. Patents have also been allowed or issued in the countries of Japan, Korea, Mexico and Singapore. Additional patents for this product have been filed in the U.S. and in other countries. We are also developing, and have filed patents for other diseases that utilize the InFoods® DGT technology platform which include:  Functional Dyspepsia, Crohn’s Disease, Ulcerative Colitis, Gastroesophageal reflux disease (“GERD”), Migraine Headaches, and Osteoarthritis. Our first patent to be allowed for a disease/illness other than IBS was allowed in Japan in August, 2021. This patent covers the use of our InFoods® technology to diagnose and treat persons suffering from depression. We are planning to pursue a de novo 510(k) clearance with the FDA rather than a Premarket Approval Application (“PMA”) for the InFoods® IBS product. De novo clearance is typically faster and less expensive than the PMA route, which is the most stringent type of device marketing application required by the FDA for this type of product.

We are also in studies to evaluate the performance of our new and proprietary H. Pylori test.  The clinical studies were conducted at the University of Southern California (“USC”), a European University and several other U.S. locations. We are working to complete the analytical studies needed to prepare for submission to the FDA and plans to utilize a 510(k) clearance pathway for this test. Biomerica’s test is designed to provide highly accurate sensitivity and specificity for H. pylori testing and for monitoring of treatment.

During fiscal 2021, we dedicated much of our resources to develop, test, validate, seek regulatory approval for, and sell diagnostic products that indicate if a person has been infected by COVID-19. Our COVID-19 R&D efforts focused primarily on the following two types of tests: 1) antibody diagnostic tests that use a patient’s blood sample to detect if the patient has certain antibodies to COVID-19 that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic, and 2) antigen tests that use a patient’s nasal fluid sample to detect if a patient is currently infected with the virus. These tests were sold, and continue to be sold by us, in various markets outside of the US. We currently do not intend to offer either of these tests in the US.

During the fiscal year we also submitted to the FDA an application under and Emergency Use Authorization (“EUA”) to sell in the U.S. a lab-scale, high throughput ELISA COVID-19 antibody test kit that would be sold to labs and hospitals to perform COVID-19 antibody testing. After the EUA was submitted to the FDA, on two separate occasions the FDA assigned reviewers to this EUA who each requested additional information and interacted with us on this submission, as is customary. However, we have not yet been issued clearance for this product to be sold. It appears that the FDA began redirecting and focusing its resources on reviewing applications for products that pertain to patients who are currently infected with the COVID-19 virus such as polymerase chain reaction tests and antigen tests, as the demand for antibody tests diminished in the second half of calendar year 2020.

Beginning in our fourth quarter of fiscal 2021, the focus of our R&D resources returned to non-COVID-19 products such as our H. Pylori product, our InFoods® IBS product and other products that we sell or would like to sell in the future.

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

We employ a director of sales and marketing for Europe and South America who is headquartered in Germany.  She has over 20 years of experience selling and marketing diagnostic and life science products across multiple diagnostics technologies and disciplines. She possesses broad international business experience, with communication skills in German, English, Spanish, French and Portuguese, and scientific and technical understanding of gastrointestinal diagnostic products. She also has strong relationships with key strategic entities in Europe, Eastern Europe, Latin America, Canada and the U.S. who is and will continue to help Biomerica add new distributors for existing products, and add new product-lines for future distribution by us.

We rely on affiliated and unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point-of-care testing (physicians' offices and over-the-counter drug stores).

Due to the Coronavirus global pandemic, our operations have been negatively impacted. We have faced disruptions in certain of the following areas, and may face further challenges from supply chain disruptions, loss of contracts and/or customers, closure of our manufacturing or distribution facilities or of the facilities of our suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where we make and/or sell our products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. These ongoing pandemic related disruptions can materially negatively impact our operations and financial performance and may continue to have significant material negative impacts on us.

For the fiscal years ended May 31, 2021 and 2020, the Company had two distributors and three distributors, respectively, which accounted for a total of 60% and 57% of our net consolidated sales, respectively. Of this, for the fiscal years ended May 31, 2021 and 2020, the largest of the distributors mentioned above accounted for 33% and 26%, respectively, of net consolidated sales.

At May 31, 2021 and 2020, the Company had two distributors and three distributors, respectively, which accounted for a total of 73% and 80%, respectively, of gross accounts receivable. Of the 73% as of May 31, 2021, 41% was owed by a distributor in China. Total gross receivables at May 31,  2021 and 2020 were $2,292,466 and $1,836,852, respectively.

BACKLOG

At May 31, 2021 and 2020, Biomerica had a backlog of unshipped orders of approximately $85,000 and $727,000 respectively. At May 31, 2021, this consisted primarily of orders to our distributor in the Middle East.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers.   However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that we may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the year ended May 31, 2021, one vendor accounted for 58% of our purchases of raw materials. For the year ended May 31, 2020, one vendor accounted for 59% of our purchases of raw materials.

Our inventory consists of various types of materials including antibodies, antigens, bottles, boxes, various chemicals and reagents utilized in the manufacture of our test kits as well as products in various stages of completion.

Our sourcing and receiving of raw materials have been negatively impacted due to the global COVID-19 pandemic. Many of our suppliers have been impacted by plant shut-downs, state or national mandated or recommended shut-downs, restrictions and constraints on distribution channels including ship freight, air freight and trucking, among other things. These suppliers are also experiencing their own disruptions in sourcing raw materials.  It is unclear to what extent raw material availability will be impacted in the foreseeable future, and how that will impact our production and sales.

COMPETITION

Immunodiagnostic products, including COVID-19 products are currently produced globally by hundreds of companies. Biomerica is not a significant player in the overall market for most of the product categories in which we compete. However, we do have certain proprietary products, such as our EZ Detect colon disease home test, that do not have significant competition from competitors with identical tests.

Our competitors vary greatly in size. Many are divisions or subsidiaries of well-established medical and pharmaceutical companies which are much larger than Biomerica and expend substantially greater amounts than we do for research and development, manufacturing, advertising and marketing.

The primary competitive factors affecting the sale of diagnostic products are uniqueness, technology, quality of product, performance, price, service and marketing. We believe we compete primarily on the basis of the uniqueness of our products, the quality of our products, the speed of our test results, our patent position, our pricing and our prompt shipment of orders. We offer a broad range of products, but have had limited marketing capability. However, during the past 18 months, we have expanded our sales and marketing capability, through marketing and strategic cooperation with larger companies and distributors and by hiring several new employees with marketing and sales expertise.

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are generally legally defined to be in vitro diagnostic medical devices and medical devices. As a result, we are considered to be an in vitro diagnostic medical devices and medical device manufacturer, and as such are subject to the regulations of numerous governmental entities. These agencies include the FDA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture ("USDA"), and Consumer Product Safety Commission as wells as European Government agencies. These activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new in vitro diagnostic medical devices and medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records, the reporting of potential product problems, and other matters.

The Food, Drug & Cosmetic Act of 1938 (the "FDCA") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be assured through general controls, such as device listing, adequate labeling, and adherence to the Quality System Regulation ("QSR") as well as Medical Device Reporting (“MDR”), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Notification or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive clearance prior to marketing by the FDA pursuant to a pre-market approval to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices. Our products are primarily either Class I or Class II medical devices.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Our current license is valid until November 19, 2022.

Through compliance with FDA and California regulations, we can market some of our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the directives of the European Union (“EU’) require that a device have a CE Mark in order to be sold in EU countries. Our Company complies with In Vitro Diagnostic Medical Devices Directive (“IVDD”) 98/79/EC and Medical Devices Directive 93/42/EEC (“MDD”). We also comply with ISO 13485 2016 Medical Devices Quality Management Systems - Requirements for Regulatory Purposes.

At present, outside the EU the regulatory international review process varies from country to country. We work with our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of those countries. We believe that our international sales to date have been in compliance with the laws of all foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

The designing, development, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of Biomerica’s immunoassay in vitro diagnostic (“IVD”) medical device products are subject to regulation in the United States by the Center for Devices and Radiological Health of the FDA and state agencies.  FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require these products to be manufactured in accordance with the FDA’s “Current Good Manufacturing Practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations.  After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals.  The FDA enforces these requirements by inspection and post -market surveillance. The last FDA announced inspection was in November 2019 and no observations were noted. We believe that all Biomerica products sold in the U.S. comply with the FDA and state regulations.

Biomerica is an FDA regulated and ISO 13485:2016 certified In Vitro Diagnostic Medical Devices company. Our goal is to provide high quality medical diagnostic products that generally meet or exceed customer requirements and comply with all applicable regulatory requirements: FDA 21 CFR Part 820 Quality Management System, EN ISO 13485:2016, Medical Devices Quality Management Systems - Requirements for Regulatory Purposes, In Vitro Diagnostic Medical Devices Directive  98/79/EC & and Medical Device Directive 93/42/EEC, Guidelines related to Medical Devices Directives and Guidance on CE Marking, etc.  Biomerica involve its employees in a continuous improvement process to increase productivity, improve quality and maintain the suitability, adequacy, and effectiveness of our quality management system.

The new EU Medical Device Regulation (“MDR”) 2017/745 entered into force on May 25, 2017. The MDR transition period ends May 26, 2021 and will replace MDD 93/42/EEC. Manufacturers have less than one year to update their technical documentation and processes to meet the new, more stringent regulatory requirements of the European Union. Our Notified Body became designated under MDR in July 2020.

The new EU In Vitro Diagnostic Medical Device Regulation (“IVDR”) 2017/746 transition period ends May 26, 2022 and will replace IVDD 98/79/EC. Manufacturers have less than one year to update their technical documentation and processes to meet the new, more stringent regulatory requirements of the European Union. Notified Bodies can begin certifying devices to the new IVDR requirements once they have been designated under IVDR by their Competent Authority. While we are working to update our technical documentation to comply with these new and more stringent IVDR requirements, it is unclear which of our product will meet these new requirements prior to the May 26, 2022 deadline. If we are unable to complete the new technical documentation requirement, or have our updated documentation files approved by our Notified Body, prior to May 26, 2022, we will potentially be unable to sell these products in markets that require compliance with these EU IVDR regulations. In addition, our current Notified Body, which represents the regulatory bodies in the EU, may themselves not be able to meet all of the new IVDR requirements and become designated under IVDR. If this happens, we may need to transfer to a new Notified Body that does meet the new IVDR requirements and has been designated, or we may need to delay selling products in these regions until our Notified Body becomes designated under IVDR regulations.

SEASONALITY OF BUSINESS

The businesses of our Company and its subsidiaries have not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during the last two fiscal years for Biomerica:

	Year Ended
	May 31, 2021		May 31, 2020
Revenues from sales to unaffiliated customers:
Europe	$4,301,000	60%	$2,434,000	36%
Asia	1,908,000	26%	1,867,000	28%
United States	548,000	8%	445,000	7%
South America	250,000	3%	1,615,000	24%
Middle East	192,000	3%	314,000	5%
Other	-	0%	18,000	0%
Total	$7,199,000	100%	$6,693,000	100%

We recognize that our foreign sales could be subject to some special or unusual risks, which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations, terrorism, tariffs, embargos, trade wars, import/export restrictions, disruptions in shipping and distribution channels and drop in demand for our products due to regional or national shut-downs from the COVID-19 pandemic, patients’ fear or refusal to visit hospitals and healthcare providers due to the pandemic where our products are sold and used, the erosion of economic conditions in those countries, and many other factors all could impact sales within certain foreign countries. In addition, these factors could also impact our ability to collect foreign accounts receivable. Foreign countries have licensing requirements applicable to the sale of diagnostic products, which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States and may change without notice. Foreign diagnostic sales at Biomerica are made primarily through a network of approximately 75 independent distributors in approximately 65 countries.

The COVID-19 related factors mentioned above and in “Risk Factors” have also negatively impacted domestic sales of our non-COVID-19 products and may continue to negatively impact our domestic and international sales into the foreseeable future.

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

We have a royalty agreement in which it has obtained rights to manufacture and market an ACTH test (used to detect chronic metabolic conditions). Royalty expense of approximately $11,000 and $15,000, respectively, is included in cost of sales for this agreement for the fiscal years ended May 31, 2021 and 2020. Sales of products manufactured under this agreement are non-material to total sales for the fiscal years ended May 31, 2021 and 2020, respectively. We may license other products or technology in the future as it deems necessary or opportunistic for conducting business.

In May, 2020, we signed an exclusive license agreement with The Regents of the University of California, to license patents pertaining to a CRISPR-based technology that we hope to use to produce a rapid test for the COVID-19 virus, that could be used to test individuals to determine if they are currently infected with the COVID-19 virus. This agreement requires the payment of certain milestone payments and a royalty on all sales that utilize the licensed technology. Collaboration efforts with the University on a CRISPR product that may be commercialized using this technology continues, however, there are no imminent plans to launch a product from this collaboration.

Some of the products that we manufacture, sell or use may be covered by claims in issued patents held by other persons or entities, and as such, upon notice from such persons or entity we may be required to pay a license fee or may be required to cease all manufacture, sale or use of such products, which could negatively impact us. While we have not been notified of any such claims by third parties, we cannot guarantee that such claims will not be made in the future.

We are nearing completion of the endpoint determination clinical trial for our patented InFoods® IBS diagnostic guided therapy product. Our business model for this product includes the possible licensing of this product to a large international life sciences or technology company that would commercialize the product or assist us with the commercialization.

BRANDS AND TRADEMARKS

We occasionally register our tradenames with the Office of Patents and Trademarks. Of note, we registered the tradename “InFoods” on December 24, 2016. Our unregistered tradenames are "EZ Detect", "EZ-H.P." and "EZ-PSA". A trademark for "Aware" was issued and assigned in November 2001 and renewed in 2011. On January 11, 2020, the USPTO renewed our “FORTEL” trademark for another ten years.

The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Effective copyright, trademark and trade secret protection may not be available in such jurisdictions.

PATENTS AND INFOODS TECHNOLOGY

We have filed over 100 international and Patent Corporation Treaty patents, and has 12 provisional and non-provisional patents currently filed with the USPTO. Some of these patent applications pertain to COVID-19 and other products, however, the majority of our patents that are pending, allowed or issued pertain to the InFoods® technology platform.

Our most important family of patent applications pertains to our InFoods® technology platform, which is a new method of possibly diagnosing and treating symptoms of many different diseases. Our first planned product launch using this technology is the InFoods® IBS product which is designed to diagnose and treat Irritable Bowel Syndrome. Using a patient blood sample, a physician or lab can run our test to identify specific foods (e.g. pork, milk, shrimp, broccoli, eggs) that, if eliminated from the patient’s diet, can alleviate or reduce the individual's IBS symptoms, including, but not limited to, constipation, diarrhea, bloating, cramping, severe pain and indigestion. We have filed many patent applications with the USPTO and with other such similar agencies in other countries outside of the United States pertaining to this InFoods® technology. These patent applications include claims that address the diagnosis and treatment of several disease states including IBS, functional dyspepsia, Crohn’s disease, ulcerative colitis, gastroesophageal reflux disease, osteoarthritis, psoriasis, migraine headaches and depression. These applications include the use of this technology in both humans and animals.  The first patents filed by us pertained to IBS. Several of the patents pertaining to the InFoods® IBS technology have been issued and many more are in active review and prosecution.

In August 2018, the Korean Intellectual Property Office (“KIPO”) issued a Certificate of Patent (#10-1887545) covering our InFoods® IBS product (entitled “COMPOSITIONS, DEVICES, AND METHODS OF IBS SENSIVITY TESTING”). This patent was the first for the InFoods® patent portfolio, providing patent protection for InFoods® IBS in Korea until November 13, 2035.

In June 2019, we received our first issued patent from the USPTO (#10,309,970) pertaining to our InFoods® IBS product, with claims that covers the test kit that is used to determine patient food intolerances.

In March 2020, the Japanese Patent Office issued our first InFoods® IBS patent in that country (6681907) which covers the compositions, devices and methods of IBS sensitivity testing.

In September 2020, the USPTO issued our second InFoods® IBS patent in the U.S. (10,788,498) which covers IBS sensitivity testing.

In November 2020, the Singapore Patent Office issued our first InFoods® IBS patent in that country (11201705102Q) which covers the compositions, devices and methods of IBS sensitivity testing.

In March 2021, the Korean Patent Office issued a second InFoods® IBS patent in that country (10-2224649) which covers the compositions, devices and methods of IBS sensitivity testing.

In April 2021, the Japanese Patent Office issued a notice of allowance for an InFoods® IBS patent in that country (6876338) which covers the compositions, devices and methods of IBS sensitivity testing.

In May 2021, the Company received a notice of allowance for an InFoods® IBS patent in Mexico which covers the compositions, devices and methods of IBS sensitivity testing.

We believe the claims in these issued InFoods® IBS patents, and claims in pending patents that protect the use of the InFoods® IBS  technology to diagnose and treat other diseases, provide us with broad protections from other companies making or selling competing products in this highly disruptive new field of medicine.

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

We are nearing completion of the endpoint determination clinical trial for our patented InFoods® IBS diagnostic guided therapy product. Our business model for this product includes the possible out-licensing of this product and the related patents to a large international life sciences or technology company that would commercialize the product or assist us with the commercialization.

EMPLOYEES

As of May 31, 2021 and 2020, the Company employed 49 and 45 employees, respectively, in the U.S. and Europe. Various employees listed in the production department also perform research and development duties as a routine function of their job. The Company occasionally employs temporary employees when needed. The following is a breakdown of employees by departments:

	May 31, 2021	May 31, 2020
Administrative	9	5
Research and Development	8	9
Marketing & Sales	4	3
Production and Operations	28	28
Total	49	45

In addition, Biomerica de Mexico employs 17 people at its Mexico facility.

We also engage the services of many outside Ph.D.’s and M.D.’s and other types of industry expert consultants as well as medical institutions for technical support, regulatory advisors, marketing and public relations advisors, financial advisors, contract product development and manufacturing organization, and other advisors on a regular basis. We try to protect the Company with the use of confidentiality, intellectual property ownership and indemnifications agreements. However, we cannot guarantee that the use of such experts will fully protect the Company from third-party claims or from theft of our intellectual property.

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

We are susceptible to ongoing outbreaks of an illness or other health issue, such as the recent COVID-19 Coronavirus outbreak, including outbreaks of variants of the COVID-19 virus such as the “Delta” variant. The outbreak of the COVID-19 virus caused the various governments, including the U.S., to implement quarantines, various restrictions on travel causing airlines to suspend international and certain domestic flights, shelter in place orders and other restrictions. Governments have also implemented work restrictions that prohibit many employees from going to work, and for businesses that are allowed to remain open, many employees are electing to remain at home to avoid spread of the disease. As a result of this COVID-19 virus outbreak and potential future pandemic outbreaks, the Company faces significant risks including, but not limited to: a) supply chain disruptions making it difficult for the Company to contract and receive materials needed for production of its products, and needed to ship finished products to our end customers, b) loss of contracts and customers from the financial strains or other disruptions they are experiencing as a result of the pandemic, c) financial risks pertaining to receivables due from customers that may fall into insolvency or otherwise be unable to pay their bills, d) government responses including orders that make it difficult to remain open for business, restrict imports of raw materials or exports of finished goods, refusal to allow the Company’s product to be licensed for sale in their countries, and other seen and unforeseen actions taken by government agencies, e) absenteeism or loss of employees at the Company, or at our partner’s companies, due to health reasons or government restrictions, that are needed to develop, validate, manufacture and perform other necessary functions for our operations, f) equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable, g) litigation or government actions against the Company pertaining to existing products new products sold by the Company that are directed at limiting or treating the spread of the pandemic outbreak, h) a local or global recession or depression that could harm the international banking system, limit demand for all products including those made by the Company,  i) a drop in demand for our products, that are all medical related, due to patients’ reluctance or refusal to visit hospitals, labs, and doctors’ offices where our products are used due to their fear of contracting a disease, and many other seen and unforeseen events and circumstances, all of which could negatively impact the Company.

We have a history of operating losses.

We have historically incurred net losses. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event that we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we are unable to achieve or maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Our operating results may fluctuate adversely as a result of many factors that are outside our control, which may negatively impact our stock price.

Our operating results are dependent upon many factors that are substantially outside of our control that could materially and adversely affect our business, results of operations and financial condition.  Factors that are beyond our control and that could affect our operating results in the future include:

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

Fluctuations in our operating results, for any reason, could cause operating losses as a result of significant fixed expenses.

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

To remain competitive, we must continue to develop, obtain and protect our proprietary technology rights; otherwise, we may lose market share or need to reduce prices as a result of competitors selling technologically superior products that compete with our products, or selling products at lower prices.

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

The Company is required to obtain government or regulatory certification in many countries and the European community to sell its products in those countries or regions.  There is no assurance that the Company will be able to retain its certification in the future. This includes the possibility and risk that the Company’s products do not meet the new EU IVDR testing and documentation requirements in the future as described in the above “Research and Development” section of this document.

Significant government regulation exists in countries in which we conduct business. A large part of the Company’s sales is to distributors in Europe, China and other countries, which require us to maintain certain certifications to sell our products.  Failure to comply with current governmental regulations and quality assurance guidelines could cause the loss of these certifications, which could materially adversely affect the results of the Company.  Loss of certifications could lead to temporary manufacturing shutdowns, product recalls, product shortages or delays in product manufacturing and a decline in sales.

The Company maintains a manufacturing plant in Mexico which presents risks to the Company including risks associated with doing business outside the United States.

The Company has a significant investment in its manufacturing facility in Mexico through its subsidiary, Biomerica de Mexico. In addition, the Company warehouses a significant amount of its inventory at the Mexico facility. There are a number of risks associated with doing business in Mexico, including, exposure to local economic and political conditions, social unrest, including risks of terrorism or other hostilities, export and import restrictions, the potential for shortages of trained labor, and the possible effects of currency exchange rate fluctuations. These risks could lead to additional costs that we cannot foresee at this time and may materially adversely impact our business, results of operations and financial condition.

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

For the fiscal years ended May 31, 2021 and 2020, the Company had two distributors and three distributors, respectively, which accounted for a total of 60% and 57% of our net consolidated sales, respectively. Of this, for the fiscal years ended May 31, 2021 and 2020, the largest of the distributors mentioned above accounted for 33% and 26%, respectively, of net consolidated sales.

At May 31, 2021 and 2020, the Company had two distributors and three distributors, respectively, which accounted for a total of 73% and 80%, respectively, of gross accounts receivable. Of the 73% as of May 31, 2021, 41% was owed by a distributor in China. Total gross receivables at May 31, 2021 and 2020 were $2,292,466 and $1,836,852, respectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and consolidated financial statements.

We extend credit to customers outside the U.S. which can be difficult to collect.

We extend credit to many of our customers including those outside of the U.S. It is often difficult to obtain adequate credit information on these customers. Further, our ability to collect receivables from these customers through the court systems in those countries can be more difficult than here in the U.S.  Our inability to collect on receivables from customers, in particular those outside of the U.S. could negatively impact the Company.

If we are not able to manage our growth strategy our operating results may be adversely affected.

Our business strategy contemplates further growth, which would likely result in expanding into larger facilities, expanding the scope of operating and financial systems and the geographical area of our operations, including further expansion outside the U.S., as new products and technologies are developed and commercialized or new geographical markets are entered. Because we have a small executive staff, acquisitions and other future growth may divert management’s attention from core aspects of our business, and place a strain on existing management and our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Any and all of these potential growth and expansion strategies and events could impose material risks and cause the Company to incur adverse operating and financial results.

Intellectual property risks and third-party claims of infringement, misappropriation of proprietary rights or other claims against us could adversely affect our ability to market our products, require us to redesign our products or attempt to seek licenses from third parties, result in significant costs, and materially adversely affect our operating results.

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

As a company focused on research and development of new products that do not yet generate revenues, we need to continue to raise funds through public or private debt or sale of equity to achieve our business strategy. When we raise funds or acquire other technologies or businesses through issuance of equity, this dilutes the interests of our stockholders. Moreover, the availability of additional capital, whether debt or equity from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and industry or market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources on favorable terms, if at all. We can give no assurance as to the terms or availability of additional capital.

Our inability to raise additional funds to finance our future capital or operating needs could force us to delay, reduce or eliminate our development programs or commercialization efforts.

Costs related to development projects and approvals are hard to estimate due to factors that are unknown to us at this time. These future costs could be much higher than anticipated and current operations are unlikely be able to cover these costs.

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

We believe our ability to introduce new products that gain acceptance among consumers, healthcare providers and physicians is an important part of our ability to grow our revenue in future periods. However, any new products we introduce may not gain market acceptance to the extent we anticipate or project. The acceptance in the medical community for any of our new products is unpredictable at this time. In addition, the Company will need to spend considerable funds in order to introduce new products into the marketplace. Sales, if any, of these products in the future are uncertain.  In addition, our competitors may offer different products and product formats at suggested prices that are lower than our products or whose products are more accurate than our products. We can provide no assurances that consumers and the medical community will purchase our products or that they will not prefer to purchase a competitive product.

The industry and market segments in which we operate are highly competitive, and intense competition with other providers of diagnostic products may reduce our sales and margins.

Our diagnostic tests compete with similar products made by our competitors. There are a large number of multinational and regional competitors making investments in competing technologies and products. We also face competition from our distributors as some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, larger, more established marketing, sales, distribution and service organizations; more established relationships with healthcare professionals; and greater experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval for products. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours or take market share from our products through more effective marketing or competitive pricing, our operating results could be materially and adversely affected.

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

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include tariffs, embargos, trade wars or modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Affordable Healthcare Act  in the U.S. We cannot predict the many ways that healthcare reform in the U.S. and internationally, and changing trade legislation and policies could adversely affect our business. It is unclear whether and to what extent, if at all, other anticipated developments, including changes due to new presidential administration priorities, or changes resulting from healthcare reform, such as a change in the number of people with health insurance, may impact us.

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

Our inability to meet customer demand for our products, whether as a result of manufacturing problems or supply shortfalls, could harm our customer relationships and impair our reputation within the industry. In addition, our product manufacturing of certain product lines is concentrated in our two manufacturing sites. Weather, natural disasters (including pandemics), fires, terrorism, political change, governmental restrictions or stay-at-home orders in response to natural disasters (including pandemics), failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. This, in turn, could have a material adverse effect on our business.

If we experience unexpected increases in the demand for our products, we may be required to expend additional capital resources or engage third-party manufacturers to meet these demands. These capital resources could involve the cost of new machinery or even the cost of new manufacturing facilities. In addition, engaging third-party manufacturers would increase manufacturing costs and reduce margins. This would increase our capital costs or third-party expenses, which could adversely affect our earnings and cash resources. If we are unable to develop or obtain necessary manufacturing capabilities in a timely manner or to engage third-party manufacturers to meet demand, our total revenue could be adversely affected. Failure to cost-effectively increase production volumes, if required, or lower than anticipated yields or production problems, including those encountered as a result of changes that we may make in our manufacturing processes to meet increased demand or changes in applicable laws and regulations, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our business, operating results and financial condition.

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

If one or more of our products is claimed to be defective, or does not meet the performance criteria we claim in our marketing materials we could be subject to product recalls, claims of liability and harm to our reputation that could adversely affect our business.

A claim of a defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Further, a claim that one of our products is defective or does not actually meet the performance criteria we claim in our marketing materials, could require a product recall or otherwise have a substantial impact on our revenues and financial performance. Any substantial underinsured loss resulting from such a claim or defect would have a material adverse effect on our operating results and financial conditions and the damage to our reputation or product lines in the industry could have a material adverse effect on our business.

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

We rely on third-party contract research organizations (“CROs”), universities or/clinical sites (“Vendors”), to coordinate, monitor and conduct of our clinical trials and to manage data for our clinical programs. We, our Vendors, and our clinical sites are required to comply with current Good Clinical Practices (“GCPs”), regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our Vendors and at our clinical sites to confirm compliance with these requirements. In the future, if we, our Vendors or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. If our Vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

Failures in our information technology and storage systems could significantly disrupt our business or force us to expend excessive costs.

We utilize complex information technology systems to support our business and store information. We cannot be sure that our systems will meet our future business needs or that necessary upgrades will operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays or deficiencies caused by our enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, despite the implementation of security measures, information technology systems are vulnerable to damage from a variety of sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Cyber security is a great and growing risk to operating companies. Cyber-attacks may result in loss of vital Company documentation and data, or confidential third-party documents held by the Company, that are necessary for the Company to operate. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations and material adverse financial costs to the Company. Furthermore, to the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face a variety of negative consequences, including regulatory actions or litigation, fines or penalties, adverse publicity, increased cybersecurity protection costs, and lost revenue.

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

The Company’s lease obligations and growth expectations could create financial and operating risks.

Given the recent growth in the Company’s operations, it is uncertain the current leased facilities will be able to accommodate the Company’s operations in the future. As such, the Company may need to move to new facilities that would require the Company to seek to sublease its current facilities for the remainder of the lease(s) at a potential discount to the existing monthly lease obligation cost. Alternatively, the Company could be required to move a portion of its operations to a new facility which could be disruptive both short term and long term to the Company’s operations and create additional fixed costs.

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

Future sales by the Company of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

On July 21, 2020, we filed with the SEC a “shelf” registration statement on Form S-3. The registration statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000.  Shares of our common stock may be sold from time to time under this registration statement for up to three years from the filing date. On January 22, 2021, we filed a prospectus supplement for the sale of up to $15,000,000 of shares of our common stock in an at-the-market offering under the shelf registration statement, of which $12,984,273, remains available for sale under the prospectus supplement.

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

•      introductions of new products;

•      FDA, SEC, Financial Industry Regulation Authority and foreign regulatory actions against the Company;

•      developments or disputes relating to patents or proprietary rights;

•      failure to meet the expectations of stock market analysts and investors;

•      changes in stock market analyst recommendations regarding our common stock;

•      changes in healthcare policy in the U.S. or other countries;

•          lawsuits or liability claims from shareholders or other parties;

•          legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, and the results of any proceedings or lawsuits, including patent or shareholder litigation;

•          sales of our common stock or other securities by us or our stockholders in the future;

•          trading volume of our common stock

•          actual or anticipated variations in quarterly operating results;

•          publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•          effects of natural or man-made catastrophic events, including widespread public health epidemics like the pandemic related to COVID-19; and

•          general stock market conditions and other factors unrelated to our operating performance.

Trading of our common stock is not significant, therefore sales of a larger volume of the stock could adversely affect the stock price. As of August 26, 2016, our Company's stock has been traded on the Nasdaq Capital Market.  Trading of our stock is limited and liquidation of the Company’s stock may be difficult as there is a limited market for our stock.

Our ability to use our net operating loss carry forwards in the future may be subject to limitation.

Although  we have Federal income tax net operating loss carryforwards of approximately $12,957,000 and California state income tax net operating loss carryforwards of approximately $6,768,000, use of these loss carryforwards will depend on future income in relationship to expirations dates of these carryforwards.

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

We face risks related to our intellectual property including our patents (IP).

We rely on IP for the current products we sell and for the new products in research, development and in clinical trials. While the Company tries to protect its IP with confidentiality agreements and internal policies, we still face risks that our IP will be stolen or otherwise misappropriated, by parties inside or outside of the U.S.  Further, we have filed over 100 patents around the world on much of the research and development done by the Company, and the proposed products to come from this research. The vast majority of these filed patents are still under review and have not yet been allowed or issued. We may not be able to attain patent claims that adequately protect the company from competitors developing similar products or copying our products.  Finally, there is a great number of issued patents owned by others that pertain to the product categories in which we operate. While we do not know of any patents with claims that we are violating by manufacturing or selling our current products, there is a risk that certain third party patents will emerge that prohibit us from selling our products or that require us to pay royalty payments. Such third party claims could have a material negative impact on the Company. Any of these IP related risks could cause material damage to future revenues and to the long term enterprise values of the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company leases its office facilities. At May 31, 2021, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016.  The Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021 the Company exercised its second option to extend its lease for an additional five years.  When the Company extended its lease in April 2021, it was also granted an additional five year lease extension option. The initial base rent for the lease extension was $21,000 per month, increasing to $23,637 through August 31, 2021. The rent is currently $23,637 per month and will increase on September 1, 2021 to $25,213 per month.  The security deposit of $22,080 remains the same.  In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space with initial base rent of $2,926 per month. The Company has one 10-year option to renew at the end of the initial lease period. The rent is currently $3,262 per month.  Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, its Germany subsidiary.

ITEM 3.      LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.  We are not currently a party to any legal proceedings, not covered by insurance, that individually or in the aggregate, are deemed to be material to our financial condition or results of operations (see Note 9 to the consolidated financial statements).

On July 2, 2020, the Company received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC. The subpoena requested information and documents related to events and circumstances leading up to the March 17, 2020 announcement that the Company had commenced shipping samples of the Company’s COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also requested information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. In addition, on December 15, 2020, the SEC sent a second subpoena related to this investigation to Zack Irani, the Company’s CEO, requesting documents held by Mr. Irani concerning his past purchases of Company stock, any past communications with certain persons and entities, and other personal and Company documents. The Company and Mr. Irani have cooperated fully with the SEC’s investigation and provided information as requested. At this time, the Company is unable to predict the duration, scope or outcome of these investigations. We can provide no assurances as to the outcome of the SEC investigation.

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

As of May 31, 2021, the number of holders of record of Biomerica's common stock was approximately 800, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock as most of the Company’s common stock is held in street name at securities brokerage firms.

The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company's Board of Directors (“Board”) intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company's business.

We did not sell any unregistered equity securities during the year ended May 31, 2021.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2021.

The table below provides information relating to our equity compensation plans as of May 31 2021:

			Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in Second Column)
Securities Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options

Equity compensation Plans approved by Securities holders
	2,081,366	$3.59	419,301

ITEM 6.      SELECTED FINANCIAL DATA

Not required.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Report. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of this Report.

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH), is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians' offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine, nasal or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research and development of revolutionary, patented, diagnostic-guided therapy products to treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. If these DGT products prove effective in their clinical trials, and are ultimately cleared for sale by the U.S. Food and Drug Administration, we believe the revenues potential to the Company is significant.

The Company is currently finalizing an endpoint determination clinical trial on it’s InFoods® IBS product. This trial is and has been conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan and other institutions. We expect all patients to be either enrolled or completed by the end of our second fiscal quarter of 2022, with trial results reported shortly thereafter. During fiscal 2022, we also expect to be entertaining partnership/licensing discussions with pharmaceutical and technology companies that could help us commercialize the product, including obtaining FDA clearance.

Our medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine, or fecal specimens from patients in the diagnosis of various diseases and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began redirecting and focusing a majority of our resources to develop, test, validate, seek regulatory approval for, and sell diagnostic products that indicate if a person has been infected by COVID-19. During fiscal 2021, we sold 2 primary types of COVID-19 tests; 1) antibody diagnostic tests that use a patient’s blood sample to detect if the patient has certain antibodies to COVID-19 that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic, and 2) COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if a patient is currently infected with the virus.  During the year, the Company sold these products outside of the U.S. under a CE Mark (European Conformity). Because individual orders for these tests have been large in size, this has created volatility and material fluctuations in our monthly and quarterly revenues. Although sales in these products have slowed, the company continues to receive and fill orders for our COVID-19 test products.

Aside from the COVID-19 products we offer, the other products we sell are primarily focused on gastrointestinal diseases, food intolerances and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency.  In addition, some products are cleared for sale in the U.S. by the FDA.

While sales continue to occur in our COVID-19 products, by fiscal year end, the majority of our research and development efforts have returned to a focus on development and commercialization of non-COVID related products such as our H. Pylori product, and our InFoods® IBS product. As such, the Company expects to file for 510K clearance with the FDA for its H. Pylori laboratory diagnostic test during our second fiscal quarter of 2022. If approved by the FDA, we will commence sales of this product in the U.S. We also intend to sell this product internationally including in the European Union (“EU”) under a CE Mark. International sales could commence earlier than U.S. sales.

The Company has also recently added several new employees in its sales and marketing department in order to increase sales of existing non-COVID products during fiscal 2022.  Through these efforts, our EZ Detect colon disease home screening test is seeing a significant increased interest from retailers and distributors.

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

Our consolidated net sales were $7,199,027 for fiscal 2021 compared to $6,692,711 for fiscal 2020. This represents an increase of $506,316, or 8%. This increase in annual sales is primarily attributable to sales of COVID-19 tests, which offset decreases in other product lines that were negatively impacted by the COVID-19 pandemic and related national and international mandates affecting consumers. Our consolidated net sales were $1,054,057 for the fiscal fourth quarter 2021, compared to $2,725,000 for fiscal fourth quarter of 2020. The lower sales in the fiscal fourth quarter 2021 were due to lower COVID-19 sales.

Consolidated cost of sales in fiscal 2021 as compared to fiscal 2020 increased from $4,910,935 to $6,702,046, or by $1,791,111. The percentage of cost of sales in 2020 was 73%. In 2021, this increased to 93%, due to various factors, primarily the establishment of an inventory reserve for slow moving COVID-19 antibody products. Our cost of goods sold for the fiscal fourth quarter 2021 were $1,062,943, or 101%, compared to $1,991,378, or 73%, for the fourth quarter of 2020.  In fourth quarter 2021, the higher COGS was due to an approximate $100,000 increase in COVID-19 reserves and slower production in our factory.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative costs increased in fiscal 2021 as compared to fiscal 2020 from $2,274,415 to $4,608,950, or by $2,334,535, or 103%. The increase was due to an approximate increase of $766,000 in allowance for doubtful accounts, $884,000 in personnel costs as the Company is expanding its team, $520,000 in legal fees related to the SEC investigation, and $145,000 in consulting fees. Our consolidated selling, general and administrative expenses were $911,146 for the fiscal fourth quarter 2021, compared to $559,872 for the fourth quarter of 2020. The fourth quarter increase was primarily due to an approximate increase of $200,000 in allowance for doubtful accounts, and $100,000 in additional personnel costs as the Company is expanding its team.

Research and Development

Consolidated research and development expense was $2,410,506 in fiscal 2021 as compared to $1,910,209 in fiscal 2020, an increase of $500,297, or 26%, primarily as a result of increases in costs related to the research, development and validation of COVID-19 tests, and increased costs related to our clinical trials and patents for our InFoods® IBS product.  See “Research and Development” for a more extensive description of the research being conducted. Our consolidated research and development expenses were $586,194 for the fourth quarter of 2021, compared to $661,610 for the fourth quarter of 2020.

Interest Expense

Interest expense increased in fiscal 2021 to $367 as compared to $9 in fiscal 2020. Interest and dividend income for those same years decreased to $66,862 from $71,193, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2021, the Company had cash and cash equivalents in the amount of $4,199,311 as compared to $8,641,027 of cash and cash equivalents as of May 31, 2020.  As of May 31, 2021 and 2020, the Company had working capital of $7,930,687 and $13,289,670, respectively. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings.

Operating Activities

During fiscal 2021, cash used in operating activities was $5,251,748 as compared to $4,297,498 in fiscal 2020. The primary factors that contributed to this were a loss of $6,469,036, an increase in accounts receivable of $455,614, and an increase in inventories of $1,906,013, and paydown of accounts payable and accrued expenses of $403,331.  These were primarily offset by a decrease in prepaid expenses of $1,138,793, which was a result of a refund of the prepayment from the prior year, a non-cash stock option expense of $377,391, an increase in inventory reserves of $1,550,594, and an increase in the allowance on accounts receivable of $766,434.  During fiscal 2020, the Company had a net loss of $2,339,054, an increase in accounts receivable of $309,090, an increase in inventories of $717,460, and an increase in prepaid expenses of $1,306,681.  These were offset by an increase in accrued compensation of $51,798, a non-cash stock option expense of $200,470 and depreciation and amortization of $129,172.

Investing Activities

During fiscal 2021, cash used in investing activities was $295,583 as compared to $118,927 in fiscal 2020. During fiscal 2021, the Company purchased $135,856 of property and equipment and had $159,727 in increased intangible assets related to patents. During fiscal 2020, the Company purchased $33,608 of property and equipment and $85,319 in increased intangible assets related to patents.

Financing Activities

Cash provided by financing activities in fiscal 2021 was $1,113,730 as compared to $12,373,977 in fiscal 2020.  In fiscal 2021 and 2020, the Company had proceeds from the exercise of stock options of $102,255 and $223,534, respectively. During fiscal 2021 and 2020, the Company received $1,011,475 and $10,232,857, respectively, in net proceeds from the sale of common stock through the two S-3 Registration Statements filed by the company, net of subscriptions receivable. In fiscal 2020, the Company also had proceeds from the sale of convertible preferred stock, net, in the amount of $1,917,586. The common stock sold and issued in fiscal 2020 was issued under the S-3 “shelf” Registration Statement base prospectus filed with the Securities and Exchange Commission on June 30, 2017 and declared effective by the SEC on July 20, 2017, and under the prospectus supplement and At Market Issuance Sales Agreement, filed with the SEC on December 4, 2017, and the prospectus supplement filed with the SEC on March 20, 2020. The common stock sold and issued in fiscal 2021 was issued under the S-3 “shelf” Registration Statement base prospectus filed with the SEC on July 21, 2020 (the “2020 Shelf Registration Statement”) and declared effective by the SEC on September 30, 2020, and under the prospectus supplement and At Market Issuance Sales Agreement, filed with the SEC on January 22, 2021. (See Shareholders’ Equity and Subsequent Events in the notes to the consolidated financial statements for further details about SEC registrations).

The 2020 Shelf Registration Statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000.  On January 22, 2021, we filed a prospectus supplement (“2021 Prospectus Supplement”) for the sale of up to $15,000,000 of shares of our common stock in an at-the-market offering under the 2020 Shelf Registration Statement, of which $12,984,273 remains available for sale under the 2021 Prospectus Supplement.  On August 27, 2021, the date on which this Annual Report on Form 10-K for the fiscal year ended May 31, 2021 is filed with the SEC, our 2020 Registration Statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 because our public float is less than $75 million.  For so long as the Company's public float is less than $75 million, the aggregate market value of securities sold by the Company under the 2020 Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float.  We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of filing this Annual Report on Form 10-K.  For purposes of this limitation, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $47,283,738, based on 11,151,825 shares of our outstanding common stock held by non-affiliates and a price of $4.24 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on August 23, 2021 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. After giving effect to the $15,761,246 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell from time to time up to the full amount of the $12,984,273 remaining under the 2021 Prospectus Supplement.

On February 24, 2020, Biomerica, Inc. entered into and closed on a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Palm Global Small Cap Master Fund LP (“Palm”) pursuant to which the Company agreed to sell and issue to Palm, and Palm agreed to purchase from the Company, 571,429 shares of the Company’s Series A 5% Convertible Preferred Stock, $0.08 par value per share for a purchase price of approximately $2,000,000, or $3.50 per Series A Preferred Share. Under the terms of the Stock Purchase Agreement, each share of issued Convertible Preferred Stock can be converted at any time by Palm into one share of the Company’s common stock. On March 24, 2020, Palm converted 250,000 shares of Convertible Preferred Stock into 250,000 shares of unregistered common stock. The Company received approximately $1,917,586 in net proceeds from this sale. On September 30, 2020, these 250,000 unregistered shares became fully registered shares.

In January 2021, Palm Global Small Cap Master Fund LP converted 321,429 preferred shares into 321,429 fully registered common shares. Following this conversion, Palm Global Small Cap Master Fund LP no longer owns any preferred stock, and Biomerica currently has no preferred shares outstanding.

The Company intends to use the net proceeds from these offerings for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

SUBSEQUENT EVENTS

Subsequent to May 31, 2021, options to purchase 1,500 shares of Biomerica common stock were exercised at the exercise price of $2.68 per share.  Proceeds to the Company were approximately $4,000.

Subsequent to May 31, 2021, the Company sold 201,553 shares of its common stock under its S-3 “shelf” Registration statement.  The average sale price was $4.16 per share. Net proceeds to the Company were approximately $824,000.

On June 21, 2021, the Company signed an exclusive distribution and marketing agreement in Canada for its Helicobacter Pylori (H. Pylori) test.

In June 2021, the Company received a patent in Japan (#6902526) for the System and Method for a Digital Health System Providing a Food Recommendation Based on Food Sensitivity Testing. This technology is designed to allow for easier implementation of the dietary restrictions that result from InFoods® diagnostic testing. This method describes using a smartphone or similar technology to identify prepared or packaged foods that contain restricted food ingredients, using barcodes or product labels.

In August 2021 the Company received a notice of allowance for a patent in Japan whose claims cover the use of the InFoods® technology to diagnose and treat depression, and covers the compositions, devices and methods of depression sensitivity testing.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2021.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income. We have determined that although we believe our net deferred tax assets of $5,590,000 will be utilized at a future date, based on our recent losses and plans to continue our research and development, we have established a valuation allowance of $5,590,000, which fully covers the asset.

Leases

During the year ended May 31, 2020, the Company adopted ASC 842, Leases. As a result, the existing deferred rent liability was netted against the Right-of-Use Asset which was capitalized at that time.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes. The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts as of May 31, 2021 and 2020 and does not believe that any additional discounts will be given through the end of the contract periods. Services for some contract work are invoiced and recognized for work that has been performed as the project progresses. The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors.  Physicians’ office products are sold to physicians and distributors, all of whom are categorized below according to the type of products sold to them. We also manufacture certain components on a contract basis for domestic and international manufacturers.

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

For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the CEO and CFO concluded that, as of May 31, 2021, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2021, the Company's internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

This information is incorporated by reference to the Company's proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2021.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company's proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2021.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other information regarding related transactions is incorporated by reference to the Company's proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2021.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the Company’s proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the Company’s fiscal year ended May 31, 2021.

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

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 2-83308).

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

10.2	2010 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 2, 2012).

10.3	2014 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2015).

10.4	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 10, 2018).

10.5	2020 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 21, 2021).

10.6	Form of Executive Stock Option Agreement (attached herein)

21.1	Listing of Subsidiaries (attached herein)

23.1	Consent of Independent Registered Public Accounting Firm (PKF San Diego, LLP).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Biomerica, Inc. and Subsidiaries Consolidated Financial Statements

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: August 27, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: August 27, 2021
Zackary S. Irani
Director, Chief Executive Officer

/s/ Steve Sloan	Date: August 27, 2021
Steve Sloan,
Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: August 27, 2021
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: August 27, 2021
Allen Barbieri
Director, Vice-Chairman

/s/ Jane Emerson, M.D., Ph.D.	Date: August 27, 2021
Jane Emerson, M.D., Ph.D
Director

/s/ Mark Sirgo, Pharm.D.	Date: August 27, 2021
Mark Sirgo, Pharm.D.

/s/ Catherine Coste, CPA	Date: August 27, 2021
Catherine Coste, CPA
Director

BIOMERICA, INC.  AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Biomerica, Inc. and Subsidiaries

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) as of May 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Inventory and Accounts Receivable Allowances

The Company recorded allowances for inventory and accounts receivable of approximately $1,600,000 and $840,000, respectively, as of May 31, 2021 primarily related to COVID-19 inventory items that have been slow moving and accounts receivable from foreign customers where collectability is questionable.  As described in Note 2, these allowances are adjusted based on management’s ongoing evaluations and assessments based on current conditions.

Auditing the Company’s estimates for inventory and accounts receivable allowances was challenging due to the assumptions made by management based on anticipated future results of customers and marketplace developments.

We obtained an understanding and evaluated the assumptions, criteria and process used by management to determine the allowances for inventory items and accounts receivable.

To test the valuation and accuracy of allowances for inventory and accounts receivable, our audit procedures included, among others, observation and testing of the cost and the valuation allowance for inventory items on hand, examining recent sales of items, testing of aging of accounts receivable balances, confirmation and testing of subsequent cash receipts on accounts receivable, and discussions with management.

/s/PKF San Diego, LLP

(formerly PKF, LLP)

We have served as the Company’s auditor since 2004.

San Diego, California

August 27, 2021

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	May 31, 2021	May 31, 2020

Assets

Current Assets:
Cash and cash equivalents	$4,199,311	$8,641,027
Accounts receivable, less allowance for doubtful accounts of $837,415 and $70,981 as of May 31, 2021 and 2020, respectively	1,455,051	1,765,871
Inventories, net	3,206,255	2,850,836
Prepaid expenses and other	370,290	1,509,083
Total current assets	9,230,907	14,766,817

Property and equipment, net of accumulated depreciation and amortization of $1,972,357 and $1,867,643 as of May 31, 2021 and 2020, respectively	310,520	279,379

Right of use assets, net of accumulated amortization of $469,077 and $231,489 as of May 31, 2021 and 2020, respectively	1,553,081	1,711,510

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $126,769 and $496,124 as of May 31, 2021 and 2020, respectively	294,830	168,655

Other assets	264,151	168,193
Total Assets	$11,818,813	$17,259,878

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$583,380	$986,711
Accrued compensation	388,896	278,627
Lease liability, current portion	327,944	211,809
Total current liabilities	1,300,220	1,477,147
Lease liability, net of current portion	1,291,570	1,569,678
Total Liabilities	2,591,790	3,046,825

Commitments and contingencies (Notes 1 and 9)

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding at May 31, 2021 and 321,429 issued and outstanding at May 31, 2020	-	25,714
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding at May 31, 2021 and 2020	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 12,307,157 and 11,740,089 issued and outstanding at May 31, 2021 and 2020, respectively	984,571	939,205
Additional paid-in-capital	36,685,176	35,213,707
Accumulated other comprehensive loss	(47,956)	(39,841)
Accumulated deficit	(28,394,768)	(21,925,732)
Total Shareholders' Equity	9,227,023	14,213,053
Total Liabilities and Shareholders' Equity	$11,818,813	$17,259,878

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended
	May 31, 2021	May 31, 2020

Net sales	$7,199,027	$6,692,711
Cost of sales	(6,702,046)	(4,910,935)
Gross Profit	496,981	1,781,776

Operating Expenses:
Selling, general and administrative	4,608,950	2,274,415
Research and development	2,410,506	1,910,209
Total operating expense	7,019,456	4,184,624

Loss from operations	(6,522,475)	(2,402,848)

Other Income:
Dividend and interest income	66,863	71,193
Interest expense	(367)	(9)
Total other income	66,496	71,184

Loss before income taxes	(6,455,979)	(2,331,664)

Provision for income taxes	(13,057)	(7,390)

Net loss	$(6,469,036)	$(2,339,054)

Basic net loss per common share	$(0.54)	$(0.23)

Diluted net loss per common share	$(0.54)	$(0.23)

Weighted average number of common and common equivalent shares:
Basic	11,928,941	10,166,296

Diluted	11,928,941	10,166,296

Net loss	$(6,469,036)	$(2,339,054)

Other comprehensive loss, net of tax:
Foreign currency translation	(8,115)	(3,310)

Comprehensive loss	$(6,477,151)	$(2,342,364)

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED MAY 31, 2021 AND 2020

	Common Stock		Series A 5% Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, May 31, 2019	9,677,188	$774,173	-	$-	$22,830,006	$(36,531)	$(19,586,678)	$3,980,970
Exercise of stock options	137,958	11,037	-	-	212,497	-	-	223,534
Net proceeds from ATM	1,674,943	133,995	-	-	10,098,862	-	-	10,232,857
Issuance of preferred stock	-	-	571,429	45,714	1,871,872	-	-	1,917,586
Foreign currency translation	-	-	-	-	-	(3,310)	-	(3,310)
Conversion of preferred to common stock	250,000	20,000	(250,000)	(20,000)	-	-	-	-
Compensation expense in connection with options granted	-	-	-	-	200,470	-	-	200,470
Net loss	-	-	-	-	-	-	(2,339,054)	(2,339,054)
Balances, May 31, 2020	11,740,089	939,205	321,429	25,714	35,213,707	(39,841)	(21,925,732)	14,213,053
Exercise of stock options	86,750	6,940	-	-	95,315	-	-	102,255
Net proceeds from ATM	158,889	12,712	-	-	998,763	-	-	1,011,475
Foreign currency translation	-	-	-	-	-	(8,115)	-	(8,115)
Conversion of preferred to common stock	321,429	25,714	(321,429)	(25,714)	-	-	-	-
Compensation expense in connection with options granted	-	-	-	-	377,391	-	-	377,391
Net loss	-	-	-	-	-	-	(6,469,036)	(6,469,036)
Balances, May 31, 2021	12,307,157	$984,571	-	$-	$36,685,176	$(47,956)	$(28,394,768)	$9,227,023

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities:

Net loss	$(6,469,036)	$(2,339,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,267	129,172
Change in allowance on accounts receivable	766,434	(2,129)
Inventory reserve	1,550,594	17,714
Stock option expense	377,391	200,470
Reduction in deferred rent liability	-	(37,971)
Amortization of right-of-use asset	237,588	269,460
Changes in assets and liabilities:
Accounts receivable	(455,614)	(309,090)
Inventories	(1,906,013)	(717,460)
Prepaid expenses	1,138,793	(1,306,681)
Reduction in lease liability	(241,132)	(199,483)
Other assets	(95,958)	(41,361)
Accounts payable and accrued expenses	(403,331)	(12,883)
Accrued compensation	110,269	51,798
Net cash used in operating activities	(5,251,748)	(4,297,498)

Cash flows from investing activities:
Increase in intangibles	(159,727)	(85,319)
Purchases of property and equipment	(135,856)	(33,608)
Net cash used in investing activities	(295,583)	(118,927)

Cash flows from financing activities:
Proceeds from sale of common stock, net	1,011,475	10,232,857
Proceeds from sale of convertible preferred stock, net	-	1,917,586
Proceeds from exercise of stock options	102,255	223,534
Net cash provided by financing activities	1,113,730	12,373,977

Effect of exchange rate changes in cash	(8,115)	(3,310)
Net (decrease) increase in cash and cash equivalents	(4,441,716)	7,954,242

Cash and cash equivalents at beginning of year	8,641,027	686,785

Cash and cash equivalents at end of year	$4,199,311	$8,641,027

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the year for:
Interest	$367	$9
Income taxes	$27,171	$7,390

Non-cash investing and financing activities:
Increase in right of use asset due to lease extension or establishment	$79,159	$1,942,999
Increase in lease liability due to lease extension or establishment	$79,159	$1,980,970

The accompanying notes are an integral part of these statements

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2021 AND 2020

NOTE 1:    ORGANIZATION

Biomerica Inc. and Subsidiaries (collectively the “Company”, “Biomerica”, “we”, “us”, or “our”) develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians' offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

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

Our primary focus is the research and development of revolutionary, patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets.

Our medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and over-the-counter drugstores). The diagnostic test kits are used to analyze blood, urine, or fecal specimens from patients in the diagnosis of various diseases and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began redirecting and focusing a majority of our resources to develop, test, validate, seek regulatory approval for, and sell diagnostic products that indicate if a person has been infected by COVID-19. During fiscal 2021, we sold 2 primary types of Covid 19 tests; 1) antibody diagnostic tests that use a patient’s blood sample to detect if the patient has certain antibodies to COVID-19 that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic, and 2) antigen tests that use a patient’s nasal fluid sample to detect if a patient is currently infected with the virus.

Aside from the COVID-19 products we offer, the other products we sell are primarily focused on gastrointestinal diseases, food intolerances, diabetes and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency.  In addition, some products are cleared for sale in the U.S. by the FDA.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The enclosed consolidated financial statements for the years ended May 31, 2021 and 2020 include the accounts of Biomerica, Inc. ("Biomerica") as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MARKETS AND METHODS OF DISTRIBUTION

Due to the Coronavirus global pandemic, the Company’s operations have been negatively impacted. The Company has faced disruptions in certain of the following areas, and may face further challenges from supply chain disruptions, loss of contracts and/or customers, closure of the Company’s manufacturing or distribution facilities or of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. These ongoing pandemic related disruptions can materially negatively impact the Company’s operations and financial performance and may continue to have significant material negative impacts on the Company.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $28.4 million as of May 31, 2021.  Management expects to continue to incur significant costs as it advances its trials and development activities.

On January 22, 2021, the Company filed a Prospectus Supplement for purposes of raising up to $15,000,000 to the base prospectus filed with the SEC on July 21, 2020 and declared effective by the SEC on September 30, 2020 and an ATM Agreement.

The Company intends to use the net proceeds from such offering for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

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

During the year ended May 31, 2021, the Company sold 158,889 shares of its common stock at prices ranging from $7.06 to $7.79 under its Form S-3 Registration Statement (File No. 333-239980) and ATM Agreement which resulted in gross proceeds of $1,177,394 and net proceeds to the Company of $1,011,475 after deducting commissions for each sale and legal, accounting and other fees related to the filing of the Form S-3.

As a result of cash and cash equivalents on hand at May 31, 2021, management believes the Company has sufficient funds to operate through August 2022 and the ability to raise additional funds through the ATM noted above.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.  As of May 31, 2021, the Company had approximately $3,767,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

The Company provides credit in the normal course of business to customers throughout the United States and in foreign markets.  The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances.

For the years ended May 31, 2021 and 2020, the Company had two distributors and three distributors which accounted for a total of 60% and 57% of our net consolidated sales, respectively. Of this, for the years ended May 31, 2021 and 2020 one of the distributors mentioned above accounted for 33% and 26%, respectively, of net consolidated sales.  At May 31, 2021 and 2020, the Company had two distributors and three distributors which accounted for a total of 73% and 80%, respectively, of gross accounts receivable. Of the 73% as of May 31, 2021, 41% was owed by a distributor in China. Total gross receivables at May 31, 2021 and 2020 were $2,292,466 and $1,836,852, respectively.

For the year ended May 31, 2021, one vendor accounted for 58% of the purchases of raw materials. For the year ended May 31, 2020, one vendor accounted for a total of 59% of the purchases of raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2021 and 2020, approximately $803,000 and $613,000 of Biomerica's gross inventory and approximately $25,000 and $31,000, of Biomerica's property and equipment, net of accumulated depreciation, was located in Mexicali, Mexico, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers on a regular basis.  International accounts are usually required to prepay until they establish a history with the Company and at that time, they are extended credit at levels based on a number of criteria.  Based on various criteria, initial credit levels for individual distributors are approved by designated officers and managers of the Company. All increases in credit limits are also approved by designated upper-level management.  Management evaluates receivables on a quarterly basis and adjusts the allowance for doubtful accounts accordingly.  Balances over ninety days old are usually reserved for unless collection is reasonably assured.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables.   Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

The Company has established a reserve of $837,415 for doubtful accounts as of May 31, 2021. The majority of this reserve has been established to cover 100% of outstanding accounts receivable from an international distributor.

PREPAIDS

The Company occasionally prepays for items such as inventory, insurance and other items.  These items are reported as prepaids, until either the inventory is physically received or the insurance and other items are utilized.

As of May 31, 2021, the prepaids were approximately $370,000, composed of prepayments to insurance and various other suppliers. As of May 31, 2020, approximately $1 million of the prepaids was an advance payment to one of our suppliers, which was subsequently refunded by the supplier when the Company determined it no longer needed the materials that had been ordered.

INVENTORIES, NET

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

Inventories approximate the following at May 31:

	May 31, 2021	May 31, 2020
Raw materials	$1,583,000	$1,635,000
Work in progress	1,006,000	988,000
Finished products	617,000	228,000
Total	$3,206,000	$2,851,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of May 31, 2021 and 2020, inventory reserves were approximately $1,617,000 and $67,000, respectively. Of the inventory reserve, $1,502,675 was related to a market downturn in our COVID-19 antibody test and materials, as the market shifted to  COVID-19 PCR viral tests and antigen tests.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $104,715 and $105,299 for the years ended May 31, 2021 and 2020, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization amounted to $33,552 and $23,873 for the years ended May 31, 2021 and 2020, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of May 31, 2021 or 2020.

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

The Company has not paid dividends historically and does not expect to pay them in the foreseeable future.

In applying the Black-Scholes options-pricing model, assumptions used were as follows:

	2021	2020
Dividend yield	0%	0%
Expected volatility	71.19-107.53%	55.52-72.62%
Risk free interest rate	0.34-1.18%	0.43-1.80%
Expected Term	5.50-6.25 Years	3.75-6.25 Years

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes. The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts as of May 31, 2021 and 2020 and does not believe that any additional discounts will be given through the end of the contract periods. Services for some contract work are invoiced and recognized for work that has been performed as the project progresses. The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors.  Physicians’ office products are sold to physicians and distributors, all of whom are categorized below according to the type of products sold to them. We also manufacture certain components on a contract basis for domestic and international manufacturers.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Year Ended
	May 31, 2021	May 31, 2020
Clinical lab	$3,077,000	$2,922,000
Physician's office	2,801,000	2,195,000
Over-the-counter	766,000	1,270,000
Contract manufacturing	552,000	306,000
Lab supplies	3,000	-
Total	$7,199,000	$6,693,000

See Note 8 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $2,410,506 and $1,910,209 of research and development costs during the years ended May 31, 2021 and 2020, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years and the benefits of net operating loss and tax credit carryforwards. These temporary differences and the benefits of net operating loss and tax credit carryforwards are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. At May 31, 2021 and 2020, in accordance with ASC 740, the Company has a valuation allowance for substantially all of its deferred tax assets.   During the fiscal year ended May 31, 2021, this valuation allowance was increased to $5,590,000, which fully covers the tax asset of $5,590,000.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $10,070 and $174 for the years ended May 31, 2021 and 2020, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the year, and revenues and costs are translated using average exchange rates for the year. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the years ended May 31, 2021 and 2020.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-Use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term.  Leases are classified as financing or operating which will drive the expense recognition pattern.  The Company has elected to exclude short-term leases.  The Company adopted this guidance as of June 1, 2019, the required effective date, using the effective date transition method.  An adjustment to opening accumulated deficit was not required in conjunction with adoption. The adoption of this statement resulted in a right-of-use asset being recorded in the amount of $1,942,999 and a lease liability being recorded in the amount of $1,980,970. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years.  As part of that lease extension agreement, the Company was granted an additional right to extend its lease for five years, up through August 2031. However, given the recent growth in the Company’s operations, and the expectation that operations will continue to grow in the near future, the Company believes that it will be necessary to relocate into larger facilities by the end of the current lease term. Therefore, the Company has elected to not book the additional five-year extension option, from August 2026 to August 2031, into its right-of-use asset or its lease liability accounts. For additional information, see Note 9-Commitments and Contingencies. The Company has elected not to reassess whether expired or existing contracts contain leases, or reassess the classification of existing leases as of the adoption date. The Company leases office space and copy machines, all of which are operating leases.  Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise.  The leases do not include the options to purchase the leased property.  The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amounts of anti-dilutive stock options not included in the loss per share calculation for the years ended May 31, 2021 and 2020 were 2,081,366 and 1,789,251, respectively.

The Company also had 0 and 321,429 of Series A 5% Convertible Preferred Stock outstanding for the years ended May 31, 2021 and 2020, respectively.  The 321,429 shares outstanding at May 31, 2020 were converted to common stock during the year ended May 31, 2021.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU's issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:    PROPERTY AND EQUIPMENT, NET

Property and equipment, net of accumulated depreciation, consist of the following at May 31:

	2021	2020
Equipment	$1,849,888	$1,921,833
Furniture, fixtures and leasehold improvements	432,989	225,189
Less accumulated depreciation	(1,972,357)	(1,867,643)
Net property and equipment	$310,520	$279,379

NOTE 4:    INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following at May 31:

	2021	2020
Licenses	$182,176	$551,397
Patents	239,423	113,382
Less accumulated amortization-licenses	(107,194)	(487,989)
Less accumulated amortization-patents	(19,575)	(8,135)
Intangible asssets, net	$294,830	$168,655

Expected amortization of intangible assets for the years ending May 31:

2022	$21,846
2023	20,058
2024	20,058
2025	19,071
2026	18,975
Thereafter	194,822
Total	$294,830

NOTE 5:    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expense balances consist of the following at May 31:

	2021	2020
Accounts payable	$431,621	$833,412
Accrued expense	151,759	153,299
Total	$583,380	$986,711

As of May 31, 2021 and 2020 the Company had one vendor and two vendors which accounted for 17% and 27%, respectively, of accounts payable.

NOTE 6:    SHAREHOLDERS' EQUITY

On February 24, 2020, the Company filed with the Secretary of State of Delaware a certificate of designation to authorize for issuance 571,429 shares of Series A 5% Convertible Preferred Stock.  On February 26, 2020, the Company filed with the Secretary of State of Delaware a certificate of correction, correcting certain language defects in the previously filed certificate of designation.  Please see below a description of the Series A 5% Convertible Preferred Stock shares that were issued in February 2020, and subsequently converted into registered common shares.

STOCK OPTION AND RESTRICTED STOCK PLANS

In August 2010, the Company adopted a stock option and restricted stock plan (the "2010 Plan") which provided that non-qualified options and incentive stock options and restricted stock covering an aggregate of 850,000 shares of the Company's unissued common stock could be granted to affiliates, employees or consultants of the Company. This plan was approved by shareholders in December 2010.  The 2010 Plan expired in December 2020. Options granted under the 2010 Plan were granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant.

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

In February 2020, the Board approved the 2020 Stock Incentive Plan (the “2020 Plan”) and on December 11, 2020 the shareholders of the Company approved The Plan. The 2020 Plan authorizes the issuance of an aggregate number of common stock options and/or restricted common shares to be issued in an amount not to exceed 900,000.  The 2020 Plan authorizes the issuance of common stock options and restricted common shares to employees, directors and consultants of the Company. During fiscal 2020, certain common stock options were granted under this plan.

Stock option expense during fiscal 2021 was $377,391.  This included, by department, $64,491 for research and development, $221,052 for administrative, $18,035 for sales and marketing and $73,813 for production.

Stock option expense during fiscal 2020 was $200,470. This included, by department, $17,892 for research and development, $156,750 in administrative, $2,933 in sales and marketing and $22,895 for production.

Activity as to aggregate stock options outstanding is as follows:

	NUMBER OF STOCK OPTIONS	EXCERCISE PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at May 31, 2019	1,476,209	$0.82-$3.90	$2.07
Options granted	517,500	$2.68-$8.18	$4.47
Options excercised	(137,958)	$0.82-$3.90	$1.64
Options canceled or expired	(66,500)	$0.85-$8.18	$3.43
Options outstanding at May 31, 2020	1,789,251	$0.82-$8.18	$2.75
Options granted	430,616	$5.14-$8.70	$6.73
Options excercised	(86,750)	$0.82-$3.62	$1.20
Options canceled or expired	(51,751)	$2.35-$8.18	$4.77
Options outstanding at May 31, 2021	2,081,366	$0.82-$8.70	$1.20 - $6.73

The weighted average fair value of options granted during 2021 and 2020 was $6.73 and $4.47, respectively. The aggregate intrinsic value of options exercised during 2021 and 2020 was approximately $501,000 and $589,000, respectively. The aggregate intrinsic value of options outstanding at May 31, 2021 and 2020 was approximately $2,132,000 and $6,923,000, respectively. The aggregate intrinsic value of options vested and exercisable at May 31, 2021 and 2020 was approximately $1,872,000 and $4,442,000, respectively.

The number of non-vested stock options included in the table above is as follows:

	Number of shares	Stock options weighted average grant date fair value
Non-vested shares at May 31, 2020	822,584	$3.78
Granted	430,616	6.73
Vested	(409,459)	3.36
Forfeited	(50,500)	4.80
Non-vested shares at May 31, 2021	793,241	$5.54

At May 31, 2021, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $1,208,000. The weighted-average period over which this amount is expected to be recognized is 2.59 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2021 was 6.07 years.

The following summarizes information about all of the Company's stock options outstanding at May 31, 2021. These options are comprised of those granted under the 2010, 2014, 2017 and 2020 plans.

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING MAY 31, 2021	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXCERCISABLE AT MAY 31, 2021	WEIGHTED AVERAGE EXERCISE PRICE
$0.82-$1.04	216,000	3.75	$0.82	216,000	$0.82
$1.20-$2.81	1,024,500	6.45	$2.17	795,250	$2.02
$3.62-$8.70	840,866	8.00	$6.03	276,875	$4.54

COMMON STOCK ACTIVITY

During the year ended May 31, 2020, options to purchase 137,958 shares of common stock were exercised at prices ranging from $0.82 to $3.90.  Total net proceeds to the Company were $223,534.

On December 1, 2017, the Company entered into an At Market Issuance Sales Agreement (or “ATM Agreement”) with an agent, and filed a prospectus supplement with the SEC pursuant under which the Company could offer and sell from time to time up to an aggregate of $7,000,000 of shares of the Company’s common stock, par value $0.08 per share (the “Placement Shares”), through the agent. From December 1, 2017 to March 19, 2020, the Company sold common stock resulting in $6,997,935 of gross proceeds under this ATM Agreement, of which $3,771,048 were sold during the year ended May 31, 2020. This At Market Issuance Agreement expired on July 20, 2020 upon the expiration of the Company’s Form S-3 registration statement base prospectus dated July 20, 2017.

The Placement Shares sold and issued under this ATM Agreement have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-3 (File No. 333-219130) (the “Registration Statement”), which was originally filed with the SEC on June 30, 2017 and declared effective by the SEC on July 20, 2017, the base prospectus contained within the Registration Statement, and the prospectus supplement related to the sale of shares under the ATM Agreement was filed with the SEC on December 1, 2017.

On March 20, 2020, the Company filed a new prospectus supplement to the S-3 registration statement base prospectus dated July 20, 2017 for purposes of raising up to $12,500,000 from time to time pursuant to the terms of the ATM Agreement. This ATM Agreement expired on July 20, 2020 upon the expiration of the Company’s Form S-3 registration statement base prospectus dated July 20, 2017. Gross proceeds for the year ended May 31, 2020 were $6,817,330. There were no proceeds for the year ended May 31, 2021, for this July 20, 2017 Form S-3 registration statement.

Combined Placement Shares sold under the ATM Agreements during the year ended May 31, 2020 under the two prospectus supplements dated December 1, 2017 and March 20, 2020 totaled 1,674,943 shares. Total net proceeds from the sale of Placement Shares under the two prospectus supplements during the year ended May 31, 2020 were $10,232,857 after deducting commissions for each sale and legal, accounting, and other fees related to the filing of the Form S-3.  These shares were sold at prices ranging from $2.33 to $9.08 per share.

On September 11, 2020, the Company filed a Pre-Effective Amendment No. 1 to the Form S-3 to register 571,429 shares of Biomerica common stock in connection with the Stock Purchase Agreement dated February 21, 2020, wherein the Company entered into a registration rights agreement with the selling stockholder, pursuant to which we agreed to file a registration statement registering the resale of the shares of our common stock issuable upon conversion of our Series A Preferred Stock issued to the selling stockholder under the Stock Purchase Agreement.

On September 30, 2020, the Company received a Notice of Effectiveness from the Securities and Exchange Commission for the Form S-3 “shelf” Registration Statement filed on July 21, 2020 and amended on September 11, 2020.

During the year ended May 31, 2020, 250,000 shares of common stock were converted from Preferred Stock as described below in “Preferred Stock Activity”.

During the year ended May 31, 2021, options to purchase 86,750 shares of common stock were exercised at prices ranging from $0.82 to $3.62.  Total net proceeds to the Company were $102,255.

On January 22, 2021, the Company filed a Prospectus Supplement for purposes of raising up to $15,000,000 to the base prospectus filed with the SEC on July 21, 2020 and declared effective by the SEC on September 30, and an ATM Agreement.

On May 21, 2021, in conjunction with the Company’s 2020 Stock Incentive Plan, that was approved by shareholders at the Company’s annual meeting in December 2020, the Company filed an S-8 Registration Statement to register up to 900,000 shares of the Company’s common stock that could be issued under this Plan.

Under an ATM Agreements, sales of the Placement Shares are deemed to be “at the market offering” as defined in Rule 415 promulgated under the Securities Act.  The agent acts as sales agent under the ATM and uses commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold from time to time by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the agent and the Company. The Company has no obligation to sell any of the Placement Shares under the ATM Agreement, and may at any time suspend offers under, or terminate the ATM Agreement.

During the year ended May 31, 2021, 321,429 shares of common stock were converted from Preferred Stock as described below in “Preferred Stock Activity”.

During the year ended May 31, 2021, the Company sold 158,889 shares of its common stock at prices ranging from $7.06 to $7.79 under its Form S-3 Registration Statement (File No. 333-239980) and ATM Agreement which resulted in gross proceeds of $1,177,394 and net proceeds to the Company of $1,011,475 after deducting commissions for each sale and legal, accounting and other fees related to the filing of the Form S-3.

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

The Series A 5% Convertible Preferred Stock accrued annual preferred dividends at a rate of $0.175 per Series A 5% Convertible Preferred Share. However, accruing dividends were payable only when, as, and if declared by the Board and the Company had no obligation to pay such accruing dividends.

On March 24, 2020, Palm converted 250,000 shares of Convertible Preferred Stock into 250,000 shares of unregistered common stock. On July 21, 2020, the Company filed with the SEC a registration statement on Form S-3, that among other things, registered 571,429 common shares issued, or to be issued, to Palm upon conversion of the Convertible Preferred Stock into common shares. On September 30, 2020, the Company received a Notice of Effectiveness from the Securities and Exchange Commission for registration of these shares.  On January 21, 2021 Palm Converted their remaining 321,429 Convertible Preferred Shares into registered common shares. At May 30, 2021, the Company had no shares of Preferred Stock outstanding. Under the terms of the Preferred Stock Purchase Agreement, none of the cumulative Dividends were paid to Palm during the period they owned the Preferred Stock. Once converted to common shares, Palm lost all rights to receive any past cumulative dividends.

NOTE 7:    INCOME TAXES

Provision for income taxes for the years ended May 31 consists of the following:

Years ended May 31,	2021	2020
Current:
U.S. Federal	$-	$-
Foreign Taxes Subsidiaries	(12,257)	(6,590)
State and local	(800)	(800)
Total current	(13,057)	(7,390)
Deferred:
U.S. Federal	-	-
State and local	-	-
Total deferred	-	-
Income tax expense	$(13,057)	$(7,390)

Provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate applicable for each year (21% for 2021 and 2020) to pretax income as a result of the following:

Years ended May 31,	2021	2020
Computed "expected" tax benefit	$1,355,756	$489,651
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(2,102,000)	(1,029,000)
State income taxes, net of federal benefit	190,233	154,254
Research and development tax credits	456,388	49,770
Permanent tax differences and other	98,823	334,525
Foreign taxes of subsidiaries	(12,257)	(6,590)
Income tax expense	$(13,057)	$(7,390)

The tax effect of significant temporary differences is presented below:

As of May 31,	2021	2020
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$200,000	$17,000
Inventory valuation	387,000	16,000
Compensated absences	85,000	64,000
Net operating loss carryforwards	3,195,000	2,286,000
Tax credit carryforwards	1,055,000	599,000
Deferred rent expense/Capitalized leases	14,000	17,000
Stock Options	299,000	181,000
Losses of foreign subsidiaries & Other, net	370,000	303,000
Accumulated depreciation and amortization	(15,000)	5,000
Total deferred tax assets	5,590,000	3,488,000
Less valuation allowance	(5,590,000)	(3,488,000)
Net deferred tax asset	$-	$-

The Company has provided a valuation allowance of approximately $5,590,000 and $3,488,000 as of May 31, 2021 and 2020, respectively. The net change in the valuation allowance for the years ended May 31, 2021 and 2020 was an increase of $2,102,000 and $1,029,000, respectively.

The Company increased the deferred tax asset and the valuation allowance by $313,000 as of May 31, 2020 based on the outstanding stock options as of May 31, 2020. This change had no impact on the Company’s consolidated financial statements as our deferred tax asset is fully offset by our valuation allowance.

At May 31, 2021, the Company has Federal income tax net operating loss carryforwards of approximately $12,957,000.  At May 31, 2021, the Company has California state income tax net operating loss carryforwards of approximately $6,768,000. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2022 and 2037 for federal and state purposes, respectively.  Federal net operating losses beginning in 2018 have no expiration date.

At May 31, 2021, the Company has Federal research and development tax credit carryforward of approximately $715,000.  The Federal credits begin to expire in 2027.  The Company also had similar credit carryforwards for state purposes of $341,000 at May 31, 2021, which don’t expire.

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

For the year ended May 31, 2021, the Company did an analysis of its ASC 740 position and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2017.

NOTE 8:    GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Year Ended
	May 31, 2021		May 31, 2020
Revenues from sales to unaffiliated customers:
Europe	$4,301,000	60%	$2,434,000	36%
Asia	1,908,000	26%	1,867,000	28%
United States	548,000	8%	445,000	7%
South America	250,000	3%	1,615,000	24%
Middle East	192,000	3%	314,000	5%
Other	-	0%	18,000	0%
Total	$7,199,000	100%	$6,693,000	100%

NOTE 9:    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  On November 30, 2015, the Company entered into the First Amendment to Lease wherein it exercised its option to extend its lease until August 31, 2021. The initial base rent for the lease extension was $21,000 per month, increasing to $23,637 through August 31, 2021. On April 9, 2021 the Company exercised its second option to extend its lease for an additional five years through August 2026.  The Company was also granted an additional five years lease extension option through August 2031. The rent is currently $23,637 per month and will increase on September 1, 2021 to $25,970 per month and be increased 3% each year thereafter. The security deposit of $22,080 remains the same.

In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten-year lease for approximately 8,104 square feet at a monthly rent of $2,926. The Company has one 10-year option to renew at the end of the initial lease period. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index for All Urban Consumers. The monthly rate is currently $3,262.  Biomerica, Inc. is not a guarantor of such lease.  Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.

In addition, the Company leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, its Germany subsidiary.

Total gross rent expense in the U.S. for fiscal 2021 was $294,759 and 2020 was $300,267.  Rent expense for the Mexico facility for fiscal 2021 and 2020 was $25,351 and $43,481, respectively.

For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal options periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability.  Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense in the Consolidated Statements of Operations and Comprehensive Loss when they are incurred.

Supplemental cash flow information related to leases for the year ended May 31:

	2021	2020
Operating cash flows from operating leases	$320,606	$311,742
Right-of-use assets obtained in exchange for new operating lease liabilities	$79,159	$-
Weighted average remaining lease term (in years)	5.27	6.27
Weighted average discount rate	6.50%	6.50%

Future minimum lease payments under the operating lease as of May 31, 2021 are as follows:

2022	$337,630
2023	350,311
2024	360,769
2025	371,539
2026	382,631
Thereafter	103,927
Total undiscounted lease payments	1,906,807
Less imputed interest	287,293
Total operating lease liabilities	$1,619,514

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

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of May 31, 2021.

On July 2, 2020, we received a notice of investigation and subpoena to produce information and documents from the Division of Enforcement of the SEC. The subpoena requested information and documents related to events and circumstances leading up to our March 17, 2020 announcement that we had commenced shipping samples of our COVID-19 IgG/IgM Rapid Test to countries outside of the United States, and had initiated the application process with the United States Food and Drug Administration under the COVID-19 Emergency Use Authorization for approval to market and sell the test in the United States. The subpoena also requested information and documents about the identity of any persons who were aware of the substance of the March 17, 2020 announcement prior to that date. In addition, on December 15, 2020, the SEC sent a second subpoena related to this investigation to Zack Irani, the Company’s CEO, requesting documents held by Mr. Irani concerning his past purchases of Company stock, his past communications with certain persons and entities, and other personal and Company documents. The Company and Mr. Irani have cooperated fully with the SEC’s investigation and provided information as requested. At this time, the Company is unable to predict the duration, scope or outcome of these investigations.

CONTRACTS

Contracts and Licensing Agreements

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $11,000 and $15,000 is included in cost of sales for the agreement for each of the years ended May 31, 2021 and 2020, respectively. Sales of products manufactured under these agreements comprise approximately 1.5% and 1.8% of total sales for the years ended May 31, 2021 and 2020, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business.  The Company has other royalty agreements, however they are not considered material.

On May 25, 2016, the Company entered into an Exclusive Marketing License Agreement (“Telcon Agreement”) with Celtis Pharm Co., Ltd., who subsequently changed their name to Telcon Pharmaceutical Co., LTD (“Telcon”), a medical company in South Korea. The Telcon Agreement grants to Telcon an exclusive license to market and sell Biomerica’s new InFoods® IBS products (“IBS Products”) in South Korea. The term of the agreement is for a period of five years following Korean FDA clearance of the product and provides an additional two years for Telcon to attain such Korean FDA clearance. The sequential two-year and five-year terms do not begin until after Biomerica first receives final clearance for sale of the IBS Products in the United States from the FDA. Telcon, at its sole cost and expense, must use its commercially reasonable good faith efforts to obtain Korean FDA for the IBS Product to be sold in South Korea. The agreement may be cancelled if Biomerica has not obtained final USFDA clearance for sale of the IBS Products on or before December 31, 2019. Biomerica is also obligated to maintain a full quality assurance system for the IBS Products following the harmonized standards according to Annex IV of Directive 98/79/EC. We are working with Telcon management to extend the term of the Telcon Agreement.

The terms of the Telcon Agreement provide up to $1.25 million in exclusivity fees based on certain milestones including Biomerica’s starting clinical trials in the United States, receipt of U.S. FDA clearance and Telcon’s first sales of IBS Products in Korea. If Biomerica commences FDA Trials and Telcon pays the initial $250,000 milestone-based exclusivity fees, and the Agreement is subsequently terminated by either party for lack of performance, then Biomerica shall issue to Telcon 83,333 shares of Biomerica common stock in consideration for the $250,000 of paid exclusivity fee. No exclusivity fees have yet been paid.

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

On May 29, 2019, the Company entered into an exclusive distribution agreement which contained certain annual minimum sales requirements, with MaxHealth Medical International Limited (a Chinese company) for the distribution of the Company’s EZ Detect Product in China.  On March 15, 2021, the Company terminated this agreement due to MaxHealth’s failure to meet the minimum sales requirements.

On April 1, 2020, the Company entered into two separate non-exclusive license agreements (the “Mount Sinai License Agreements”) with the Mount Sinai Icahn School of Medicine in New York (“Mount Sinai”) to license technology from Mount Sinai that the Company intends to use to scale up and manufacture a laboratory version serological test for SARS-CoV-2 coronavirus.  This test uses the ELISA microplate format that can run on existing open system equipment found in most hospitals and clinical laboratories in the United States.  The non-exclusive Mount Sinai License Agreements provide for royalty payments to Mount Sinai based on a percentage of gross sales of commercial products manufactured and sold by Biomerica that incorporate the Mount Sinai technology licensed under the Mount Sinai License Agreement. On June 20, 2020, the Company filed for Emergency Use Authorization with the FDA based on this on this technology. The Company purchased materials in the amount of $5,100 during fiscal 2020 and subsequently to that another $2,850.  No royalty fees have been paid yet on these agreements.

On May 7, 2020, the Company entered into an exclusive license agreement (the “UC License Agreements”) with The Regents of the University of California (“UC”) to license all patent rights pertaining to certain licensed technology from UC. This technology is being developed at the University by one of the professors and his team utilizing CRISPR technology. This group is developing a viral detection test for SARS-CoV-2 coronavirus. If this technology development is successful, the Company will work with the University to transfer the technology to Biomerica where the CRISPR based product will need to be further developed, validated and cleared with regulatory agencies for commercial sale into the market.  The exclusive UC License Agreements provide for an initial and annual license fee, and a royalty payment on all commercial revenues, to the UC Regents. The UC License Agreement also includes certain investment requirements and milestones the Company will need to meet for the launch of a commercial product based on the licensed technology. The Company paid an initial license fee of $5,000 with the execution of the agreement. An additional $5,000 was paid in September 2020.  No royalties have been paid yet on this agreement. A license maintenance fee of $10,000 is due annually. This is creditable against earned royalties due each year in the amount of five percent on net sales of licensed products.

Clinical Trial Agreements

In September 2017, the Company signed a Clinical Samples Agreement with the University of Southern California for the purpose of providing clinical samples for use by the Company in conducting future clinical trials for one of the products which the Company is developing.  The initial budget was estimated to be $82,472. The work started in October 2017 with charges for work performed being invoiced and paid monthly.  This study ended in February 2020. The Company incurred $2,200 in fiscal 2020 and $12,567 in expenses previously invoiced for a total of $14,767. In addition, $17,064 in fees has been accrued for unbilled charges as of May 31, 2021.

In November 2017, the Company entered into a Clinical Trial Agreement with the University of Michigan to perform an InFoods® 24 Endpoint Determination Study.  The Company will be invoiced monthly for work performed the previous month. The maximum budget for the study is $181,015. The Company incurred $20,550 and $30,900 in expenses for this study during fiscal 2021 and 2020, respectively. This commitment is approximately 56% billed.  The Company has accrued $2,050 in charges as of May 31, 2021.

In January 2018, the Company entered into a Clinical Trial Agreement with Beth Israel Deaconess Medical Center for the purposes of conducting an Antibody Guided Restriction Trial Using Biomerica InFoods® 24G Test in patients with a previous diagnosis of Irritable Bowel Syndrome.  The study began in the first quarter of fiscal 2019. The Company was invoiced monthly for work performed the previous month.  The total cost of the study was initially estimated to be $142,000, however the study was expanded and total costs of the trial was approximately $305,000. The Company incurred $0 and $141,640 in expenses for this study during fiscal 2021 and 2020, respectively. This study was closed in February 2020 and no additional costs are expected.

On July 12, 2019, the Company entered into a Clinical Trial Agreement with a research management institution for the purpose of conducting a clinical trial of the Biomerica HP Stool Antigen test.  The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month.  The maximum budgeted costs were approximately $117,200.  During fiscal 2021 and 2020, $13,111 and $13,355 in charges were billed, respectively. This study is now closed so no further charges will be incurred.

On July 22, 2019, the Company entered into a Clinical Trial Agreement with a research institution, for the purpose of conducting a clinical trial of the Biomerica InFoods® product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be approximately $107,000.  The Company incurred $20,875 in charges during fiscal 2020. This commitment is approximately 31% billed. In addition, the Company was billed $12,675 in fiscal 2021 and accrued $19,600 in unbilled charges as of May 31, 2021.

On September 25, 2019, the Company entered into a Clinical Trial Agreement with a medical practice for the purpose of conducting a clinical trial of the Biomerica InFoods® product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be $136,000. During fiscal 2021 and 2020, the Company was invoiced $11,725 and $45,250 respectively in expenses. This commitment is approximately 42% billed. In addition, the Company accrued $5,975 in unbilled charges as of May 31, 2020. No charges were accrued at May 31, 2021.

On September 25, 2019, the Company entered into a Clinical Trial Agreement with a research institution for the purpose of conducting a clinical trial of the Biomerica H. pylori product.  The term of the agreement shall be until completion of the work outlined and the charges were invoiced monthly for work performed in the previous month.  The maximum budgeted costs will be approximately $57,800. The Company was invoiced $41,845 in charges during the year ended May 31, 2020. At May 31, 2020, the commitment was approximately 72% billed and the study was closed so no further charges will be incurred.

In December 2019, the Company entered into a Clinical Trial Agreement with Houston Methodist Research Institute for the purpose of conducting a clinical trial of the Biomerica InFoods® product.  The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month.  The maximum budgeted costs will be approximately $133,000. During the years ended May 31, 2021 and 2020, the Company was invoiced $0 and $4,000 in charges, respectively. This commitment is approximately 3% billed. The Company accrued $3,550 in charges at May 31, 2021.

On May 28, 2020, the Company entered into a Clinical Trial Agreement with the Mayo Clinic Arizona for the purpose of participating in the ongoing end point clinical trial of the Biomerica InFoods® product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be $135,515.  At May 31, 2021 and 2020, $0 and $17,390 had been invoiced to the Company. The Company has accrued $3,750 in expenses as of May 31, 2021. This commitment is approximately 13% billed.

On May 28, 2020, the Company entered into a Clinical Trial Agreement with the Mayo Clinic Jacksonville for the purpose of participating in the ongoing end point clinical trial of the Biomerica InFoods® product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be $135,515. The Company has not received any billings as of May 31, 2020, however accrued $17,390 in charges as of that date. The Company received $22,827 in billings in fiscal 2021 and did not accrue any charges as of May 31, 2021. As of May 31, 2021, approximately 17% of the commitment had been invoiced.

On June 25, 2020, the Company entered into a Clinical Trial Agreement with the University of Texas Health Science Center for the purpose of conducting a clinical trial of the Biomerica InFoods® product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be $139,850. As of May 31, 2021, $4,850 had been billed and $3,750 in accruals remained. As of May 31, 2021, approximately 4% of the commitment had been invoiced.

The addition of both Mayo Clinic sites and other major medical centers were brought into the InFoods® IBS clinicals studies in order to accelerate patient enrollment.

NOTE 10:    SUBSEQUENT EVENTS

Subsequent to May 31, 2021, options to purchase 1,500 shares of Biomerica common stock were exercised at the exercise price of $2.68 per share.  Proceeds to the Company were approximately $4,000.

Subsequent to May 31, 2021, the Company sold 201,553 shares of its common stock under its Form S-3 “shelf” Registration statement. The average sale price was $4.16 per share. Net proceeds to the Company were approximately $824,000.

On June 21, 2021, the Company signed an exclusive distribution and marketing agreement in Canada for its Helicobacter Pylori (H. Pylori) test.

In June 2021, the Company received a patent in Japan (#6902526) for the System and Method for a Digital Health System Providing a Food Recommendation Based on Food Sensitivity Testing. This technology is designed to allow for easier implementation of the dietary restrictions that result from InFoods® diagnostic testing. This method describes using a smartphone or similar technology to identify prepared or packaged foods that contain restricted food ingredients, using barcodes or product labels.

In August 2021, the Company received a notice of allowance for a patent in Japan whose claims cover the use of the InFoods® technology to diagnose and treat depression, and covers the compositions, devices and methods of depression sensitivity testing.