Form 10-K/A
period 2021-05-31
BIOMERICA INC
filed 2021-10-14
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 9,631,507 shares held by non-affiliates and the closing price of $6.95 per share for Common Stock as of November 30, 2020): $66,938,974.

The outstanding number of shares of common stock, par value $0.08, as of August 27, 2021 was 12,510,210.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on December 9, 2021 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for historical financial information contained herein, the matters discussed in this Form 10-K/A may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those risks and uncertainties identified under “Risk Factors,” and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate in its entirety our Annual Report on Form 10-K for the year ended May 31, 2021 as originally filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2021 (the “Original Form 10-K”).

Background:

As disclosed in our Current Report on Form 8-K filed on September 30, 2021, subsequent to the issuance of the Original Form 10-K, we determined that our calculation and expense of non-cash stock-based compensation, related to issued stock options, as reported in our consolidated financial statements, have been materially understated based on the application of accounting principles generally accepted in the United States. We are filing this Amendment No. 1 on Form 10-K/A to reflect restatements to our consolidated financial statements for the years ended May 31, 2021 and 2020 to correct such errors in our accounting for non-cash stock based compensation. See Note 11 to the Financial Statements. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”resulting from the correction of these errors.

Internal Control and Disclosure Controls Considerations:

In connection with this restatement, our management has concluded that in light of the accounting error related to non-cash stock based compensation, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

Items Amended in this Filing:

For the convenience of the reader, this Amendment No. 1 on Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment No. 1 on Form 10-K/A to update other disclosures presented in the Original Form 10-K, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•         Item 1A of Part I “Risk Factors”

•         Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

•         Item 8 of Part II, “Financial Statements and Supplementary Data,”

•         Item 9A of Part II, “Controls and Procedures,” and

•         Item 15 of Part IV, “Exhibits”.

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-K/A includes an updated signature page, certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15, and a Consent of Independent Registered Public Accounting Firm as Exhibit 23.

This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-K.

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

We are currently finalizing an endpoint determination clinical study on its InFoods® IBS product. This trial is being conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, University of Michigan and other institutions. We expect final patient enrollment in September 2021, and the trial completed by the end of our second fiscal quarter of 2022, with trial results reported shortly thereafter. During fiscal 2022, we also expect to be entertaining partnership/licensing discussions with pharmaceutical and technology companies that could help us commercialize the product, including obtaining FDA clearance. In order to file for final FDA clearance, we will need to conduct a pivotal trial that will be substantially similar to the endpoint trial that is currently nearing completion. The pivotal trial will focus on treating the specific endpoint(s) in IBS patients that show positive improvement under the current endpoint trial. We expect this final pivotal trial to be run at the same institutions that performed the endpoint trial, plus additional large gastrointestinal (GI) medical groups. If the endpoint trial shows positive results in IBS patients, we will also have the option to immediately seek regulatory clearance for the product to be sold outside of the US.

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

Additional information about Biomerica is available on our website at www.biomerica.com. The content on any website referred to in this Form 10-K/A is not a part of or incorporated by reference in this Form 10-K/A unless expressly noted. Our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K, Proxy Statements and all other filings we make with the Securities and Exchange Commission (“SEC”) are available on our website, free of charge, as soon as reasonably practical after we file them with or furnish them to the SEC and are also available online at the SEC’s website at www.sec.gov.

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

RESEARCH AND DEVELOPMENT

During most of the fiscal year, we focused much of our Research and Development (“R&D”) resources on developing several COVID-19 diagnostic tests, as discussed in this section below, and pursuing the regulatory approval of two tests for the gastrointestinal market.  Our increase in research and development spending is due to our focus on these tests and outside clinical studies intended to demonstrate the feasibility of FDA clearance for such tests. We also utilize technical personnel, with Ph.D. and other degrees and extensive experience in development and production of health diagnostic tests, to conduct other development activities and improve existing products, as well as explore potential new technologies that we may wish to develop and commercialize. Research and development expenses include the costs of materials, supplies, personnel, consultants, legal fees, facilities, outside clinical trial sites and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2021 and 2020 aggregated $2,471,453, and $1,932,570, respectively. As Biomerica moves forward with development, validation and commercialize of additional key products that address diseases with large market opportunities, research and development expenses are expected to increase during upcoming quarters.

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

ITEM 1A.   RISK FACTORS

The risks described below are not the only ones we face. Additional risks and uncertainties we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks and uncertainties. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference into this annual report on Form 10-K/A, including our consolidated financial statements and related notes.

RISKS RELATED TO OUR INTERNAL CONTROLS

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

On September 29, 2021, our audit committee, following discussions with management, determined that our audited financial statements for the year ended May 31, 2021 and 2020, as included in our Annual Report on Form 10-K filed with the SEC on August 27, 2021 required restatement to correct an error regarding the accounting for stock compensation.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for non-cash stock based compensation. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

We are taking measures to address the material weakness described herein. However, if we are unable to address our material weakness in a timely manner or we identify additional material weaknesses or significant deficiencies in our internal controls or disclosure controls, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to adverse action by shareholders, Nasdaq, the SEC or other regulatory authorities.

The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to address material weaknesses or significant deficiencies in our internal control over financial reporting.

We cannot assure you that the measures we are taking will address the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

•      the Company reporting material weakness in our internal control;

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

•          trading volume of our common stock;

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

All of the financial information in this Item 7 has been revised to reflect the restatement more fully described in Note 11 - “Restatements of Previously Issued Financial Statements” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K/A. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the filing of the Original Form 10-K. The impact of the restatement is more fully described in Note 11 “Restatements of Previously Issued Financial Statements” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K/A.

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

The Company is currently finalizing an endpoint determination clinical trial on its InFoods® IBS product. This trial is and has been conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan and other institutions. We expect all patients to be either enrolled or completed by the end of our second fiscal quarter of 2022, with trial results reported shortly thereafter. During fiscal 2022, we also expect to be entertaining partnership/licensing discussions with pharmaceutical and technology companies that could help us commercialize the product, including obtaining FDA clearance.

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

Consolidated cost of sales in fiscal 2021 as compared to fiscal 2020 increased from $4,954,484 to $6,832,742, or by $1,878,258. The percentage of cost of sales in 2020 was 74%. In 2021, this increased to 95%, due to various factors, primarily the establishment of an inventory reserve for slow moving COVID-19 antibody products. Our cost of goods sold for the fiscal fourth quarter 2021 were $1,041,149, or 99%, compared to $2,025,816, or 74%, for the fourth quarter of 2020.  In fourth quarter 2021, the higher COGS percentage was due to an approximate $100,000 increase in COVID-19 reserves and slower production in our factory.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative costs increased in fiscal 2021 as compared to fiscal 2020 from $2,546,622 to $5,394,525, or by $2,847,903, or 112%. The increase was due to an approximate increase of $766,000 in allowance for doubtful accounts, $1,397,000 in personnel costs as the Company is expanding its team, $520,000 in legal fees related to the SEC investigation, and $145,000 in consulting fees. Our consolidated selling, general and administrative expenses were $1,155,788 for the fiscal fourth quarter 2021, compared to $680,065 for the fourth quarter of 2020. The fourth quarter increase was primarily due to an approximate increase of $200,000 in allowance for doubtful accounts, and $220,000 in additional personnel costs as the Company is expanding its team.

Research and Development

Consolidated research and development expense was $2,471,453 in fiscal 2021 as compared to $1,932,570 in fiscal 2020, an increase of $538,883, or 28%, primarily as a result of increases in costs related to the research, development and validation of COVID-19 tests, and increased costs related to our clinical trials and patents for our InFoods® IBS product.  See “Research and Development” for a more extensive description of the research being conducted. Our consolidated research and development expenses were $579,420 for the fourth quarter of 2021, compared to $674,287 for the fourth quarter of 2020.

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

Operating Activities

During fiscal 2021, cash used in operating activities was $5,251,748 as compared to $4,297,498 in fiscal 2020. The primary factors that contributed to this were a loss of $7,446,254, an increase in accounts receivable of $455,614, and an increase in inventories of $1,906,013, and paydown of accounts payable and accrued expenses of $403,331.  These were primarily offset by a decrease in prepaid expenses of $1,138,793, which was a result of a refund of the prepayment from the prior year, a non-cash stock option expense of $1,354,609, an increase in inventory reserves of $1,550,594, and an increase in the allowance on accounts receivable of $766,434.  During fiscal 2020, the Company had a net loss of $2,677,171, an increase in accounts receivable of $309,090, an increase in inventories of $717,460, and an increase in prepaid expenses of $1,306,681.  These were offset by an increase in accrued compensation of $51,798, a non-cash stock option expense of $538,587 and depreciation and amortization of $129,172.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exhibit 99.3, "Biomerica, Inc. and Subsidiaries Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K/A are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) that are required in accordance with Rule 13a-14 of the Exchange Act. This “Disclosure Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Based upon their evaluation our CEO and CFO concluded that due to a material weakness in internal control over financial reporting, solely due to the events that led to the Company’s restatement of its financial statements to address the non-cash stock based compensation deficiency as described in the Explanatory Note to this Amendment No. 1 on Form 10-K/A, as of May 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the financial statements included in this Amendment No. 1 on Form 10-K/A present fairly in all material respects, our financial position, results of operations and cash flows for the period presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal year that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal control over financial reporting related to the accounting for stock compensation, as described in Note 11 to the Notes to our Consolidated Financial Statements. In light of the restatement of our financial statements included in this Amendment No. 1 on Form 10-K/A, during the second quarter ending November 30, 2021 and prior to filing this Amendment No. 1 on Form 10-K/A, we completed the following steps to address the material weakness disclosed above:

•          implemented a leading industry standard equity and disclosure management software system to calculate non-cash stock-based compensation expense;

•          engaged an outside accounting advisory firm to review our revised stock-based compensation amounts and our methods for calculating non-cash stock-based compensation expenses going forward;

•          developed and implemented additional procedures to increase the level of review, evaluation and validation of the Company’s stock-based compensation expense;

•          increased the level of knowledge among our executives and accounting staff in the area of stock-based compensation; and

•          independently tested the calculations produced by our new equity and disclosure management software system

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our re-assessment, our management, with the participation of the CEO and CFO, concluded that our internal control over financial reporting was not effective as of May 31, 2021, based on the material weakness disclosed above.

Company management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing improvements, as necessary, including the measures described above to address our material weakness, and as funds allow.

Note: This 10-K/A does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this 10-K/A.

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

PART IV

ITEM 15. EXHIBITS LIST AND FINANCIAL SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K/A:

                1. Consolidated Financial Statements

                                Reference is made to the Index to the consolidated financial statements as set forth on page FS-1 of this Annual                 Report on Form 10-K/A.

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

Dated: October 14, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: October 14, 2021
Zackary S. Irani
Director, Chief Executive Officer

/s/ Steve Sloan	Date: October 14, 2021
Steve Sloan,
Chief Financial Officer

/s/ Francis R. Cano, Ph.D.	Date: October 14, 2021
Francis R. Cano, Ph.D.
Director

/s/ Allen Barbieri	Date: October 14, 2021
Allen Barbieri
Director, Vice-Chairman

/s/ Jane Emerson, M.D., Ph.D.	Date: October 14, 2021
Jane Emerson, M.D., Ph.D
Director

/s/ Mark Sirgo, Pharm.D.	Date: October 14, 2021
Mark Sirgo, Pharm.D.

/s/ Catherine Coste, CPA	Date: October 14, 2021
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

San Diego, California

August 27, 2021, except for the effect of the restatement disclosed in Note 11, as to which the date is October 14, 2021

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	May 31, 2021 (As Restated)	May 31, 2020 (As Restated)

Assets

Current Assets:
Cash and cash equivalents	$4,199,311	$8,641,027
Accounts receivable, less allowance for doubtful accounts of $837,415 and $70,981 as of May 31, 2021 and 2020, respectively	1,455,051	1,765,871
Inventories, net	3,206,255	2,850,836
Prepaid expenses and other	370,290	1,509,083
Total current assets	9,230,907	14,766,817

Property and equipment, net of accumulated depreciation and amortization of $1,972,357 and $1,867,643 as of May 31, 2021 and 2020, respectively	310,520	279,379

Right of use assets, net of accumulated amortization of $469,077 and $231,489 as of May 31, 2021 and 2020, respectively	1,553,081	1,711,510

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $126,769 and $496,124 as of May 31, 2021 and 2020, respectively	294,830	168,655

Other assets	264,151	168,193
Total Assets	$11,818,813	$17,259,878

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$583,380	$986,711
Accrued compensation	388,896	278,627
Lease liability, current portion	327,944	211,809
Total current liabilities	1,300,220	1,477,147
Lease liability, net of current portion	1,291,570	1,569,678
Total Liabilities	2,591,790	3,046,825

Commitments and contingencies (Notes 1 and 9)

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding at May 31, 2021 and 321,429 issued and outstanding at May 31, 2020	-	25,714
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding at May 31, 2021 and 2020	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 12,307,157 and 11,740,089 issued and outstanding at May 31, 2021 and 2020, respectively	984,571	939,205
Additional paid-in-capital	38,836,743	36,388,056
Accumulated other comprehensive loss	(47,956)	(39,841)
Accumulated deficit	(30,546,335)	(23,100,081)
Total Shareholders' Equity	9,227,023	14,213,053
Total Liabilities and Shareholders' Equity	$11,818,813	$17,259,878

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended
	May 31, 2021 (As Restated)	May 31, 2020 (As Restated)

Net sales	$7,199,027	$6,692,711
Cost of sales	(6,832,742)	(4,954,484)
Gross Profit	366,285	1,738,227

Operating Expenses:
Selling, general and administrative	5,394,525	2,546,622
Research and development	2,471,453	1,932,570
Total operating expense	7,865,978	4,479,192

Loss from operations	(7,499,693)	(2,740,965)

Other Income:
Dividend and interest income	66,863	71,193
Interest expense	(367)	(9)
Total other income	66,496	71,184

Loss before income taxes	(7,433,197)	(2,669,781)

Provision for income taxes	(13,057)	(7,390)

Net loss	$(7,446,254)	$(2,677,171)

Basic net loss per common share	$(0.62)	$(0.26)

Diluted net loss per common share	$(0.62)	$(0.26)

Weighted average number of common and common equivalent shares:
Basic	11,928,941	10,166,296

Diluted	11,928,941	10,166,296

Net loss	$(7,446,254)	$(2,677,171)

Other comprehensive loss, net of tax:
Foreign currency translation	(8,115)	(3,310)

Comprehensive loss	$(7,454,369)	$(2,680,481)

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED MAY 31, 2021 AND 2020 (As Restated)

	Common Stock		Series A 5% Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, May 31, 2019, restated	9,677,188	$774,173	-	$-	$23,666,238	$(36,531)	$(20,422,910)	$3,980,970
Exercise of stock options	137,958	11,037	-	-	212,497	-	-	223,534
Net proceeds from ATM	1,674,943	133,995	-	-	10,098,862	-	-	10,232,857
Issuance of preferred stock	-	-	571,429	45,714	1,871,872	-	-	1,917,586
Foreign currency translation	-	-	-	-	-	(3,310)	-	(3,310)
Conversion of preferred to common stock	250,000	20,000	(250,000)	(20,000)	-	-	-	-
Compensation expense in connection with options granted	-	-	-	-	538,587	-	-	538,587
Net loss	-	-	-	-	-	-	(2,677,171)	(2,677,171)
Balances, May 31, 2020, restated	11,740,089	939,205	321,429	25,714	36,388,056	(39,841)	(23,100,081)	14,213,053
Exercise of stock options	86,750	6,940	-	-	95,315	-	-	102,255
Net proceeds from ATM	158,889	12,712	-	-	998,763	-	-	1,011,475
Foreign currency translation	-	-	-	-	-	(8,115)	-	(8,115)
Conversion of preferred to common stock	321,429	25,714	(321,429)	(25,714)	-	-	-	-
Compensation expense in connection with options granted	-	-	-	-	1,354,609	-	-	1,354,609
Net loss	-	-	-	-	-	-	(7,446,254)	(7,446,254)
Balances, May 31, 2021, restated	12,307,157	$984,571	-	$-	$38,836,743	$(47,956)	$(30,546,335)	$9,227,023

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	May 31, 2021 (As Restated)	May 31, 2020 (As Restated)
Cash flows from operating activities:

Net loss	$(7,446,254)	$(2,677,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,267	129,172
Change in allowance on accounts receivable	766,434	(2,129)
Inventory reserve	1,550,594	17,714
Stock option expense	1,354,609	538,587
Reduction in deferred rent liability	-	(37,971)
Amortization of right-of-use asset	237,588	269,460
Changes in assets and liabilities:
Accounts receivable	(455,614)	(309,090)
Inventories	(1,906,013)	(717,460)
Prepaid expenses	1,138,793	(1,306,681)
Reduction in lease liability	(241,132)	(199,483)
Other assets	(95,958)	(41,361)
Accounts payable and accrued expenses	(403,331)	(12,883)
Accrued compensation	110,269	51,798
Net cash used in operating activities	(5,251,748)	(4,297,498)

Cash flows from investing activities:
Increase in intangibles	(159,727)	(85,319)
Purchases of property and equipment	(135,856)	(33,608)
Net cash used in investing activities	(295,583)	(118,927)

Cash flows from financing activities:
Proceeds from sale of common stock, net	1,011,475	10,232,857
Proceeds from sale of convertible preferred stock, net	-	1,917,586
Proceeds from exercise of stock options	102,255	223,534
Net cash provided by financing activities	1,113,730	12,373,977

Effect of exchange rate changes in cash	(8,115)	(3,310)
Net (decrease) increase in cash and cash equivalents	(4,441,716)	7,954,242

Cash and cash equivalents at beginning of year	8,641,027	686,785

Cash and cash equivalents at end of year	$4,199,311	$8,641,027

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the year for:
Interest	$367	$9
Income taxes	$27,171	$7,390

Non-cash investing and financing activities:
Increase in right of use asset due to lease extension or establishment	$79,159	$1,942,999
Increase in lease liability due to lease extension or establishment	$79,159	$1,980,970

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

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $30.5 million as of May 31, 2021.  Management expects to continue to incur significant costs as it advances its trials and development activities.

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

SHARE-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed $2,471,453 and $1,932,570 of research and development costs during the years ended May 31, 2021 and 2020, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years and the benefits of net operating loss and tax credit carryforwards. These temporary differences and the benefits of net operating loss and tax credit carryforwards are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. At May 31, 2021 and 2020, in accordance with ASC 740, the Company has a valuation allowance for substantially all of its deferred tax assets.   During the fiscal year ended May 31, 2021, this valuation allowance was increased to $5,904,000, which fully covers the tax asset of $5,904,000.

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

The Company accelerated the vesting of its former CFO’s options upon her voluntary resignation from the board of director on December 10, 2020. This resulted in the immediate vesting of 64,584 options and incremental expense of approximately $184,000 during the year ended May 31, 2021.

Stock option expense during fiscal 2021 was $1,354,609. This included, by department, $956,898 for administrative, $204,509 for production, $125,439 for research and development and $67,763 for sales and marketing.

Stock option expense during fiscal 2020 was $538,587. This included, by department, $416,953 for administrative, $66,444 for production, $40,254 for research and development and $14,936 for sales and marketing.

Activity as to aggregate stock options outstanding is as follows:

	NUMBER OF STOCK OPTIONS	EXCERCISE PRICE RANGE PER SHARE	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at May 31, 2019	1,476,209	$0.82-$3.90	$2.07
Options granted	517,500	$2.68-$8.18	$4.47
Options excercised	(137,958)	$0.82-$3.90	$1.64
Options canceled or expired	(66,500)	$0.85-$8.18	$3.43
Options outstanding at May 31, 2020	1,789,251	$0.82-$8.18	$2.75
Options granted	430,616	$5.14-$8.70	$6.73
Options excercised	(86,750)	$0.82-$3.62	$1.20
Options canceled or expired	(51,751)	$2.35-$8.18	$4.77
Options outstanding at May 31, 2021	2,081,366	$0.82-$8.70	$3.59

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

At May 31, 2021, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $2,156,000. The weighted-average period over which this amount is expected to be recognized is 2.59 years. The weighted average remaining contractual term of options that were exercisable at May 31, 2021 was 6.07 years.

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

Provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate applicable for each year (21% for 2021 and 2020) to pretax income as a result of the following:

Years ended May 31,	2021	2020
Computed "expected" tax benefit	$1,560,971	$560,656
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(2,292,366)	(1,152,000)
State income taxes, net of federal benefit	217,559	83,202
Research and development tax credits	456,388	131,461
Permanent tax differences and other	(88,051)	179,042
Stock based compensation benefit	144,699	196,839
Foreign taxes of subsidiaries	(12,257)	(6,590)
Income tax expense	$(13,057)	$(7,390)

The tax effect of significant temporary differences is presented below:

As of May 31,	2021	2020
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$200,000	$17,000
Inventory valuation	387,000	16,000
Compensated absences	85,000	64,000
Net operating loss carryforwards	3,194,000	2,286,000
Tax credit carryforwards	1,055,000	599,000
Deferred rent expense/Capitalized leases	15,000	17,000
Stock Options	613,000	304,000
Losses of foreign subsidiaries & Other, net	370,000	304,000
Accumulated depreciation and amortization	(15,000)	5,000
Total deferred tax assets	5,904,000	3,612,000
Less valuation allowance	(5,904,000)	(3,612,000)
Net deferred tax asset	$-	$-

The Company has provided a valuation allowance of approximately $5,904,000 and $3,612,000 as of May 31, 2021 and 2020, respectively. The net change in the valuation allowance for the years ended May 31, 2021 and 2020 was an increase of $2,292,000 and $1,152,000, respectively.

The Company increased the deferred tax asset and the valuation allowance by $437,000 as of May 31, 2020 based on the outstanding stock options as of May 31, 2020. This change had no impact on the Company’s consolidated financial statements as our deferred tax asset is fully offset by our valuation allowance.

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

NOTE 10:    SUBSEQUENT EVENTS

Subsequent to May 31, 2021, as of the filing of the Original Form 10-K, options to purchase 1,500 shares of Biomerica common stock were exercised at the exercise price of $2.68 per share.  Proceeds to the Company were approximately $4,000.

Subsequent to May 31, 2021, as of the filing of the Original Form 10-K, the Company sold 201,553 shares of its common stock under its Form S-3 “shelf” Registration statement. The average sale price was $4.16 per share. Net proceeds to the Company were approximately $824,000.

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

NOTE 11:    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our Form 10-K annual report, for the fiscal year ended May 31, 2021, which was filed on August 27, 2021, the Company determined that errors were included in the report as described below. As a result, this Form 10-K/A includes  restated financial statements for the fiscal years ended May 31, 2021 and 2020.

While reviewing the Company’s methodology used to calculate and report non-cash stock-based compensation expense, the Company discovered the errors listed below. The Company notified its independent registered accounting firm (“Auditors”) of the errors. Together, the Company and their Auditors have determined that these restatements correct the previously reported errors.

Our non-cash stock based compensation expenses calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed the option at vesting dates versus pro rata over the period the requisite service was provided.

Stock-based compensation expense shown on the statement of operations is a non-cash expense, and impacts accumulated deficit and additional paid-in capital on the balance sheet. However, this does not impact the Company’s cash, revenues or other aspects of ongoing operations.

The cumulative effect of this error on the Company's accumulated deficit as of May 31, 2019 was to increase the accumulated deficit by $836,232 from ($19,586,678) as originally filed, to ($20,422,910) and to increase the additional paid in capital by $836,232 from $22,830,006 as originally filed, to $23,666,238.

The restatements for the years ended May 31, 2021 and 2020 resulted in no changes in the provision for income taxes.

The effect of the restatement on the consolidated balance sheet at May 31, 2021 is as follows:

	As Previously Reported
		Adjustments	As Restated
Shareholders' Equity:

Additional paid-in-capital	$36,685,176	$2,151,567	$38,836,743
Accumulated deficit	(28,394,768)	(2,151,567)	(30,546,335)
Other Equity accounts	936,615	-	936,615
Total Shareholders' Equity	$9,227,023	$-	$9,227,023

The effect of the restatement on the consolidated balance sheet at May 31, 2020 is as follows:

	As Previously Reported
		Adjustments	As Restated
Shareholders' Equity:

Additional paid-in-capital	$35,213,707	$1,174,349	$36,388,056
Accumulated deficit	(21,925,732)	(1,174,349)	(23,100,081)
Other Equity accounts	925,078	-	925,078
Total Shareholders' Equity	$14,213,053	$-	$14,213,053

The effect of the restatement on the consolidated balance sheet at May 31, 2019 is as follows:

	As Previously Reported
		Adjustments	As Restated
Shareholders' Equity:

Additional paid-in-capital	$22,830,006	$836,232	$23,666,238
Accumulated deficit	(19,586,678)	(836,232)	(20,422,910)
Other Equity accounts	737,642	-	737,642
Total Shareholders' Equity	$3,980,970	$-	$3,980,970

The effect of the restatement on the consolidated statement of operations for the year ended May 31, 2021 is as follows:

	As Previously Reported	Adjustments	As Restated

Cost of sales	$6,702,046	$130,696	$6,832,742
Gross Profit	496,981	(130,696)	366,285

Operating Expenses:
Selling, general and administrative	4,608,950	785,575	5,394,525
Research and development	2,410,506	60,947	2,471,453
Total operating expense	7,019,456	846,522	7,865,978

Loss from operations	(6,522,475)	(977,218)	(7,499,693)

Loss before income taxes	(6,455,979)	(977,218)	(7,433,197)

Net loss	$(6,469,036)	$(977,218)	$(7,446,254)

Basic net loss per common share	$(0.54)	$(0.08)	$(0.62)

Diluted net loss per common share	$(0.54)	$(0.08)	$(0.62)

Comprehensive loss	$(6,477,151)	$(977,218)	$(7,454,369)

The effect of the restatement on the consolidated statement of operations for the year ended May 31, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated

Cost of sales	$4,910,935	$43,549	$4,954,484
Gross Profit	1,781,776	(43,549)	1,738,227

Operating Expenses:
Selling, general and administrative	2,274,415	272,207	2,546,622
Research and development	1,910,209	22,361	1,932,570
Total operating expense	4,184,624	294,568	4,479,192

Loss from operations	(2,402,848)	(338,117)	(2,740,965)

Loss before income taxes	(2,331,664)	(338,117)	(2,669,781)

Net loss	$(2,339,054)	$(338,117)	$(2,677,171)

Basic net loss per common share	$(0.23)	$(0.03)	$(0.26)

Diluted net loss per common share	$(0.23)	$(0.03)	$(0.26)

Comprehensive loss	$(2,342,364)	$(338,117)	$(2,680,481)

The effect of the restatement on the consolidated statement of cash flows for the year ended May 31, 2021 is as follows:

	As Previously Reported
		Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(6,469,036)	$(977,218)	$(7,446,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	377,391	977,218	1,354,609
Net cash used in operating activities	(5,251,748)	-	(5,251,748)

Cash and cash equivalents at end of year	$4,199,311	$-	$4,199,311

The effect of the restatement on the consolidated statement of cash flows for the year ended May 31, 2020 is as follows:

	As Previously Reported
		Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(2,339,054)	$(338,117)	$(2,677,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	200,470	338,117	538,587
Net cash used in operating activities	(4,297,498)	-	(4,297,498)

Cash and cash equivalents at end of year	$8,641,027	$-	$8,641,027

As a result of the restatement described above, the following adjustments are made to the previously filed quarterly results for the periods ended August 31, 2020, November 30, 2020 and February 28, 2021:

The effect of the restatement on the consolidated balance sheet at August 31, 2020 is as follows:

	As Previously Reported
		Adjustments	As Restated
Shareholders' Equity:

Additional paid-in-capital	$35,231,415	$1,417,328	$36,648,743
Accumulated deficit	(23,575,147)	(1,417,328)	(24,992,475)
Other Equity accounts	924,357	-	924,357
Total Shareholders' Equity	$12,580,625	$-	$12,580,625

The effect of the restatement on the consolidated statement of operations for the three months ended August 31, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated

Cost of sales	$960,930	$64,787	$1,025,717
Gross Profit	182,876	(64,787)	118,089

Operating Expenses:
Selling, general and administrative	1,164,564	141,380	1,305,944
Research and development	674,693	36,812	711,505
Total operating expense	1,839,257	178,192	2,017,449

Loss from operations	(1,656,381)	(242,979)	(1,899,360)

Loss before income taxes	(1,648,290)	(242,979)	(1,891,269)

Net loss	$(1,649,415)	$(242,979)	$(1,892,394)

Basic net loss per common share	$(0.14)	$(0.02)	$(0.16)

Diluted net loss per common share	$(0.14)	$(0.02)	$(0.16)

Comprehensive loss	$(1,651,136)	$(242,979)	$(1,894,115)

The effect of the restatement on the consolidated statement of cash flows for the three months ended August 31, 2020 is as follows:

	As Previously Reported
		Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(1,649,415)	$(242,979)	$(1,892,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	3,808	242,979	246,787
Net cash used in operating activities	(1,597,146)	-	(1,597,146)

Cash and cash equivalents at end of period	$6,964,314	$-	$6,964,314

The effect of the restatement on the consolidated balance sheet at November 30, 2020 is as follows:

	As Previously Reported
		Adjustments	As Restated
Shareholders' Equity:

Additional paid-in-capital	$35,284,864	$1,650,262	$36,935,126
Accumulated deficit	(25,060,311)	(1,650,262)	(26,710,573)
Other Equity accounts	924,228	-	924,228
Total Shareholders' Equity	$11,148,781	$-	$11,148,781

The effect of the restatement on the consolidated statement of operations for the six months ended November 30, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated

Cost of sales	$1,971,960	$117,564	$2,089,524
Gross Profit	544,372	(117,564)	426,808

Operating Expenses:
Selling, general and administrative	2,419,411	291,379	2,710,790
Research and development	1,261,096	66,970	1,328,066
Total operating expense	3,680,507	358,349	4,038,856

Loss from operations	(3,136,135)	(475,913)	(3,612,048)

Loss before income taxes	(3,120,061)	(475,913)	(3,595,974)

Net loss	$(3,134,579)	$(475,913)	$(3,610,492)

Basic net loss per common share	$(0.27)	$(0.04)	$(0.31)

Diluted net loss per common share	$(0.27)	$(0.04)	$(0.31)

Comprehensive loss	$(3,137,829)	$(475,913)	$(3,613,742)

The effect of the restatement on the consolidated statement of operations for the three months ended November 30, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated

Cost of sales	$1,011,030	$52,777	$1,063,807
Gross Profit	361,496	(52,777)	308,719

Operating Expenses:
Selling, general and administrative	1,254,847	149,999	1,404,846
Research and development	586,403	30,158	616,561
Total operating expense	1,841,250	180,157	2,021,407

Loss from operations	(1,479,754)	(232,934)	(1,712,688)

Loss before income taxes	(1,471,771)	(232,934)	(1,704,705)

Net loss	$(1,485,164)	$(232,934)	$(1,718,098)

Basic net loss per common share	$(0.13)	$(0.02)	$(0.15)

Diluted net loss per common share	$(0.13)	$(0.02)	$(0.15)

Comprehensive loss	$(1,486,694)	$(232,934)	$(1,719,628)

The effect of the restatement on the consolidated statement of cash flows for the six months ended November 30, 2020 is as follows:

	As Previously Reported
		Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(3,134,579)	$(475,913)	$(3,610,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	24,227	475,913	500,140
Net cash used in operating activities	(2,880,218)	-	(2,880,218)

Cash and cash equivalents at end of period	$5,683,787	$-	$5,683,787

The effect of the restatement on the consolidated balance sheet at February 28, 2021 is as follows:

	As Previously Reported
		Adjustments	As Restated
Shareholders' Equity:

Additional paid-in-capital	$36,563,562	$1,935,493	$38,499,055
Accumulated deficit	(26,899,621)	(1,935,493)	(28,835,114)
Other Equity accounts	935,642	-	935,642
Total Shareholders' Equity	$10,599,583	$-	$10,599,583

The effect of the restatement on the consolidated statement of operations for the nine months ended February 28, 2021 is as follows:

	As Previously Reported	Adjustments	As Restated

Cost of sales	$5,639,103	$152,490	$5,791,593
Gross Profit	505,867	(152,490)	353,377

Operating Expenses:
Selling, general and administrative	3,697,804	540,933	4,238,737
Research and development	1,824,312	67,721	1,892,033
Total operating expense	5,522,116	608,654	6,130,770

Loss from operations	(5,016,249)	(761,144)	(5,777,393)

Loss before income taxes	(4,962,488)	(761,144)	(5,723,632)

Net loss	$(4,973,889)	$(761,144)	$(5,735,033)

Basic net loss per common share	$(0.42)	$(0.07)	$(0.49)

Diluted net loss per common share	$(0.42)	$(0.07)	$(0.49)

Comprehensive loss	$(4,982,576)	$(761,144)	$(5,743,720)

The effect of the restatement on the consolidated statement of operations for the three months ended February 28, 2021 is as follows:

	As Previously Reported	Adjustments	As Restated

Cost of sales	$3,667,143	$34,926	$3,702,069
Gross Loss	(38,505)	(34,926)	(73,431)

Operating Expenses:
Selling, general and administrative	1,278,393	249,554	1,527,947
Research and development	563,216	751	563,967
Total operating expense	1,841,609	250,305	2,091,914

Loss from operations	(1,880,114)	(285,231)	(2,165,345)

Loss before income taxes	(1,842,427)	(285,231)	(2,127,658)

Net loss	$(1,839,310)	$(285,231)	$(2,124,541)

Basic net loss per common share	$(0.15)	$(0.03)	$(0.18)

Diluted net loss per common share	$(0.15)	$(0.03)	$(0.18)

Comprehensive loss	$(1,844,747)	$(285,231)	$(2,129,978)

The effect of the restatement on the consolidated statement of cash flows for the nine months ended February 28, 2021 is as follows:

	As Previously Reported
		Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(4,973,889)	$(761,144)	$(5,735,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	261,176	761,144	1,022,320
Net cash used in operating activities	(4,244,064)	-	(4,244,064)

Cash and cash equivalents at end of period	$5,272,565	$-	$5,272,565