Form 10-Q
period 2021-08-31
BIOMERICA INC
filed 2021-10-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-37863

BIOMERICA, INC.

--------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Delaware                                                                                                                                                  95-2645573

--------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)                                                                          (Zip Code)

Registrant's telephone number including area code:  (949) 645-2111

--------------------------------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

(TITLE OF EACH CLASS)	(TICKER SYMBOL)	(NAME OF EACH EXCHANGE ON WHICH REGISTERED)
-----------------------------------	-----------------------------------	-------------------------------------------------------------------------------
Common, par value $.08	BMRA	NASDAQ Capital Market

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer,", "accelerated filer,", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 Yes [  ]  No [X]

The number of shares of the registrant's common stock outstanding as of October 14, 2021 was 12,511,210.

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
		August 31, 2020
	August 31, 2021	( As Restated)
Net sales	$1,261,787	$1,143,806
Cost of sales	(1,350,757)	(1,025,717)
Gross (Loss) Profit	(88,970)	118,089

Operating Expenses:
Selling, general and administrative	1,011,535	1,305,944
Research and development	439,864	711,505
Total operating expense	1,451,399	2,017,449

Loss from operations	(1,540,369)	(1,899,360)

Other Income:
Dividend and interest income	6,805	8,091

Loss before income taxes	(1,533,564)	(1,891,269)

Provision for income taxes	(9,017)	(1,125)

Net loss	$(1,542,581)	$(1,892,394)

Basic net loss per common share	$(0.12)	$(0.16)

Diluted net loss per common share	$(0.12)	$(0.16)

Weighted average number of common and common equivalent shares:
Basic	12,426,784	11,748,377

Diluted	12,426,784	11,748,377

Net loss	$(1,542,581)	$(1,892,394)

Other comprehensive loss, net of tax:
Foreign currency translation	(5,613)	(1,721)

Comprehensive loss	$(1,548,194)	$(1,894,115)

                                                                           The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2021	May 31, 2021
	(Unaudited)	(As Restated)
Assets

Current Assets:
Cash and cash equivalents	$4,996,623	$4,199,311
Accounts receivable, less allowance for doubtful accounts of $742,524 and $837,415 as of August 31, 2021 and May 31, 2021, respectively	772,190	1,455,051
Inventories, net	2,861,779	3,206,255
Prepaid expenses and other	315,221	370,290
Total current assets	8,945,813	9,230,907

Property and equipment, net of accumulated depreciation and amortization of $2,000,167 and $1,972,357 as of August 31, 2021 and May 31, 2021, respectively	287,852	310,520

Right of use assets, net of accumulated amortization of $531,974 and $469,077 as of August 31, 2021 and May 31, 2021, respectively	1,490,184	1,553,081

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $83,683 and $126,769 as of August 31, 2021 and May 31, 2021, respectively	360,292	294,830

Other assets	266,582	264,151
Total Assets	$11,516,047	$11,818,813

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$641,404	$583,380
Accrued compensation	507,722	388,896
Lease liability, current portion	332,967	327,944
Total current liabilities	1,482,093	1,300,220
Lease liability, net of current portion	1,230,898	1,291,570
Total Liabilities	2,712,991	2,591,790

Commitments and contingencies (Notes 1 and 6)

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of August 31, 2021 and May 31, 2021	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of August 31, 2021 and May 31, 2021	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 12,510,210 and 12,307,157 issued and outstanding at August 31, 2021 and May 31, 2021, respectively	1,000,815	984,571
Additional paid-in-capital	39,944,726	38,836,743
Accumulated other comprehensive loss	(53,569)	(47,956)
Accumulated deficit	(32,088,916)	(30,546,335)
Total Shareholders' Equity	8,803,056	9,227,023
Total Liabilities and Shareholders' Equity	$11,516,047	$11,818,813

                                                                           The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended August 31, 2020 (As Restated)

			Series A 5% Convertible			Accumulated Other
	Common Stock		Preferred Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total
Balances, May 31, 2020. restated	11,740,089	$939,205	321,429	$25,714	$36,388,056	$(39,841)	$(23,100,081)	$14,213,053

Exercise of stock options	12,500	1,000	-	-	13,900	-	-	14,900

Foreign currency translation	-	-	-	-	-	(1,721)	-	(1,721)

Compensation expense in connection with options granted	-	-	-	-	246,787	-	-	246,787

Net loss	-	-	-	-	-	-	(1,892,394)	(1,892,394)

Balances, August 31, 2020, restated	11,752,589	$940,205	321,429	$25,714	$36,648,743	$(41,562)	$(24,992,475)	$12,580,625

For the Three Months Ended August 31, 2021

			Series A 5% Convertible			Accumulated Other
	Common Stock		Preferred Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total
Balances, May 31, 2021, restated	12,307,157	$984,571	-	$-	$38,836,743	$(47,956)	$(30,546,335)	$9,227,023

Exercise of stock options	1,500	120	-	-	3,775	-	-	3,895

Net proceeds from ATM	201,553	16,124	-	-	784,586	-	-	800,710

Foreign currency translation	-	-	-	-	-	(5,613)	-	(5,613)

Compensation expense in connection with options granted	-	-	-	-	319,622	-	-	319,622

Net loss	-	-	-	-	-	-	(1,542,581)	(1,542,581)

Balances, August 31, 2021	12,510,210	$1,000,815	-	$-	$39,944,726	$(53,569)	$(32,088,916)	$8,803,056

                                                                           The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	August 31, 2021	August 31, 2020 (As Restated)
Cash flows from operating activities:

Net loss	$(1,542,581)	$(1,892,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,722	32,570
Change in allowance on accounts receivable	(94,891)	201,375
Inventory reserve	179,744	5,005
Stock option expense	319,622	246,787
Amortization of right-of-use asset	62,897	57,257
Changes in assets and liabilities:
Accounts receivable	777,752	(18,924)
Inventories	164,732	(1,255,573)
Prepaid expenses and other	55,069	1,038,149
Reduction in lease liability	(55,649)	(49,880)
Other assets	(2,431)	(276,438)
Accounts payable and accrued expenses	58,024	284,202
Accrued compensation	118,826	30,718
Net cash provided by (used in) operating activities	75,836	(1,597,146)

Cash flows from investing activities:
Increase in intangibles	(72,375)	(53,158)
Purchases of property and equipment	(5,141)	(39,588)
Net cash used in investing activities	(77,516)	(92,746)

Cash flows from financing activities:
Proceeds from sale of common stock, net	800,710	-
Proceeds from exercise of stock options	3,895	14,900
Net cash provided by financing activities	804,605	14,900

Effect of exchange rate changes in cash	(5,613)	(1,721)
Net increase (decrease) in cash and cash equivalents	797,312	(1,676,713)

Cash and cash equivalents at beginning of period	4,199,311	8,641,027

Cash and cash equivalents at end of period	$4,996,623	$6,964,314

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Income taxes	$9,017	$1,125

                                                                           The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

Biomerica Inc. and subsidiaries (collectively the “Company”, “Biomerica”, “we”, “us”, or “our”) develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (in home and physicians' offices) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research and development of revolutionary, patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets.

Our existing medical diagnostic products that are in the market are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and over-the-counter drugstores like Walmart and Walgreens). Our diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began redirecting and focusing a majority of our resources to develop, test, validate, seek regulatory approval for, and sell diagnostic products that indicate if a person has been infected by COVID-19. During fiscal 2021, we sold 2 primary types of COVID-19 tests; 1) antibody diagnostic tests that use a patient’s blood sample to detect if the patient has certain antibodies to COVID-19 that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic, and 2) antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus.

Aside from the COVID-19 products we offer, the other products we sell are primarily focused on gastrointestinal diseases, food intolerances, cancer screening and awareness and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our commercial products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency.  In addition, some products are cleared for sale in the U.S. by the FDA.

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

The unaudited, condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2021 was derived from audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 27, 2021 for the fiscal year ended May 31, 2021, which have been restated as described in our Form 10-K/A as filed on October 14, 2021. The results of operations for the interim periods are not necessarily indicative of results to be achieved for the full fiscal year.

CORRECTION OF AN ERROR

As disclosed in our Form 10-K/A for the year ended May 31, 2021, filed on October 14, 2021, during the process of preparing our financial statements for the quarter ended August 31, 2021, we determined that our calculation of non-cash stock-based compensation expense related to issued stock options in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed the option at vesting dates versus pro rata over the period the requisite service was provided. As a result of these errors, certain previously reported amounts in the condensed consolidated statement of operations, condensed consolidated statement of stockholders’ equity and condensed consolidated statement of cash flows for the quarter ended August 31, 2020, were materially misstated; accordingly, we have restated the prior period financial statements. See Note 8 to the Financial Statements.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical past practices with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which is based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, the likelihood of lease extensions to occur, asset valuation, among other things; and other items that may be necessary to estimate using current, historical and judgment based information. Actual results could materially differ from those estimates.

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

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $32.1 million as of August 31, 2021.  Management expects to continue to incur significant costs as it advances its trials and development activities.

On January 22, 2021, the Company filed a prospectus supplement for purposes of raising up to $15,000,000 to the base prospectus filed with the SEC on July 21, 2020 and included in the registration statement on Form S-3 (File No. 333-239980) that was declared effective by the SEC on September 30, 2020. The shares included in the prospectus supplement may be sold pursuant to the terms of an At Market Issuance Sales Agreement between the Company and B. Riley Securities, Inc., as sales agent, the ATM Agreement.

The Company intends to use the net proceeds from such offering for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

Under an ATM Agreement, sales of shares are deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act.  The sales agent under the ATM Agreement agrees to use commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold from time to time by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company. The Company has no obligation to sell any of the shares under the ATM Agreement, and may at any time suspend offers under, or terminate the ATM Agreement.

As a result of cash and cash equivalents on hand at August 31, 2021, management believes the Company has sufficient funds to operate through November 2022 and the ability to raise additional funds through the ATM Agreement noted above.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. As of August 31, 2021, the Company had approximately $4,790,000 of uninsured cash.  The Company does not believe it is exposed to any significant credit risks.

For the three months ended August 31, 2021 and 2020, the Company had two key distributors which accounted for 60% and 40% of net consolidated sales, respectively.  At August 31, 2021 and May 31, 2021, the Company had two key distributors which accounted for a total of 77% and 73%, respectively, of gross accounts receivable.

For the three months ended August 31, 2021 and 2020, one key vendor accounted for 17% and two key vendors accounted for 64% of the purchases of raw materials, respectively. As of August 31, 2021 and May 31, 2021, the Company had one key vendor which accounted for 25% and 17%, respectively, of accounts payable.

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

The Company has established a reserve of approximately $743,000 for doubtful accounts as of August 31, 2021. The majority of this reserve has been established to cover 100% of outstanding accounts receivable from an international distributor.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance and other items.  These items are reported as prepaid expenses and other, until either the inventory is physically received or the insurance and other items are expensed.

As of August 31, 2021 and May 31, 2021, the prepaid expenses and other were approximately $315,000 and $370,000, respectively. The prepaid expenses and other balance were composed of prepayments to insurance and various other suppliers.

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

Inventories approximate the following at:

	August 31, 2021	May 31, 2021
Raw materials	$1,493,000	$1,583,000
Work in progress	926,000	1,006,000
Finished products	443,000	617,000
Total	$2,862,000	$3,206,000

During the first fiscal quarter ended August 31, 2021, the Company wrote-down the carrying value of certain inventory by approximately $179,000 to assign a new carrying value for this inventory of $211,000.  As part of a large international order for this product that was to ship in the second quarter of 2022, the Company agreed to sell this product as a small portion of that order at a price below its carrying value, which required a write down.

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory carrying value to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of August 31, 2021 and May 31, 2021, inventory reserves were approximately $1,797,000 and $1,617,000, respectively. Of the inventory reserve, approximately $1,683,000 was related to a market downturn in our COVID-19 antibody test and materials, as the market shifted to COVID-19 PCR viral tests and antigen tests.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to $27,809 and $26,732 for the three months ended August 31, 2021 and 2020, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification, ASC 350 Intangibles – Goodwill and Other. In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization expense amounted to $6,913 and $5,838 for the three months ended August 31, 2021 and 2020, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of August 31, 2021 or 2020.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. Investments represent the Company’s investment in a Polish based distributor which is primarily engaged in distributing medical products and devices, including those manufactured by the Company, and in certain cases, manufacturing the certain of the products sold.  The Company currently has not written down the investment and has no information that would indicate the carrying value is greater than the fair value.  The Company owns approximately 6% of the investee, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

SHARE-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation expense for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

The following summary presents the options and warrants granted, exercised, expired, canceled and outstanding for the three months ended August 31, 2021:
	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2021	2,081,366	$3.59
Granted	24,000	4.25
Exercised	(1,500)	2.68
Cancelled or expired	(22,750)	3.02
Outstanding August 31, 2021	2,081,116	$3.60

During the three months ended August 31, 2021, options to purchase 1,500 shares of common stock were exercised at price of $2.68. Total net proceeds to the Company were $3,895.

During the three months ended August 31, 2021, the Company granted 24,000 options to purchase common stock at an average purchase price of $4.25. Total net proceeds to the Company were $14,900.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes. The Company does not allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts as of August 31, 2021 and 2020, and does not believe that any additional discounts will be given through the end of the contract periods. Services for some contract works are invoiced and recognized for work that has been performed as the project progresses. The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors.  Physicians’ office products are sold to physicians and distributors, all of whom are categorized below according to the type of products sold to them. We also manufacture certain components on a contract basis for domestic and international manufacturers.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended
	August 31, 2021	August 31, 2020
Clinical lab	$886,000	$582,000
Physician's office	257,000	197,000
Over-the-counter	79,000	185,000
Contract Manufacturing	40,000	180,000
Total	$1,262,000	$1,144,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $440,000 and $712,000 of research and development costs during the three months ended August 31, 2021 and 2020, respectively.

INCOME TAXES

The Company has provided a valuation allowance on deferred income tax assets of approximately $6,226,000 and $5,904,000 as of August 31, 2021 and May 31, 2021, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the three months ended August 31, 2021 and 2020.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation for the three months ended August 31, 2021 and 2020 was 2,081,116 and 1,925,750, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASUs issued by the FASB and guidance issued by the Securities and Exchange Commission (“SEC”) did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:  SHAREHOLDERS’ EQUITY

Stock option expense during the three months ended August 31, 2021 and 2020 were $319,622 and $246,787 (as restated, see Note 8 to the Financial Statements), respectively.

During the three months ended August 31, 2021, the Company sold 201,553 shares of its common stock at prices ranging from $4.02 to $4.47 under its January 22, 2021 prospectus supplement and the ATM Agreement (see Note 2 to Financial Statements) which resulted in gross proceeds of $838,332 and net proceeds to the Company of $800,710 after deducting commissions for each sale and legal, accounting and other fees related to the filing of the Form S-3.

NOTE 4:  GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended
	August 31, 2021	August 31, 2020
Revenues from sales to unaffiliated customers:
Asia	$675,000	$347,000
Europe	471,000	591,000
North America	105,000	134,000
Middle East	8,000	29,000
South America	3,000	43,000
	$1,262,000	$1,144,000

As of August 31, 2021 and May 31, 2021, approximately $665,000 and $803,000 of Biomerica’s gross inventory and approximately $24,000 and $25,000, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

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

Rent expense in the U.S. for the three months ended August 31, 2021 and 2020 was $78,166 and $75,764, respectively.  Rent expense for the Mexico facility for the three months ended August 31, 2021 and 2020 was $10,421 and $10,870, respectively.

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

Supplemental cash flow information related to leases for the three months ended August 31, 2021:

Operating cash flows from operating leases	$80,697
Right-of-use assets obtained in exchange for
new operating lease liabilities	$-
Weighted average remaining lease term (in years)	5.02
Weighted average discount rate	6.50%

The maturity of lease liabilities as of August 31, 2021 are as follows:

Less than 1 year	$342,640
1 to 2 years	352,869
2 to 3 years	363,404
3 to 4 years	374,253
4 to 5 years	385,426
5 to 10 years	7,517
Total undiscounted lease payments	1,826,109
Less imputed interest	262,244
Total operating lease liabilities	$1,563,865

According to the terms of the lease in Irvine, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

The Company also has various insignificant leases for office equipment.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of August 31, 2021.

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

Contracts and Licensing Agreements

On June 21, 2021, the Company signed an exclusive distribution and marketing agreement in Canada for its Helicobacter Pylori (H. Pylori) test.

NOTE 7:  SUBSEQUENT EVENTS

None

NOTE 8:  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our financial statements for the quarter ended August 31, 2020, the Company determined that errors were included in the previously issued financial statements as described below. As a result, we restated our financial statements for the quarter ended August 31, 2020.

The Company discovered the errors listed below. The restatement corrects these errors.

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

The restatement for the quarter ended August 31, 2020 resulted in no changes in the provision for income taxes.

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

The effect of the restatement on the consolidated statement of cash flows for the period ended August 31, 2020 is as follows:

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

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH), is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (in home and physicians' offices) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research and development of revolutionary, patented, diagnostic-guided therapy, or DGT, products to treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. If these DGT products prove effective in their clinical trials, and are ultimately cleared for sale by the U.S. Food and Drug Administration, we believe the revenues potential to the Company is significant.

We are currently finalizing an endpoint determination clinical trial on our InFoods® IBS product. This trial is and has been conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan and other institutions. This trial monitors IBS patients over an 8-week period to determine the efficacy of our InFoods® IBS product to improve the patients’ IBS symptoms. We expect our final enrolled patients to complete the trial, and for top-line trial results to be reported at or around the end of December 2021. During the next six months, we also expect to be entertaining partnership/licensing discussions with pharmaceutical and technology companies that could help us commercialize the product, including obtaining final FDA clearance.

Our medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and over-the-counter drugstores like Walmart and Walgreens). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began redirecting and focusing much of our resources to develop, test, validate, seek regulatory approval for COVID-19 tests. During fiscal 2021, we sold 2 primary types of COVID-19 tests: 1) antibody diagnostic tests that use a patient’s blood sample to detect if the patient has certain antibodies to COVID-19 that were created as part of their body’s immune response to a COVID-19 infection, even if the infection was asymptomatic, and 2) antigen tests that use a patient’s nasal fluid sample to detect if a patient is currently infected with the virus.  During the fiscal year, we sold these products outside of the U.S. under a CE Mark (European Conformity). Because individual orders for these tests have been large in size, this has created volatility and material fluctuations in our monthly and quarterly revenues. Although sales in these products have slowed, we continue to receive and fill orders for our COVID-19 test products. During our fiscal first quarter of 2022, we recorded approximately $226,000 in sales of our COVID-19 antigen test.

Aside from the COVID-19 products we offer, the other products we sell are primarily focused on gastrointestinal diseases, food intolerances, cancer screening and awareness and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency.  In addition, some products are cleared for sale in the U.S. by the FDA.

While sales continue to occur in our COVID-19 products, the majority of our research and development efforts are focused on development and commercialization of non-COVID related products such as our H. Pylori product, and our InFoods® IBS product.

We also recently added several new employees in its sales and marketing department in order to increase sales of existing non-COVID products during fiscal 2022.  Through these efforts, our EZ Detect colon disease home screening test is seeing a significant increased interest from retailers such as Walmart, distributors, and ministries of health in many countries.

RESULTS OF OPERATIONS

As disclosed in Note 8 to the unaudited condensed consolidated financial statements in Item 1, during the process of preparing our financial statements for the quarter ended August 31, 2021, we determined that our calculation of non-cash stock-based compensation expense related to issued stock options in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed the option at vesting dates versus pro rata over the period the requisite service was provided. These errors resulted in an understatement of stock compensation expense during the three months ended August 31, 2020, and periods prior to May 31, 2020, resulting in a cumulative adjustment to equity accounts. As a result, our previously issued financial statements for the three months ended August 31, 2020 have been restated.

Net Sales and Cost of Sales

Consolidated net sales were $1,261,787 for the three months ended August 31, 2021, as compared to $1,143,806 for the three months ended August 31, 2020. This represents an increase of $117,981 or 10%. The increase for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020, was primarily due to the sale of our food intolerance products to a distributor in Asia.

Consolidated cost of sales was $1,350,757, or 107% of net sales, for the three months ended August 31, 2021, as compared to $1,025,717, or 90% of net sales, for the three months ended August 31, 2020. This represents an increase of $325,040 or 32%. Our cost of sales for the three months ended August 31, 2021, were impacted by an adjustment to market or net realizable value for COVID-19 antigen tests of approximately $179,000.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $1,011,535 for the three months ended August 31, 2021, as compared to $1,305,944 for the three months ended August 31, 2020. This represents a decrease of $294,409 or 23%. The decrease in the three months ended August 31, 2021, was primarily due to a reduction of legal expenses.

Research and Development

Consolidated research and development expenses were $439,864 for the three months ended August 31, 2021, as compared to $711,505 for the three months ended August 31, 2020. This represents a decrease of $271,641, or 38%. The decrease in the three months ended August 31, 2021, was primarily a result of decreases in costs related to the research, development, and validation of COVID-19 tests.

Interest Expense

Interest and dividend income were $6,805 for the three months ended August 31, 2021, as compared to $8,091 for the three months ended August 31, 2020. This represents a decrease of $1,286, or 16%.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2021 and May 31, 2021, we had cash and cash equivalents in the amount of approximately $4,997,000 and $4,199,000, respectively, and working capital of approximately $7,464,000 and $7,931,000, respectively. As a result of cash and cash equivalents on hand at August 31, 2021, and our ability to raise additional funds through our ATM Agreement, management believes we have sufficient funds to operate through the next twelve months or more.

Operating Activities

Cash provided by operating activities of $75,836 during the three months ended August 31, 2021, reflects a net loss of $1,542,581 and non-cash adjustments of $502,094 primarily associated with depreciation, amortization, stock-based compensation, and inventory reserves. In addition, we realized an increase in net working capital of $1,116,322 primarily driven by a decrease in accounts receivable and inventory. For the three months ended August 31, 2020, cash used by operating activities of $1,597,146 reflects a net loss of $1,892,394 and non-cash adjustments of $542,994 primarily associated with depreciation, amortization, stock-based compensation, and inventory reserves. This was partially offset by a decline in net working capital of $247,746 driven by increases in inventory, which was partially offset by a decrease in prepaid expenses.

Investing Activities

Cash used in investing activities for the three months ended August 31, 2021, was $5,141 for purchases of property and equipment and $72,375 for increased intangibles. Cash used in investing activities for the three months ended August 31, 2020, was $39,588 for purchases of property and equipment and $53,158 for increased intangibles.

Financing Activities

Cash provided by financing activities for the three months ended August 31, 2021, was $804,605 which was a result of stock option exercises of $3,895 and net proceeds from the sale of common stock of $800,710. Cash provided by financing activities for the three months ended August 31, 2020, was $14,900 which was a result of stock option exercises of $14,900.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of August 31, 2021.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, accounts receivable reserves, inventory valuation, lease liabilities, right-of-use assets, and stock based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 2 to the Financial Statements for information on Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of August 31, 2021. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of August 31, 2021, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the financial reporting described below in the area of accounting for non-cash stock-based compensation.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes to internal controls in the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter ending November 30, 2021 and prior to filing this Quarterly Report, we completed the following steps to address the non-cash stock-based compensation deficiency identified in our Form 10-K/A filed on October 14, 2021:

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

•   increased the level of knowledge among our executives and accounting staff in the area of stock-based compensation; and

•   independently tested the calculations produced by our new equity and disclosure management software system

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of August 31, 2021.

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

ITEM 1A.  RISKS AND UNCERTAINTIES.

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended August 31, 2021, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K/A.

ITEM 5.  OTHER INFORMATION

See Note 8 to the Financial Statements for discussion of our prior period financial restatements.

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

101. INS-XBRL Instance Document
101. SCH-XBRL Taxonomy Extension Schema Document
101. CAL-XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF–XBRL Taxonomy Extension Definition Linkbase Document
101. LAB-XBRL Taxonomy Extension Label Linkbase Document
101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

   *Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: October 14, 2021
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 14, 2021
	By:	/S/ Steve Sloan
Steve Sloan
Chief Financial Officer
(Principal Financial Officer)