Form 10-Q
period 2021-11-30
BIOMERICA INC
filed 2022-01-12
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

         Yes [_]   No [X]

The number of shares of the registrant's common stock outstanding as of January 12, 2022 was 12,851,924.

PART I - FINANCIAL INFORMATION SUMMARIZED FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2021 (Unaudited)
		May 31, 2021

Assets

Current Assets:
Cash and cash equivalents	$7,199,172	$4,199,311
Accounts receivable, less allowance for doubtful accounts of $27,777 and $837,415 as of November 30, 2021 and May 31, 2021, respectively	1,125,239	1,455,051
Inventories, net	2,982,201	3,206,255
Prepaid expenses and other	1,096,750	370,290
Total current assets	12,403,362	9,230,907

Property and equipment, net of accumulated depreciation and amortization of $2,026,764 and $1,972,357 as of November 30, 2021 and May 31, 2021, respectively	274,325	310,520

Right of use assets, net of accumulated amortization of $595,116 and $469,077 as of November 30, 2021 and May 31, 2021, respectively	1,427,042	1,553,081

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $91,030 and $126,769 as of November 30, 2021 and May 31, 2021, respectively	389,486	294,830

Other assets	149,581	264,151
Total Assets	$14,809,120	$11,818,813

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,580,707	$583,380
Accrued compensation	674,327	388,896
Advance from customers	2,150,466	-
Lease liability, current portion	335,385	327,944
Total current liabilities	4,740,885	1,300,220
Lease liability, net of current portion	1,166,808	1,291,570
Total Liabilities	5,907,693	2,591,790

Commitments and contingencies (Notes 1 and 6)

Shareholders' Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of November 30, 2021 and May 31, 2021	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of November 30, 2021 and May 31, 2021	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 12,692,327 and 12,307,157 issued and outstanding at November 30, 2021 and May 31, 2021, respectively	1,015,385	984,571
Additional paid-in-capital	41,158,551	38,836,743
Accumulated other comprehensive loss	(58,319)	(47,956)
Accumulated deficit	(33,214,190)	(30,546,335)
Total Shareholders' Equity	8,901,427	9,227,023
Total Liabilities and Shareholders' Equity	$14,809,120	$11,818,813

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020 (As Restated)	2021	2020 (As Restated)

Net sales	$4,646,900	$1,372,526	$5,908,687	$2,516,332
Cost of sales	(3,875,141)	(1,063,807)	(5,225,898)	(2,089,524)
Gross profit	771,759	308,719	682,789	426,808

Operating expenses:
Selling, general and administrative	1,282,998	1,404,846	2,294,533	2,710,790
Research and development	618,522	616,561	1,058,386	1,328,066
Total operating expense	1,901,520	2,021,407	3,352,919	4,038,856

Loss from operations	(1,129,761)	(1,712,688)	(2,670,130)	(3,612,048)

Other income:
Dividend and interest income	6,916	7,983	13,721	16,074

Loss before income taxes	(1,122,845)	(1,704,705)	(2,656,409)	(3,595,974)

Provision for income taxes	(2,429)	(13,393)	(11,446)	(14,518)

Net loss	$(1,125,274)	$(1,718,098)	$(2,667,855)	$(3,610,492)

Basic net loss per common share	$(0.09)	$(0.15)	$(0.21)	$(0.31)

Diluted net loss per common share	$(0.09)	$(0.15)	$(0.21)	$(0.31)

Weighted average number of common and common equivalent shares:
Basic	12,592,341	11,756,265	12,509,110	11,752,299

Diluted	12,592,341	11,756,265	12,509,110	11,752,299

Net loss	$(1,125,274)	$(1,718,098)	$(2,667,855)	$(3,610,492)

Other comprehensive loss, net of tax:
Foreign currency translation	(4,750)	(1,530)	(10,363)	(3,250)

Comprehensive loss	$(1,130,024)	$(1,719,628)	$(2,678,218)	$(3,613,742)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Six Months Ended November 30, 2020 (As Restated)

						Accumulated Other Comprehensive Loss
			Series A 5% Convertible Preferred Stock
	Common Stock				Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount	Share	Amount				Total
Balances, May 31, 2020, restated	11,740,089	$939,205	321,429	$25,714	$36,388,056	$(39,841)	$(23,100,081)	$14,213,053

Exercise of stock options	30,000	2,400	-	-	46,930	-	-	49,330
Foreign currency translation	-	-	-	-	-	(3,250)	-	(3,250)
Compensation expense in connection with options granted	-	-	-	-	500,140	-	-	500,140
Net loss	-	-	-	-	-	-	(3,610,492)	(3,610,492)

Balances, November 30, 2020, restated	11,770,089	$941,605	321,429	$25,714	$36,935,126	$(43,091)	$(26,710,573)	$11,148,781

For the Six Months Ended November 30, 2021

						Accumulated Other Comprehensive Loss
			Series A 5% Convertible Preferred Stock
	Common Stock				Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, May 31, 2021	12,307,157	$984,571	-	$-	$38,836,743	$(47,956)	$(30,546,335)	$9,227,023

Exercise of stock options	21,500	1,720	-	-	32,760	-	-	34,480
Net proceeds from ATM	363,670	29,094	-	-	1,655,029	-	-	1,684,123
Foreign currency translation	-	-	-	-	-	(10,363)	-	(10,363)
Compensation expense in connection with options granted	-	-	-	-	634,019	-	-	634,019
Net loss	-	-	-	-	-	-	(2,667,855)	(2,667,855)

Balances, November 30, 2021	12,692,327	$1,015,385	-	$-	$41,158,551	$(58,319)	$(33,214,190)	$8,901,427

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,

		2020 (As Restated)
	2021
Cash flows from operating activities:

Net loss	$(2,667,855)	$(3,610,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,668	64,435
Change in allowance on accounts receivable	(809,638)	410,161
Inventory reserve	181,825	11,943
Stock option expense	634,019	500,140
Amortization of right-of-use asset	126,039	115,025
Changes in assets and liabilities:
Accounts receivable	1,139,450	(256,059)
Inventories	42,229	(1,359,320)
Prepaid expenses and other	(726,460)	1,055,946
Reduction in lease liability	(117,321)	(102,677)
Other assets	114,570	(94,085)
Accounts payable and accrued expenses	997,327	271,386
Accrued compensation	285,431	113,379
Advance from customers	2,150,466	-
Net cash provided by (used in) operating activities	1,418,750	(2,880,218)

Cash flows from investing activities:
Increase in intangibles	(108,917)	(61,536)
Purchases of property and equipment	(18,212)	(61,566)
Net cash used in investing activities	(127,129)	(123,102)

Cash flows from financing activities:
Proceeds from sale of common stock, net	1,684,123	-
Proceeds from exercise of stock options	34,480	49,330
Net cash provided by financing activities	1,718,603	49,330

Effect of exchange rate changes in cash	(10,363)	(3,250)
Net increase (decrease) in cash and cash equivalents	2,999,861	(2,957,240)

Cash and cash equivalents at beginning of period	4,199,311	8,641,027

Cash and cash equivalents at end of period	$7,199,172	$5,683,787

Supplemental Disclosure of Cash-Flow Information:
Cash paid during the period for:
Income taxes	$10,646	$11,735

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

Our primary focus is the research and development of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets.

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

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19. While the Company does offer a COVID-19 antibody diagnostic test, all of our COVID-19 revenues in fiscal 2022 have come from international sales of our antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus.

The other products we sell are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our commercial products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency.  In addition, some products are cleared for sale in the U.S. by the FDA.

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

The unaudited, condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the annual financial statements and notes. The condensed consolidated balance sheet data as of May 31, 2021 was derived from restated, audited financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 27, 2021 for the fiscal year ended May 31, 2021, which have been restated as described in our Form 10-K/A as filed on October 14, 2021. The results of operations for the interim periods are not necessarily indicative of results to be achieved for the full fiscal year.

CORRECTION OF AN ERROR

As disclosed in our Form 10-K/A for the year ended May 31, 2021, filed on October 14, 2021, during the process of preparing our financial statements for the quarter ended August 31, 2021, we determined that our calculation of non-cash stock-based compensation expense related to issued stock options in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed the option at vesting dates versus pro-rata over the period the requisite service was provided. As a result of these errors, certain previously reported amounts in the condensed consolidated statement of operations, condensed consolidated statement of stockholders’ equity and condensed consolidated statement of cash flows for the periods ended November 30, 2020, were materially misstated; accordingly, we have restated the prior period financial statements. See Note 8 to these Financial Statements.

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

MARKETS AND METHODS OF DISTRIBUTION

Due to the Coronavirus global pandemic, the Company’s operations have been negatively impacted. The Company has faced disruptions in certain of the following areas, and may face further challenges from supply chain disruptions, loss of contracts and/or customers, closure of the Company’s manufacturing or distribution facilities or of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. These ongoing pandemic related disruptions have materially negatively impacted the Company’s operations and financial performance and may continue to have significant material negative impacts on the Company.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $33.2 million as of November 30, 2021.  Management expects to continue to incur significant costs as it advances its clinical trials and product development activities.

On January 22, 2021, the Company filed a prospectus supplement for purposes of raising up to $15,000,000 to the base prospectus filed with the SEC on July 21, 2020 and included in the registration statement on Form S-3 (File No. 333-239980) that was declared effective by the SEC on September 30, 2020. The shares included in the prospectus supplement may be sold pursuant to the terms of an At-The- Market Issuance Sales Agreement between the Company and B. Riley Securities, Inc., as sales agent, the ATM Agreement.

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

As a result of cash and cash equivalents on hand at November 30, 2021, management believes the Company has sufficient funds to operate through February 2023 and the ability to raise additional funds through the ATM Agreement noted above.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. As of November 30, 2021, the Company had approximately $6,950,000 of uninsured cash.  The Company does not believe it is exposed to any significant credit risks.

For the six months ended November 30, 2021 and 2020, the Company had two and one key customers which accounted for 66% and 35% of net consolidated sales, respectively.  At November 30, 2021 and May 31, 2021, the Company had three and two key distributors which accounted for a total of 73% and 73%, respectively, of gross accounts receivable.

For the six months ended November 30, 2021 and 2020, the Company had one and two key vendors which accounted for 77% and 56% of the purchases of raw materials, respectively. As of November 30, 2021 and May 31, 2021, the Company had one key vendor which accounted for 47% and 17%, respectively, of accounts payable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than six months.

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

The Company has established a reserve of approximately $28,000 for doubtful accounts as of November 30, 2021.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance and other items.  These items are reported as prepaid expenses and other, until either the inventory is physically received or the insurance and other items are expensed.

As of November 30, 2021 and May 31, 2021, the prepaid expenses and other were approximately $1,097,000 and $370,000, respectively. The prepaid expenses and other balance were composed of prepayments to raw materials suppliers, insurance and various other suppliers.

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

Inventories approximate the following at:

	November 30, 2021	May 31, 2021
Raw materials	$1,416,000	$1,583,000
Work in progress	708,000	1,006,000
Finished products	858,000	617,000
Total	$2,982,000	$3,206,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory carrying value to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of November 30, 2021 and May 31, 2021, inventory reserves were approximately $1,799,000 and $1,617,000, respectively. Of the inventory reserve, approximately $1,686,000 was related to a market downturn in our COVID-19 antibody test and materials, as the market shifted to COVID-19 PCR viral tests and antigen tests.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $26,000 and $26,000 for the three months ended November 30, 2021 and 2020, and approximately $54,000 and $53,000 for the six months ended November 30, 2021 and 2020, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization was approximately $7,000 and $6,000 for the three months ended November 30, 2021 and 2020 and approximately $14,000 and $12,000 for the six months ended November 30, 2021 and 2020, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of November 30, 2021 or 2020.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. Investments represent the Company’s equity investment in a Polish based distribution company which is primarily engaged in distributing medical products and devices, including those manufactured by the Company, and in certain cases, manufacturing the products they sell.  The Company currently has not written down the investment and has no information that would indicate the carrying value is greater than the fair value.  The Company owns approximately 6% of the Polish distribution company, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

SHARE-BASED COMPENSATION

The Company follows the guidance of the accounting provisions of Accounting Standards Codification 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation expense for all arrangements under which employees, directors and others are granted shares of the Company’s common stock or equity instruments (stock options). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

The following summary presents the options and warrants granted, exercised, expired, canceled and outstanding for the six months ended November 30, 2021:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2021	2,081,366	$3.59
Granted	24,000	4.25
Exercised	(21,500)	1.64
Cancelled or expired	(24,750)	3.24
Outstanding November 30, 2021	2,059,116	$3.62

During the six months ended November 30, 2021, options to purchase 21,500 shares of common stock were exercised at prices ranging from $1.20 to $3.62. Total net proceeds to the Company were $34,480.

During the six months ended November 30, 2021, the Company granted 24,000 options to purchase common stock at an average purchase price of $4.25.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes. The Company does not typically allow for returns except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts as of November 30, 2021 and 2020, and does not believe that any additional discounts will be given through the end of the contract periods. Services for contract works performed by the Company for others are invoiced and recognized as work that has been performed as the project progresses. The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors.  Physicians’ office products are sold to physicians and distributors, all of whom are categorized below according to the type of products sold to them. We also manufacture certain components on a contract basis for domestic and international manufacturers.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Physician's office	$3,359,000	$153,000	$3,616,000	$351,000
Clinical lab	642,000	893,000	1,528,000	1,475,000
Over-the-counter	534,000	272,000	613,000	457,000
Contract manufacturing	112,000	55,000	152,000	233,000
Total	$4,647,000	$1,373,000	$5,909,000	$2,516,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $619,000 and $617,000 of research and development costs during the three months ended November 30, 2021 and 2020 and approximately $1,058,000 and $1,328,000 during the six months ended November 30, 2021 and 2020, respectively.

INCOME TAXES

The Company has provided a valuation allowance on deferred income tax assets of approximately $6,462,000 and $5,904,000 as of November 30, 2021 and May 31, 2021, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the three and six months ended November 30, 2021 and 2020.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation at November 30, 2021 and 2020 was 2,059,116 and 1,399,763, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASUs issued by the Financial Accounting Standards Board and guidance issued by the Securities and Exchange Commission (“SEC”) did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:  SHAREHOLDERS’ EQUITY

Stock option expense during the six months ended November 30, 2021 and 2020 was approximately $634,000 and $500,000 (as restated, see Note 8 to these Financial Statements), respectively.

During the six months ended November 30, 2021, the Company sold 363,670 shares of its common stock at prices ranging from $4.02 to $5.63 under its January 22, 2021 prospectus supplement and the ATM Agreement (see Note 2 to these Financial Statements) which resulted in gross proceeds of approximately $1,751,000 and net proceeds to the Company of approximately $1,684,000 after deducting commissions for each sale and legal, accounting and other fees related to the filing of the Form S-3.

NOTE 4:  GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Revenues from sales to unaffiliated customers:
Asia	$3,373,000	$550,000	$4,048,000	$897,000
Europe	796,000	580,000	1,267,000	1,171,000
North America	429,000	107,000	534,000	241,000
Middle East	46,000	96,000	54,000	125,000
South America	3,000	40,000	6,000	82,000
	$4,647,000	$1,373,000	$5,909,000	$2,516,000

As of November 30, 2021 and May 31, 2021, approximately $574,000 and $803,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively. As of November 30, 2021 and May 31, 2021, approximately $22,000 and $25,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5:  LEASES

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  On November 30, 2015, the Company entered into the First Amendment to Lease wherein it exercised its option to extend its lease until August 31, 2021. The initial base rent for the lease extension was $21,000 per month, increasing to $23,637 through August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years through August 2026.  The Company was also granted an additional five years lease extension option through August 2031. The rent is currently $25,970 per month and will increase by 3% each year at the beginning of September. The security deposit of $22,080 remains the same.

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

Rent expense in the U.S. for the six months ended November 30, 2021 and 2020 was approximately $155,000 and $152,000, respectively.  Rent expense for the Mexico facility for the six months ended November 30, 2021 and 2020 was approximately $21,000 and $22,000, respectively.

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

Supplemental cash flow information related to leases for the six months ended November 30, 2021:

Operating cash flows from operating leases	$166,216
Right-of-use assets obtained in exchange for
new operating lease liabilities	$-
Weighted average remaining lease term (in years)	4.77
Weighted average discount rate	6.50%

The approximate maturity of lease liabilities as of November 30, 2021 are as follows:

Less than 1 year	$345,000
1 to 2 years	355,000
2 to 3 years	366,000
3 to 4 years	377,000
4 to 5 years	298,000
Total undiscounted lease payments	1,741,000
Less imputed interest	239,000
Total operating lease liabilities	$1,502,000

According to the terms of the lease in Irvine, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

The Company also has various insignificant leases for office equipment.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of November 30, 2021.

On July 2, 2020, we received a notice of investigation and subpoena from the Division of Enforcement of the SEC. The subpoena requested information and documents related to events leading up to our March 17, 2020 announcement that, among other things, we had commenced shipping samples of our COVID-19 IgG/IgM Rapid Test to countries outside of the United States. In addition, on December 15, 2020, the SEC sent a second subpoena related to this same investigation to Zack Irani, the Company’s CEO, requesting personal and Company documents and information held by Mr. Irani. The Company and Mr. Irani cooperated fully with the SEC’s investigation and provided information as requested.

On December 2, 2021, the Company was notified by the SEC that they had concluded their investigations with no enforcement action recommendations. The notices of investigation conclusion pertain to the Subpoena for information sent to the Company in July 2020, as well as the Subpoena for information sent to the Company’s CEO in December 2020.

CONTRACTS AND LICENSING AGREEMENTS

On April 15, 2021, the Company signed a general merchandise agreement with Walmart for the Company’s EZ Detect product.

On June 21, 2021, the Company signed an exclusive distribution and marketing agreement in Canada for its Helicobacter Pylori (H. Pylori) test.

NOTE 7:  SUBSEQUENT EVENTS

Subsequent to November 30, 2021, the Company sold 157,597 shares of its common stock under its S-3 “shelf” Registration statement.  The average sale price was $4.13 per share. Net proceeds to the Company were approximately $634,000.

At the December 9, 2021 board meeting, the Board of Directors approved the grant of 283,000 options to purchase shares of the Company’s common stock to officers, directors and certain employees.  The options are exercisable by outside board members one year from date of grant and for officers and employees one-quarter per year with the first quarter vesting one year from date of grant. The options will be at the exercise price of $4.46 per share and expire ten years from date of grant.

We held our Annual Meeting of Stockholders on December 9, 2021, to consider and vote on the proposals set forth in our proxy statement filed with the Securities and Exchange Commission on September 28, 2021. Please refer to the Form 8-K filed on December 10, 2021 for a description of the results of the meeting.

NOTE 8:  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During September 2021, the Company determined that errors were included in the previously issued financial statements as described below. As a result, we restated our financial statements for the periods ended November 30, 2020.

The Company discovered the errors listed below. The restatement corrects these errors.

Our non-cash stock-based compensation expenses calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service and vesting had occurred, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed all issued options at vesting dates versus pro- rata over the period the requisite service was provided.

Stock-based compensation expense shown on the statement of operations is a non-cash expense, and impacts accumulated deficit and additional paid-in capital on the balance sheet. However, this does not impact the Company’s cash, revenues or other aspects of ongoing operations.

The restatement for the quarter ended November 30, 2020 resulted in no changes in the provision for income taxes.

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

The effect of the restatement on the consolidated statement of cash flows for the period ended November 30, 2020 is as follows:

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

We are currently finalizing an endpoint determination clinical trial on our InFoods® IBS product. This trial is and has been conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan and other institutions. This trial monitors IBS patients over an 8-week period to determine the efficacy of our InFoods® IBS product to improve the patients’ IBS symptoms. We have completed the trial, and we expect top-line trial results to be reported at or around the end of January 2022. During the next six months, we also expect to be entertaining partnership/licensing discussions with pharmaceutical and technology companies that could help us commercialize the product, including assisting with obtaining final FDA clearance.

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

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19. While the Company does offer a COVID-19 antibody diagnostic test, all of our COVID-19 revenues in fiscal 2022 have come from international sales of our antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. These COVID-19 antigen tests have accounted for approximately 60% of our revenues during the first six months of fiscal 2022.

The other products we sell are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency.  In addition, some products are cleared for sale in the U.S. by the FDA.

While sales continue to occur in our COVID-19 products, the majority of our research and development efforts are focused on development and commercialization of non-COVID related products such as our H. Pylori product, and our InFoods® IBS product.

We also recently added several new employees in our sales and marketing department in order to increase sales of existing products during fiscal 2022. Through these efforts, our EZ Detect colon disease home screening test is seeing a significant increased interest from retailers such as Walmart, distributors, and screening programs in other countries.

RESULTS OF OPERATIONS

As disclosed in Note 8 of Item 1 to these unaudited condensed consolidated financial statements, during the fiscal quarter ended November 30, 2021, we determined that our calculation of non-cash stock-based compensation expense related to issued stock options in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed the option at vesting dates versus pro rata over the period the requisite service was provided. These errors resulted in an understatement of stock compensation expense during the six months ended November 30, 2020, and periods prior to May 31, 2020, resulting in a cumulative adjustment to equity accounts. As a result, our previously issued financial statements for the six months ended November 30, 2020 have been restated.

Three months ended November 30, 2021

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Increase (Decrease)
	2021	2020	$	%
Physician's office	$3,359,000	$153,000	$3,206,000	2095%
Clinical lab	642,000	893,000	(251,000)	-28%
Over-the-counter	534,000	272,000	262,000	96%
Contract manufacturing	112,000	55,000	57,000	104%
Total	$4,647,000	$1,373,000	$3,274,000	238%

Consolidated net sales were approximately $4,647,000 for the three months ended November 30, 2021, as compared to $1,373,000 for the three months ended November 30, 2020. This represents an increase of approximately $3,274,000 or 238%. The increase for the three months ended November 30, 2021, as compared to the three months ended November 30, 2020, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Consolidated cost of sales was approximately $3,875,000 or 83% of net sales, for the three months ended November 30, 2021, as compared to $1,064,000 or 78% of net sales, for the three months ended November 30, 2020. This represents an increase of approximately $2,811,000 or 264%. The increase for the three months ended November 30, 2021, as compared to the three months ended November 30, 2020, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended November 30,

	2021		2020		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,282,998	28%	$1,404,846	102%	$(121,848)	-9%
Research and Development	$618,522	13%	$616,561	45%	$1,961	0%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,283,000 for the three months ended November 30, 2021, as compared to $1,405,000 for the three months ended November 30, 2020. This represents a decrease of approximately $122,000 or 9%. The decrease in the three months ended November 30, 2021, was primarily due to a reduction of legal expense and bad debt expense.

Research and Development

Consolidated research and development expenses were approximately $619,000 for the three months ended November 30, 2021, as compared to $617,000 for the three months ended November 30, 2020. This represents an increase of approximately $2,000 or 0%.

Interest Income

Interest and dividend income were $6,916 for the three months ended November 30, 2021, as compared to $7,983 for the three months ended November 30, 2020. This represents a decrease of $1,067 or 13%.

Six months ended November 30, 2021

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Six Months Ended November 30,		Increase (Decrease)
	2021	2020	$	%
Physician's office	$3,616,000	$351,000	$3,265,000	930%
Clinical lab	1,528,000	1,475,000	53,000	4%
Over-the-counter	613,000	457,000	156,000	34%
Contract manufacturing	152,000	233,000	(81,000)	-35%
Total	$5,909,000	$2,516,000	$3,393,000	135%

Consolidated net sales were approximately $5,909,000 for the six months ended November 30, 2021, as compared to $2,516,000 for the six months ended November 30, 2020. This represents an increase of approximately $3,393,000 or 135%. The increase for the six months ended November 30, 2021, as compared to the six months ended November 30, 2020, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Consolidated cost of sales was approximately $5,226,000 or 88% of net sales, for the six months ended November 30, 2021, as compared to $2,090,000 or 83% of net sales, for the six months ended November 30, 2020. This represents an increase of approximately $3,136,000 or 150%. The increase for the six months ended November 30, 2021, as compared to the six months ended November 30, 2020, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Operating Expenses

The following is a summary of operating expenses:

	Six Months Ended November 30,

	2021		2020		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$2,294,533	39%	$2,710,790	108%	$(416,257)	-15%
Research and Development	$1,058,386	18%	$1,328,066	53%	$(269,680)	-20%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $2,295,000 for the six months ended November 30, 2021, as compared to $2,711,000 for the six months ended November 30, 2020. This represents a decrease of approximately $416,000 or 15%. The decrease in the six months ended November 30, 2021, was primarily due to a reduction of legal expense and bad debt expense.

Research and Development

Consolidated research and development expenses were approximately $1,058,000 for the six months ended November 30, 2021, as compared to $1,328,000 for the six months ended November 30, 2020. This represents a decrease of approximately $270,000 or 20%. The decrease in the six months ended November 30, 2021, was primarily a result of decreases in costs related to the research, development, and validation of COVID-19 tests.

Interest Income

Interest and dividend income were $13,721 for the six months ended November 30, 2021, as compared to $16,074 for the six months ended November 30, 2020. This represents a decrease of $2,353 or 15%.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	November 30, 2021	May 31, 2021

Cash and cash equivalents	$7,199,172	$4,199,311
Working capital including cash and cash equivalents	$7,662,477	$7,930,687

As of November 30, 2021 and May 31, 2021, we had cash and cash equivalents of approximately $7,199,000 and $4,199,000, respectively, and working capital of approximately $7,662,000 and $7,931,000, respectively. As a result of cash and cash equivalents on hand at November 30, 2021, and our ability to raise additional funds through our ATM Agreement, management believes we have sufficient funds to operate through the next twelve months or more.

Operating Activities

Cash provided by operating activities of approximately $1,419,000 during the six months ended November 30, 2021, reflects a net loss of approximately $2,668,000 and non-cash adjustments of $201,000 primarily associated with depreciation, amortization, stock-based compensation, adjustments to allowance for doubtful accounts, and inventory reserves. In addition, we realized an increase in net working capital of approximately $3,886,000 primarily driven by an increase in advance from customers, and decrease in accounts receivable. For the six months ended November 30, 2020, cash used by operating activities of approximately $2,880,000 reflects a net loss of $3,610,000 and non-cash adjustments of $1,102,000 primarily associated with depreciation, amortization, stock-based compensation, and inventory reserves. The non-cash adjustments were partially offset by a decline in net working capital of approximately $371,000 driven by an increase in inventory, which was partially offset by a decrease in prepaid expenses.

Investing Activities

Cash used in investing activities for the six months ended November 30, 2021, was approximately $18,000 for purchases of property and equipment and $109,000 for increased intangibles. Cash used in investing activities for the six months ended November 30, 2020, was approximately $62,000 for purchases of property and equipment and $62,000 for increased intangibles.

Financing Activities

Cash provided by financing activities for the six months ended November 30, 2021, was approximately $1,719,000 which was a result of stock option exercises of $35,000 and net proceeds from the sale of common stock of $1,684,000. Cash provided by financing activities for the six months ended November 30, 2020, was approximately $49,000 which was a result of stock option exercises of $49,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of November 30, 2021.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, accounts receivable reserves, inventory valuation, lease liabilities, right-of-use assets, and stock- based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 2 to these Financial Statements for information on Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of November 30, 2021. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of November 30, 2021, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the financial reporting described below in the area of accounting for non-cash stock-based compensation.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of November 30, 2021.

On July 2, 2020, we received a notice of investigation and subpoena from the Division of Enforcement of the SEC. The subpoena requested information and documents related to events leading up to our March 17, 2020 announcement that, among other things, we had commenced shipping samples of our COVID-19 IgG/IgM Rapid Test to countries outside of the United States. In addition, on December 15, 2020, the SEC sent a second subpoena related to this same investigation to Zack Irani, the Company’s CEO, requesting personal and Company documents and information held by Mr. Irani. The Company and Mr. Irani cooperated fully with the SEC’s investigation and provided information as requested.

On December 2, 2021, the Company was notified by the SEC that they had concluded their investigations with no enforcement action recommendations. The notices of investigation conclusion pertain to the Subpoena for information sent to the Company in July 2020, as well as the Subpoena for information sent to the Company’s CEO in December 2020.

ITEM 1A.  RISKS AND UNCERTAINTIES.

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K/A, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the six months ended November 30, 2021, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K/A.

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

Date: January 12, 2022
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2022
	By:	/S/ Steve Sloan
Steve Sloan
Chief Financial Officer
(Principal Financial Officer)