Form 10-Q
period 2022-02-28
BIOMERICA INC
filed 2022-04-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

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

         Yes  [_]  No [X]

The number of shares of the registrant's common stock outstanding as of April 14, 2022 was 12,851,924.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	February 28, 2022 (Unaudited)
		May 31, 2021

Assets

Current Assets:
Cash and cash equivalents	$10,173,808	$4,199,311
Accounts receivable, less allowance for doubtful accounts of $20,293 and $837,415 as of February 28, 2022 and May 31, 2021, respectively	1,158,738	1,455,051
Inventories, net	3,231,430	3,206,255
Prepaid expenses and other	667,129	370,290
Total current assets	15,231,105	9,230,907

Property and equipment, net of accumulated depreciation and amortization of $2,046,612 and $1,972,357 as of February 28, 2022 and May 31, 2021, respectively	263,048	310,520

Right of use assets, net of accumulated amortization of $658,773 and $469,077 as of February 28, 2022 and May 31, 2021, respectively	1,367,863	1,553,081

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $49,253 and $126,769 as of February 28, 2022 and May 31, 2021, respectively	386,013	294,830

Other assets	146,980	264,151
Total Assets	$17,560,333	$11,818,813

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$2,608,840	$583,380
Accrued compensation	537,284	388,896
Advances from customers	3,213,052	-
Lease liability, current portion	338,744	327,944
Total current liabilities	6,697,920	1,300,220
Lease liability, net of current portion	1,104,611	1,291,570
Total Liabilities	7,802,531	2,591,790

Commitments and contingencies (Notes 1 and 6)

Shareholders' Equity:
Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of February 28, 2022 and May 31, 2021	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of February 28, 2022 and May 31, 2021	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 12,851,924 and 12,307,157 issued and outstanding at February 28, 2022 and May 31, 2021, respectively	1,028,152	984,571
Additional paid-in-capital	42,108,865	38,836,743
Accumulated other comprehensive loss	(60,857)	(47,956)
Accumulated deficit	(33,318,358)	(30,546,335)
Total Shareholders' Equity	9,757,802	9,227,023
Total Liabilities and Shareholders' Equity	$17,560,333	$11,818,813
The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	Three Months Ended February 28,		Nine Months Ended February 28,

	2022	2021 (As Restated)	2022	2021 (As Restated)
Net sales	$7,660,501	$3,628,638	$13,569,188	$6,144,970
Cost of sales	(5,987,277)	(3,702,069)	(11,213,175)	(5,791,593)
Gross profit (loss)	1,673,224	(73,431)	2,356,013	353,377

Operating expenses:
Selling, general and administrative	1,323,725	1,527,947	3,618,258	4,238,737
Research and development	456,998	563,967	1,515,384	1,892,033
Total operating expense	1,780,723	2,091,914	5,133,642	6,130,770

Loss from operations	(107,499)	(2,165,345)	(2,777,629)	(5,777,393)

Other income:
Dividend and interest income	6,019	37,687	19,740	53,761

Loss before income taxes	(101,480)	(2,127,658)	(2,757,889)	(5,723,632)

(Provision) benefit for income taxes	(2,688)	3,117	(14,134)	(11,401)

Net loss	$(104,168)	$(2,124,541)	$(2,772,023)	$(5,735,033)

Basic net loss per common share	$(0.01)	$(0.18)	$(0.22)	$(0.49)

Diluted net loss per common share	$(0.01)	$(0.18)	$(0.22)	$(0.49)

Weighted average number of common and common equivalent shares:
Basic	12,820,481	11,905,492	12,611,760	11,802,803

Diluted	12,820,481	11,905,492	12,611,760	11,802,803

Net loss	$(104,168)	$(2,124,541)	$(2,772,023)	$(5,735,033)

Other comprehensive loss, net of tax:
Foreign currency translation	(2,538)	(5,437)	(12,901)	(8,687)
Comprehensive loss	$(106,706)	$(2,129,978)	$(2,784,924)	$(5,743,720)
The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Nine Months Ended February 28, 2021 (As Restated)

	Common Stock		Series A 5% Convertible Preferred Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total
Balances, May 31, 2020, restated	11,740,089	$939,205	321,429	$25,714	$36,388,056	$(39,841)	$(23,100,081)	$14,213,053

Exercise of stock options	81,750	6,540	-	-	89,915	-	-	96,455
Net proceeds from ATM	158,889	12,711	-	-	998,764	-	-	1,011,475
Foreign currency translation	-	-	-	-	-	(8,687)	-	(8,687)
Conversion of preferred to common stock	321,429	25,714	(321,429)	(25,714)	-	-	-	-
Compensation expense in connection with options granted	-	-	-	-	1,022,320	-	-	1,022,320
Net loss	-	-	-	-	-	-	(5,735,033)	(5,735,033)

Balances, February 28, 2021, restated	12,302,157	$984,170	-	$-	$38,499,055	$(48,528)	$(28,835,114)	$10,599,583

For the Nine Months Ended February 28, 2022

	Common Stock		Series A 5% Convertible Preferred Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total
Balances, May 31, 2021	12,307,157	$984,571	-	$-	$38,836,743	$(47,956)	$(30,546,335)	$9,227,023

Exercise of stock options	23,500	1,880	-	-	37,295	-	-	39,175
Net proceeds from ATM	521,267	41,701	-	-	2,275,459	-	-	2,317,160
Foreign currency translation	-	-	-	-	-	(12,901)	-	(12,901)
Compensation expense in connection with options granted	-	-	-	-	959,368	-	-	959,368
Net loss	-	-	-	-	-	-	(2,772,023)	(2,772,023)

Balances, February 28, 2022	12,851,924	$1,028,152	-	$-	$42,108,865	$(60,857)	$(33,318,358)	$9,757,802
The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended February 28,

		2021 (As Restated)
	2022
Cash flows from operating activities:

Net loss	$(2,772,023)	$(5,735,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102,272	94,550
Change in allowance on accounts receivable	(817,122)	578,438
Inventory reserve	270,805	1,437,547
Stock option expense	959,368	1,022,320
Amortization of right-of-use asset	189,696	173,919
Changes in assets and liabilities:
Accounts receivable	1,113,435	(690,691)
Inventories	(295,980)	(1,446,766)
Prepaid expenses and other	(296,839)	734,966
Reduction in lease liability	(180,637)	(156,384)
Other assets	117,171	(114,664)
Accounts payable and accrued expenses	2,025,460	(230,575)
Accrued compensation	148,388	88,309
Advances from customers	3,213,052	-
Net cash provided by (used in) operating activities	3,777,046	(4,244,064)

Cash flows from investing activities:
Increase in intangibles	(113,436)	(116,881)
Purchases of property and equipment	(32,547)	(106,760)
Net cash used in investing activities	(145,983)	(223,641)

Cash flows from financing activities:
Proceeds from sale of common stock, net	2,317,160	1,011,475
Proceeds from exercise of stock options	39,175	96,455
Net cash provided by financing activities	2,356,335	1,107,930

Effect of exchange rate changes in cash	(12,901)	(8,687)
Net increase (decrease) in cash and cash equivalents	5,974,497	(3,368,462)

Cash and cash equivalents at beginning of period	4,199,311	8,641,027

Cash and cash equivalents at end of period	$10,173,808	$5,272,565

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$13,334	$13,730

Non-cash investing and financing activities:
Increase in right-of-use asset due to lease extension or establishment	$4,478	$-
Increase in lease liability due to lease extension or establishment	$4,478	$-
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

Our primary focus is the research, development, and regulatory approval of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets.

Our existing medical diagnostic products that are in the market are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and drugstores like Walmart and Walgreens). Our diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19, or is currently infected. While the Company does offer a COVID-19 antibody diagnostic test, all of our COVID-19 revenues in fiscal 2022 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus.

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

CORRECTION OF AN ERROR

As disclosed in our Form 10-K/A for the year ended May 31, 2021, filed on October 14, 2021, during the process of preparing our financial statements for the quarter ended August 31, 2021, we determined that our calculation of non-cash stock-based compensation expense related to issued stock options in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed the option at vesting dates versus pro-rata over the period the requisite service was provided. As a result of these errors, certain previously reported amounts in the condensed consolidated statement of operations, condensed consolidated statement of stockholders’ equity and condensed consolidated statement of cash flows for the periods ended February 28, 2021, were materially misstated; accordingly, we have restated the prior period financial statements. See Note 8 to these Financial Statements.

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

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $33.3 million as of February 28, 2022. Management expects to continue to incur significant costs as it advances its clinical trials and product development activities.

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

Under an ATM Agreement, sales of shares are deemed to be sold “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The sales agent under the ATM Agreement agrees to use commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold from time to time by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company. The Company has no obligation to sell any of the shares under the ATM Agreement, and may at any time suspend offers under, or terminate the ATM Agreement.

As a result of cash and cash equivalents on hand at February 28, 2022, and the ability to raise additional funds through the ATM Agreement noted above, management believes the Company has sufficient funds to operate through May 2023.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. As of February 28, 2022, the Company had approximately $9,765,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

For the nine months ended February 28, 2022 and 2021, the Company had three and two key customers who are located in foreign countries which accounted for 75% and 66% of net consolidated sales, respectively. At February 28, 2022 and May 31, 2021, the Company had one and two key customers who are located in foreign countries which accounted for a total of 67% and 73%, respectively, of gross accounts receivable.

For the nine months ended February 28, 2022 and 2021, the Company had one key vendor which accounted for 85% and 62% of the purchases of raw materials, respectively. As of February 28, 2022 and May 31, 2021, the Company had one key vendor which accounted for 80% and 17%, respectively, of accounts payable.

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

The Company has established a reserve of approximately $20,000 for doubtful accounts as of February 28, 2022.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance and other items.  These items are reported as prepaid expenses and other, until either the inventory is physically received or the insurance and other items are expensed.

As of February 28, 2022 and May 31, 2021, the prepaid expenses and other were approximately $667,000 and $370,000, respectively. The prepaid expenses and other balance were composed of prepayments to raw materials suppliers, insurance and various other suppliers.

INVENTORIES, NET

The Company values inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The inventory reserve (as described below) is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities.

Net inventories are approximately the following:

	February 28, 2022	May 31, 2021
Raw materials	$1,360,000	$1,583,000
Work in progress	714,000	1,006,000
Finished products	1,157,000	617,000
Total	$3,231,000	$3,206,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory carrying value to estimated realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. As of February 28, 2022 and May 31, 2021, inventory reserves were approximately $1,888,000 and $1,617,000, respectively. Of the inventory reserve as of February 28, 2022, approximately $1,686,000 was related to a market downturn in our COVID-19 antibody test and materials, as the market shifted to COVID-19 PCR viral tests and antigen tests.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $26,000 for the three months ended February 28, 2022 and 2021, and approximately $80,000 and $78,000 for the nine months ended February 28, 2022 and 2021, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization was approximately $8,000 and $4,000 for the three months ended February 28, 2022 and 2021 and approximately $22,000 and $16,000 for the nine months ended February 28, 2022 and 2021, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. No impairment adjustment was required as of February 28, 2022 or 2021.

INVESTMENTS

From time-to-time, the Company makes investments in privately-held companies.  The Company determines whether the fair values of any investments in privately-held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. Investments represent the Company’s equity investment in a Polish-based distribution company which is primarily engaged in distributing medical products and devices, including those manufactured by the Company, and in certain cases, manufacturing the products they sell.  The Company currently has not written down the investment and has no information that would indicate the carrying value is greater than the fair value.  The Company owns approximately 6% of the Polish distribution company, and accordingly, applies the cost method to account for the investment.  Under the cost method, investments are recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

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

The following summary presents the options and warrants granted, exercised, expired, canceled and outstanding for the nine months ended February 28, 2022:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2021	2,081,366	$3.59
Granted	307,000	4.44
Exercised	(23,500)	1.71
Cancelled or expired	(28,750)	3.49
Outstanding February 28, 2022	2,336,116	$3.72

During the nine months ended February 28, 2022, options to purchase 23,500 shares of common stock were exercised at prices ranging from $1.20 to $3.62. Total net proceeds to the Company were $39,175.

During the nine months ended February 28, 2022, the Company granted 307,000 options to purchase common stock at an average purchase price of $4.44.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes.

The Company does not typically allow for returns from international customers except in the event of defective merchandise and therefore does not establish an allowance for returns. The Company does allow for a return merchandise allowance of approximately one percent of sales to certain domestic retailers. This allowance reduces revenue recognition by approximately one percent, and is included in sales discounts. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts as of February 28, 2022 and 2021, and does not believe that any additional discounts will be given through the end of the contract periods.

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

During the quarter ended February 28, 2022, the Company had approximately $3,213,000 of advances from certain foreign customers. The majority of these advances are prepayments on orders that are expected to ship during our fourth quarter ended May 31, 2022.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
Physician's office	$6,518,000	$2,384,000	$10,134,000	$2,735,000
Clinical lab	731,000	967,000	2,259,000	2,441,000
Over-the-counter	244,000	148,000	857,000	605,000
Contract manufacturing	167,000	130,000	319,000	364,000
Total	$7,660,000	$3,629,000	$13,569,000	$6,145,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $457,000 and $564,000 of research and development costs during the three months ended February 28, 2022 and 2021 and approximately $1,515,000 and $1,892,000 during the nine months ended February 28, 2022 and 2021, respectively.

INCOME TAXES

The Company has provided a valuation allowance on deferred income tax assets of approximately $6,479,000 and $5,904,000 as of February 28, 2022 and May 31, 2021, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no adjustments to foreign currency loss that are included in the consolidated statements of operations for the three and nine months ended February 28, 2022 and 2021.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation at February 28, 2022 and 2021 was 2,336,116 and 1,360,192, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASUs issued by the Financial Accounting Standards Board and guidance issued by the Securities and Exchange Commission (“SEC”) did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:  SHAREHOLDERS’ EQUITY

Stock option expense during the nine months ended February 28, 2022 and 2021 was approximately $959,000 and $1,022,000 (as restated, see Note 8 to these Financial Statements), respectively.

During the nine months ended February 28, 2022, the Company sold 521,267 shares of its common stock at prices ranging from $4.02 to $5.63 under its January 22, 2021 prospectus supplement and the ATM Agreement (see Note 2 to these Financial Statements) which resulted in gross proceeds of approximately $2,402,000 and net proceeds to the Company of approximately $2,317,000 after deducting commissions for each sale and legal, accounting and other fees related to the filing of the Form S-3.

NOTE 4:  GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
Revenues from sales to unaffiliated customers:
Asia	$4,877,000	$756,000	$8,925,000	$1,653,000
Europe	2,416,000	2,611,000	3,683,000	3,781,000
North America	286,000	133,000	820,000	374,000
South America	81,000	64,000	87,000	146,000
Middle East	-	65,000	54,000	191,000
	$7,660,000	$3,629,000	$13,569,000	$6,145,000

As of February 28, 2022 and May 31, 2021, approximately $142,000 and $803,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively. As of February 28, 2022 and May 31, 2021, approximately $19,000 and $25,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5:  LEASES

On June 18, 2009, the Company entered into an agreement to lease a building in Irvine, California. The lease commenced September 1, 2009 and ended August 31, 2016.  On November 30, 2015, the Company entered into the First Amendment to Lease wherein it exercised its option to extend its lease until August 31, 2021. The initial base rent for the lease extension was $21,000 per month, increasing to $23,637 through August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years through August 2026.  The Company was also granted an additional five years lease extension option through August 2031. The rent is currently $25,588 per month. The security deposit of $22,078 remains the same.

In November 2016, the Company’s subsidiary, Biomerica de Mexico, entered into a ten-year lease for approximately 8,104 square feet at a monthly rent of $2,926. The Company has one 10-year option to renew at the end of the initial lease period. The yearly rate is subject to an annual adjustment for inflation according to the United States Bureau of Labor Statistics Consumer Price Index for All Urban Consumers. The monthly rate is currently $3,438.  Biomerica, Inc. is not a guarantor of such lease.  Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.

In addition, the Company leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, its Germany subsidiary.

Rent expense in the U.S. for the nine months ended February 28, 2022 and 2021 was approximately $230,000 and $227,000, respectively.  Rent expense for the Mexico facility for the nine months ended February 28, 2022 and 2021 was approximately $31,000.

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

Supplemental cash flow information related to leases for the nine months ended February 28, 2022:

Operating cash flows from operating leases	$252,252
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted average remaining lease term (in years)	4.53
Weighted average discount rate	6.50%

The approximate maturity of lease liabilities as of February 28, 2022 are as follows:

Less than 1 year	$349,000
1 to 2 years	359,000
2 to 3 years	370,000
3 to 4 years	381,000
4 to 5 years	201,000
Total undiscounted lease payments	1,660,000
Less imputed interest	217,000
Total operating lease liabilities	$1,443,000

According to the terms of the lease in Irvine, the Company is also responsible for routine repairs of the building and for certain increases in property tax.

The Company also has various insignificant leases for office equipment.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of February 28, 2022.

CONTRACTS AND LICENSING AGREEMENTS

None

NOTE 7:  SUBSEQUENT EVENTS

None.

NOTE 8:  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During September 2021, the Company determined that errors were included in the previously issued financial statements as described below. As a result, we restated our financial statements for the periods ended February 28, 2021.

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

The restatement for the quarter ended February 28, 2021 resulted in no changes in the provision for income taxes.

The effect of the restatement on the consolidated statement of operations for the three months ended February 28, 2021 is as follows:

	As Previously Reported	Adjustments	As Restated
Cost of sales	$3,667,143	$34,926	$3,702,069
Gross Profit	(38,505)	(34,926)	(73,431)

Operating Expenses:
Selling, general and administrative	1,278,393	249,554	1,527,947
Research and development	563,216	751	563,967
Total operating expense	1,841,609	250,305	2,091,914

Loss from operations	(1,880,114)	(285,231)	(2,165,345)

Loss before income taxes	(1,842,427)	(285,231)	(2,127,658)

Net loss	$(1,839,310)	$(285,231)	$(2,124,541)

Basic net loss per common share	$(0.15)	$(0.03)	$(0.18)

Diluted net loss per common share	$(0.15)	$(0.03)	$(0.18)

Comprehensive loss	$(1,844,747)	$(285,231)	$(2,129,978)

The effect of the restatement on the consolidated statement of operations for the nine months ended February 28, 2021 is as follows:

	As Previously Reported	Adjustments	As Restated
Cost of sales	$5,639,103	$152,490	$5,791,593
Gross Profit	505,867	(152,490)	353,377

Operating Expenses:
Selling, general and administrative	3,697,804	540,933	4,238,737
Research and development	1,824,312	67,721	1,892,033
Total operating expense	5,522,116	608,654	6,130,770

Loss from operations	(5,016,249)	(761,144)	(5,777,393)

Loss before income taxes	(4,962,488)	(761,144)	(5,723,632)

Net loss	$(4,973,889)	$(761,144)	$(5,735,033)

Basic net loss per common share	$(0.42)	$(0.07)	$(0.49)

Diluted net loss per common share	$(0.42)	$(0.07)	$(0.49)

Comprehensive loss	$(4,982,576)	$(761,144)	$(5,743,720)

The effect of the restatement on the consolidated statement of cash flows for the period ended February 28, 2021 is as follows:

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:

Net loss	$(4,973,889)	$(761,144)	$(5,735,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	261,176	761,144	1,022,320
Net cash used in operating activities	(4,244,064)	-	(4,244,064)

Cash and cash equivalents at end of period	$5,272,565	$-	$5,272,565

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

Our primary focus is the research and development of revolutionary, patented, diagnostic-guided therapy, or DGT, products to treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. If these DGT products prove effective in their clinical trials, and are ultimately cleared for sale by the U.S. Food and Drug Administration, we believe the revenue potential to the Company is significant.

We recently completed an endpoint determination clinical trial on our InFoods® IBS product. This trial was conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan and other institutions. This trial monitored IBS patients over an 8-week period to determine the efficacy of our InFoods® IBS product to improve the patients’ IBS symptoms. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements, indicating that the elimination of specific foods may meaningfully reduce the symptoms of IBS in all patient subtypes (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS-Constipation, in the top line data. The purpose of the endpoint study was to determine the symptom endpoint, or endpoints to be used in a final pivotal trial that will be conducted to attain the validation data needed to apply for FDA clearance for the product. We are now in the process of reviewing the complete data-set and selecting the target endpoint(s) to be used in the pivotal trial. We are also writing the protocols for this trial and expect to present these protocols to the FDA over the next several months, with the intention of beginning the trial in calendar year 2022. The trial is expected to include the large medical institution participants that conducted the endpoint trial, in addition to other new institutions and a Clinical Research Organization. We are also beginning the work of selecting and validating at least one new disease (such as ulcerative colitis or migraines), where there is evidence that certain foods can trigger or contribute to the symptoms found in these indications. We expect any new disease we target will follow a similar development pathway as InFoods IBS in seeking FDA clearance of the diagnostic guided therapy.

We will also continue to evaluate partnership/licensing opportunities, as they arise, with U.S and multinational companies that could help us commercialize the InFoods products in the U.S and overseas.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and over-the-counter drugstores like Walmart and Walgreens). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19, or is currently infected. While the Company does offer a COVID-19 antibody diagnostic test, all of our COVID-19 revenues in fiscal 2022 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus.

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

RESULTS OF OPERATIONS

As disclosed in Note 8 of Item 1 to these unaudited condensed consolidated financial statements, during the fiscal quarter ended  November 30, 2021, we determined that our calculation of non-cash stock-based compensation expense related to issued stock options in previously issued financial statements was incorrect. Our calculation applied forfeiture adjustments to both vested and unvested outstanding options, including those for which the employee had provided the requisite service, which resulted in an understatement of stock compensation expense. Additionally, our calculation expensed the option at vesting dates versus pro rata over the period the requisite service was provided. These errors resulted in an understatement of stock compensation expense during the nine months ended February 28, 2021, and periods prior to May 31, 2020, resulting in a cumulative adjustment to equity accounts. As a result, our previously issued financial statements for the nine months ended February 28, 2021 have been restated.

Three months ended February 28, 2022

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended February 28,,		Increase (Decrease)
	2022	2021	$	%
Physician's office	$6,518,000	$2,384,000	$4,134,000	173%
Clinical lab	731,000	967,000	(236,000)	-24%
Over-the-counter	244,000	148,000	96,000	65%
Contract manufacturing	167,000	130,000	37,000	28%
Total	$7,660,000	$3,629,000	$4,031,000	111%

Consolidated net sales were approximately $7,660,000 for the three months ended February 28, 2022, as compared to $3,629,000 for the three months ended February 28, 2021. This represents an increase of approximately $4,031,000 or 111%. The increase for the three months ended February 28, 2022, as compared to the three months ended February 28, 2021, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Consolidated cost of sales was approximately $5,987,000 or 78% of net sales, for the three months ended February 28, 2022, as compared to $3,702,000 or 102% of net sales, for the three months ended February 28, 2021. This represents an increase of approximately $2,285,000 or 62%. The increase for the three months ended February 28, 2022, as compared to the three months ended February 28, 2021, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended February 28,

	2022		2021		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,324,000	17%	$1,528,000	42%	$(204,000)	-13%
Research and Development	$457,000	6%	$564,000	16%	$(107,000)	-19%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,324,000 for the three months ended February 28, 2022, as compared to $1,528,000 for the three months ended February 28, 2021. This represents a decrease of approximately $204,000 or 13%. The decrease in the three months ended February 28, 2022, was primarily due to a reduction of bad debt expense, partially offset by increases in compensation and outside services expense.

Research and Development

Consolidated research and development expenses were approximately $457,000 for the three months ended February 28, 2022, as compared to $564,000 for the three months ended February 28, 2021. This represents a decrease of approximately $107,000 or 19%. The decrease in the three months ended February 28, 2022, was primarily a result of decreases in costs related to the research, development, and validation of COVID-19 tests.

Interest and Dividend Income

Interest and dividend income were approximately $6,000 for the three months ended February 28, 2022, as compared to $38,000 for the three months ended February 28, 2021. This represents a decrease of $32,000 or 84%.

Nine months ended February 28, 2022

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Nine Months Ended February 28,		Increase (Decrease)
	2022	2021	$	%
Physician's office	$10,134,000	$2,735,000	$7,399,000	271%
Clinical lab	2,259,000	2,441,000	(182,000)	-7%
Over-the-counter	857,000	605,000	252,000	42%
Contract manufacturing	319,000	364,000	(45,000)	-12%
Total	$13,569,000	$6,145,000	$7,424,000	121%

Consolidated net sales were approximately $13,569,000 for the nine months ended February 28, 2022, as compared to $6,145,000 for the nine months ended February 28, 2021. This represents an increase of approximately $7,424,000 or 121%. The increase for the nine months ended February 28, 2022, as compared to the nine months ended February 28, 2021, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Consolidated cost of sales was approximately $11,213,000 or 83% of net sales, for the nine months ended February 28, 2022, as compared to $5,792,000 or 94% of net sales, for the nine months ended February 28, 2021. This represents an increase of approximately $5,421,000 or 94%. The increase for the nine months ended February 28, 2022, as compared to the nine months ended February 28, 2021, was primarily due to the sale of our COVID-19 product to distributors in Asia and Europe.

Operating Expenses

The following is a summary of operating expenses:

	Nine Months Ended February 28,

	2022		2021		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$3,618,000	27%	$4,239,000	69%	$(621,000)	-15%
Research and Development	$1,515,000	11%	$1,892,000	31%	$(377,000)	-20%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $3,618,000 for the nine months ended February 28, 2022, as compared to $4,239,000 for the nine months ended February 28, 2021. This represents a decrease of approximately $621,000 or 15%. The decrease in the nine months ended February 28, 2022, was primarily due to a reduction of bad debt expense, partially offset by increases in compensation and outside services expense.

Research and Development

Consolidated research and development expenses were approximately $1,515,000 for the nine months ended February 28, 2022, as compared to $1,892,000 for the nine months ended February 28, 2021. This represents a decrease of approximately $377,000 or 20%. The decrease in the nine months ended February 28, 2022, was primarily a result of decreases in costs related to the research, development, and validation of COVID-19 tests.

Interest and Dividend Income

Interest and dividend income were approximately $20,000 for the nine months ended February 28, 2022, as compared to $54,000 for the nine months ended February 28, 2021. This represents a decrease of $34,000 or 63%.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	February 28, 2022	May 31, 2021

Cash and cash equivalents	$10,174,000	$4,199,000
Working capital including cash and cash equivalents	$8,533,000	$7,931,000

As of February 28, 2022 and May 31, 2021, we had cash and cash equivalents of approximately $10,174,000 and $4,199,000, respectively, and working capital of approximately $8,533,000 and $7,931,000, respectively. As a result of cash and cash equivalents on hand at February 28, 2022, and our ability to raise additional funds through our ATM Agreement, management believes we have sufficient funds to operate through the next twelve months or more.

Operating Activities

Cash provided by operating activities of approximately $3,777,000 during the nine months ended February 28, 2022, reflects a net loss of approximately $2,772,000 and non-cash adjustments of $705,000 primarily associated with depreciation, amortization, stock-based compensation, adjustments to allowance for doubtful accounts, and inventory reserves. In addition, we realized an increase in net working capital of approximately $5,844,000 primarily driven by an increase in advances from customers and accounts payable. For the nine months ended February 28, 2021, cash used by operating activities of approximately $4,244,000 reflects a net loss of $5,735,000 and non-cash adjustments of $3,307,000 primarily associated with depreciation, amortization, stock-based compensation, and inventory reserves. The non-cash adjustments were partially offset by a decline in net working capital of approximately $1,816,000 primarily driven by an increase in inventory.

Investing Activities

Cash used in investing activities for the nine months ended February 28, 2022, was approximately $33,000 for purchases of property and equipment and $113,000 for increased intangibles. Cash used in investing activities for the nine months ended February 28, 2021, was approximately $107,000 for purchases of property and equipment and $117,000 for increased intangibles.

Financing Activities

Cash provided by financing activities for the nine months ended February 28, 2022, was approximately $2,356,000 which was a result of stock option exercises of $39,000 and net proceeds from the sale of common stock of $2,317,000. Cash provided by financing activities for the nine months ended February 28, 2021, was approximately $1,108,000 which was a result of stock option exercises of $96,000 and proceeds from the sale of comment stock of $1,011,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of February 28, 2022.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. There were no legal proceedings pending as of February 28, 2022.

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

During the nine months ended February 28, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K/A.

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

Date: April 14, 2022
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2022
	By:	/S/ Steve Sloan
Steve Sloan
Chief Financial Officer
(Principal Financial Officer)