Form 10-Q
period 2022-08-31
BIOMERICA INC
filed 2022-10-13
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2022 or

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

         Yes [_] No [X]

The number of shares of the registrant's common stock outstanding as of October 11, 2022 was 13,427,651.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

August 31, 2022		May 31, 2022

Assets

Current Assets:
Cash and cash equivalents	$6,075,037	$5,916,983
Accounts receivable, less allowance for doubtful accounts of $383,106 and $153,231 as of August 31, 2022 and May 31, 2022, respectively	932,273	773,818
Inventories, net of inventory reserves of $981,814 and $845,549 as of August 31, 2022 and May 31, 2022, respectively	1,921,734	2,416,447
Prepaid expenses and other	238,762	320,283
Total current assets	9,167,806	9,427,531

Property and equipment, net of accumulated depreciation and amortization of $1,325,561 and $1,305,360 as of August 31, 2022 and May 31, 2022, respectively	227,908	214,487

Right of use assets, net of accumulated amortization of $791,859 and $724,802 as of August 31, 2022 and May 31, 2022, respectively	1,234,777	1,301,834

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $21,271 and $18,994 as of August 31, 2022 and May 31, 2022, respectively	160,750	169,516

Other assets	93,509	95,588
Total Assets	$11,050,074	$11,374,280

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$671,240	$972,372
Accrued compensation	591,948	646,944
Advance from customers	150,523	50,670
Lease liability, current portion	343,889	341,296
Total current liabilities	1,757,600	2,011,282
Lease liability, net of current portion	970,890	1,038,284
Total Liabilities	2,728,490	3,049,566

Commitments and contingencies (Notes 5 and 6)

Shareholders' Equity:

Common stock, $0.08 par value, 25,000,000 shares authorized, 13,406,901 and 12,867,924 issued and outstanding at August 31, 2022 and May 31, 2022, respectively	1,072,550	1,029,432
Additional paid-in-capital	44,484,752	42,446,597
Accumulated other comprehensive loss	(86,463)	(73,936)
Accumulated deficit	(37,149,255)	(35,077,379)
Total Shareholders' Equity	8,321,584	8,324,714
Total Liabilities and Shareholders' Equity	$11,050,074	$11,374,280

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	August 31, 2022	August 31, 2021
Net sales	$1,637,435	$1,261,787
Cost of sales	(1,692,390)	(1,350,757)
Gross loss	(54,955)	(88,970)

Operating expenses:
Selling, general and administrative	1,653,821	1,069,855
Research and development	361,171	381,544
Total operating expenses	2,014,992	1,451,399

Loss from operations	(2,069,947)	(1,540,369)

Other income:
Dividend and interest income	28	6,805
Interest expense	-	-
Total other income	28	6,805

Loss before income taxes	(2,069,919)	(1,533,564)

Provision for income taxes	(1,957)	(9,017)

Net loss	$(2,071,876)	$(1,542,581)

Basic net loss per common share	$(0.16)	$(0.12)

Diluted net loss per common share	$(0.16)	$(0.12)

Weighted average number of common and common equivalent shares:
Basic	13,100,407	12,426,784

Diluted	13,100,407	12,426,784

Net loss	$(2,071,876)	$(1,542,581)

Other comprehensive loss, net of tax:
Foreign currency translation	(12,527)	(5,613)

Comprehensive loss	$(2,084,403)	$(1,548,194)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended August 31, 2021

				Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total

Balances, May 31, 2021, restated	12,307,157	$984,571	$38,836,743	$(47,956)	$(30,546,335)	$9,227,023
Exercise of stock options	1,500	120	3,775	-	-	3,895
Net proceeds from ATM	201,553	16,124	784,586	-	-	800,710
Foreign currency translation	-	-	-	(5,613)	-	(5,613)
Stock option expense	-	-	319,622	-	-	319,622
Net loss	-	-	-	-	(1,542,581)	(1,542,581)
Balances, August 31, 2021	12,510,210	$1,000,815	$39,944,726	$(53,569)	$(32,088,916)	$8,803,056

For the Three Months Ended August 31, 2022

				Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total

Balances, May 31, 2022	12,867,924	$1,029,432	$42,446,597	$(73,936)	$(35,077,379)	$8,324,714
Exercise of stock options	15,000	1,200	12,750	-	-	13,950
Net proceeds from ATM	523,977	41,918	1,721,650	-	-	1,763,568
Foreign currency translation	-	-	-	(12,527)	-	(12,527)
Stock option expense	-	-	303,755	-	-	303,755
Net loss	-	-	-	-	(2,071,876)	(2,071,876)
Balances, August 31, 2022	13,406,901	$1,072,550	$44,484,752	$(86,463)	$(37,149,255)	$8,321,584

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net loss	$(2,071,876)	$(1,542,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,971	34,722
Provision for allowance on accounts receivable	229,875	(94,891)
Inventory reserve	136,265	179,744
Stock option expense	303,755	319,622
Amortization of right-of-use asset	67,057	62,897
Changes in assets and liabilities:
Accounts receivable	(388,330)	777,752
Inventories	358,448	164,732
Prepaid expenses and other	81,521	55,069
Reduction in lease liability	(64,801)	(55,649)
Other assets	2,076	(2,431)
Accounts payable and accrued expenses	(301,132)	58,024
Accrued compensation	(54,996)	118,826
Advance from customers	99,853	-
Net cash (used in) provided by operating activities	(1,573,314)	75,836

Cash flows from investing activities:
Expenditures related to intangibles	-	(72,375)
Purchases of property and equipment	(33,623)	(5,141)
Net cash used in investing activities	(33,623)	(77,516)

Cash flows from financing activities:
Gross proceeds from sale of common stock	1,810,927	838,333
Costs from sale of common stock	(47,359)	(37,622)
Proceeds from exercise of stock options	13,950	3,895
Net cash provided by financing activities	1,777,518	804,606

Effect of exchange rate changes in cash	(12,527)	(5,613)
Net increase in cash and cash equivalents	158,054	797,313

Cash and cash equivalents at beginning of year	5,916,983	4,199,311

Cash and cash equivalents at end of the period	$6,075,037	$4,996,624

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,957	$9,017

Non-cash investing and financing activities:
Write off of intangible assets, cost	$6,489	$-
Write off of intangible assets, accumulated amortization	$850	$-

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

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our InFoods® Technology platform that treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These InFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using this patented InFoods Technology is our InFoods® IBS product which uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult to manage dietary restrictions, the InFoods® IBS product works by identifying a patient’s above normal immunoreactivity to specific foods.  A food identified as positive and causing an abnormal immune response in the patient is simply removed from the diet to help alleviate IBS symptoms. We are currently in discussions with key gastroenterology (GI) physician groups who are interested in offering this product to their patients. As such, we are expecting to begin generating revenues from the launch of our InFoods® IBS product during our fiscal third quarter.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and over-the-counter at Walmart, Amazon, and Walgreens). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. While we initially offered a COVID-19 antibody diagnostic test to determine if a person has previously been infected by the COVID-19 virus, all of our COVID-19 revenues in fiscal 2022 and 2023 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand, less than 12% of our revenues during the three months ended August 31, 2022 were from sales of our COVID-19 related products.

Our non-COVID-19 products that accounted for over 88% of our revenues during the three months ended August 31, 2022, are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2022. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on August 29, 2022. Management has evaluated all subsequent events and transactions through the date of filing this report.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical practices with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which is based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, the likelihood of lease extensions to occur, asset valuation, among other things; and other items that may be necessary to estimate using current, historical and judgment based information. Actual results could materially differ from those estimates.

MARKETS AND METHODS OF DISTRIBUTION

Due to the Coronavirus global pandemic, and the economic disruptions that have followed, the Company’s operations have been negatively impacted. The Company has faced disruptions in certain of the following areas, and may face further challenges from supply chain disruptions, cost inflation, loss of contracts and/or customers, closure of the Company’s manufacturing or distribution facilities or of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. These ongoing pandemic related disruptions have materially negatively impacted the Company’s operations and financial performance and may continue to have significant material negative impacts on the Company.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $37.1 million as of August 31, 2022. Management expects to continue to incur significant costs as it advances its clinical trials and product development activities. As of August 31, 2022, the Company had cash and cash equivalents of approximately $6,075,000 and working capital of approximately $7,410,000.

On July 21, 2020, the Company filed with the SEC a “shelf” registration statement on Form S-3. The registration statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000.  Shares of the Company’s common stock may be sold from time to time under this registration statement for up to three years from the filing date. On January 22, 2021, the Company filed a prospectus supplement for the sale of up to $15,000,000 of shares of our common stock in an at-the-market offering (“ATM Offering”) under the shelf registration statement, of which approximately $9,600,000, remains available for sale under the prospectus supplement.

The Company intends to use the net proceeds from such offering for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

The sales agent under the ATM Offering agrees to use commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold from time to time by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company. The Company has no obligation to sell any of the shares under the ATM Offering, and may at any time suspend offers under, or terminate the ATM Offering.

During the quarter ended August 31, 2022, the Company sold 523,977 shares of its common stock at prices ranging from $3.15 to $3.55 under its ATM Offering which resulted in gross proceeds of approximately $1,811,000 and net proceeds to the Company approximately of $1,764,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

As a result of cash and cash equivalents on hand at August 31, 2022, and the ability to raise additional funds, including through the ATM Offering noted above, management believes the Company has sufficient funds to operate through at least November 2023.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. As of August 31, 2022, the Company had approximately $5,834,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

Consolidated net sales were approximately $1,637,000 for the three months ended August 31, 2022, as compared to $1,262,000 for the three months ended August 31, 2021. For the three months ended August 31, 2022 and 2021, the Company had two key customers who are located in foreign countries which accounted for 64% and 60% of net consolidated sales, respectively.

Total gross receivables on August 31, 2022 and May 31, 2022 were approximately $1,315,000 and $927,000, respectively. On August 31, 2022 and May 31, 2022, the Company had two and one key customers who are located in foreign countries which accounted for a total of 67% and 50%, respectively, of gross accounts receivable.

For the three months ended August 31, 2022 and 2021, the Company had one key vendor which accounted for 9% and 17% of the purchases of raw materials, respectively. As of August 31, 2022 and May 31, 2022, the Company had one and two key vendors which accounted for 11% and 69%, respectively, of accounts payable.

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

As of August 31, 2022 and May 31, 2022, the Company has established a reserve of approximately $383,000 and $153,000, respectively, for doubtful accounts.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items.  These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of August 31, 2022 and May 31, 2022, the prepaid expenses and other were approximately $239,000 and $320,000, respectively, composed of prepayments to insurance and various other suppliers.

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

Net inventories are approximately the following:

	August 31, 2022	May 31, 2022
Raw materials	$1,732,000	$1,717,000
Work in progress	723,000	763,000
Finished products	449,000	782,000
Total gross inventory	$2,904,000	$3,262,000
Inventory reserves	(982,000)	(846,000)
Net inventory	$1,922,000	$2,416,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of August 31, 2022, and May 31, 2022, inventory reserves were approximately $982,000 and $846,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $20,000 and $28,000 for the three months ended August 31, 2022 and 2021, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization expense was approximately $9,000 and $7,000 for the three months ended August 31, 2022 and 2021, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. As of August 31, 2022 and 2021, an impairment adjustment was made of $6,000 and $0, respectively.

INVESTMENTS

From time-to-time, the Company makes investments in privately held companies. Investments represent the Company’s investment in a Polish distributor, which is primarily engaged in distributing medical products and devices. The Company owns approximately 6% of the investee and invested approximately $165,000 into the Polish distributor.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company's equity method holding as of August 31, 2022 and determined that the Company's proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the period ended August 31, 2022.

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

The Company expensed approximately $304,000 and $320,000 of stock-based compensation during the three months ended August 31, 2022 and 2021, respectively.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the three months ended August 31, 2022:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2022	2,321,616	$3.72
Granted	146,000	3.37
Exercised	(15,000)	0.95
Cancelled or expired	(64,000)	4.78
Outstanding August 31, 2022	2,388,616	$3.69

During the three months ended August 31, 2022, options to purchase 15,000 shares of common stock were exercised at prices ranging from $0.82 to $1.20. Total net proceeds to the Company were approximately $14,000.

During the three months ended August 31, 2022, the Company granted 146,000 options to purchase common stock at an average purchase price of $3.37, with the majority of those options issued to the Company’s new Chief Commercial Officer, who is managing the commercialization and roll-out of the InFoods IBS test.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes.

The Company does not typically allow for returns from international customers except in the event of defective merchandise and therefore does not establish an allowance for returns. The Company does allow for a return merchandise allowance of approximately one percent of sales to certain domestic retailers. This allowance reduces revenue recognition by approximately one percent, and is included in sales discounts. In addition, the Company has contracts with customers wherein they receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts during the three months ended August 31, 2022 and 2021, and does not believe that any additional discounts will be given through the end of the contract periods.

Services for contract work performed by the Company for others are invoiced and recognized as that work has been performed and as the project progresses. The Company sells clinical lab products to domestic and international distributors, including hospitals and clinical laboratories, medical research institutions, medical schools and pharmaceutical companies. OTC products are sold directly to drug stores and e-commerce customers as well as to distributors.  Physicians’ office products are sold to physicians and distributors, all of whom are categorized below according to the type of products sold to them. We also manufacture certain components on a contract basis for domestic and international manufacturers.

As of August 31, 2022, the Company had approximately $151,000 of advances from certain foreign customers. The majority of these advances are prepayments on orders that are expected to ship during our second quarter ended November 30, 2022.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,
	2022	2021
Clinical lab	$1,146,000	$886,000
Over-the-counter	213,000	79,000
Physician's office	183,000	257,000
Contract manufacturing	95,000	40,000
Total	$1,637,000	$1,262,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $361,000 and $382,000 of research and development costs during the three months ended August 31, 2022 and 2021, respectively.

INCOME TAXES

The Company has provided a full valuation allowance on deferred income tax assets of approximately $7,402,000 and $6,967,000 as of August 31, 2022 and May 31, 2022, respectively.

ADVERTISING COSTS

The Company reports the cost of advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $18,000 and $8,000 for the three months ended August 31, 2022 and 2021, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the consolidated statements of operations for the three months ended August 31, 2022 and 2021.

RIGHT-OF-USE ASSETS AND LEASE LIABILITY

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation at August 31, 2022 and 2021 was 2,388,616 and 2,081,116, respectively.

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

RECLASSIFICATIONS

Certain comparative figures in the August 31, 2021 condensed consolidated statement of operations have been reclassified to conform to the current period presentation.

NOTE 3:  SHAREHOLDERS’ EQUITY

Stock option expense during the three months ended August 31, 2022 and 2021 was approximately $304,000 and $320,000, respectively.

During the three months ended August 31, 2022, the Company sold 523,977 shares of its common stock at prices ranging from $3.15 to $3.55 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $1,811,000 and net proceeds to the Company of approximately $1,764,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

NOTE 4:  GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended August 31,
	2022	2021
Revenues from sales to unaffiliated customers:
Asia	$814,000	$675,000
Europe	552,000	471,000
North America	268,000	105,000
South America	3,000	3,000
Middle East	-	8,000
	$1,637,000	$1,262,000

As of August 31, 2022, and May 31, 2022, approximately $725,000 and $621,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively.

As of August 31, 2022, and May 31, 2022, approximately $20,000 and $17,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5:  LEASES

The Company leases its facilities. On August 31, 2022, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016.  The Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years.  When the Company extended its lease in April 2021, it was also granted an additional five-year lease extension option. The current rent is approximately $26,000 per month. The security deposit is approximately $22,000.

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

Total gross rent expense in the United States for the three months ended August 31, 2022 and 2021 was approximately $78,000 and $78,000, respectively.  Rent expense for the Mexico facility for the three months ended August 31, 2022 and 2021 was approximately $11,000 and $10,000, respectively.

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

Supplemental cash flow information related to leases for the three months ended August 31, 2022:

Operating cash flows from operating leases	$86,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted average remaining lease term (in years)	4.02
Weighted average discount rate	6.50%

The approximate maturity of lease liabilities as of August 31, 2022 are as follows:

Less than 1 year	$354,000
1 to 2 years	364,000
2 to 3 years	375,000
3 to 4 years	387,000
4 to 5 years	8,000
Total undiscounted lease payments	1,488,000
Less imputed interest	173,000
Total operating lease liabilities	$1,315,000

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

There were no legal proceedings pending as of August 31, 2022.

NOTE 7:  SUBSEQUENT EVENTS

On September 29, 2022, the Company announced that its Aware® Breast Self Exam device and EZ Detect Colon Disease test are being sold on Amazon and fulfilled by Amazon.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Report and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (our 2022 Annual Report). This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of our 2022 Annual Report.

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

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our InFoods® Technology platform that treat gastrointestinal diseases, such as irritable bowel syndrome, and other inflammatory diseases. These InFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using this patented InFoods Technology is our InFoods® IBS product which uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult to manage dietary restrictions, the InFoods® IBS product works by identifying a patient’s above normal immunoreactivity to specific foods.  A food identified as positive and causing an abnormal immune response in the patient is simply removed from the diet to help alleviate IBS symptoms. We are currently in discussions with key gastroenterology (GI) physician groups who are interested in offering this product to their patients. As such, we are expecting to begin generating revenues from the launch of our InFoods® IBS product during our fiscal third quarter.

During fiscal 2022, we completed an endpoint determination clinical trial on our InFoods® IBS product. This trial was conducted at the Mayo Clinic centers in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan, and other institutions. This trial monitored IBS patients over an 8-week period to determine the efficacy of our InFoods® IBS product to improve the patients’ IBS symptoms or endpoints. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements, indicating that the elimination of specific foods may meaningfully reduce the symptoms of IBS in all patient subtypes (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS-Constipation, in the top line data. The purpose of the endpoint study was to validate efficacy, and determine the primary symptom endpoint, or endpoints to be used in a final pivotal trial that will be conducted to attain the validation data needed to apply for U.S. Food and Drug Administration (“FDA”) clearance for the product. We are now in the process of reviewing the complete dataset and selecting the target endpoint(s) to be used in the pivotal trial. We are also preparing the protocols for this trial and expect to present these protocols to the FDA during fiscal 2023, with the intention of beginning the trial by June 30, 2023. The trial is expected to include the large medical institution participants that conducted the endpoint trial, in addition to other new institutions and a clinical research organization.

Following the successful completion and positive results from the Company’s InFoods® IBS clinical trial, we’ve seen significant interest from Gastroenterology (GI) physicians who would like to provide the InFoods® IBS Product to their patients immediately.  Therefore, while we are proceeding with the work needed to seek FDA clearance for this product, we also are currently preparing to launch the InFoods® IBS product through a CLIA-certified, high-complexity laboratory facility that will be offering the product as a laboratory developed test (LDT). Our expectation is that we will begin to generate revenues from this product during our fiscal third quarter. In preparation for the launch of this LDT, we are in negotiations with large physician groups that would like to offer the LDT to their IBS patients.

We are also beginning the work of selecting and validating at least one new disease (such as ulcerative colitis or migraines), where there is evidence that certain foods can trigger or contribute to the symptoms found in these indications. We expect any new disease we target will follow a similar development pathway as InFoods IBS in simultaneously seeking FDA clearance of the product while also initially launching the product as an LDT.

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

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. While we initially offered a COVID-19 antibody diagnostic test to determine if a person has previously been infected by the COVID-19 virus, all our COVID-19 revenues in fiscal 2022 and 2023 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand, less than 12% of our revenues during the three months ended August 31, 2022 were from sales of our COVID-19 related products.

While limited sales continue to occur in our COVID-19 products, virtually all our research and development efforts are focused on development and commercialization of non-COVID-19 related products such as our H. Pylori product, and our InFoods® IBS product.

Our non-COVID-19 products that accounted for over 88% of our revenues during the three months ended August 31, 2022, are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

RESULTS OF OPERATIONS

Three months ended August 31, 2022

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,		Increase (Decrease)
	2022	2021	$	%
Clinical lab	$1,146,000	$886,000	$260,000	29%
Over-the-counter	213,000	79,000	134,000	170%
Physician's office	183,000	257,000	(74,000)	-29%
Contract Manufacturing	95,000	40,000	55,000	138%
Total	$1,637,000	$1,262,000	$375,000	30%

Consolidated net sales were approximately $1,637,000 for the three months ended August 31, 2022, as compared to $1,262,000 for the three months ended August 31, 2021, an increase of approximately $375,000, or 30%. This increase for the three months ended August 31, 2022, was driven primarily by demand for our clinical lab products in Asia and OTC products in the United States. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales were approximately $1,692,000, or 103% of net sales, for the three months ended August 31, 2022, as compared to $1,351,000, or 107% of net sales, for the three months ended August 31, 2021, an increase of approximately $342,000, or 25%. The increase for the three months ended August 31, 2022, was driven primarily by an increase in volume of our food intolerance product and product cost inflation.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended August 31,
	2023		2022		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,654,000	101%	$1,070,000	85%	$584,000	55%
Research and Development	$361,000	22%	$381,000	30%	$(20,000)	-5%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,654,000 for the three months ended August 31, 2022, as compared to $1,070,000 for the three months ended August 31, 2021, an increase of approximately $584,000, or 55%. The increase in the three months ended August 31, 2022, was primarily due to approximate increases in bad debt expense of $300,000, compensation of $73,000, and legal expense of $65,000.

Research and Development

Consolidated research and development expenses were approximately $361,000 for the three months ended August 31, 2022, as compared to $381,000 for the three months ended August 31, 2021, a decrease of approximately $20,000, or 5%. The decrease in the three months ended August 31, 2022, was primarily due to a reduction in COVID-19 research.

Interest and Dividend Income

Interest and dividend income were approximately $0 for the three months ended August 31, 2022, as compared to $7,000 for the three months ended August 31, 2021, a decrease of $7,000, or 100%. The $7,000 decrease was due to lower dividend payment from our investment.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	August 31, 2022	May 31, 2022
Cash and cash equivalents	$6,075,000	$5,917,000
Working capital including cash and cash equivalents	$7,410,000	$7,416,000

As of August 31, 2022 and May 31, 2022, the Company had cash and cash equivalents of approximately $6,075,000 and $5,917,000, respectively.  As of August 31, 2022 and May 31, 2022, the Company had working capital of approximately $7,410,000 and $7,416,000, respectively. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements beyond the next year, including ongoing future operations, we may seek to raise additional financing through debt and equity financings, including use of our ATM offering.

Operating Activities

During the three months ended August 31, 2022, cash used in operating activities was approximately $1,573,000. The primary factors that contributed to this was a loss of approximately $2,072,000, non-cash expenses of $766,000, primarily associated with stock-based compensation, account receivables provision, and inventory reserves. This was partially offset by changes in asset and liability accounts of $(267,000).

During the three months ended August 31, 2021, cash provided by operating activities was approximately $76,000. The primary factors that contributed to this was a loss of approximately $1,543,000, non-cash expenses of $502,000, primarily associated with stock-based compensation and inventory reserves. In addition, we benefited from a decrease in accounts receivable of $778,000, and changes in other asset and liability accounts of $339,000.

Investing Activities

During the three months ended August 31, 2022, cash used in investing activities was approximately $34,000 for purchases of property and equipment.

During the three months ended August 31, 2021, cash used in investing activities was approximately $78,000 for purchases of property and equipment, and expenditures related to patents.

Financing Activities

During the three months ended August 31, 2022, cash provided by financing activities was approximately $1,778,000 which was a result of net proceeds from the sale of common stock of $1,764,000, and stock option exercises of $14,000.

During the three months ended August 31, 2021, cash provided by financing activities was approximately $805,000 which was a result of net proceeds from the sale of common stock of $801,000, and stock option exercises of $4,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of August 31, 2022.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

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

There were no legal proceedings pending as of August 31, 2022.

ITEM 1A.  RISKS AND UNCERTAINTIES.

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report on Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended August 31, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report on Form 10-K.

ITEM 5.  OTHER INFORMATION

On October 11, 2022, the board of directors of the Company approved and adopted the Amended and Restated Bylaws of the Company, which became effective the same day, in order to, among other things (i) update the name of the Company from “Nuclear Medical Systems, Inc.” to “Biomerica, Inc.”, (ii) change the annual meeting date from October 15 to any such date that the Board shall fix each year, (iii) change the voting standard for all matters other than election of directors from a plurality vote to a majority vote, (iv) update the requirements for the list of stockholders, (v) revise the indemnification provisions, and (vi) add new forum selection provisions.

The preceding summary of the Amended and Restated Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws filed herewith as Exhibit 3.1.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

3.1	*	Amended and Restated Bylaws of the Company

31.1	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Steve Sloan

32.1	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Steve Sloan

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

          101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

          101.DEF–XBRL Taxonomy Extension Definition Linkbase Document

          101.LAB-XBRL Taxonomy Extension Label Linkbase Document

          101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

          104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

                  * Filed herein.

    ** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: October 13, 2022
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2022
	By:	/S/ Steve Sloan
Steve Sloan
Chief Financial Officer
(Principal Financial Officer)