Form 10-Q
period 2022-11-30
BIOMERICA INC
filed 2023-01-13
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2022 or

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

         Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer,", "accelerated filer,", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

         Yes [_] No [X]

The number of shares of the registrant's common stock outstanding as of January 11, 2023 was 13,479,413.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2022	May 31, 2022
Assets

Current Assets:
Cash and cash equivalents	$5,066,521	$5,916,983
Accounts receivable, less allowance for doubtful accounts of $522,234 and $153,231 as of November 30, 2022 and May 31, 2022, respectively	850,014	773,818
Inventories, net of inventory reserves of $773,916 and $845,549 as of November 30, 2022 and May 31, 2022, respectively	2,061,444	2,416,447
Prepaid expenses and other	120,721	320,283
Total current assets	8,098,700	9,427,531

Property and equipment, net of accumulated depreciation and amortization of $1,317,141 and $1,305,360 as of November 30, 2022 and May 31, 2022, respectively	236,719	214,487

Right of use assets, net of accumulated amortization of $859,269 and $724,802 as of November 30, 2022 and May 31, 2022, respectively	1,169,456	1,301,834

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $24,327 and $18,994 as of November 30, 2022 and May 31, 2022, respectively	157,694	169,516

Other assets	79,654	95,588
Total Assets	$9,907,547	$11,374,280

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$670,074	$972,372
Accrued compensation	697,179	646,944
Advance from customers	49,013	50,670
Lease liability, current portion	346,937	341,296
Total current liabilities	1,763,203	2,011,282
Lease liability, net of current portion	901,449	1,038,284
Total Liabilities	2,664,652	3,049,566

Commitments and contingencies (Notes 5 and 6)

Shareholders' Equity:

Common stock, $0.08 par value, 25,000,000 shares authorized, 13,479,413 and 12,867,924 issued and outstanding at November 30, 2022 and May 31, 2022, respectively	1,078,353	1,029,432
Additional paid-in-capital	45,035,298	42,446,597
Accumulated other comprehensive loss	(95,413)	(73,936)
Accumulated deficit	(38,775,343)	(35,077,379)
Total Shareholders' Equity	7,242,895	8,324,714
Total Liabilities and Shareholders' Equity	$9,907,547	$11,374,280

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Net sales	$1,481,915	$4,646,900	$3,119,350	$5,908,687
Cost of sales	(1,130,040)	(3,875,141)	(2,822,430)	(5,225,898)
Gross profit	351,875	771,759	296,920	682,789

Operating expenses:
Selling, general and administrative	1,556,022	1,353,587	3,209,843	2,423,442
Research and development	461,941	547,933	823,112	929,477
Total operating expenses	2,017,963	1,901,520	4,032,955	3,352,919

Loss from operations	(1,666,088)	(1,129,761)	(3,736,035)	(2,670,130)

Other income:
Dividend and interest income	41,254	6,916	41,282	13,721

Loss before income taxes	(1,624,834)	(1,122,845)	(3,694,753)	(2,656,409)

Provision for income taxes	(1,254)	(2,429)	(3,211)	(11,446)

Net loss	$(1,626,088)	$(1,125,274)	$(3,697,964)	$(2,667,855)

Basic net loss per common share	$(0.12)	$(0.09)	$(0.28)	$(0.21)

Diluted net loss per common share	$(0.12)	$(0.09)	$(0.28)	$(0.21)

Weighted average number of common and common equivalent shares:

Basic	13,455,166	12,592,341	13,271,845	12,509,110

Diluted	13,455,166	12,592,341	13,271,845	12,509,110

Net loss	$(1,626,088)	$(1,125,274)	$(3,697,964)	$(2,667,855)

Other comprehensive loss, net of tax:
Foreign currency translation	(8,950)	(4,750)	(21,477)	(10,363)

Comprehensive loss	$(1,635,038)	$(1,130,024)	$(3,719,441)	$(2,678,218)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, May 31, 2022	12,867,924	$1,029,432	$42,446,597	$(73,936)	$(35,077,379)	$8,324,714
Exercise of stock options	15,000	1,200	12,750	-	-	13,950
Net proceeds from ATM	523,977	41,918	1,721,650	-	-	1,763,568
Foreign currency translation	-	-	-	(12,527)	-	(12,527)
Stock option expense	-	-	303,755	-	-	303,755
Net loss	-	-	-	-	(2,071,876)	(2,071,876)
Balances, August 31, 2022	13,406,901	1,072,550	44,484,752	(86,463)	(37,149,255)	8,321,584
Exercise of stock options	31,500	2,520	62,685	-	-	65,205
Net proceeds from ATM	41,012	3,283	169,631	-	-	172,914
Foreign currency translation	-	-	-	(8,950)	-	(8,950)
Stock option expense	-	-	318,230	-	-	318,230
Net loss	-	-	-	-	(1,626,088)	(1,626,088)
Balances, November 30, 2022	13,479,413	$1,078,353	$45,035,298	$(95,413)	$(38,775,343)	$7,242,895

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount				Total
Balances, May 31, 2021	12,307,157	$984,571	$38,836,743	$(47,956)	$(30,546,335)	$9,227,023
Exercise of stock options	1,500	120	3,775	-	-	3,895
Net proceeds from ATM	201,553	16,124	784,586	-	-	800,710
Foreign currency translation	-	-	-	(5,613)	-	(5,613)
Stock option expense	-	-	319,622	-	-	319,622
Net loss	-	-	-	-	(1,542,581)	(1,542,581)
Balances, August 31, 2021	12,510,210	1,000,815	39,944,726	(53,569)	(32,088,916)	8,803,056
Exercise of stock options	20,000	1,600	28,985	-	-	30,585
Net proceeds from ATM	162,117	12,970	870,443	-	-	883,413
Foreign currency translation	-	-	-	(4,750)	-	(4,750)
Stock option expense	-	-	314,397	-	-	314,397
Net loss	-	-	-	-	(1,125,274)	(1,125,274)
Balances, November 30, 2021	12,692,327	$1,015,385	$41,158,551	$(58,319)	$(33,214,190)	$8,901,427

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	November 30, 2022	November 30, 2021
Cash flows from operating activities:
Net loss	$(3,697,964)	$(2,667,855)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,690	68,668
Provision for allowance on accounts receivable	369,003	(809,638)
Inventory reserve	(71,633)	181,825
Stock option expense	621,985	634,019
Amortization of right-of-use asset	134,467	126,039
Changes in assets and liabilities:
Accounts receivable	(445,199)	1,139,450
Inventories	426,636	42,229
Prepaid expenses and other	199,562	(726,460)
Other assets	15,933	114,570
Accounts payable and accrued expenses	(302,299)	997,327
Accrued compensation	50,235	285,431
Advance from customers	(1,657)	2,150,466
Reduction in lease liability	(133,283)	(117,321)
Net cash (used in) provided by operating activities	(2,786,524)	1,418,750

Cash flows from investing activities:
Expenditures related to intangibles	-	(108,917)
Purchases of property and equipment	(58,098)	(18,212)
Net cash used in investing activities	(58,098)	(127,129)

Cash flows from financing activities:
Gross proceeds from sale of common stock	1,988,422	1,751,222
Costs from sale of common stock	(51,940)	(67,108)
Proceeds from exercise of stock options	79,155	34,480
Net cash provided by financing activities	2,015,637	1,718,594

Effect of exchange rate changes on cash	(21,477)	(10,363)
Net (decrease) increase in cash and cash equivalents	(850,462)	2,999,852

Cash and cash equivalents at beginning of year	5,916,983	4,199,311

Cash and cash equivalents at end of the period	$5,066,521	$7,199,163

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,211	$10,646

Non-cash investing and financing activities:
Increase in right-of-use asset due to CPI rent adjustment	$2,089	$-
Increase in lease liability due to CPI rent adjustment	$2,089	$-
Write off of intangible assets, cost	$6,489	$-
Write off of intangible assets, accumulated amortization	$850	$-

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

Our primary focus is the research, development, commercialization, and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our InFoods® Technology platform that are designed to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These InFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using the patented InFoods Technology is our InFoods® IBS product which uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult-to-manage dietary restrictions, the InFoods® IBS product works by identifying a patient’s above normal immunoreactivity to specific foods.  A food identified as causing an abnormal immune response in the patient is simply removed from the diet to help alleviate IBS symptoms. We are currently working with key gastroenterology (GI) physician groups who are interested in offering this product to their patients. As such, we are expecting to begin generating revenues from the launch of our InFoods® IBS product during our fiscal third quarter ending February 28, 2023.

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

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. While we initially offered a COVID-19 antibody diagnostic test to determine if a person has previously been infected by the COVID-19 virus, all of our COVID-19 revenues in fiscal 2022 and 2023 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand, approximately 13% of our revenues during the six months ended November 30, 2022 were from sales of our COVID-19 related products, as compared to 57% of our revenue during the six months ended November 30, 2021.

Our non-COVID-19 products that accounted for approximately 87% and 43% of our revenues during the six months ended November 30, 2022 and 2021, respectively, are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2022. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on August 29, 2022. Management has evaluated all subsequent events and transactions through the date of filing this report.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical experience with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which is based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, the likelihood of lease extensions to occur, asset valuation, among other things; and other items that may be necessary to estimate using current, historical and judgment based information. Actual results could materially differ from those estimates.

MARKETS AND METHODS OF DISTRIBUTION

Due to global and economic disruptions caused by the Coronavirus global pandemic, and the ongoing war in Ukraine, the Company’s operations have been negatively impacted. The Company has faced disruptions in certain of the following areas, and may face further challenges from supply chain disruptions, cost inflation, loss of contracts and/or customers, closure of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. These ongoing pandemic and war related disruptions have materially negatively impacted the Company’s operations and financial performance and may continue to have significant material negative impacts on the Company.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $38.8 million as of November 30, 2022. Management expects to continue to incur significant costs as it advances its clinical trials, product launches, and product development activities. As of November 30, 2022, the Company had cash and cash equivalents of approximately $5,067,000 and working capital of approximately $6,335,000.

On July 21, 2020, the Company filed with the SEC a “shelf” registration statement on Form S-3. The registration statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000.  Shares of the Company’s common stock may be sold from time to time under this registration statement for up to three years from the filing date. On January 22, 2021, the Company filed a prospectus supplement for the sale of up to $15,000,000 of shares of our common stock in an at-the-market offering (“ATM Offering”) under the shelf registration statement, of which approximately $9,400,000, remains available for sale under the prospectus supplement.

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

During the six months ended November 30, 2022, the Company sold 565,664 shares of its common stock at prices ranging from $3.15 to $4.26 under its ATM Offering which resulted in gross proceeds of approximately $1,988,000 and net proceeds to the Company approximately of $1,936,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

As a result of cash and cash equivalents on hand at November 30, 2022, and the ability to raise additional funds, including through the ATM Offering noted above, management believes the Company has sufficient funds to operate through at least February 2024.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. As of November 30, 2022, the Company had approximately $4,825,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

Consolidated net sales were approximately $1,482,000 and $4,647,000 for the three months ended November 30, 2022 and 2021, respectively, and approximately $3,119,000 and $5,909,000 for the six months ended November 30, 2022 and 2021, respectively.

For the three months ended November 30, 2022 and 2021, the Company had two and one key customers who are located in Asia and the United States which accounted for 48% and 59% of net consolidated sales, respectively. For the six months ended November 30, 2022 and 2021, the Company had one and two key customers who are located in Asia which accounted for 44% and 66% of net consolidated sales, respectively.

Total gross receivables on November 30, 2022 and May 31, 2022 were approximately $1,372,000 and $927,000, respectively. On November 30, 2022 and May 31, 2022, the Company had two and one key customers who are located in foreign countries which accounted for a total of 75% and 50%, respectively, of gross accounts receivable.

For the three months ended November 30, 2022 and 2021, the Company had one key vendor which accounted for 12% and 83% of the purchases of raw materials, respectively. For the six months ended November 30, 2022 and 2021, the Company had one key vendor which accounted for 8% and 77% of the purchases of raw materials, respectively.

As of November 30, 2022 and May 31, 2022, the Company had one and two key vendors which accounted for 27% and 69%, respectively, of accounts payable.

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

As of November 30, 2022 and May 31, 2022, the Company has established a reserve of approximately $522,000 and $153,000, respectively, for doubtful accounts.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items.  These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of November 30, 2022 and May 31, 2022, the prepaid expenses and other were approximately $121,000 and $320,000, respectively, composed of prepayments to insurance and various other suppliers.

INVENTORIES, NET

The Company values inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities. As of November 30, 2022, and May 31, 2022, inventory reserves were approximately $774,000 and $846,000, respectively.

Net inventories are approximately the following:

	November 30, 2022	May 31, 2022
Raw materials	$1,685,000	$1,717,000
Work in progress	811,000	763,000
Finished products	339,000	782,000
Total gross inventory	$2,835,000	$3,262,000
Inventory reserves	(774,000)	(846,000)
Net inventory	$2,061,000	$2,416,000

Reserves for inventory obsolescence and/or inventory that management believes is in excess of an amount that can be sold in the near future, are recorded as necessary to reduce obsolete and excess inventory to estimated net realizable value or to specifically reserve for obsolete inventory.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $16,000 and $26,000 for the three months ended November 30, 2022 and 2021, respectively, and approximately $36,000 and $54,000 for the six months ended November 30, 2022 and 2021, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization expense was approximately $3,000 and $7,000 for the three months ended November 30, 2022 and 2021, respectively, and approximately $12,000 and $14,000 for the six months ended November 30, 2022 and 2021, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. As of November 30, 2022 and 2021, an impairment adjustment was made of $6,000 and $0, respectively.

INVESTMENTS

From time-to-time, the Company makes investments in privately held companies. Investments represent the Company’s investment in a Polish distributor, which is primarily engaged in distributing medical products and devices, including the distribution of the products sold by the Company. The Company invested approximately $165,000 into the Polish distributor and owns approximately 6% of the investee.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company's equity method holding as of November 30, 2022 and determined that the Company's proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the period ended November 30, 2022.

SHARE-BASED COMPENSATION

The Company follows the guidance of ASC 718, Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited exercise activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The Company expensed approximately $622,000 and $634,000 of stock-based compensation during the six months ended November 30, 2022 and 2021, respectively.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the six months ended November 30, 2022:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2022	2,321,616	$3.72
Granted	146,000	3.37
Exercised	(46,500)	1.73
Cancelled or expired	(82,500)	5.07
Outstanding November 30, 2022	2,338,616	$3.69

During the six months ended November 30, 2022, options to purchase 46,500 shares of common stock were exercised at prices ranging from $0.82 to $2.68. Total net proceeds to the Company were approximately $79,000.

During the six months ended November 30, 2022, the Company granted 146,000 options to purchase common stock at an average purchase price of $3.37, with the majority of those options issued to the Company’s new Chief Commercial Officer, who is managing the commercialization and roll-out of the InFoods IBS test.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes.

The Company does not typically allow for returns from international customers except in the event of defective merchandise and therefore does not establish an allowance for returns. The Company does allow for a return merchandise allowance of approximately one percent of sales to certain domestic retailers. This allowance reduces revenue recognition by approximately one percent and is included in sales discounts. In addition, the Company has contracts with customers wherein customers receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts during the six months ended November 30, 2022 and 2021, and does not believe that any additional discounts will be given through the end of the contract periods.

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

As of November 30, 2022, the Company had approximately $49,000 of advances from certain foreign customers. The majority of these advances are prepayments on orders that are expected to ship during our third quarter ending February 28, 2023.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021
Clinical lab	$902,000	$642,000	$2,048,000	$1,528,000
Over-the-counter	466,000	534,000	679,000	613,000
Physician's office	62,000	3,359,000	245,000	3,616,000
Contract manufacturing	52,000	112,000	147,000	152,000
Total	$1,482,000	$4,647,000	$3,119,000	$5,909,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $462,000 and $548,000 of research and development costs during the three months ended November 30, 2022 and 2021, respectively, and approximately $823,000 and $929,000 of research and development costs during the six months ended November 30, 2022 and 2021, respectively.

INCOME TAXES

The Company has provided a full valuation allowance on deferred income tax assets of approximately $7,748,000 and $6,967,000 as of November 30, 2022 and May 31, 2022, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations for the three and six months ended November 30, 2022 and 2021.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation on November 30, 2022 and 2021 was 2,338,616 and 2,059,116, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU's issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company is currently reviewing the requirements of this ASU to determine its impact on the Company’s consolidated results of operations and financial position.

RECLASSIFICATIONS

Certain comparative figures in the November 30, 2021 condensed consolidated statement of operations have been reclassified to conform to the current period presentation.

NOTE 3:  SHAREHOLDERS’ EQUITY

Stock option expense during the six months ended November 30, 2022 and 2021 was approximately $622,000 and $634,000, respectively.

During the six months ended November 30, 2022, the Company sold 565,664 shares of its common stock at prices ranging from $3.15 to $4.26 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $1,988,000 and net proceeds to the Company of approximately $1,936,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

NOTE 4:  GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021
Revenues from sales to unaffiliated customers:
Asia	$663,000	$3,373,000	$1,477,000	$4,048,000
Europe	415,000	796,000	967,000	1,267,000
North America	401,000	429,000	669,000	534,000
South America	3,000	3,000	6,000	6,000
Middle East	-	46,000	-	54,000
	$1,482,000	$4,647,000	$3,119,000	$5,909,000

As of November 30, 2022, and May 31, 2022, approximately $685,000 and $621,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively.

As of November 30, 2022, and May 31, 2022, approximately $19,000 and $17,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5:  LEASES

The Company leases its facilities. On November 30, 2022, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016.  The Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years.  When the Company extended its lease in April 2021, it was also granted an additional five-year lease extension option. The current rent is approximately $26,000 per month. The security deposit is approximately $22,000.

In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. The Company has one 10-year option to renew at the end of the initial lease period. The current rent is approximately $3,600 per month. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.

In addition, the Company leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, its Germany subsidiary.

Total gross rent expense in the United States for the six months ended November 30, 2022 and 2021 was approximately $154,000 and $155,000, respectively.  Rent expense for the Mexico facility for the six months ended November 30, 2022 and 2021 was approximately $21,000 and $21,000, respectively.

For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal options periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability.  Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liability but are instead recognized as variable lease expense when they are incurred.

Supplemental cash flow information related to leases for the six months ended November 30, 2022:

Operating cash flows from operating leases	$174,322
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted average remaining lease term (in years)	3.77
Weighted average discount rate	6.50%

The approximate maturity of lease liabilities as of November 30, 2022 are as follows:

Less than 1 year	$357,000
1 to 2 years	368,000
2 to 3 years	379,000
3 to 4 years	298,000
4 to 5 years	0
Total undiscounted lease payments	1,402,000
Less imputed interest	154,000
Total operating lease liabilities	$1,248,000

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

There were no legal proceedings pending as of November 30, 2022.

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

Our primary focus is the research, development, commercialization, and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our InFoods® Technology platform that are designed to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These InFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using the patented InFoods Technology is our InFoods® IBS product which uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult to manage dietary restrictions, the InFoods® IBS product works by identifying a patient’s above normal immunoreactivity to specific foods.  A food identified as causing an abnormal immune response in the patient is simply removed from the diet to help alleviate IBS symptoms. We are currently working with key gastroenterology (GI) physician groups who are interested in offering this product to their patients. As such, we are expecting to begin generating revenues from the launch of our InFoods® IBS product during our fiscal third quarter ending February 28, 2023. Due to the proprietary (patented) nature of this product and the size of the market, we believe our InFoods IBS product has the potential to become a significant revenue opportunity.

During fiscal 2022, we completed an endpoint determination clinical trial on our InFoods® IBS product. This trial was conducted at the Mayo Clinic centers in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan, and other institutions. This trial monitored IBS patients over an 8-week period to determine the efficacy of our InFoods® IBS product to improve the patients’ IBS symptoms or endpoints. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements, indicating that the elimination of specific foods may meaningfully reduce the symptoms of IBS in all patient subtypes (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS-Constipation, in the top line data. The purpose of the endpoint study was to determine the efficacy of the product. A secondary purpose was to determine the primary symptom endpoint, or endpoints that could be used in a final pivotal trial that will be conducted to attain the validation data needed to apply for U.S. Food and Drug Administration (“FDA”) clearance for the product. We are now in the process of reviewing the complete dataset and selecting the target endpoint(s) to be used in the pivotal trial. We are also preparing the protocols for this trial. The trial is expected to include the large medical institution participants that conducted the endpoint trial, in addition to other new institutions and a clinical research organization.

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

During fiscal 2022, we finalized development of our H. Pylori diagnostic test that indicates if a patient is infected with the H. Pylori bacteria. H. Pylori infection is extremely common, and if left untreated, can lead to ulcers and possibly stomach cancers. During our fourth quarter of fiscal 2022, we applied for FDA clearance of this product though a 510(k) premarket submission. We have been in communications with the FDA answering certain follow-up questions and providing additional data as requested. We are currently collecting and providing additional data as requested from the FDA. Once cleared, we will begin marketing the product in the U.S. market.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. While we initially offered a COVID-19 antibody diagnostic test to determine if a person has previously been infected by the COVID-19 virus, all our COVID-19 revenues in fiscal 2022 and 2023 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand, approximately 13% of our revenues during the six months ended November 30, 2022 were from sales of our COVID-19 related products.

While limited sales continue to occur in our COVID-19 products, virtually all of our research and development efforts are focused on development and commercialization of non-COVID-19 related products such as our H. Pylori product, and our InFoods® IBS product.

Our non-COVID-19 products that accounted for approximately 87% of our revenues during the six months ended November 30, 2022, are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

RESULTS OF OPERATIONS

Three months ended November 30, 2022

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Increase (Decrease)
	2022	2021	$	%
Clinical lab	$902,000	$642,000	$260,000	40%
Over-the-counter	466,000	534,000	(68,000)	-13%
Physician's office	62,000	3,359,000	(3,297,000)	-98%
Contract manufacturing	52,000	112,000	(60,000)	-54%
Total	$1,482,000	$4,647,000	$(3,165,000)	-68%

Consolidated net sales were approximately $1,482,000 for the three months ended November 30, 2022, as compared to $4,647,000 for the three months ended November 30, 2021, a decrease of approximately $3,165,000, or 68%. This decrease for the three months ended November 30, 2022, was driven primarily by lower demand for our physician’s office COVID-19 product in Asia. Excluding COVID-19 product sales, consolidated net sales were approximately $1,423,000 for the three months ended November 30, 2022, as compared to $1,316,000 for the three months ended November 30, 2021, an increase of approximately $107,000, or 8%. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales were approximately $1,130,000, or 76% of net sales, for the three months ended November 30, 2022, as compared to $3,875,000, or 83% of net sales, for the three months ended November 30, 2021, a decrease of approximately $2,745,000, or 71%. The decrease for the three months ended November 30, 2022, was driven primarily by a decrease in volume of our COVID-19 product.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended November 30,

	2022		2021		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,556,000	105%	$1,354,000	29%	$202,000	15%
Research and Development	$462,000	31%	$548,000	12%	$(86,000)	-16%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,556,000 for the three months ended November 30, 2022, as compared to $1,354,000 for the three months ended November 30, 2021, an increase of approximately $202,000, or 15%. The increase in the three months ended November 30, 2022, was primarily due to approximate increases in bad debt expense of $130,000 related to a customer in Vietnam and legal expense of $40,000 related to patent activity.

Research and Development

Consolidated research and development expenses were approximately $462,000 for the three months ended November 30, 2022, as compared to $548,000 for the three months ended November 30, 2021, a decrease of approximately $86,000, or 16%. The decrease in the three months ended November 30, 2022, was primarily due to a reduction in COVID-19 research.

Interest and Dividend Income

Interest and dividend income were approximately $41,000 for the three months ended November 30, 2022, as compared to $7,000 for the three months ended November 30, 2021, an increase of $34,000, or 497%. The increase was primarily driven by interest income on our cash and cash equivalents that resulted from higher current period interest rates.

Six months ended November 30, 2022

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Six Months Ended November 30,		Increase (Decrease)
	2022	20201	$	%
Clinical lab	$2,048,000	$1,528,000	$520,000	34%
Over-the-counter	679,000	613,000	66,000	11%
Physician's office	245,000	3,616,000	(3,371,000)	-93%
Contract manufacturing	147,000	152,000	(5,000)	-3%
Total	$3,119,000	$5,909,000	$(2,790,000)	-47%

Consolidated net sales were approximately $3,119,000 for the six months ended November 30, 2022, as compared to $5,909,000 for the six months ended November 30, 2021, a decrease of approximately $2,790,000, or 47%. This decrease for the six months ended November 30, 2022, was driven primarily by lower demand for our physician’s office COVID-19 product in Asia, which was partially offset by an increase in demand for our food intolerance product in Asia. Excluding COVID-19 product sales, consolidated net sales were approximately $2,709,000 for the six months ended November 30, 2022, as compared to $2,350,000 for the six months ended November 30, 2021, an increase of approximately $359,000, or 15%. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales were approximately $2,822,000, or 90% of net sales, for the six months ended November 30, 2022, as compared to $5,226,000, or 88% of net sales, for the six months ended November 30, 2021, a decrease of approximately $2,404,000, or 46%. The decrease for the six months ended November 30, 2022, was driven primarily by a decrease in volume of our COVID-19 product.

Operating Expenses

The following is a summary of operating expenses:

	Six Months Ended November 30,

	2022		2021		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$3,210,000	103%	$2,423,000	41%	$787,000	32%
Research and Development	$823,000	26%	$929,000	16%	$(106,000)	-11%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $3,210,000 for the six months ended November 30, 2022, as compared to $2,423,000 for the six months ended November 30, 2021, an increase of approximately $787,000, or 32%. The increase in the six months ended November 30, 2022, was primarily due to approximate increases in bad debt expense of $428,000 related to Vietnam customer, legal expense of $105,000 related to patent activity, and consulting services of $136,000 related to our online presence at Amazon and Walmart.

Research and Development

Consolidated research and development expenses were approximately $823,000 for the six months ended November 30, 2022, as compared to $929,000 for the six months ended November 30, 2021, a decrease of approximately $106,000, or 11%. The decrease in the six months ended November 30, 2022, was primarily due to a reduction in COVID-19 research.

Interest and Dividend Income

Interest and dividend income were approximately $41,000 for the six months ended November 30, 2022, as compared to $14,000 for the six months ended November 30, 2021, an increase of $27,000, or 201%. The increase was primarily driven by interest income on our cash and cash equivalents that resulted from higher current period interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	November 30, 2022	May 31, 2022

Cash and cash equivalents	$5,067,000	$5,917,000
Working capital including cash and cash equivalents	$6,335,000	$7,416,000

As of November 30, 2022 and May 31, 2022, the Company had cash and cash equivalents of approximately $5,067,000 and $5,917,000, respectively.  As of November 30, 2022 and May 31, 2022, the Company had working capital of approximately $6,335,000 and $7,416,000, respectively. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements beyond the next year, including ongoing future operations, we may seek to raise additional financing through debt and equity financings, including use of our ATM offering.

Operating Activities

During the six months ended November 30, 2022, cash used in operating activities was approximately $2,787,000. The primary factors that contributed to this was a loss of approximately $3,698,000, non-cash expenses of $1,102,000, primarily associated with stock-based compensation and account receivables provision. This was partially offset by changes in asset and liability accounts that used a net amount of cash of approximately $191,000.

During the six months ended November 30, 2021, cash provided by operating activities was approximately $1,419,000. The primary factors that contributed to this was a loss of approximately $2,668,000, non-cash expenses of $201,000, primarily associated with depreciation, amortization, stock-based compensation, adjustments to allowance for doubtful accounts, and inventory reserves. In addition, we benefited from an increase in customer advances of $2,150,000, a decrease in accounts receivable of $1,139,000, and changes in other asset and liability accounts of $597,000.

Investing Activities

During the six months ended November 30, 2022, cash used in investing activities was approximately $58,000 for purchases of property and equipment.

During the six months ended November 30, 2021, cash used in investing activities was approximately $18,000 for purchases of property and equipment, and $109,000 expenditures related to patents.

Financing Activities

During the six months ended November 30, 2022, cash provided by financing activities was approximately $2,016,000 which was a result of net proceeds from the sale of common stock of $1,937,000, and stock option exercises of $79,000.

During the six months ended November 30, 2021, cash provided by financing activities was approximately $1,719,000 which was a result of net proceeds from the sale of common stock of $1,684,000, and stock option exercises of $35,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of November 30, 2022.

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

There were no legal proceedings pending as of November 30, 2022.

ITEM 1A.  RISK FACTORS.

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

During the six months ended November 30, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report on Form 10-K.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

31.1	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Steven Sloan

32.1	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Steven Sloan

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

Date: January 13, 2023
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2023
	By:	/S/ Steven Sloan
Steven Sloan
Chief Financial Officer
(Principal Financial Officer)