Form 10-Q
period 2023-02-28
BIOMERICA INC
filed 2023-04-14
CIK 73290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023 or

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

         Yes [_] No [X]

The number of shares of the registrant's common stock outstanding as of April 14, 2023 was 16,821,646.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2023	May 31, 2022
Assets

Current Assets:
Cash and cash equivalents	$3,345,212	$5,916,983
Accounts receivable, less allowance for doubtful accounts of $17,432 and $153,231 as of Feburary 28, 2023 and May 31, 2022, respectively	754,559	773,818
Inventories, net of inventory reserves of $807,576 and $845,549 as of Feburary 28, 2023 and May 31, 2022, respectively	2,064,152	2,416,447
Prepaid expenses and other	318,448	320,283
Total current assets	6,482,371	9,427,531

Property and equipment, net of accumulated depreciation and amortization of $1,316,268 and $1,305,360 as of Feburary 28, 2023 and May 31, 2022, respectively	227,589	214,487

Right of use assets, net of accumulated amortization of $927,077 and $724,802 as of Feburary 28, 2023 and May 31, 2022, respectively	1,101,648	1,301,834

Investments	165,324	165,324

Intangible assets, net of accumulated amortization of $27,383 and $18,994 as of Feburary 28, 2023 and May 31, 2022, respectively	154,638	169,516

Other assets	78,598	95,588
Total Assets	$8,210,168	$11,374,280

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$387,228	$972,372
Accrued compensation	520,457	646,944
Advance from customers	138,013	50,670
Lease liability, current portion	349,410	341,296
Total current liabilities	1,395,108	2,011,282
Lease liability, net of current portion	828,944	1,038,284
Total Liabilities	2,224,052	3,049,566

Commitments and contingencies (Notes 5-7)

Shareholders' Equity:

Common stock, $0.08 par value, 25,000,000 shares authorized, 13,488,313 and 12,867,924 issued and outstanding at Feburary 28, 2023 and May 31, 2022, respectively	1,079,065	1,029,432
Additional paid-in-capital	45,443,164	42,446,597
Accumulated other comprehensive loss	(110,911)	(73,936)
Accumulated deficit	(40,425,202)	(35,077,379)
Total Shareholders' Equity	5,986,116	8,324,714
Total Liabilities and Shareholders' Equity	$8,210,168	$11,374,280

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net sales	$1,111,442	$7,660,501	$4,230,792	$13,569,188
Cost of sales	(991,169)	(5,987,277)	(3,813,599)	(11,213,175)
Gross profit	120,273	1,673,224	417,193	2,356,013

Operating expenses:
Selling, general and administrative	1,379,412	1,393,619	4,589,255	3,817,061
Research and development	392,031	387,104	1,215,143	1,316,581
Total operating expenses	1,771,443	1,780,723	5,804,398	5,133,642

Loss from operations	(1,651,170)	(107,499)	(5,387,205)	(2,777,629)

Other income:
Dividend and interest income	36,086	6,019	77,368	19,740

Loss before income taxes	(1,615,084)	(101,480)	(5,309,837)	(2,757,889)

Provision for income taxes	(34,775)	(2,688)	(37,986)	(14,134)

Net loss	$(1,649,859)	$(104,168)	$(5,347,823)	$(2,772,023)

Basic net loss per common share	$(0.12)	$(0.01)	$(0.40)	$(0.22)

Diluted net loss per common share	$(0.12)	$(0.01)	$(0.40)	$(0.22)

Weighted average number of common and common equivalent shares:
Basic	13,481,490	12,820,481	13,340,958	12,611,760

Diluted	13,481,490	12,820,481	13,340,958	12,611,760

Net loss	$(1,649,859)	$(104,168)	$(5,347,823)	$(2,772,023)

Other comprehensive loss, net of tax:
Foreign currency translation	(15,498)	(2,538)	(36,975)	(12,901)

Comprehensive loss	$(1,665,357)	$(106,706)	$(5,384,798)	$(2,784,924)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
Balances, May 31, 2022	12,867,924	$1,029,432	$42,446,597	$(73,936)	$(35,077,379)	$8,324,714
Exercise of stock options	15,000	1,200	12,750	-	-	13,950
Net proceeds from ATM	523,977	41,918	1,721,650	-	-	1,763,568
Foreign currency translation	-	-	-	(12,527)	-	(12,527)
Stock option expense	-	-	303,755	-	-	303,755
Net loss	-	-	-	-	(2,071,876)	(2,071,876)
Balances, August 31, 2022	13,406,901	1,072,550	44,484,752	(86,463)	(37,149,255)	8,321,584
Exercise of stock options	31,500	2,520	62,685	-	-	65,205
Net proceeds from ATM	41,012	3,283	169,631	-	-	172,914
Foreign currency translation	-	-	-	(8,950)	-	(8,950)
Stock option expense	-	-	318,230	-	-	318,230
Net loss	-	-	-	-	(1,626,088)	(1,626,088)
Balances, November 30, 2022	13,479,413	1,078,353	45,035,298	(95,413)	(38,775,343)	7,242,895
Net proceeds from ATM	8,900	712	24,038	-	-	24,750
Foreign currency translation	-	-	-	(15,498)	-	(15,498)
Stock option expense	-	-	383,828	-	-	383,828
Net loss	-	-	-	-	(1,649,859)	(1,649,859)
Balances, Feburary 28, 2023	13,488,313	$1,079,065	$45,443,164	$(110,911)	$(40,425,202)	$5,986,116

				Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock		Additional Paid-in Capital
	Shares	Amount				Total
Balances, May 31, 2021	12,307,157	$984,571	$38,836,743	$(47,956)	$(30,546,335)	$9,227,023
Exercise of stock options	1,500	120	3,775	-	-	3,895
Net proceeds from ATM	201,553	16,124	784,586	-	-	800,710
Foreign currency translation	-	-	-	(5,613)	-	(5,613)
Stock option expense	-	-	319,622	-	-	319,622
Net loss	-	-	-	-	(1,542,581)	(1,542,581)
Balances, August 31, 2021	12,510,210	1,000,815	39,944,726	(53,569)	(32,088,916)	8,803,056
Exercise of stock options	20,000	1,600	28,985	-	-	30,585
Net proceeds from ATM	162,117	12,970	870,443	-	-	883,413
Foreign currency translation	-	-	-	(4,750)	-	(4,750)
Stock option expense	-	-	314,397	-	-	314,397
Net loss	-	-	-	-	(1,125,274)	(1,125,274)
Balances, November 30, 2021	12,692,327	1,015,385	41,158,551	(58,319)	(33,214,190)	8,901,427
Exercise of stock options	2,000	160	4,535	-	-	4,695
Net proceeds from ATM	157,597	12,607	620,430	-	-	633,037
Foreign currency translation	-	-	-	(2,538)	-	(2,538)
Stock option expense	-	-	325,349	-	-	325,349
Net loss	-	-	-	-	(104,168)	(104,168)
Balances, Feburary 28, 2022	12,851,924	$1,028,152	$42,108,865	$(60,857)	$(33,318,358)	$9,757,802

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net loss	$(5,347,823)	$(2,772,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	65,640	102,272
Recovery for allowance on accounts receivable	(135,799)	(817,122)
Inventory reserve	(37,973)	270,805
Stock option expense	1,005,813	959,368
Amortization of right-of-use asset	202,275	189,696
Changes in assets and liabilities:
Accounts receivable	155,058	1,113,435
Inventories	390,268	(295,980)
Prepaid expenses and other	1,835	(296,839)
Other assets	16,986	117,171
Accounts payable and accrued expenses	(585,144)	2,025,460
Accrued compensation	(126,487)	148,388
Advance from customers	87,343	3,213,052
Reduction in lease liability	(203,315)	(180,637)
Net cash (used in) provided by operating activities	(4,511,323)	3,777,046

Cash flows from investing activities:
Expenditures related to intangibles	-	(113,436)
Purchases of property and equipment	(63,860)	(32,547)
Net cash used in investing activities	(63,860)	(145,983)

Cash flows from financing activities:
Gross proceeds from sale of common stock	2,014,054	2,401,734
Costs from sale of common stock	(52,822)	(84,574)
Proceeds from exercise of stock options	79,155	39,175
Net cash provided by financing activities	2,040,387	2,356,335

Effect of exchange rate changes on cash	(36,975)	(12,901)
Net (decrease) increase in cash and cash equivalents	(2,571,771)	5,974,497

Cash and cash equivalents at beginning of year	5,916,983	4,199,311

Cash and cash equivalents at end of the period	$3,345,212	$10,173,808

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$37,986	$13,334

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

Biomerica, Inc. and its subsidiaries (which includes wholly owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians' offices and over-the-counter (“OTC”) through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine, nasal or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research, development, commercialization, and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our InFoods® Technology platform that are designed to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These InFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using the patented InFoods Technology is our InFoods® IBS product which uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult-to-manage dietary restrictions, the InFoods® IBS product works by identifying a patient’s above normal immunoreactivity to specific foods.  A food identified as causing an abnormal immune response in the patient is simply removed from the diet to help alleviate IBS symptoms. Following the successful completion and positive statistical results from the Company’s InFoods IBS clinical trial (run at several prominent centers including Mayo Clinic, Beth Israel Deaconess Medical Center Inc. - a Harvard Medical School Teaching Hospital, Houston Methodist Hospital, and the University of Michigan) which was completed in early calendar 2022, Biomerica received interest from Gastroenterology (“GI”) physicians who would like to order the InFoods IBS test for their patients even prior to the product receiving FDA clearance. As such, we are currently working with key GI physician groups who are interested in offering this product to their patients. Given this, during the third quarter ended February 28, 2023, we worked to set up the InFoods® IBS test to be performed in a Clinical Laboratory Improvement Amendments (“CLIA”) certified, and College of American Pathologists (“CAP”) accredited high-complexity laboratory facility and offered as a laboratory developed test (“LDT”). During the quarter ended February 28, 2023, the CLIA lab completed all validation testing necessary for the InFoods IBS product to be offered as an LDT and, as of quarter end, is now accepting patient samples. We also worked to optimize the process for GI physicians to order the InFoods IBS test, send patient blood samples to the CLIA lab and receive the test results for their patients. We believe ease of order and workflow for physicians, with easy to understand and actionable results for patients, is critical to our success. During the quarter, we also set up customer service and payment systems, along with a dedicated website for patients to receive answers to questions they may have about the test and attain information about how to eliminate a specific food from their diet. This is especially important for foods that are ingredients in common processed foods like milk, eggs and wheat.  As of the end of the fiscal third quarter, the product is now available to physicians and their patients.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and OTC at Walmart, Amazon, and Walgreens). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. In fiscal 2022, we generated revenues from the international sale of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand for such tests, the Company generated 0.4% of our sales  during the three months ended February 28, 2023, as compared to 79% of our revenue during the three months ended February 28, 2022..  Further, during the nine months ended February 28, 2023 6% of our sales were generated from our COVID-19 related products, as compared to 80% of our revenue during the nine months ended February 28, 2022.

Our non-COVID-19 products that accounted for approximately 94% and 20% of our revenues during the nine months ended February 28, 2023 and 2022, respectively, are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying interim unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2022. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on August 29, 2022. Management has evaluated all subsequent events and transactions through the date of filing this report.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. as well as its German subsidiary (BioEurope GmbH) and Mexican subsidiary (Biomerica de Mexico). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical experience with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which is based on projected and historical usage of materials; and lease liability and right-of-use assets, which are calculated based on certain assumptions such as borrowing rate, the likelihood of lease extensions to occur, asset valuation, among other things; and other items that may be necessary to estimate using current, historical and judgment based information. Actual results could materially differ from those estimates.

MARKETS AND METHODS OF DISTRIBUTION

Due to global and economic disruptions caused by the Coronavirus global pandemic, the ongoing war in Ukraine, and tensions between the country of China and the United States, the Company’s operations have been negatively impacted. The Company has faced disruptions in certain of the following areas, and may face further challenges from supply chain disruptions, cost inflation, loss of contracts and/or customers, closure of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. The pandemic, war and geopolitical related disruptions have materially negatively impacted the Company’s operations and financial performance and may continue to have significant material negative impacts on the Company.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $40.4 million as of February 28, 2023. Management expects to continue to incur significant costs as it advances its clinical trials, product launches, and product development activities. As of February 28, 2023, the Company had cash and cash equivalents of approximately $3,345,000 and working capital of approximately $5,087,000.

On July 21, 2020, the Company filed with the SEC a “shelf” registration statement on Form S-3. The registration statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000.  Shares of the Company’s common stock may be sold from time to time under this registration statement for up to three years from the filing date. On January 22, 2021, the Company filed a prospectus supplement for the sale of up to $15,000,000 of shares of our common stock in an at-the-market offering (“ATM Offering”) under the shelf registration statement, of which approximately $9,400,000, remained available for sale under the prospectus supplement as of the third quarter ended February 28, 2023.

Following the end of the third quarter, the Company closed a public offering on March 7, 2023 of an aggregate of 3,333,333 shares of its common stock, par value $0.08 per share at a price to the public of $2.40 per share for total gross proceeds of $8 million, before deducting underwriting discounts and commissions and other offering-related expenses payable by the Company. In conjunction with the public offering of shares of the Company’s common stock, the Company suspended its at-the-market sales agreement.

The Company intends to use the net proceeds from the prior sale of shares under the at-the-market agreement for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies and product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

The sales agent under the ATM Offering had agreed to use commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold from time to time by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company. The Company had no obligation to sell any of the shares under the ATM Offering, and maintained the ability to suspend offers under, or terminate the ATM Offering.

During the nine months ended February 28, 2023, the Company sold 573,889 shares of its common stock at prices ranging from $3.15 to $4.26 under its ATM Offering which resulted in gross proceeds of approximately $2,014,000 and net proceeds to the Company approximately of $1,961,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

As a result of cash and cash equivalents on hand at February 28, 2023, plus the net proceeds from the public offering of common shares which closed in early March 2023, management believes the Company has sufficient funds to operate through at least September 2024.

CONCENTRATION OF CREDIT RISK

The Company’s primary banking partners are Bank of America and Merrill Lynch. The Company maintains cash balances in accounts at financial institutions in excess of amounts insured by federal agencies, as well as substantial cash reserves in investment grade money market accounts and in U.S. treasury bills. As of February 28, 2023, the Company had approximately $3,095,000 of uninsured cash. The Company does not believe it is exposed to any significant credit risks.

For the three months ended February 28, 2023, the Company had one key customer who is located in Asia which accounted for 22%. For the three months ended February 28, 2022, the Company had three key customers who are located in Asia and the United States which accounted for 79% of net consolidated sales. For the nine months ended February 28, 2023, the Company had one key customer who is located in Asia which accounted for 38%. For the nine months ended February 28, 2022, the Company had three key customers who are located in Asia and the United States which accounted for 75% of net consolidated sales.

Total gross receivables on February 28, 2023 and May 31, 2022 were approximately $772,000 and $927,000, respectively. On February 28, 2023, the Company had two customers which accounted for a total of 44% of gross receivables. On May 31, 2022 the Company had one key customer which accounted for a total of 50% of gross receivables.

For the three months ended February 28, 2023, the Company had two key vendors which accounted for 31% of the purchase of raw materials. For the three months ended February 28, 2022, the Company had one key vendor which accounted for 92% of the purchase of raw materials.

For the nine months ended February 28, 2023, there was no individual vendor that comprised more than 10% of the Company’s purchases.. For the nine months ended February 28, 2022, the Company had one key vendor which accounted for 85% of the purchase of raw materials.

As of February 28, 2023, the Company had one key vendor which accounted for 18% of accounts payable. As of May 31, 2022, the Company had two key vendors which accounted for 69%.

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

As of February 28, 2023 and May 31, 2022, the Company has established a reserve of approximately $17,000 and $153,000, respectively, for doubtful accounts. During the quarter ended February 28, 2023, the Company reduced gross accounts receivable and the allowance for doubtful accounts by $465,000 for a 2022 COVID product related customer that is not expected to be collected.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items.  These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of February 28, 2023 and May 31, 2022, the prepaid expenses and other were approximately $318,000 and $320,000, respectively, composed of prepayments to insurance and various other suppliers.

INVENTORIES, NET

The Company values inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities. As of February 28, 2023, and May 31, 2022, inventory reserves were approximately $808,000 and $846,000, respectively.

Net inventories are approximately the following:

	February 28, 2023	May 31, 2022
Raw materials	$1,714,000	$1,717,000
Work in progress	924,000	763,000
Finished products	234,000	782,000
Total gross inventory	$2,872,000	$3,262,000
Inventory reserves	(808,000)	(846,000)
Total	$2,064,000	$2,416,000

Reserves for inventory obsolescence and/or inventory that management believes is in excess of an amount that can be sold in the near future, are recorded as necessary to reduce obsolete and excess inventory to estimated net realizable value or to specifically reserve for obsolete inventory.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repair and maintenance costs are charged to operations as incurred. When property and equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses from sales, retirements and dispositions are credited or charged to income.

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $15,000 and $26,000 for the three months ended February 28, 2023 and 2022, respectively, and approximately $51,000 and $80,000 for the nine months ended February 28, 2023 and 2022, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 20 years for patents, 18 years for marketing and distribution rights, and 10 years for purchased technology use rights. Amortization expenses were approximately $3,000 and $8,000 for the three months ended February 28, 2023 and 2022, respectively, and approximately $15,000 and $22,000 for the nine months ended February 28, 2023 and 2022, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. As of February 28, 2023 and 2022, an impairment adjustment was made of $6,000 and $0, respectively.

INVESTMENTS

The Company has made investments in privately held companies. These investments represent the Company’s investment in a Polish distributor, which is primarily engaged in distributing medical products and devices, including the distribution of the products sold by the Company. The Company invested approximately $165,000 into the Polish distributor and owns approximately 6% of the investee.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company's equity method holding as of February 28, 2023 and determined that the Company's proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holdings during the period ended February 28, 2023.

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

The following summary presents the options granted, exercised, expired, canceled and outstanding for the nine months ended February 28, 2023:

	Option Shares	Exercise Price Weighted Average
Outstanding May 31, 2022	2,321,616	$3.72
Granted	146,000	3.37
Exercised	(46,500)	1.73
Cancelled or expired	(107,750)	4.76
Outstanding February 28, 2023	2,313,366	$3.69

During the nine months ended February 28, 2023, options to purchase 46,500 shares of common stock were exercised at prices ranging from $0.82 to $2.68. Total net proceeds for the Company were approximately $79,000.

During the nine months ended February 28, 2023, the Company granted 146,000 options to purchase common stock at an average purchase price of $3.37, with the majority of those options issued to the Company’s new Chief Commercial Officer, who is managing the commercialization and roll-out of the InFoods IBS test.

REVENUE RECOGNITION

The Company has various contracts with customers.  All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes.

The Company does not typically allow for returns from customers except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein customers receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts during the nine months ended February 28, 2023 and 2022, and does not believe that any additional discounts will be given through the end of the contract periods.

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

As of February 28, 2023, the Company had approximately $138,000 of advances from certain foreign customers. The majority of these advances are prepayments on orders that are expected to ship during our fourth fiscal quarter ending May 31, 2023.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022
Clinical lab	$532,000	$731,000	$2,580,000	$2,259,000
Over-the-counter	292,000	244,000	971,000	857,000
Contract manufacturing	284,000	167,000	431,000	319,000
Physician's office	4,000	6,518,000	249,000	10,134,000
Total	$1,112,000	$7,660,000	$4,231,000	$13,569,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $392,000 and $387,000 of research and development costs during the three months ended February 28, 2023 and 2022, respectively, and approximately $1,215,000 and $1,317,000 of research and development costs during the nine months ended February 28, 2023 and 2022, respectively.

INCOME TAXES

The Company has provided a full valuation allowance on net deferred income tax assets of approximately $8,088,000 and $6,967,000 as of February 28, 2023 and May 31, 2022, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations for the three and nine months ended February 28, 2023 and 2022.

RIGHT-OF-USE ASSETS AND LEASE LIABILITY

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term.  Leases are classified as financing or operating which will drive the expense recognition pattern. The Company has elected to exclude short-term leases of 12 months or less, and as a result, those lease payments are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.  The Company leases office space and copy machines, all of which are operating leases.  Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise.  The leases do not include the options to purchase the leased property.  The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation on February 28, 2023 and 2022 was 2,313,366 and 2,336,116, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Other recent Accounting Standards Updates (”ASU's”) issued by the Financial Accounting Standards Board (“FASB”) and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

RECLASSIFICATIONS

Certain comparative figures in the February 28, 2022 condensed consolidated statement of operations have been reclassified to conform to the current period presentation.

NOTE 3:  SHAREHOLDERS’ EQUITY

Stock option expense during the nine months ended February 28, 2023 and 2022 was approximately $1,006,000 and $959,000, respectively.

During the nine months ended February 28, 2023, the Company sold 573,889 shares of its common stock at prices ranging from $3.15 to $4.26 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $2,014,000 and net proceeds to the Company of approximately $1,961,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

NOTE 4:  GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022
Revenues from sales to unaffiliated customers:
Asia	$345,000	$4,877,000	$1,822,000	$8,925,000
Europe	301,000	2,416,000	1,268,000	3,683,000
North America	461,000	286,000	1,130,000	820,000
South America	5,000	81,000	11,000	87,000
Middle East	-	-	-	54,000
	$1,112,000	$7,660,000	$4,231,000	$13,569,000

As of February 28, 2023, and May 31, 2022, approximately $672,000 and $621,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively.

As of February 28, 2023, and May 31, 2022, approximately $18,000 and $17,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5:  LEASES

The Company leases its facilities. On February 28, 2023, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016.  The Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years.  When the Company extended its lease in April 2021, it was also granted an additional five-year lease extension option. The current rent is approximately $26,000 per month. The security deposit is approximately $22,000.

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

Total gross rent expense in the United States for the nine months ended February 28, 2023 and 2022 was approximately $230,000 and $230,000, respectively.  Rent expense for the Mexico facility for the nine months ended February 28, 2023 and 2022 was approximately $32,000 and $31,000, respectively.

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

Supplemental cash flow information related to leases for the nine months ended February 28, 2023:

Operating cash flows from operating leases	$263,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted average remaining lease term (in years)	3.53
Weighted average discount rate	6.50%

The approximate maturity of lease liabilities as of February 28, 2023 are as follows:

Less than 1 year	$360,000
1 to 2 years	370,000
2 to 3 years	382,000
3 to 4 years	201,000
4 to 5 years	0
Total undiscounted lease payments	1,313,000
Less imputed interest	135,000
Total operating lease liabilities	$1,178,000

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

There were no legal proceedings pending as of February 28, 2023.

NOTE 7:  SUBSEQUENT EVENTS

The Company closed a public offering on March 7, 2023 of an aggregate of 3,333,333 shares of its common stock, par value $0.08 per share at a price to the public of $2.40 per share for total gross proceeds of $8 million, before deducting underwriting discounts and commissions and other offering-related expenses payable by the Company.

The Company intends to use the net proceeds of the offering for general corporate purposes, including, without limitation, setting up and conducting clinical studies, expanding sales and marketing activities for existing and new products, research and development of new products, acquisitions, capital expenditures, and for other general working capital needs.

In conjunction with the public offering of shares of the Company’s common stock, the Company suspended its at-the-market sales agreement.

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

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians' offices and over-the-counter (“OTC”) through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine, nasal or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company's products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research, development, commercialization, and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our InFoods® Technology platform that are designed to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These InFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using the patented InFoods Technology is our InFoods® IBS product which uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult-to-manage dietary restrictions, the InFoods® IBS product works by identifying a patient’s above normal immunoreactivity to specific foods.  A food identified as causing an abnormal immune response in the patient is simply removed from the diet to help alleviate IBS symptoms. Following the successful completion and positive statistical results from the Company’s InFoods IBS clinical trial mentioned below, Biomerica received interest from Gastroenterology (GI) physicians who would like to order the InFoods IBS test for their patients even prior to the product receiving FDA Clearance. Given this, during the third quarter ended February 28, 2023, we worked to set up the InFoods® IBS test to be performed in a CLIA-certified, and CAP accredited high-complexity laboratory facility and offered as a laboratory developed test (LDT). During the quarter, the CLIA lab completed all validation testing necessary for the InFoods IBS product to be offered as an LDT and, as of quarter end, is now accepting patient samples. We also worked to optimize the process for GI physicians to order the InFoods IBS test, send patient blood samples to the CLIA lab and receive the test results for their patients. We believe ease of order and workflow for physicians, with easy to understand and actionable results for patients, is critical to our success. During the quarter, we also set up customer service and payment systems, along with a dedicated website for patient to receive answers to questions they may have about the test and attain information about how to eliminate a specific food from their diet. This is especially important for foods that are ingredients in common processed foods like milk, eggs and wheat.  As of the end of the fiscal third quarter, the product is now available to physicians and their patients. Due to the proprietary (patented) nature of this product and the size of the market, we believe our InFoods IBS product has the potential to become a significant revenue opportunity.

During fiscal 2022, we completed an endpoint determination clinical trial on our InFoods®  IBS product. This trial was conducted at the Mayo Clinic centers in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan, and other institutions. This trial monitored IBS patients over an 8-week period to determine the efficacy of our InFoods®  IBS product to improve the patients’ IBS symptoms or endpoints. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements, indicating that the elimination of specific foods identified by our InFoods® IBS product may meaningfully reduce the symptoms of IBS in all patient subtypes (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS-Constipation, in the top line data. The purpose of the endpoint study was to evaluate the product and to determine the primary symptom endpoint, or endpoints that could be used in a final pivotal trial that will be conducted to attain the validation data needed to apply for U.S. Food and Drug Administration (“FDA”) clearance for the product. We are now in the process of reviewing the complete dataset and selecting the target endpoint(s) to be used in a follow-on pivotal trial. We are also determining the protocols for this trial. The trial is expected to include the large medical institution participants that conducted the endpoint trial, in addition to other new institutions along with a clinical research organization.

We are also beginning the work of selecting at least one new disease (such as ulcerative colitis or migraines), where there is evidence that certain foods can trigger or contribute to the symptoms found in these indications. We expect any new disease we target will follow a similar development pathway as InFoods IBS in simultaneously seeking FDA clearance of the product while also initially launching the product as an LDT.

We will also continue to evaluate partnership/licensing opportunities, as they arise, with U.S. and multinational companies that could help us commercialize the InFoods products in the U.S and overseas.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians' offices and OTC drugstores like Walmart and Walgreens). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

During fiscal 2022, we finalized development of our H. Pylori diagnostic test that indicates if a patient is infected with the H. Pylori bacteria. H. Pylori infection is extremely common, and if left untreated, can lead to ulcers and possibly stomach cancers. During our fourth quarter of fiscal 2022, we applied for FDA clearance of this product though a 510(k) premarket submission. We have been in communication with the FDA answering certain follow-up questions and providing additional data as requested. We are currently collecting and providing additional data as requested from the FDA. Once cleared, we will begin marketing the product in the U.S. market.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. In fiscal 2022 and 2023 we generated revenues from the international sale of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand for such tests, the Company generated no revenues during the three months ended February 28, 2023 from the sale of COVID-19 related products.  Further, during the nine months ended February 28, 2023 0% of our sales were generated from our COVID-19 related products, as compared to 80% of our revenue during the nine months ended February 28, 2022.

Our research and development efforts are substantially focused on development and commercialization of our H. Pylori product, our InFoods® IBS product, and certain other diagnostic products that we are developing for others under contract R&D agreement, where we expect to be the contract manufacturers for these third-party diagnostic companies.

Our products that accounted for approximately 87% of our revenues during the nine months ended February 28, 2023, are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

RESULTS OF OPERATIONS

Three months ended February 28, 2023

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended February 28,		Increase (Decrease)
	2023	2022	$	%
Clinical lab	$532,000	$731,000	$(199,000)	-27%
Over-the-counter	292,000	244,000	48,000	20%
Contract manufacturing	284,000	167,000	117,000	70%
Physician's office	4,000	6,518,000	(6,514,000)	-100%
Total	$1,112,000	$7,660,000	$(6,548,000)	-85%

Consolidated net sales were approximately $1,112,000 for the three months ended February 28, 2023, as compared to $7,660,000 for the three months ended February 28, 2022, a decrease of approximately $6,548,000, or 85%. This decrease for the three months ended February 28, 2023, was driven primarily by lower demand for our physician’s office COVID-19 product in Asia. Excluding COVID-19 product sales, consolidated net sales were approximately $1,108,000 for the three months ended February 28, 2023, as compared to $1,316,000 for the three months ended February 28, 2022, a decrease of approximately $174,000, or 13%. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales was approximately $991,000, or 89% of net sales, for the three months ended February 28, 2023, as compared to $5,987,000, or 78% of net sales, for the three months ended February 28, 2022, a decrease of approximately $4,996,000, or 83%. The decrease for the three months ended February 28, 2023, was driven primarily by a decrease in volume of our COVID-19 product.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended February 28,
	2023		2022		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,379,000	124%	$1,394,000	18%	$(15,000)	-1%
Research and Development	$392,000	35%	$387,000	5%	$5,000	1%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,379,000 for the three months ended February 28, 2023, as compared to $1,394,000 for the three months ended February 28, 2022, a decrease of approximately $15,000, or 1%.

Research and Development

Consolidated research and development expenses were approximately $392,000 for the three months ended February 28, 2023, as compared to $387,000 for the three months ended February 28, 2022, an increase of approximately $5,000, or 1%.

Interest and Dividend Income

Interest and dividend income were approximately $36,000 for the three months ended February 28, 2023, as compared to $6,000 for the three months ended February 28, 2022, an increase of $30,000, or 500%. The increase was primarily driven by higher interest yields on our cash and cash equivalents.

Nine months ended February 28, 2023

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Nine Months Ended February 28,		Increase (Decrease)
	2023	2022	$	%
Clinical lab	$2,580,000	$2,259,000	$321,000	14%
Over-the-counter	971,000	857,000	114,000	13%
Contract manufacturing	431,000	319,000	112,000	35%
Physician's office	249,000	10,134,000	(9,885,000)	-98%
Total	$4,231,000	$13,569,000	$(9,338,000)	-69%

Consolidated net sales were approximately $4,231,000 for the nine months ended February 28, 2023, as compared to $13,569,000 for the nine months ended February 28, 2022, a decrease of approximately $9,338,000, or 69%. This decrease for the nine months ended February 28, 2023, was driven primarily by lower demand for our physician’s office COVID-19 product in Asia. Excluding COVID-19 product sales, consolidated net sales were approximately $3,982,000 for the nine months ended February 28, 2023, as compared to $3,435,000 for the nine months ended February 28, 2022, an increase of approximately $547,000, or 16%. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales was approximately $3,814,000, or 90% of net sales, for the nine months ended February 28, 2023, as compared to $11,213,000, or 82% of net sales, for the nine months ended February 28, 2022, a decrease of approximately $7,399,000, or 66%. The decrease for the nine months ended February 28, 2023, was driven primarily by a decrease in volume of our COVID-19 product.

Operating Expenses

The following is a summary of operating expenses:

	Nine Months Ended February 28,
	2023		2022		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$4,589,000	108%	$3,817,000	28%	$772,000	20%
Research and Development	$1,215,000	29%	$1,317,000	10%	$(102,000)	-8%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $4,589,000 for the nine months ended February 28, 2023, as compared to $3,817,000 for the nine months ended February 28, 2022, an increase of approximately $772,000, or 20%. The increase in the nine months ended February 28, 2023, was primarily due to approximate increases in bad debt expense of $428,000 related to a Vietnam customer, legal expenses of $105,000 related to patent activity, and consulting services of $136,000 related to our online presence at Amazon and Walmart.

Research and Development

Consolidated research and development expenses were approximately $1,215,000 for the nine months ended February 28, 2023, as compared to $1,317,000 for the nine months ended February 28, 2022, a decrease of approximately $102,000, or 8%. The decrease in the months ended February 28, 2023, was primarily due to lower research expenditures.

Interest and Dividend Income

Interest and dividend income were approximately $77,000 for the nine months ended February 28, 2023, as compared to $20,000 for the nine months ended February 28, 2022, an increase of $57,000, or 285%. The increase was primarily driven by interest income on our cash and cash equivalents that resulted from higher current period interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	February 28, 2023	May 31, 2022
Cash and cash equivalents	$3,345,000	$5,917,000
Working capital including cash and cash equivalents	$5,087,000	$7,416,000

As of February 28, 2023 and May 31, 2022, the Company had cash and cash equivalents of approximately $3,345,000 and $5,917,000, respectively. As of February 28, 2023 and May 31, 2022, the Company had working capital of approximately $5,087,000 and $7,416,000, respectively. We believe that the aggregate of our existing cash and cash equivalents held at the end of the fiscal third quarter, combined with the approximate $7.4 million in net proceeds from the public offering of common shares that was closed in early March 2023, is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next 18 to 24 months. To satisfy our capital requirements beyond that point, including ongoing future operations, we may seek to raise additional financing through debt and equity financing.

Operating Activities

During the nine months ended February 28, 2023, cash used in operating activities was approximately $4,511,000. The primary factors that contributed to this were a net loss of approximately $5,348,000, partially offset by non-cash expenses of $1,100,000, primarily associated with stock-based compensation and account receivables provisions.

During the nine months ended February 28, 2022, cash provided by operating activities was approximately $3,777,000. The primary factors that contributed to this was a loss of approximately $2,772,000, non-cash expenses of $705,000, primarily associated with depreciation, amortization, stock-based compensation, adjustments to allowance for doubtful accounts, and inventory reserves. In addition, we realized an increase in net working capital of approximately $5,844,000 primarily driven by an increase in advances from customers and accounts payable.

Investing Activities

During the nine months ended February 28, 2023, cash used in investing activities was approximately $64,000 for purchases of property and equipment.

During the nine months ended February 28, 2022, cash used in investing activities was approximately $33,000 for purchases of property and equipment, and $113,000 expenditures related to patents.

Financing Activities

During the nine months ended February 28, 2023, cash provided by financing activities was approximately $2,040,000 which was a result of net proceeds from the sale of common stock of $1,961,000, and stock option exercises of $79,000.

During the nine months ended February 28, 2022, cash provided by financing activities was approximately $2,356,000 which was a result of net proceeds from the sale of common stock of $2,317,000, and stock option exercises of $39,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of February 28, 2023.

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

There were no legal proceedings pending as of February 28, 2023.

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

During the nine months ended February 28, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report on Form 10-K.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

31.1	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Gary Lu

32.1	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Gary Lu

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

Date: April 14, 2023
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2023
	By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)