Form 10-K
period 2023-05-31
BIOMERICA INC
filed 2023-08-25
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2023 or

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Transition Period From ______ To ______

Commission File Number: 001-37863

BIOMERICA, INC.

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation of organization)	95-2645573 (I.R.S. Employer Identification No.)

17571 Von Karman Avenue, Irvine, CA (Address of principal executive offices)	92614 (Zip Code)

(949) 645-2111

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.08	BMRA	Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes ☐ No ☒

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 12,281,164 shares held by non-affiliates and the closing price of $3.48 per share for Common Stock as of November 30, 2022): $42,738,451.

The outstanding number of shares of common stock, par value $0.08, as of August 25, 2023 was 16,821,646.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement and related proxy solicitation materials shall not be deemed to be filed as part hereof.

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

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

THE COMPANY

Biomerica, Inc. (“Biomerica,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in September 1971 as Nuclear Medical Systems, Inc., and later changed its name to Biomerica, Inc. The Company has two wholly owned subsidiaries, Biomerica de Mexico, which is used for assembly/manufacturing, and BioEurope GmbH, which acts as a distributor of Biomerica products in certain markets.

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (in home and in physicians’ offices) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. Our InFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea and constipation. Instead of broad and difficult to manage dietary restrictions, the InFoods® IBS product works by identifying specific foods that may be an abnormally high immune response   in the patient. A food identified as positive, which is causing the abnormal immune response in the patient, can be simply removed from the diet to help alleviate IBS symptoms.

During fiscal 2022, we completed an endpoint determination clinical trial on our InFoods® IBS product. This trial was conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan and other institutions. This trial monitored IBS patients over an 8-week treatment period to determine the efficacy of our InFoods® IBS product to improve the patients’ IBS symptoms or endpoints. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements, indicating that the elimination of specific foods may meaningfully reduce the symptoms of IBS in each patient subtype (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS-Constipation, in the top line data. The purpose of the endpoint study was to validate the efficacy of the product, and to determine the primary symptom endpoint, or endpoints to be used in a final pivotal trial that will be conducted to attain the validation data needed to apply for U.S. Food and Drug Administration (“FDA”) clearance for the product.   We are continuing to review and refine the complete dataset and have selected the final endpoint that we would intend to use in a final pivotal trial. We are starting to develop the protocol for submission to the FDA, and once approved the trial will be run thereafter. The trial is expected to include the large medical institution participants that conducted the endpoint clinical trial, in addition to other new institutions and a Clinical Research Organization.

Following the successful completion and positive results from the Company’s InFoods® IBS clinical trial, we saw significant interest from Gastroenterology (“GI”) physicians who would like to provide the InFoods® IBS product to their patients. Therefore, while we continue the work of advancing this product toward FDA clearance, during our fourth quarter of fiscal 2023, we launched the InFoods® IBS product through a CAP-Certified high-complexity Clinical Laboratory Improvement Amendments (“CLIA”) laboratory facility and began offering the product as a laboratory developed test (“LDT”) to GI physicians. The first physician group to offer InFoods® IBS to their IBS patients is Gastro Health at their flagship location in Miami, Florida. Gastro Health is a leading GI physician group with over 390 physicians operating in over 150 offices in seven states.

InFoods® IBS product is currently offered on a “cash-pay” basis (without insurance reimbursement) to IBS patients. However, we have begun the process of speaking to reimbursement consultants who can help us seek and attain reimbursement through government pay (i.e., Medicare and Medicaid), and from private insurers.

We are also beginning the work of validating one new disease (such as ulcerative colitis or migraines), where there is evidence that certain foods can trigger or contribute to the symptoms found in patients suffering from those illnesses. Each InFoods® test is developed specifically for patients suffering from the disease being targeted. For instance, the panel of foods that would be tested for patients with migraines will be different from the known problematic foods that we test for in IBS. We have already performed much of the initial research and development work necessary to determine what foods are commonly problematic for each of eight different diseases. We have found that some diseases show approximately 20 foods that are commonly problematic for patients, while other diseases show over 70 foods for which patients commonly show an abnormal immune response. Once the panel of problematic foods is identified for a specific disease, the panel must then be tested to confirm which of the problematic food are causing an abnormal and harmful immune response. We expect any new disease we target will follow a similar development pathway as InFoods® IBS in simultaneously seeking FDA clearance of the product while also launching the product as an LDT.

We are also continuing to evaluate partnership/licensing opportunities, as they arise, with U.S. and multinational companies that could help us commercialize, or accelerate revenue growth of, the InFoods® products in the United States and overseas.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians’ offices and over-the-counter drugstores like Walmart and Walgreens). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

During fiscal 2022, we finalized development of our H. Pylori diagnostic test that indicates if a patient is infected with the H. Pylori bacteria. H. Pylori infection is extremely common, and if left untreated, can lead to ulcers and possibly stomach cancers. During our fourth quarter of fiscal 2022, we applied for FDA clearance of this product though a 510(k) premarket submission. We have been in communication with the FDA answering certain follow-up questions and providing additional data as requested. We are working with the FDA to perform one additional set of in-lab tests that the FDA has requested prior to making their final determination on clearance of the product. Provided we receive FDA clearance, we will begin marketing the product in the U.S. market. We have already begun discussions with international distributors for this product and expect to see revenues through these international channels during 2024.

We have recently added new employees in our sales and marketing department in order to increase sales of existing products. In fiscal 2023, we also hired a Chief Commercial Officer (“CCO”) with broad experience launching new products at large diagnostic companies. Our CCO is focused on the commercial launch of the InFoods® IBS product to the GI physician groups in the U.S. market.

Due to the global 2019 SARS-CoV-2 novel coronavirus (“COVID-19”) pandemic, in March 2020, we began developing, marketing, and selling COVID-19 diagnostic tests. In fiscal 2022, we generated revenues from the international sale of our COVID-19 antigen tests. Due to falling demand for such tests, the Company generated 4% of our sales during fiscal year 2023, as compared to 75% of our revenue during fiscal year 2022. Due to the dramatic increase in fiscal 2022 revenues, and subsequent decrease in fiscal 2023 revenues from this COVID-related product, we saw significant volatility in our revenues and our earnings during those two fiscal years. By the end of fiscal year 2023, and during our fourth quarter, none of our revenues came from the sale of COVID-related tests.

Our non-COVID-19 products that accounted for approximately 96% and 25% of our revenues during the fiscal years ended May 31, 2023, and 2022, respectively, are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

Technological advances in medical diagnostics have made it possible to perform diagnostic tests within the home and the physician’s office (the point-of-care), rather than in the clinical laboratory. One of our objectives also has been to develop and market rapid diagnostic tests that are accurate, utilize easily obtained patient specimens, and are simple to perform without instrumentation. Our over-the-counter (home use) and professional use (doctor’s office, clinics, etc.) rapid diagnostic test products help to manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Typically, tests of this kind require the services of medical technologists and sophisticated instrumentation. Further, results are often not available until at least the following day. We believe rapid point-of-care tests can be as accurate as laboratory tests when developed and used properly, may require limited to no instrumentation, can give reliable results in minutes, and can be performed with confidence in the home or the physician’s office.

We expend considerable funds in research and development of certain new products that diagnose and, in certain cases, are designed to be used as a therapy for several major medical diseases. These products are both internally developed and licensed from others. We employ experienced and highly trained technical personnel (including Ph.D.’s and other scientists) to develop new products and evaluate and implement technology technical transfer activities. Our technical staff, many of whom have been previously employed at large diagnostic manufacturing companies, has extensive industry experience. We also rely on our Scientific Advisory Board of leading medical doctors and clinicians to assist in guiding our clinical studies and product development.

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

RESEARCH AND DEVELOPMENT

Beyond our focus on development of our InFoods® IBS product, we also focused a portion of our Research and Development (“R&D”) resources on continued validation of our H. Pylori diagnostic test. Our research and development spending driven by our focus on these tests and outside clinical studies intended to demonstrate the feasibility of FDA clearance for such tests. We also utilize technical personnel, with Ph.D. and other degrees and extensive experience in development and production of health diagnostic tests, to conduct other development activities and improve existing products, as well as explore potential new technologies that we may wish to develop and commercialize. Research and development expenses include the costs of materials, supplies, personnel, consultants, facilities, outside clinical trial sites and equipment as well as outside contract services. Consolidated research and development expenses incurred by Biomerica for the years ended May 31, 2023 and 2022, aggregated to approximately $1,584,000, and $1,812,000, respectively. As Biomerica moves forward with development, validation and commercialization of additional key products that address diseases with large market opportunities, research and development expenses are expected to be consistent during upcoming quarters.

During the fourth quarter of fiscal 2022, we also submitted our proprietary H. Pylori test to the FDA for clearance through a 510(k) submission. The clinical studies for our H. Pylori were conducted at the University of Southern California, a European University, and several other U.S. locations. Biomerica’s test is designed to provide highly accurate sensitivity and specificity for H. Pylori testing and for monitoring of treatment. We are in the process of finalizing one additional set of in-house validation tests that the FDA has requested us to complete before they review the submission and decide on the allowance on this product.

We have developed a unique diagnostic-guided therapy which we call the InFoods® technology, that is designed to allow physicians to identify patient-specific foods (e.g. pork, milk, onions, sugar, chickpeas, etc.), that when removed from the patient’s diet, may alleviate or improve their symptoms of IBS and other diseases. We have filed patents throughout the world pertaining to the use of our InFoods® diagnostic technology to detect abnormal immune responses in patients suffering from various diseases. Many of these patents have recently been issued with many more in the review and prosecution phase. The United States Patent and Trademark Office (“USPTO”) has issued the Company two patents with broad claims that protect this InFoods® IBS product. Patents have also been issued in the countries of Australia, Japan, Korea, Mexico, and Singapore. Additional patent applications pertaining to the InFoods® IBS product have been filed in the United States and in other countries. We are also developing and have filed patents for products that target other diseases utilizing the InFoods® technology platform which include: Functional Dyspepsia, Crohn’s disease, Ulcerative Colitis, Gastroesophageal Reflux disease (“GERD”), Migraine Headaches, Depression, and Osteoarthritis. Our first patent to be allowed for a disease/illness other than IBS was allowed in Japan in August 2021. This patent covers the use of our InFoods® technology to diagnose and treat persons suffering from depression.

MARKETS AND METHODS OF DISTRIBUTION

Biomerica has approximately 80 current customers for its diagnostic business, of which approximately 40 are foreign distributors, 10 are domestic distributors and the balance are primarily domestic hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers, physicians’ offices, and e-commerce customers.

We employ a director of sales and marketing for Europe and South America who is headquartered in Germany. She has over 20 years of experience selling and marketing diagnostic and life science products across multiple diagnostics technologies and disciplines. She possesses broad international business experience, with communication skills in German, English, Spanish, French, and Portuguese, and scientific and technical understanding of gastrointestinal diagnostic products. She also has strong relationships with key strategic entities in Europe, Eastern Europe, Latin America, Canada, and the United States and we expect that she will continue to help Biomerica add new distributors for existing products and add new product-lines for future distribution by us.

We rely on affiliated and unaffiliated distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings, and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point-of-care testing (physicians’ offices and over-the-counter drug stores).

Due to global and economic disruptions caused by the global COVID-19 pandemic, the ongoing war in Ukraine, and tensions between the country of China and the United States, the Company’s operations have been negatively impacted. The Company has faced disruptions in certain of the following areas, and may face further challenges from supply chain disruptions, cost inflation, loss of contracts and/or customers, closure of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. The pandemic, war, and geopolitical related disruptions have materially negatively impacted the Company’s operations and financial performance and may continue to have significant material negative impacts on the Company depending on possible disruptions from future outbreaks or issues. Our net sales were approximately $5,339,000 for fiscal 2023 compared to $18,871,000 for fiscal 2022.

For the fiscal years ended May 31, 2023 and 2022, the Company had one distributor and two distributors, respectively, which accounted for a total of 35% and 65% of total net sales, respectively. Of this, for the fiscal years ended May 31, 2023 and 2022, the largest of the distributors mentioned above accounted for 35% and 55%, respectively, of net sales.

Total gross receivables on May 31, 2023 and 2022 were approximately $751,000 and $927,000, respectively. As of May 31, 2023 and 2022, the Company had one distributor which accounted for 36% and 50%, respectively, of gross accounts receivable. Of the 36% as of May 31, 2023, 100% was owed by a distributor in Asia.

BACKLOG

On May 31, 2023 and 2022, Biomerica had a backlog of unshipped orders of approximately $655,000 and $754,000, respectively. On May 31, 2023, this consisted primarily of orders to a distributor in Asia.

RAW MATERIALS

The principal raw materials utilized by Biomerica consist of various chemicals, serums, reagents, and packaging supplies. Almost all of our raw materials are available from several sources, and we are not dependent upon any single source of supply or a few suppliers. However, due to the limited number of suppliers of some materials, especially those such as antibodies, there is always the possibility that we may encounter difficulty in the future obtaining key raw materials for its manufacturing processes or that such materials may be exceedingly costly. For the fiscal year ended May 31, 2023, the Company did not have any significant concentration of vendor spend for raw materials. For the fiscal year ended May 31, 2022, the Company had one vendor, which accounted for 84% of our purchases of raw materials largely related to COVID-19 products.

Our inventory consists of various types of materials including antibodies, antigens, bottles, boxes, various chemicals, and reagents utilized in the manufacture of our test kits as well as products in various stages of completion.

Our sourcing and receiving of raw materials were negatively impacted during the global COVID-19 pandemic. While most of these disruptions have since been resolved, it is unclear to what extent raw material availability will be impacted in the foreseeable future, and how that will impact our production and sales.

INFLATION

Due to the global and domestic supply chain disruptions, and overall inflationary pressures in the economy, we have experienced material increases in the cost of our raw materials and in our operating and labor costs. While we have attempted to respond by increasing the selling price of our own products, the gross margins on our products sold have been negatively impacted.

COMPETITION

We have certain proprietary products, such as our EZ Detect colon disease home test, the Aware Breast Self Exam product and our InFoods® IBS product. These products have certain and significant competitive advantages compared to tests offered by competitors.

Our competitors vary greatly in size. Many are divisions or subsidiaries of well-established medical and pharmaceutical companies which are much larger than Biomerica and expend substantially greater amounts than we do for research and development, manufacturing, advertising, and marketing.

The primary competitive factors affecting the sale of diagnostic products are uniqueness, technology, quality of product, performance, price, service, and marketing. We believe we compete primarily on the basis of the uniqueness of our products, the quality of our products, the speed of our test results, our patent position, our pricing and our prompt shipment of orders. We offer a broad range of products but have had limited marketing capability. However, recently we have expanded our sales and marketing capability, through marketing and strategic cooperation with larger companies and distributors and by hiring new employees with marketing and sales expertise. We have also hired a social media manager who focuses on social media campaigns that are directed at increasing awareness of our products and driving sales of these products. In addition, during fiscal 2023, we hired an experienced Chief Commercial Officer, who is focused on growing sales of our InFoods® IBS product that is now being offered as an LDT through a certified CLIA lab.

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are generally legally defined as medical devices and in vitro diagnostic medical devices. As a result, we are considered to be a medical devices and in vitro diagnostic medical devices manufacturer, and as such, we are subject to the regulations issued and enforced by of numerous governmental entities. These agencies include the FDA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture (“USDA”), and Consumer Product Safety Commission, as well as European Government agencies. Our activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new in vitro diagnostic medical devices and medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records, the reporting of potential product problems, and other matters.

The Food, Drug & Cosmetic Act of 1938 (the “FDCA”) regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be assured through general controls, such as device listing, adequate labeling, and adherence to the Quality System Regulation (“QSR”) as well as Medical Device Reporting (“MDR”), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Notification or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls’ provisions applicable to Class I devices. Class III devices are devices that generally must receive clearance prior to marketing by the FDA pursuant to a pre-market approval to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting, or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices. Our products are primarily either Class I or Class II medical devices.

Pursuant to FDA requirements, we have registered our manufacturing facility with the FDA as a medical device manufacturer and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the QSR, which requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing, and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling and MDR regulations which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as any product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Our current license is valid until November 19, 2024. Through compliance with FDA and California regulations, we can market some of our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country where the product is sold. In Europe, the directives of the European Union (“EU’) require that a device have a CE Mark in order to be sold in EU countries. We comply with In Vitro Diagnostic Medical Devices Directive (“IVDD”) 98/79/EC and Medical Devices Regulation 2017/745 (“MDR”). We also comply with ISO 13485:2016 Medical Devices Quality Management Systems - Requirements for Regulatory Purposes.

At present, outside of the EU, the international regulatory review process varies from country to country. We work with our distributors and sales representatives in the foreign countries in which we market our products to ensure that we comply with the regulatory laws of those countries. We believe that our international sales to date have been in compliance with the laws of all foreign countries in which we have made sales. Exports of most medical devices are also subject to certain FDA regulatory controls.

The designing, development, manufacturing, marketing, post-market surveillance, distribution, advertising, and labeling of Biomerica’s immunoassay in vitro diagnostic (“IVD”) medical device products are subject to regulation in the United States by the Center for Devices and Radiological Health of the FDA and state agencies. FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require these products to be manufactured in accordance with the FDA’s current Good Manufacturing Practice (cGMP) regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA enforces these requirements by inspection and post-market surveillance. The last FDA announced inspection was in November 2019 and no observations were noted. We believe that all Biomerica products sold in the United States comply with the FDA and state regulations.

We are an FDA regulated and ISO 13485:2016 certified In Vitro Diagnostic Medical Devices company. Our goal is to provide high quality medical diagnostic products that generally meet or exceed customer requirements and comply with all applicable regulatory requirements: FDA 21 CFR Part 820 Quality Management System, ISO 13485:2016, Medical Devices Quality Management Systems - Requirements for Regulatory Purposes, In Vitro Diagnostic Medical Devices Directive 98/79/EC & and Medical Device Regulation 2017/745, Guidelines related to Medical Devices Directive/Regulation Guidance on CE Marking, among others. Biomerica involves its employees in a continuous improvement process to increase productivity, improve quality and maintain the suitability, adequacy, and effectiveness of our quality management system.

The EU In Vitro Diagnostic Medical Device Regulation (“IVDR”) 2017/746 was effective on May 26, 2022. Manufacturers need to update their technical documentation and processes to meet the more stringent regulatory requirements of the European Union. Notified Bodies can begin certifying devices to the new IVDR requirements once they have been designated under IVDR by their Competent Authority. Our Notified Body is officially designated under the IVDR and listed in the European Commission NANDO database since August 19, 2021. We are working closely with our Notified Body to update our technical documentation to comply with these more stringent IVDR requirements.

Per IVDR 2017/746 Amendment 2021/0323 (COD), devices with a CE certificate that was issued in accordance with IVDD may be placed on the market or put into service until May 26, 2025.

Exceptional Renewal of CE Certificate for IVDD Quality System was granted to Biomerica. Biomerica received an extended CE Certificate on May 24, 2022, which remains effective until May 26, 2025. We have until May 26, 2025, to update the technical documentation and processes to meet these regulatory requirements of IVDR 2017/746.

Per IVDR 2017/746 Amendment 2021/0323 (COD), devices without a CE certificate that was issued in accordance with IVDD, for which a declaration of conformity was drawn up prior to May 26, 2022, per IVDD and for which the conformity assessment procedure pursuant to IVDR requires the involvement of a Notified Body, may be placed on the market, or put into service until the following dates. Biomerica also has until the following dates to update the technical documentation and processes to meet these regulatory requirements of IVDR 2017/746:

(1)	May 26, 2025, for class D devices.
(2)	May 26, 2026, for class C devices.
(3)	May 26, 2027, for class B devices; and
(4)	May 26, 2027, for class A devices placed on the market in sterile condition.

SEASONALITY OF BUSINESS

Our business has not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during our last two fiscal years:

	For the Year Ended May 31,
	2023		2022
Asia	$2,021,000	38%	$13,375,000	71%
Europe	1,798,000	34%	4,339,000	23%
North America	1,470,000	28%	997,000	5%
Middle East	39,000	1%	70,000	0%
South America	11,000	0%	90,000	1%
Total	$5,339,000	100%	$18,871,000	100%

We recognize that our foreign sales could be subject to some special or unusual risks, which are not present in the ordinary course of business in the United States. Changes in economic factors, government regulations, terrorism, tariffs, embargos, trade wars, import/export restrictions, disruptions in shipping and distribution channels, drops in demand for our products due to regional or national shut-downs from the COVID-19 pandemic, other disease outbreaks that cause patients’ fear or refusal to visit hospitals and healthcare providers due to the pandemic where our products are sold and used, the erosion of economic conditions in those countries, and many other factors all could impact sales within certain foreign countries. In addition, these factors could also impact our ability to collect foreign accounts receivable. Foreign countries have licensing requirements applicable to the sale of diagnostic products, which vary substantially from domestic requirements; depending upon the product and the foreign country, these may be more or less restrictive than requirements within the United States and may change without notice. Foreign sales of our diagnostic products are made primarily through a network of approximately 40 independent distributors in approximately 30 countries.

INTELLECTUAL PROPERTY

We regard the protection of our methodologies, designs, product formulations, manufacturing processes, diagnostic procedures, copyrights, service marks, trademarks, and trade secrets as important to our future success. We rely on a combination of copyright, trademark, patent, service mark and trade secret laws, and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with most of our fulfillment partners and strategic partners to limit access to and disclosure of proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property (“IP”) will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, patents, trade secrets, or copyrighted material, to third parties. While we attempt to ensure that the quality of our product brands is maintained by such licensees, we cannot be certain that such licensees will not take actions that might hurt the value of our proprietary rights or reputation.

LICENSE OF THIRD-PARTY INTELLECTUAL PROPERTY

On occasion, we in-licensed both exclusive and non-exclusive rights to intellectual property and patents owned by third parties. These license agreements typically require royalties and other payments.

We have a royalty agreement in which we obtained rights to manufacture and market an ACTH test (used to detect chronic metabolic conditions). Royalty expenses of approximately $13,000 and $19,000, respectively, are included in cost of sales for this agreement for the fiscal years ended May 31, 2023 and 2022. Sales of products manufactured under this agreement are not material to total sales for the fiscal years ended May 31, 2023 and 2022, respectively. We may license other products or technology in the future as it is deemed necessary or opportunistic for conducting business.

Some of the products that we manufacture, sell, or use may be covered by claims in issued patents held by other persons or entities, and as such, upon notice from such persons or entity we may be required to pay a license fee or may be required to cease all manufacture, sale or use of such products, which could negatively impact us. While we have not been notified of any such claims by third parties, we cannot guarantee that such claims will not be made in the future.

BRANDS AND TRADEMARKS

We occasionally register our tradenames with the U.S. Patent and Trademark Office (“USPTO”). Of note, we registered the tradename “InFoods” on December 24, 2016. Our unregistered tradenames are “EZ Detect,” “EZ-H.P.,” and “EZ-PSA”. A trademark for “Aware” was issued and assigned in 2001, renewed in 2011 and 2021. On January 11, 2020, the USPTO renewed our “FORTEL” trademark for another ten years.

The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Effective copyright, trademark, and trade secret protection may not be available in such jurisdictions.

PATENTS AND INFOODS TECHNOLOGY

We have filed over 100 international and Patent Corporation Treaty patents (“PCT”) and have over multiple provisional and non-provisional patents currently filed with the USPTO. Substantially all of our patents that are pending or registered pertain to the InFoods® technology platform.

Our most important family of patent applications pertains to our InFoods® technology platform, which is a method of diagnosing and treating symptoms of many different inflammatory diseases. Our first product launch using this technology is the InFoods® IBS product which is designed to diagnose and treat IBS. Using a patient blood sample, a physician or lab can run our test to identify specific foods (e.g., pork, milk, shrimp, broccoli, eggs) that, if eliminated from an IBS patient’s diet, can alleviate or reduce the individual’s IBS symptoms, including, but not limited to, constipation, diarrhea, bloating, cramping, severe pain, and indigestion. We have filed many patent applications with the USPTO and with other such similar agencies in other countries outside of the United States pertaining to this InFoods® technology. These patent applications include claims that address the diagnosis and treatment of several disease states including IBS, functional dyspepsia, Crohn’s disease, ulcerative colitis, gastroesophageal reflux disease, osteoarthritis, psoriasis, migraine headaches, and depression. These applications include the use of this technology in both humans and animals. The first InFoods® patents filed by us pertained to IBS. Several of these patents pertaining to the InFoods® IBS technology have been issued and many more are in active review and prosecution.

In August 2018, we received our first patent pertaining to the InFoods® technology platform from the Korean Intellectual Property Office, covering IBS. Since then, we have been granted a total of 19 patents; The United States Patent and Trademark Office (“USPTO”) has issued the Company two patents with broad claims that protect our InFoods® technology in testing and treating patients with IBS. Patents have also been issued in the countries of Australia (two patents), Canada, Japan (two patents), Korea (two patents), Mexico, Panama, Peru, and Singapore, covering our InFoods® IBS technology. Additional patent applications pertaining to the InFoods® IBS product are in prosecution and review at the USPTO and with the patent issuance authorities in other countries.

We are also developing and have filed patents with claims that cover products that target other diseases utilizing the InFoods® technology platform. We have dozens of patents in prosecution or review pertaining to these other diseases, including: Functional Dyspepsia, Crohn’s disease, Ulcerative Colitis, Gastroesophageal Reflux disease (“GERD”), Migraine Headaches, Depression, and Osteoarthritis. In addition, we have a family of patents that cover the use of certain information technology (“IT”) platforms and artificial intelligence/machine learning (“AI/ML”) tools that could assist patients in identifying and avoiding packaged or processed food that contain specific foods that they are trying to eliminate from their diet.

In addition to our IBS related issued patents, we have also been issued InFoods® technology patents in the following countries pertaining to the following diseases: Australia – Attention Deficit Disorder (“ADD”) and Attention Deficit Hyperactivity Disorder (“ADHD”); Australia – GERD; Japan - psychological depression, IT based food monitoring and elimination technology; China – IT based food monitoring and elimination technology.

We believe the claims in these issued InFoods® IBS patents and claims in our pending patents that protect the use of the InFoods® technology to diagnose and treat various other diseases, provide us with broad protections from other companies making or selling competing products in this highly disruptive new field of medicine.

In addition to the use of our own patents, we have acquired from third parties the rights to manufacture and sell certain products that are protected by patents or intellectual property owned by these third parties. In some cases, royalties are paid on the sales of these products. We anticipate that we will license or purchase the rights to other products or technologies in the future.

We also engage in contract research and development and contract manufacturing for third party companies. The technologies that relate to this contract R&D and manufacturing are protected by patents and other intellectual property. In these situations, this intellectual property is typically licensed to us under a limited license agreement enabling us to perform the services being contracted.

We recently completed an endpoint determination clinical trial on our InFoods® IBS product. Our business model for this product includes the possible out-licensing of this product and the related patents to a large international life sciences or technology company that would commercialize the product or assist us with the commercialization. We may also out-license the patents or other intellectual property pertaining to one or more of our other products including but not limited to our H. Pylori product.

EMPLOYEES

As of May 31, 2023 and 2022, we employed a total of 62 and 64 employees, respectively, in the United States, Mexico, and Germany, of which 62 and 64 were full-time employees, respectively. Various employees listed in the production department also perform research and development duties as a routine function of their job. We occasionally employ temporary employees when needed.

The following is a breakdown of employees by departments:

	May 31,
	2023	2022
Administrative	5	8
Research & Development	9	8
Sales & Marketing	7	6
Production & Operations	41	42
Total	62	64

We also engage the services of many outside Ph.D.’s, M.D.’s, and other types of industry expert consultants and organizations as well as medical institutions for technical support, regulatory advisors, marketing and public relations advisors, financial advisors, contract product development and manufacturing organization, and other advisors on a regular basis. We try to protect the Company with the use of confidentiality, intellectual property ownership, and indemnifications agreements. However, we cannot guarantee that the use of such experts will fully protect the Company from third-party claims or from theft of our intellectual property.

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

RISKS RELATED TO OUR BUSINESS

Our business could be adversely affected by the effects of widespread public health epidemics or other broad government-imposed restrictions on societies.

During recent years, certain aspects of our business were negatively impacted by the COVID-19 pandemic. We may be materially impacted by ongoing outbreaks of illness or other health issues, such as the COVID-19 outbreak. The outbreak of the COVID-19 virus caused various governments, including the United States, to implement quarantines, various restrictions on transportation, and shelter in place orders and other broad restrictions. Governments have also implemented sweeping work restrictions that prohibit most employees from going to work. The Company faces significant future risks from such government imposed restrictions, laws and regulations pertaining to health epidemics or various other government declared crisis’, that include but are not limited to: a) supply chain disruptions making it difficult for the Company to receive materials needed for production of its products, and needed to ship finished products to our customers, b) loss of contracts and customers from the financial strains or other disruptions they are experiencing as a result of the government restrictions, c) financial risks pertaining to receivables due from customers that may fall into insolvency or otherwise be unable to pay their bills, d) government orders that make it difficult to remain open for business, restrict imports of raw materials or exports of finished goods, refusal to allow the Company’s product to be licensed for sale in their countries, and other seen and unforeseen actions taken by government agencies, e) absenteeism or loss of employees at the Company, or at our partner’s companies, due to health reasons or government restrictions, that are needed to develop, validate, manufacture, and perform other necessary functions for our operations, f) equipment failures, loss of utilities, and other disruptions that could impact our operations or render them inoperable, g) litigation or government actions against the Company pertaining to existing products and new products sold by the Company that are directed at limiting or treating the spread of the pandemic outbreak, h) a local or global recession or depression that could harm the international banking, economic and financial systems, i) a drop in demand for our products, that are all medical related, due to patients’ reluctance or refusal to visit hospitals, labs, and doctors’ offices where our products are used, due to their fear of contracting a disease, and j) many other seen and unforeseen events and circumstances, all of which could negatively impact the Company.

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

Our operating results are dependent upon many factors that are substantially outside of our control that could materially and adversely affect our business, results of operations, and financial condition. Factors that are beyond our control and that could affect our operating results in the future include:

●	regulatory clearance of our products in the U.S. and in other markets;
●	regulatory compliance in the U.S., Europe and other territories;
●	changes in the level of competition, such as would occur if one of our competitors introduced a new, better performing or lower priced product to compete with one or more of our products;
●	changes in the reimbursement systems or reimbursement amounts that end-users may rely upon in choosing to use our products;
●	changes in economic conditions in our domestic and international markets, such as economic downturns, decreased healthcare spending, reduced consumer demand, inflation and currency fluctuations; changes in government laws and regulations affecting our business; reluctance for consumers to visit healthcare providers;
●	lower than anticipated market penetration of our new or more recently introduced products;
●	significant quantities of our product or that of our competitors in our distributors’ inventories or distribution channels;
●	changes in distributor buying patterns;
●	government mandated shelter-in-place, lock downs or other crisis related orders;
●	potential resurgence of the COVID-19 virus or mutations of the virus; and
●	changes in the healthcare market including consolidation in our customer base.

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

To remain competitive, we must continue to develop, obtain, and protect our proprietary technology rights; otherwise, we may lose market share or need to reduce prices as a result of competitors selling technologically superior products that compete with our products, or selling products at lower prices.

Our ability to compete successfully in the diagnostic market depends on continued development and introduction of new products, technology, and the improvement of existing technology. If we cannot continue to improve upon or develop, obtain, and protect our technology, our operating results could be adversely affected.

Our competitive position is heavily dependent on obtaining and protecting our own proprietary technology or obtaining licenses from others. Our ability to obtain patents and licenses, and their benefits, is uncertain.

To remain competitive, we must expend considerable resources to research new technologies and products and develop new markets, and there is no assurance our efforts to develop new technologies, products, or markets will be successful or such technologies, products, or markets will be commercially viable.

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

Significant government regulation exists in countries in which we conduct business. A large part of the Company’s sales is to distributors in Europe, China, and other countries, which require us to maintain certain certifications to sell our products. Failure to comply with current governmental regulations and quality assurance guidelines could cause the loss of these certifications, which could materially adversely affect the results of the Company. Loss of certifications could lead to temporary manufacturing shutdowns, product recalls, product shortages, or delays in product manufacturing and a decline in sales.

The Company maintains a manufacturing plant in Mexico which presents risks to the Company including risks associated with doing business outside the United States.

The Company has a significant investment in its manufacturing facility in Mexico through its subsidiary, Biomerica de Mexico. In addition, the Company warehouses a significant amount of its inventory at the Mexico facility. There are a number of risks associated with doing business in Mexico, including, exposure to local economic and political conditions, social unrest, including risks of terrorism or other hostilities, export and import restrictions, the potential for shortages of trained labor, and the possible effects of currency exchange rate fluctuations. These risks could lead to additional costs that we cannot foresee at this time and may materially adversely impact our business, results of operations, and financial condition.

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

If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations or alter their interpretation of the requirements of such existing regulations, such environmental and safety regulations could impair our research, development, or production efforts by imposing additional, and possibly substantial, costs, restrictions, or compliance procedures on our business. In addition, because of the nature of the penalties provided for in some of these environmental and safety regulations, we could be required to pay sizable fines, penalties, or damages in the event of noncompliance with regulations and environmental laws. Any environmental or safety violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties, or damages that may not be covered by insurance.

We rely on a limited number of key distributors that account for a substantial majority of our total revenue. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products could lead to reduced sales.

Our net sales were approximately $5,339,000 for fiscal 2023 compared to $18,871,000 for fiscal 2022. For the fiscal years ended May 31, 2023 and 2022, the Company had one distributor and two distributors, respectively, which accounted for a total of 35% and 65% of our net sales, respectively. Of this, for the fiscal years ended May 31, 2023 and 2022, the largest of the distributors mentioned above accounted for 35% and 55%, respectively, of net sales.

Total gross receivables on May 31, 2023 and 2022 were approximately $751,000 and $927,000, respectively. As of May 31, 2023 and 2022, the Company had one distributor which accounted for a total of 36% and 50%, respectively, of gross accounts receivable. Of the 36% as of May 31, 2023, 100% was owed by a distributor in Asia. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance, or purchasing patterns, could adversely affect our business and consolidated financial statements.

We sell to countries in Asia including China where trade policies and political issues could impact our revenues.

Our revenues could be negatively impacted by complex relationships between the United States and other Asian countries including China. While trade between the countries remains extremely strong, there are no assurances that these trade relations continue to be strong.

We extend credit to customers outside the United States which can be difficult to collect.

We extend credit to many of our customers including those outside of the United States. It is often difficult to obtain adequate credit information on these customers. Further, our ability to collect receivables from these customers through the court systems in those countries can be more difficult than here in the United States. Our inability to collect on receivables from customers, in particular those outside of the United States, could negatively impact the Company.

If we are not able to manage our growth strategy our operating results may be adversely affected.

Our business strategy contemplates further growth, which would likely result in expanding into larger facilities, expanding the scope of operating and financial systems and the geographical area of our operations, including further expansion outside the United States, as new products and technologies are developed and commercialized or new geographical markets are entered. Because we have a small executive staff, acquisitions, and other future growth may divert management’s attention from core aspects of our business and place a strain on existing management and our operational, financial, and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Any and all of these potential growth and expansion strategies and events could impose material risks and cause the Company to incur adverse operating and financial results.

Intellectual property risks and third-party claims of infringement, misappropriation of proprietary rights, or other claims against us could adversely affect our ability to market our products, require us to redesign our products or attempt to seek licenses from third parties, result in significant costs, and materially adversely affect our operating results.

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

We rely on IP for the current products we sell and for the new products in research, development, and in clinical trials. While the Company tries to protect its IP with confidentiality agreements and internal policies, we still face risks that our IP will be stolen or otherwise misappropriated, by parties inside or outside of the United States. Further, we have filed many patents around the world on much of the research and development done by the Company, and the proposed products to come from this research. The majority of these filed patents are still under review and have not yet been allowed or issued. We may not be able to attain patent claims that adequately protect the company from competitors developing similar products or copying our products. Finally, there is a great number of issued patents owned by others that pertain to the product categories in which we operate. While we do not know of any patents with claims that we are violating by manufacturing or selling our current products, there is a risk that certain third-party patents will come to our attention that prohibit us from selling our products or that require us to pay royalty payments. Such third-party claims could have a material negative impact on the Company. Any of these IP-related risks could cause material damage to future revenues and to the long-term enterprise values of the Company.

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

The defense and prosecution of patent and trade secret claims are both costly and time consuming. We or our customers may be sued by other parties that claim that our products have infringed their patents or misappropriated their proprietary rights or that may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved with such products may perform for us, increase our costs, and expose us to significant liability. In addition, the defense of such claims could result in significant costs and divert the attention of our management and other key employees.

In addition to the foregoing, we may also be required to indemnify some customers, distributors, and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated, or misused another person’s proprietary rights. Further, our products may contain technology provided to us by other parties such as contractors, suppliers, or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers, and licensors may not be required or financially able to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

Some of the products that we manufacture, sell, or use may be covered by claims in issued patents held by other persons or entities, and as such, upon notice from such persons or entity, we may be required to pay a license fee or may be required to cease all manufacture, sale or use of such products, which could negatively impact our financial results or operations. We cannot guarantee that such claims will not be made in the future.

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

Our inability to raise additional funds to finance our future capital or operating needs could force us to delay, reduce, or eliminate our development programs or commercialization efforts.

Costs related to development projects and approvals are hard to estimate due to factors that are unknown to us at this time. These future costs could be much higher than anticipated and current operations are unlikely to be able to cover these costs.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of studies and trials may not be predictive of future trial results.

Clinical trials are expensive, time consuming, and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than we do. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates may take a significant amount of time to complete. Regulatory authorities, including state and local authorities, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, or require a change to our development plans such that we conduct clinical trials for a product candidate in a different order. There is no assurance that the results of the clinical trials will be positive. A negative clinical trial could affect our ability to obtain regulatory clearances and/or potential licensing partners. There is also no assurance that our clinical trials will not be delayed or will be completed. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations and financial conditions may be adversely affected by the financial soundness of our customers, distributors, and suppliers.

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

We believe our ability to introduce new products that gain acceptance among consumers, healthcare providers, and physicians is an important part of our ability to grow our revenue in future periods. However, any new products we introduce may not gain market acceptance to the extent we anticipate or project. The acceptance in the medical community for any of our new products is unpredictable at this time. In addition, the Company will need to spend considerable funds in order to introduce new products into the marketplace. Sales, if any, of these products in the future are uncertain. In addition, our competitors may offer different products and product formats at suggested prices that are lower than our products or whose products are more accurate than our products. We can provide no assurances that consumers and the medical community will purchase our products or that they will not prefer to purchase a competitive product.

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

Our business and products are highly regulated by various governmental agencies. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, the loss of previously received approvals, or other changes to the existing laws and regulations that adversely impact our ability to manufacture and market our products.

The testing, manufacturing, and sale of our products are subject to regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. Our future performance depends on, among other matters, if, when, and at what cost we will receive regulatory approval for new products, and if we can continue to comply with the many regulatory requirements that enable us to manufacture and sell medical related products and tests. Regulatory review can be a lengthy, expensive, and uncertain process, making the timing and costs of clearances and approvals difficult to predict. Meeting all regulatory requirements, laws and mandates, and maintaining compliance with such in order to manufacture and sell medical products can be difficult and expensive. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, the loss of previously received approvals or clearances, the placement of limits on the marketing and use of our products, and restrictions on our ability to manufacture our products.

Changes in government policy could adversely affect our business and potential profitability.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include tariffs, embargos, trade wars, modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Affordable Healthcare Act in the United States. We cannot predict the many ways that healthcare reform in the United States and internationally, and changing trade legislation and policies could adversely affect our business. It is unclear whether and to what extent, if at all, other anticipated developments, including changes due to new presidential administration priorities, or changes resulting from healthcare reform, such as a change in the number of people with health insurance, may impact us.

We are subject to numerous government regulations in addition to FDA regulations, and compliance with laws, including changed or new laws, could increase our costs and adversely affect our operations. There is also the risk that our facilities could fail to get the proper licensing at our next inspection or renewal.

In addition to FDA and other regulations referred to above, numerous laws relating to such matters as safe working conditions, manufacturing practices, data privacy, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws or their interpretation change or new laws regulating any of our businesses are adopted, the costs of compliance with these laws could substantially increase our overall costs. Failure to comply with any laws, including laws regulating the manufacture and marketing of our products, could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry and our products. To the extent the costs and procedures associated with meeting new or changing requirements are substantial, our business, results of operations and financial condition could be adversely affected.

Our total revenue could be affected by third-party reimbursement policies and potential cost constraints.

The end-users of our products are primarily physicians, labs, and other healthcare providers. In the United States, healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payers, principally private health insurance plans, federal Medicare, and state Medicaid, to reimburse all or part of the cost of the procedure. Use of our products would be adversely impacted if physicians and other healthcare providers do not receive adequate reimbursement for the cost of our products by their patients’ third-party payers both in the United States and in foreign markets. Our total revenue could also be adversely affected by changes or trends in reimbursement policies of governmental or private healthcare payers. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation, or reimbursement policies of third-party payers may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis.

Unexpected increases in, or inability to meet, demand for our products could require us to spend considerable resources to meet the demand or harm our reputation and customer relationships if we are unable to meet demand.

Our inability to meet customer demand for our products, whether as a result of manufacturing problems or supply shortfalls, could harm our customer relationships and impair our reputation within the industry. In addition, our product manufacturing of certain product lines is concentrated in our two manufacturing sites. Weather, natural disasters (including pandemics), fires, terrorism, political change, governmental restrictions or stay-at-home orders in response to natural disasters (including pandemics), failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors, or damage to one or more of our facilities could adversely affect our ability to manufacture our products. This, in turn, could have a material adverse effect on our business.

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

If one or more of our products is claimed to be defective or does not meet the performance criteria we claim in our marketing materials, we could be subject to product recalls, claims of liability, harm to patients or users of our products, or harm to our reputation that could adversely affect our business.

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

We face a number of business risks, including exposure to product liability claims, employment law claims, claims that the Company or its officers, directors or employees have engaged in illegal or wrongful acts, claims of violation of environmental laws, and many other possible claims. Although we maintain insurance for a number of these risks, we may face claims for types of damages, or for amounts of damages, that are not covered by our insurance. For example, although we currently carry product liability insurance for liability losses, there is a risk that product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect or may not be renewed at all. Further, we do not currently have insurance against many environmental risks we confront in our business. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters, cybersecurity matters, or from some other matter, that claim could have a material adverse effect on our results of operations.

We may rely on third parties to conduct or be part of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

We rely on third-party contract research organizations (“CROs”), universities or/clinical sites (“Vendors”), to coordinate, monitor and conduct of our clinical trials and to manage, analyze, and interpret data for our clinical programs. We, our Vendors, and our clinical sites are required to comply with current Good Clinical Practices (“GCPs”), regulations, and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our Vendors and at our clinical sites to confirm compliance with these requirements. In the future, if we, our Vendors or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. If our Vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

Failures in our information technology and storage systems could significantly disrupt our business or force us to expend excessive costs.

We utilize complex information technology systems to support our business and store information. We cannot be sure that our systems will meet our future business needs or that necessary upgrades will operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays, or deficiencies caused by our enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business. In addition, despite the implementation of security measures, information technology systems are vulnerable to damage from a variety of sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Cyber security is a great and growing risk to operating companies. Cyber-attacks may result in loss of vital Company documentation and data, or confidential third-party documents held by the Company, that are necessary for the Company to operate. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations and material adverse financial costs to the Company. Furthermore, to the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face a variety of negative consequences, including regulatory actions or litigation, fines or penalties, adverse publicity, increased cybersecurity protection costs, and lost revenue.

There is a risk that our measures to protect our systems from cyber-attack are not sufficient to avoid attacks by new sources and methods.

Our business could be negatively affected by the loss of or the inability to hire key personnel.

Our future success depends in part on our ability to retain our key technical, sales, marketing, and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and where our operations are located. Further, we expect to grow our operations, and our needs for additional management and other key personnel are expected to increase. If we are not able to retain existing key personnel, or timely identify and hire replacement or additional qualified personnel to meet expected growth, our business could be adversely impacted. In addition, the loss of any of our key personnel, particularly key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operation or strategic objectives.

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

Our products are primarily sold internationally, with the majority of our international sales to our distributors in Asia and Europe. We currently sell and market our products through distributor organizations and sales agents which creates foreign risks include, among others:

●	compliance with multiple different registration requirements and new and changing registration requirements, our inability to benefit from registration for our products inasmuch as registrations may be controlled by a distributor, and the difficulty in transitioning our product registrations;
●	compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including U.S. laws such as import/export limitations, the Foreign Corrupt Practices Act, and local laws;
●	tariffs or other barriers as we continue to expand into new countries and geographic regions, especially related to China as tariffs are changing constantly;
●	exposure to currency exchange fluctuations against the U.S. dollar;
●	longer payment cycles, generally lower average selling prices and greater difficulty in accounts receivable collection;
●	lack of ability to enforce receivables collections contracts in foreign legal courts;
●	reduced, or lack of protection for, and enforcement of, intellectual property rights;
●	political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future;
●	complex and potentially adverse tax consequences; and
●	diversion to the United States of our products sold into international markets at lower prices.

Currently, most of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets. In order to maintain a competitive price for our products internationally, we may have to continue to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold internationally. Continued change in the values of the Euro, the Mexican peso and other foreign currencies could have a negative impact on our business, financial condition, and results of operations.

In addition, we have certain supply agreements with foreign vendors whereby we share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar arrangements.

A material portion of our revenues come specifically from sales to our distribution partner located in China, who sells into the Chinese market. Future political tensions between the U.S. and China governments could cause a disruption or reduction in our sales into that market.

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

On July 21, 2020, we filed with the SEC a “shelf” registration statement on Form S-3. The registration statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000. Shares of our common stock may be sold from time to time under this registration statement for up to three years from the filing date. On January 22, 2021, we filed a prospectus supplement for the sale of up to $15,000,000 of shares of our common stock in an at-the-market (“ATM”) offering under the shelf registration statement, of which approximately $5,290,000 were sold under the ATM. In March 2023, we terminated the ATM offering and sold 3,333,333 shares of our common stock in a firm commitment public offering under the shelf registration statement. Shares sold in the underwritten public offering were sold at a gross sales price of $2.40 per share, resulting in net proceeds from the offering, after deducting issuance fees and expenses, of approximately $7,300,000. At fiscal year-end 2023, the Company did not have an open ATM offering in place. However, the Company may in the future commence a new ATM offering or otherwise sell securities under a registration statement or in private placements, which sales would be dilutive to existing shareholders.

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

The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of our common stock has been very volatile and unpredictable and may vary substantially in the future in response to:

●	announcements by us or our competitors concerning technological innovations;
●	introductions of new products by us or by our competitors;
●	FDA, SEC, Financial Industry Regulation Authority, and foreign regulatory actions against the Company;
●	developments or disputes relating to patents or proprietary rights;
●	failure to meet the expectations of stock market analysts and investors;
●	the Company reporting material weakness in our internal control;
●	changes in stock market analyst recommendations regarding our common stock;
●	changes in healthcare policy in the United States or other countries;
●	lawsuits or liability claims from shareholders or other parties;
●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, and the results of any proceedings or lawsuits, including patent or shareholder litigation;
●	possible recalls of our products or false positive/false negative results;
●	sales of our common stock or other securities by us or our stockholders in the future;
●	trading volume of our common stock;
●	actual or anticipated variations in quarterly operating results;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	effects of natural or man-made catastrophic events, including widespread public health epidemics like the pandemic related to COVID-19;
●	general stock market conditions and other factors unrelated to our operating performance;
●	volatility and disruptions in the capital and credit markets due to rising inflation and interest rates
●	wars or expansion of wars or other related actions and events that impact the markets in which we operate; and
●	political or societal unrest in the markets in which we operate.

Trading of our common stock is not significant, therefore sales of a larger volume of the stock could adversely affect the stock price.

As of August 26, 2016, our Company’s stock has been traded on the Nasdaq Capital Market. Trading of our stock is limited and liquidation of the Company’s stock may be difficult as there is a limited market for our stock.

Our ability to use our net operating loss carry forwards in the future may be subject to limitation.

Although we have Federal income tax net operating loss carryforwards of approximately $21,778,000 and California state income tax net operating loss carryforwards of approximately $17,090,000, use of these loss carryforwards will depend on future income in relationship to expirations dates of these carryforwards.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its facilities. On May 31, 2023, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. This lease was scheduled to expire on August 31, 2016, but the Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years. When the Company extended its lease in April 2021, it was also granted an additional five- year lease extension option. The current rent is approximately $26,000 per month and will increase on September 1, 2023, to $27,000 per month. The security deposit is approximately $22,000.

In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space located in Mexicali, Mexico. The Company has one 10-year option to renew at the end of the initial lease period. The current rent is approximately $3,100 per month. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, the Company leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, its Germany subsidiary.

We believe our space is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business that have a negative impact on the financial results of the Company. While the amounts claimed may be substantial, the ultimate liability cannot be estimated because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims, and litigation could have a material negative effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

There were no legal proceedings pending as of May 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed for trading on the Nasdaq Capital Market stock exchange under the symbol BMRA.

As of August 25, 2023, the number of holders of record of Biomerica’s common stock was approximately 800, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock as most of the Company’s common stock is held in street name at securities brokerage firms.

The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company’s business.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2023.

The table below provides information relating to our equity compensation plans as of May 31, 2023:

Securities Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in Second Column)
Equity compensation Plans approved by Securities holders	2,342,616	$3.52	28,301

ITEM 6. RESERVED

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH), is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians’ offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine, nasal, or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens, or other substances, which may exist in the human body in extremely small concentrations. The Company’s products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. Our InFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, and constipation. Instead of broad and difficult to manage dietary restrictions, the InFoods® IBS product works by identifying a patient’s above normal immunoreactivity to specific foods. A food identified as positive, and causing an abnormal immune response in the patient is simply removed from the diet to help alleviate IBS symptoms.

During fiscal 2022, we completed an endpoint determination clinical trial on our InFoods® IBS product. This trial was conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan, and other institutions. This trial monitored IBS patients over an 8-week treatment period to determine the efficacy of our InFoods® IBS product to improve the patients’ IBS symptoms or endpoints. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements, indicating that the elimination of specific foods may meaningfully reduce the symptoms of IBS in each patient subtype (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS-Constipation, in the top line data. The purpose of the endpoint study was to validate the efficacy of the product, and to determine the primary symptom endpoint, or endpoints to be used in a final pivotal trial that will be conducted to attain the validation data needed to apply for U.S. Food and Drug Administration (“FDA”) clearance for the product. We are continuing to review and refine the complete dataset and have selected the final endpoint that we would intend to use in a final pivotal trial. We are starting to develop the protocol for submission to the FDA, and once approved the trial will be run thereafter. The trial is expected to include the large medical institution participants that conducted the endpoint clinical trial, in addition to other new institutions and a Clinical Research Organization.

Following the successful completion and positive statistical results from the Company’s InFoods® IBS clinical trial (run at several prominent centers including Mayo Clinic, Beth Israel Deaconess Medical Center Inc. – a Harvard Medical School Teaching Hospital, Houston Methodist Hospital, and the University of Michigan) which was completed in early calendar 2022, Biomerica received interest from Gastroenterology (“GI”) physicians who would like to order the InFoods® IBS test for their patients. As such, we are currently working with key GI physician groups who are interested in offering this product to their patients.

In fiscal 2023, we worked to set up the InFoods® IBS test to be performed in a CLIA certified, and College of American Pathologists (“CAP”) accredited high-complexity laboratory facility and offered as a laboratory developed test (“LDT”). During the quarter ended February 28, 2023, the CLIA lab completed all validation testing necessary for the InFoods® IBS product to be offered as an LDT and, as of quarter end, is now accepting patient samples. We also worked to optimize the process for GI physicians to order the InFoods® IBS test, send patient blood samples to the CLIA lab, and receive the test results for their patients. We believe ease of order and workflow for physicians, with easy to understand and actionable results for patients, is critical to our success. During the fiscal third quarter, we also set up customer service and payment systems, along with a dedicated website for patients to receive answers to questions they may have about the test and attain information about how to eliminate a specific food from their diet. This is especially important for foods that are ingredients in common processed foods like milk, eggs, and wheat. As of the end of the fiscal third quarter, the product is now available to physicians and their patients.

We are also beginning the work of selecting and validating one new disease (such as ulcerative colitis or migraines), where there is evidence that certain foods can trigger or contribute to the symptoms found in these indications. We expect any new disease we target will follow a similar development pathway as InFoods® IBS in simultaneously seeking FDA clearance of the product while also launching the product as an LDT.

We will also continue to evaluate partnership/licensing opportunities, as they arise, with U.S and multinational companies that could help us commercialize, or accelerate revenue growth of, the InFoods® products in the United States and overseas.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians’ offices and OTC at Walmart, CVS Pharmacy, Amazon, etc.). The diagnostic test kits are used to analyze blood, urine, nasal, or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global COVID-19 pandemic, in March 2020, we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. In fiscal 2022, we generated revenues from the international sale of our COVID-19 antigen tests. However, in fiscal 2023, due to the decline in severity of COVID-19 and the corresponding lower sales volumes we no longer sell these products.

During fiscal 2022, we finalized development of our H. Pylori diagnostic test that indicates if a patient is infected with the H. Pylori bacteria. H. Pylori infection is extremely common, and if left untreated, can lead to ulcers and possibly stomach cancers. During our fourth quarter of fiscal 2022, we applied for FDA clearance of this product though a 510(k) premarket submission. We have been in communication with the FDA answering certain follow-up questions and providing additional data as requested. We are working with the FDA to perform one additional set of in-lab tests that the FDA has requested prior to making their final determination on clearance of the product. Once cleared, we will begin marketing the product in the U.S. market. We have already begun discussions with international distributors for this product and expect to see revenues through these international channels during 2024.

The majority of our research and development efforts are focused on development and commercialization of non-COVID related products such as our H. Pylori product, and our InFoods® IBS product.

Our existing products that contributed to our fiscal 2023 revenues are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	For the Year Ended May 31,		Increase (Decrease)
	2023	2022	$	%
Clinical lab	$3,310,000	$3,064,000	$246,000	8%
Over-the-counter	1,169,000	1,089,000	$80,000	7%
Contract manufacturing	$610,000	$459,000	$151,000	33%
Physician’s office	250,000	14,259,000	$(14,009,000)	-98%
Total	$5,339,000	$18,871,000	$(13,532,000)	-72%

Our net sales were approximately $5,339,000 for fiscal 2023 compared to $18,871,000 for fiscal 2022, a decrease of $13,532,000, or 72%. This decrease in annual sales is primarily attributable to the decrease of $13,950,000 in sales of COVID-19 tests.

Our cost of sales were approximately $4,893,000 for fiscal 2023 compared to $15,894,000 for fiscal 2022, a decrease of $11,001,000, or 69%. This decrease was driven by the significant decrease in the demand for our COVID-19 tests. The percentage of cost of sales compared to revenue in fiscal 2023 was 92%, versus 84% in fiscal 2022.

Operating Expenses

The following is a summary of operating expenses:

	Year Ended May 31,
	2023		2022		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$6,085,000	114%	$5,699,000	30%	$386,000	7%
Research and Development	$1,584,000	30%	$1,812,000	10%	$(228,000)	-13%

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were approximately $6,085,000 for fiscal 2023 compared to $5,699,000 for fiscal 2022, an increase of $386,000, or 7%. The increase was primarily due to $350,000 in legal expenses and a $290,000 non-recurring write-off of bad debt expense related to COVID-19 sales. This was partially offset by a decrease of $75,000 in share-based compensation expense.

Research and Development

Our research and development expenses were approximately $1,584,000 for fiscal 2023 compared to $1,812,000 for fiscal 2022, a decrease of $228,000, or 13%, primarily as a result of decreases in costs related to the research, development and validation of COVID-19. See “Research and Development” for a more extensive description of the research being conducted.

Interest and Dividend Income

Interest and dividend income for fiscal 2023 and 2022 was approximately $133,000 and $27,000, respectively. The $106,000 increase was due to higher market interest rates on our higher cash balance due to the current fiscal year financings.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	May 31,
	2023	2022
Cash and cash equivalents	$9,719,000	$5,917,000
Working capital including cash and cash equivalents	$10,852,000	$7,416,000

As of May 31, 2023 and 2022, the Company had cash and cash equivalents of approximately $9,719,000 and $5,917,000, respectively. As of May 31, 2023 and 2022, the Company had working capital of approximately $10,852,000 and $7,416,000, respectively. Based on management’s analysis of the Company’s cash flow requirements through August 2024 and beyond, we believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including ongoing future operations, beyond next year, we may seek to raise additional financing through debt and equity financings.

Operating Activities

During fiscal 2023, cash used in operating activities was approximately $5,474,000, as compared to $479,000 for fiscal 2022. The primary factors that contributed to this were a loss of approximately $7,140,000, an increase in accounts receivable of $291,000, a decrease in inventory reserves of $174,000, and a decrease in accounts payable and accrued expenses of $79,000. These were partially offset by an increase in the allowance on accounts receivable of $342,000, a decrease in inventories of $534,000, and non-cash expenses of approximately $1,237,000.

During fiscal 2022, the Company had a net loss of approximately $4,531,000, a decrease in inventory reserves of $772,000, and a decrease in the allowance on accounts receivable of $684,000. These were partially offset by a decrease in accounts receivable of $1,365,000, a decrease in inventories of $1,562,000, an increase in accounts payable and accrued expenses of $389,000, and non-cash expenses of approximately $1,855,000.

Investing Activities

During fiscal 2023, cash used in investing activities was approximately $78,000, as compared to $170,000 for fiscal 2022. During fiscal 2023, the Company purchased approximately $64,000 of property and equipment and had $14,000 in expenditures related to patents. During fiscal 2022, the Company purchased approximately $57,000 of property and equipment and $113,000 in expenditures related to patents.

Financing Activities

Cash provided by financing activities for fiscal 2023 was approximately $9,390,000 as compared to $2,394,000 for fiscal 2022. In fiscal 2023 and 2022, the Company had proceeds from the exercise of stock options of approximately $81,000 and $77,000, respectively.

During fiscal 2023 and 2022, the Company received approximately $9,309,000 and $2,317,000, respectively, in net proceeds from the sale of common stock. The common stock sold and issued in fiscal 2022 and 2023 was issued under the Company’s shelf registration statement filed with the SEC on July 21, 2020 (the “2020 Shelf Registration Statement”) and declared effective by the SEC on September 30, 2020, and under the prospectus supplement filed with the SEC on January 22, 2021 (“2021 Prospectus Supplement”), and the prospectus supplement filed in conjunction with the Company’s underwritten public offering of common shares on March 7, 2023 (the “2023 Prospectus Supplement”) (See Shareholders’ Equity in the notes to the consolidated financial statements for further details about SEC registration statements). The 2020 Shelf Registration Statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000. On January 22, 2021, we filed the 2021 Prospectus Supplement for the sale of up to $15,000,000 of shares of our common stock in an at-the-market offering under the 2020 Shelf Registration Statement, of which $5,290,000 was issued through March 7, 2023.

In March 2023, we terminated the at-the-market offering and sold 3,333,333 shares of our common stock in a firm commitment public offering under the 2020 Shelf Registration Statement at a price to the public of $2.40 per share, for total gross proceeds of $8,000,000, before deducting underwriting discounts and commissions and other offering-related expenses payable by the Company.

As of August 25, 2023, the date on which this Annual Report on Form 10-K for the fiscal year ended May 31, 2023, is filed with the SEC, our 2020 Registration Statement remains subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 because our public float is less than $75 million. For so long as the Company’s public float is less than $75 million, the aggregate market value of securities sold by the Company under the 2020 Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. We have sold $7,631,000 of our common stock pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of filing this Annual Report on Form 10-K. For purposes of this limitation, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $25,638,909, based on 15,538733 non-restricted shares of our outstanding common stock held by non-affiliates and a price of $1.65 per share, which was the price at which our common stock was last sold on the Nasdaq Capital Market on August 3, 2023 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. After giving effect to the $8,546,303 offering limit imposed by General Instruction I.B.6 of Form S-3, and after deducting the shares we sold within the preceding 12 months, as of the date of filing this Annual Report, we may sell $915,3030 shares of our common stock at this time under the 2020 Shelf Registration Statement.

SUBSEQUENT EVENTS

On August 3, 2023, the Company announced it had entered into a sales agreement with CVS Pharmacy wherein the Company’s EZ Detect™ colorectal disease screening test will be offered at approximately 7,000 CVS Pharmacy retail stores. Biomerica has shipped the EZ Detect product to CVS Health distribution centers in the United States, and the product is projected to be on store shelves in September.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserve, lease liabilities, and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 of the Company’s consolidated financial statements for information on Significant Accounting Policies.

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

VALUATION OF INVENTORIES, NET

Our inventories are made up of raw materials, work in progress, and finished goods and are valued at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value.

We record valuation reserves for inventory items with excess quantities and obsolescence exposure. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Our inventory valuation reserves totaled $672,000 and $846,000 as of May 31, 2023 and 2022, representing approximately 25% and 26% of our inventory, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements for a listing of adopted and soon to be adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exhibit 99.3, “Biomerica, Inc. and Subsidiaries Consolidated Financial Statements” is incorporated herein by this reference.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) that are required in accordance with Rule 13a-14 of the Exchange Act. This “Disclosure Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2023. Based on that evaluation the CEO and CFO concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms; and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Company management, including the CEO and CFO concluded that, as of May 31, 2023, the Company’s internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended May 31, 2023, that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Company management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing improvements, as necessary and as funds allow.

Note: This 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (the “Proxy Statement”) for our 2023 Annual Meeting of Stockholders and is incorporated by reference herein. Our Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended May 31, 2023, pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

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
3. Exhibits
See below.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

3.2	Amended and Restated Bylaws, as adopted on July 24, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 26, 2023).

4.1	Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

4.2	Description of Capital Stock.

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated June 18, 2009, by and between Registrant and CNH, LLC for 17571 Von Karman Avenue, Irvine, CA 92614 (incorporated by reference to Exhibit 10.1 of the Company’s August 31, 2009 Form 10-Q filed October 16, 2009).

10.2	2014 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 29, 2014).

10.3	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2017).

10.4	2020 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2020).

10.5	Form of Executive Stock Option Agreement (attached herein).

10.6	Employment Agreement, dated March 1, 2023, by and between Biomerica, Inc. and Gary Lu.

21.1	List of Subsidiaries (attached herein).

23.1	Consent of Independent Registered Public Accounting Firm (Haskell & White LLP).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

99.3	Registrant and Subsidiaries Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 25, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: August 25, 2023
Zackary S. Irani
Director, Chief Executive Officer

/s/ Gary Lu, CPA	Date: August 25, 2023
Gary Lu, CPA
Chief Financial Officer

/s/ Allen Barbieri	Date: August 25, 2023
Allen Barbieri
Director, Vice-Chairman

/s/ Jane Emerson, M.D., Ph.D.	Date: August 25, 2023
Jane Emerson, M.D., Ph.D.
Director

/s/ David Moatazedi	Date: August 25, 2023
David Moatazedi Director

/s/ Catherine Coste, CPA	Date: August 25, 2023
Catherine Coste, CPA
Director

BIOMERICA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Biomerica, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (the “Company”) as of May 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventory Valuation

Critical Audit Matter Description

As described in Note 2 to the Company’s consolidated financial statements, the Company values inventory at the lower of cost or net realizable value with cost inclusive of estimates for reasonable allocations of labor and overhead costs. Also, management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Auditing the Company’s estimates for capitalized labor and overhead was challenging due to the extensive use of estimates throughout this process, including the quantity of labor time allocable to each inventory item. Auditing the Company’s estimates for slow-moving and obsolete inventories was challenging due to the inherently judgmental nature of forecasting future sales and usage of a significant number of diverse inventory items.

How the Critical Audit Matter Was Addressed in the Audit

To test the valuation of the Company’s inventory, we performed the following audit procedures:

●	Obtained an understanding of the methodologies and policies used by management to estimate capitalized labor and overhead and inventory reserves; we obtained an understanding of key internal controls and assessed their overall appropriateness;

●	Tested the reasonableness of the production labor and overhead cost pools and the quantities produced and recalculated the allocable labor and overhead rate per unit; we recalculated the amount of capitalized labor and overhead based on quantities on hand at the end of the fiscal year; and

●	Tested the accuracy of key data inputs that are the primary drivers for determining the quantitative inventory reserves; these inputs included inventory quantities on hand, approximate age of the inventory quantities, and estimated inventory reserve percentages.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2022.

Irvine, California

August 25, 2023

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2023	2022
Assets

Current Assets:
Cash and cash equivalents	$9,719,000	$5,917,000
Accounts receivable, net	722,000	774,000
Inventories, net	2,056,000	2,416,000
Prepaid expenses and other	300,000	320,000
Total current assets	12,797,000	9,427,000
Property and equipment, net of accumulated depreciation and amortization	213,000	214,000
Right-of-use assets, net of accumulated amortization of $617,000 and $725,000 as of May 31, 2023 and 2022, respectively	1,035,000	1,302,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization	165,000	170,000
Other assets	79,000	96,000
Total Assets	$14,454,000	$11,374,000

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$892,000	$972,000
Accrued compensation	696,000	647,000
Advance from customers	60,000	51,000
Lease liabilities, current portion	297,000	341,000
Total current liabilities	1,945,000	2,011,000
Lease liabilities, net of current portion	785,000	1,038,000
Total Liabilities	2,730,000	3,049,000

Commitments and contingencies (Note 9)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of May 31, 2023 and 2022	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of May 31, 2023 and 2022	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 16,821,646 and 12,867,924 issued and outstanding at May 31, 2023 and 2022, respectively	1,346,000	1,029,000
Additional paid-in-capital	52,705,000	42,447,000
Accumulated other comprehensive loss	(110,000)	(74,000)
Accumulated deficit	(42,217,000)	(35,077,000)
Total Shareholders’ Equity	11,724,000	8,325,000
Total Liabilities and Shareholders’ Equity	$14,454,000	$11,374,000

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended May 31,
	2023	2022
Net sales	$5,339,000	$18,871,000
Cost of sales	(4,893,000)	(15,894,000)
Gross profit	446,000	2,977,000

Operating expenses:
Selling, general and administrative	6,085,000	5,699,000
Research and development	1,584,000	1,812,000
Total operating expense	7,669,000	7,511,000

Loss from operations	(7,223,000)	(4,534,000)

Other income:
Dividend and interest income	133,000	27,000
Other income	1,000	-
Total other income	134,000	27,000

Loss before income taxes	(7,089,000)	(4,507,000)

Provision for income taxes	(51,000)	(24,000)

Net loss	$(7,140,000)	$(4,531,000)

Basic net loss per common share	$(0.50)	$(0.36)

Diluted net loss per common share	$(0.50)	$(0.36)

Weighted average number of common and
common equivalent shares:
Basic	14,154,269	12,673,245

Diluted	14,154,269	12,673,245

Net loss	$(7,140,000)	$(4,531,000)

Other comprehensive loss, net of tax:
Foreign currency translation	(36,000)	(26,000)

Comprehensive loss	$(7,176,000)	$(4,557,000)

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2023 AND 2022

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
Balances at May 31, 2021	12,307,157	$985,000	$38,837,000	$(48,000)	$(30,546,000)	$9,228,000
Exercise of stock options	39,500	3,000	74,000	-	-	77,000
Net proceeds from ATM	521,267	41,000	2,276,000	-	-	2,317,000
Foreign currency translation	-	-	-	(26,000)	-	(26,000)
Share-based compensation	-	-	1,260,000	-	-	1,260,000
Net loss	-	-	-	-	(4,531,000)	(4,531,000)
Balances at May 31, 2022	12,867,924	1,029,000	42,447,000	(74,000)	(35,077,000)	8,325,000
Exercise of stock options	46,500	4,000	77,000	-	-	81,000
Net proceeds from ATM	573,889	46,000	1,915,000	-	-	1,961,000
Shares issued in connection with public offering, net of offering costs	3,333,333	267,000	7,081,000	-	-	7,348,000
Foreign currency translation	-	-	-	(36,000)	-	(36,000)
Share-based compensation	-	-	1,185,000	-	-	1,185,000
Net loss	-	-	-	-	(7,140,000)	(7,140,000)
Balances at May 31, 2023	16,821,646	$1,346,000	$52,705,000	$(110,000)	$(42,217,000)	$11,724,000

See accompanying notes to consolidated financial statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,140,000)	$(4,531,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,000	339,000
Loss on disposal of property and equipment	-	53,000
Provision for allowance on accounts receivable	342,000	(684,000)
Inventory reserve	(174,000)	(772,000)
Share-based compensation	1,185,000	1,260,000
Amortization of right-of-use asset	267,000	256,000
Changes in assets and liabilities:
Accounts receivable	(291,000)	1,365,000
Inventories	534,000	1,562,000
Prepaid expenses and other	20,000	50,000
Other assets	18,000	169,000
Accounts payable and accrued expenses	(80,000)	389,000
Accrued compensation	49,000	258,000
Advance from customers	9,000	51,000
Reduction in lease liabilities	(297,000)	(244,000)
Net cash used in operating activities	(5,474,000)	(479,000)

Cash flows from investing activities:
Expenditure related to intangibles	(14,000)	(113,000)
Purchases of property and equipment	(64,000)	(57,000)
Net cash used in investing activities	(78,000)	(170,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	10,014,000	2,402,000
Costs from sale of common stock	(705,000)	(85,000)
Proceeds from exercise of stock options	81,000	77,000
Net cash provided by financing activities	9,390,000	2,394,000

Effect of exchange rate changes in cash	(36,000)	(26,000)
Net increase in cash and cash equivalents	3,802,000	1,719,000

Cash and cash equivalents at beginning of year	5,917,000	4,199,000

Cash and cash equivalents at end of year	$9,719,000	$5,917,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$51,000	$24,000

Non-cash investing and financing activities:
Increase in right-of-use asset due to lease extension or establishment	$-	$4,000
Increase in lease liability due to lease extension or establishment	$-	$4,000
Write off of fixed assets, cost	$40,000	$820,000
Write off of fixed assets, accumulated depreciation	$40,000	$767,000
Write off of intangible assets, cost	$6,000	$247,000
Write off of intangible assets, accumulated amortization	$6,000	$37,000

See accompanying notes to consolidated financial statements

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2023 AND 2022

NOTE 1: ORGANIZATION

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) is a biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians’ offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test kits are used to analyze blood, urine, nasal, or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens, or other substances, which may exist in the human body in extremely small concentrations. The Company’s products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. Our InFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, and constipation. Instead of broad and difficult to manage dietary restrictions, the InFoods® IBS product works by identifying specific foods that may be causing an abnormally high immune response in the patient. A food identified as positive, which is causing the abnormal immune response in the patient, is simply removed from the diet to help alleviate IBS symptoms.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians’ offices and over-the-counter drugstores like Walmart and CVS Pharmacy). The diagnostic test kits are used to analyze blood, urine, nasal, or fecal specimens from patients in the diagnosis of various diseases, food intolerances, and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global COVID-19 pandemic, in March 2020, we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. In fiscal 2022, we generated revenues from the international sale of our COVID-19 antigen tests. However, in fiscal 2023, due to the decline in severity of COVID-19 and the corresponding lower sales volumes, we no longer sell these products. Due to the relatively high volume of sales from these products in fiscal 2021 and fiscal 2022, we have seen significant fluctuations in quarterly revenues over the past twelve quarters.

The other existing products that contributed to our 2023 revenues are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2023 and 2022, include the accounts of Biomerica, Inc. (“Biomerica”) as well as its wholly-owned German subsidiary (“BioEurope GmbH”) and Mexican subsidiary (“Biomerica de Mexico”). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates that are made include the allowance for doubtful accounts, which is estimated based on current as well as historical past practices with a customer; stock option forfeiture rates, which are calculated based on historical data; inventory obsolescence, which is based on projected and historical usage of materials; and lease liabilities and right-of-use assets, which are calculated based on certain assumptions such as the borrowing rate on the lease commencement date and, the likelihood of lease extensions to occur, asset valuations, among other things; and other items that may be necessary to estimate using current, historical and judgment based information. Actual results could materially differ from those estimates.

Due to the global COVID-19 pandemic, the Company’s operations have been negatively impacted. The Company has faced disruptions in the following areas, (and may face further challenges): supply chain disruptions, loss of contracts and/or customers, closure of the Company’s manufacturing or distribution facilities or of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. These pandemic related disruptions can materially negatively impact the Company’s operations and financial performance and may continue to have significant material negative impacts on the Company.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $42 million as of May 31, 2023. Management expects to continue to incur significant costs as it advances its trials and development activities. As of May 31, 2023, the Company had cash and cash equivalents of approximately $9,719,000 and working capital of approximately $10,852,000.

On January 22, 2021, the Company filed a prospectus supplement to the base prospectus included in a registration statement filed with the SEC on July 21, 2020, and declared effective by the SEC on September 30, 2020, for purposes of selling up to $15,000,000 in “at-the-market” offerings, as defined in Rule 415 promulgated under the Securities Act (the “ATM Offering”).

Under the ATM Offering, the sales agent uses commercially reasonable efforts to sell on the Company’s behalf all the shares requested to be sold from time to time by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the agent and the Company. The Company has no obligation to sell any shares under the ATM Offering, and may at any time suspend offers under, or terminate the ATM Offering.

During the year ended May 31, 2023, the Company sold 573,889 shares of its common stock at prices ranging from $3.15 to $4.26 pursuant to the ATM Agreement, which resulted in gross proceeds of approximately $2,014,000 and net proceeds to the Company of $1,961,000, after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $53,000.

During the year ended May 31, 2022, the Company sold 521,267 shares of its common stock at prices ranging from $4.02 to $5.63 pursuant to the ATM Offering, which resulted in gross proceeds of approximately $2,402,000 and net proceeds to the Company of $2,317,000, after deducting commissions for each sale and legal, accounting, and other fees related to the offering in the amount of $85,000.

On March 7, 2023, the Company sold 3,333,333 shares of common stock in a firm commitment public offering at a gross sales price of $2.40 per share, with net total proceeds, after deducting issuance fees and expenses of $700,000, of approximately $7,300,000. Since the closing of the March 7, 2023 offering, the ATM has been withdrawn and is not active.

The Company intends to use the net proceeds from such offerings for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

Management has analyzed the cash requirements of the Company’s business through at least August 2024. As a result of cash and cash equivalents on hand on May 31, 2023, largely from the public offering, and the ability to raise additional funds through another new ATM agreement, management believes the Company has sufficient funds to operate through at least August 2024.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company’s consolidated financial instruments consist of its cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of the Company’s financial instruments approximate their fair values. The Company also maintains an investment in privately held company (see below).

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, the Company has uninsured balances. The Company does not believe it is exposed to any significant credit risks.

The Company provides credit in the normal course of business to customers throughout the United States and in foreign markets. The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances.

Our net sales were approximately $5,339,000 for fiscal 2023 compared to $18,871,000 for fiscal 2022. For the fiscal years ended May 31, 2023 and 2022, the Company had one and two distributors, respectively, which accounted for a total of 35% and 65% of our net sales, respectively. Of this, for the fiscal years ended May 31, 2023 and 2022, the largest of the distributors mentioned above accounted for 35% and 55%, respectively, of net sales.

Total gross receivables on May 31, 2023 and 2022 were approximately $751,000 and $927,000, respectively. On May 31, 2023 and 2022, the Company had one distributor which accounted for a total of 36% and 50%, respectively, of gross accounts receivable. Of the 36% as of May 31, 2023, 100% was owed by a distributor in Asia.

For the fiscal year ended May 31, 2023, the Company did not have any significant concentration of vendor spend for raw materials. For the fiscal year ended May 31, 2022, the Company had one vendor, which accounted for 84% of our purchases of raw materials largely related to COVID-19 products.

GEOGRAPHIC CONCENTRATION

As of May 31, 2023 and 2022, approximately $626,000 and $621,000, respectively, of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively. As of May 31, 2023 and 2022, approximately $17,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE, NET

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

As of May 31, 2023 and 2022, the Company has established a reserve of approximately $29,000 and $153,000, respectively, for doubtful accounts.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaids, until either the inventory is physically received or the insurance and other items are utilized.

As of May 31, 2023 and 2022, the prepaids were approximately $300,000 and $320,000, respectively, composed of prepayments to insurance and various other suppliers.

INVENTORIES, NET

The Company values inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs, and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities.

 The following is a summary of approximate net inventories:

	May 31,
	2023	2022
Raw materials	$1,677,000	$1,717,000
Work in progress	869,000	763,000
Finished products	182,000	782,000
Total gross inventory	$2,728,000	$3,262,000
Inventory reserve	(672,000)	(846,000)
Net inventory	$2,056,000	$2,416,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of May 31, 2023 and 2022, inventory reserves were approximately $672,000 and $846,000, respectively. The Company has fully reserved COVID-19 antibody inventory in fiscal 2023.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses from sales, retirements, and dispositions are credited or charged to income.

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to approximately $66,000 and $100,000 for the years ended May 31, 2023 and 2022, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights, and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization amounted to approximately $18,000 and $239,000 for the years ended May 31, 2023 and 2022, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. During the year ended May 31, 2023, there was no impairment of intangible assets. During the year ended May 31, 2022, an impairment adjustment was made of $210,000.

INVESTMENTS

The Company has made investments in a privately held Polish distributor, which is primarily engaged in distributing medical products and devices, including the distribution of the products sold by the Company. The Company invested approximately $165,000 into the Polish distributor and owns approximately 6% of the investee.

Equity holdings in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence (“Cost Method Holdings”) are accounted for at the Company’s initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar holding or security of the same issuer. Dividends received are recorded as other income.

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of May 31, 2023 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the year ended May 31, 2023.

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

The Company expensed approximately $1,185,000 and $1,260,000 of share-based compensation during the years ended May 31, 2023 and 2022, respectively.

 In applying the Black-Scholes option-pricing model, the following assumptions used in the valuation of awards issued for period ending May 31, 2023 and 2022:

	For the year ended May 31,
	2023	2022
Dividend yield	0%	0%
Expected volatility	98.81 - 101.77%	102.54 - 105.48%
Risk free interest rate	3.12 - 3.35%	0.97 - 2.75%
Expected term	6.25 years	5.50 - 6.25 years

REVENUE RECOGNITION

The Company has various contracts with customers. All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes.

The Company does not typically allow for returns from customers except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein customers receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts during the years ended May 31, 2023 and 2022 and does not believe that any additional discounts will be given through the end of the contract periods.

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

As of May 31, 2023, the Company had approximately $60,000 of advances from certain foreign customers. These advances are prepayments on orders that are expected to ship during our second fiscal quarter ending November 30, 2023.

Disaggregation of revenue:

 The following is an approximate breakdown of revenues according to primary markets to which the products are sold:

	For the Year Ended May 31,
	2023	2022
Clinical lab	$3,310,000	$3,064,000
Over-the-counter	1,169,000	1,089,000
Contract manufacturing	610,000	459,000
Physician’s office	250,000	14,259,000
Total	$5,339,000	$18,871,000

See Note 8 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $1,584,000 and $1,812,000 of research and development costs during the years ended May 31, 2023 and 2022, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years and the benefits of net operating loss and tax credit carryforwards. These temporary differences and the benefits of net operating loss and tax credit carryforwards are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. As of May 31, 2023 and 2022, in accordance with ASC 740, the Company has a valuation allowance for substantially all of its net deferred tax assets. During the year ended May 31, 2023, this valuation allowance was increased to $8,940,000, which fully covers the net deferred tax asset of $8,940,000.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $156,000 and $76,000 for the years ended May 31, 2023 and 2022, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the year, and revenues and costs are translated using average exchange rates for the year. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the consolidated statements of operations for the years ended May 31, 2023 and 2022.

RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. The Company has elected to exclude short-term leases. The Company leases office space and copy machines, all of which are operating leases. Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. For additional information, see Note 9-Commitments and Contingencies.

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amounts of anti-dilutive stock options not included in the loss per share calculation for the years ended May 31, 2023 and 2022 were 2,342,616 and 2,321,616, respectively.

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

REPORTING COMPREHENSIVE LOSS

Comprehensive loss represents net loss and any revenues, expenses, gains and losses that, under GAAP, are excluded from net loss and recognized directly as a component of shareholders’ equity. Items of other comprehensive loss consist solely of foreign currency translation adjustments for the years ended May 31, 2023 and 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

Except as follows, recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company is currently reviewing the requirements of this ASU to determine its impact on the Company’s consolidated results of operations and financial position.

NOTE 3: PROPERTY AND EQUIPMENT, NET

 The following is an approximate breakdown of property and equipment, net of accumulated depreciation:

	May 31,
	2023	2022
Equipment	$1,333,000	$1,292,000
Furniture, fixtures and leasehold improvements	211,000	227,000
Less accumulated depreciation	(1,331,000)	(1,305,000)
Net property and equipment	$213,000	$214,000

NOTE 4: INTANGIBLE ASSETS, NET

 The following is an approximate breakdown of intangible assets, net of accumulated amortization:

	May 31,
	2023	2022
Patents	196,000	189,000
Less accumulated amortization-patents	(31,000)	(19,000)
Intangible assets, net	$165,000	$170,000

 Expected amortization of intangible assets for the years ending May 31:

2024	$13,000
2025	13,000
2026	13,000
2027	13,000
2028	13,000
Thereafter	100,000
Total	$165,000

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 The following is an approximate breakdown of accounts payable and accrued expenses balances:

	May 31,
	2023	2022
Accounts payable	$344,000	$736,000
Accrued expenses	548,000	236,000
Total	$892,000	$972,000

As of May 31, 2023, the Company had one vendor which accounted for 23% of accounts payable. As of May 31, 2022, the Company had two vendors which accounted for 69% of accounts payable.

NOTE 6: SHAREHOLDERS’ EQUITY

STOCK OPTION AND RESTRICTED STOCK PLANS

In December 2014, the Company adopted and shareholders approved a stock option and restricted stock plan (the “2014 Plan”). Subsequently, in December 2017, the Company adopted and shareholders approved an stock option and restricted stock plan (the “2017 Plan”). In February 2020, the Board approved the 2020 Stock Incentive Plan (the “2020 Plan”, and collectively with the 2014 Plan and 2017 Plan, the “Equity Incentive Plans”) and on December 11, 2020, the shareholders of the Company approved the 2020 Plan. The Equity Incentive Plans provide that non-qualified options and incentive stock options and restricted stock may be granted to directors, affiliates, employees, or consultants of the Company. The Equity Incentive Plans authorize awards representing up to 850,000, 900,000 and 900,000 shares of the Company’s common stock to be issued under the 2014 Plan, 2017 Plan, and 2020 Plan, respectively. Awards granted under the Equity Incentive Plans typically vest over 4 years. Options granted under the Equity Incentive Plans will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant. The 2014 Plan expires in December 2024, the 2017 Plan expires in December 2027, and the 2020 Plan expires in December 2030.

 Stock-based compensation expense for the years ended May 31, 2023 and 2022 is as follows:

	For the Year Ended May 31,
	2023	2022
Cost of sales	$143,000	$159,000
Selling, general and administrative	971,000	1,021,000
Research and development	71,000	80,000
Total stock option expense	$1,185,000	$1,260,000

 Activity as to aggregate stock options outstanding is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding at May 31, 2021	2,081,366	$3.59	$2,132,000
Options granted	344,000	$4.43
Options exercised	(39,500)	$1.99	$90,000
Options canceled or expired	(64,250)	$4.41
Options Outstanding at May 31, 2022	2,321,616	$3.72	$1,838,000
Options granted	243,000	$2.70
Options exercised	(46,500)	$1.73	$90,000
Options canceled or expired	(175,500)	$5.56
Options Outstanding at May 31, 2023	2,342,616	$3.52	$146,000
Options vested and exercisable at May 31, 2023	1,841,933	$3.38	$146,000

The weighted average grant date fair value of options granted during 2023 and 2022 were $2.19 and $4.43, respectively.

On May 31, 2023, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $1,145,000. The weighted-average period over which this amount is expected to be recognized is 2.52 years. The weighted average remaining contractual term of options that were exercisable on May 31, 2023 was 4.97 years. The weighted average remaining contractual term of options that were vested, exercisable, or expected to vest on May 31, 2023 was 5.67 years.

COMMON STOCK ACTIVITY

On January 22, 2021, the Company filed a prospectus supplement to the base prospectus included in a registration statement filed with the SEC on July 21, 2020, and declared effective by the SEC on September 30, 2020, for purposes of selling up to $15,000,000 in “at-the-market” offerings, as defined in Rule 415 promulgated under the Securities Act (the “ATM Offering”).

On May 21, 2021, in conjunction with the Company’s 2020 Stock Incentive Plan, that was approved by shareholders at the Company’s annual meeting in December 2020, the Company filed an S-8 Registration Statement to register up to 900,000 shares of the Company’s common stock that could be issued under this Plan.

Under the ATM Offering, the sales agent uses commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold from time to time by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the agent and the Company. The Company has no obligation to sell any of the shares under the ATM Offering, and may at any time suspend offers under, or terminate the ATM Offering.

During the year ended May 31, 2023, the Company sold 573,889 shares of its common stock at prices ranging from $3.15 to $4.26 pursuant to the ATM Offering, which resulted in gross proceeds of approximately $2,014,000 and net proceeds to the Company of $1,961,000, after deducting commissions for each sale and legal, accounting, and other fees related to the offering in the amount of $53,000.

During the year ended May 31, 2022, the Company sold 521,267 shares of its common stock at prices ranging from $4.02 to $5.63 pursuant to the ATM Offering, which resulted in gross proceeds of approximately $2,402,000 and net proceeds to the Company of $2,317,000, after deducting commissions for each sale and legal, accounting, and other fees related to the offering in the amount of $85,000.

On March 7, 2023, the Company closed on an underwritten sale of 3,333,333 shares of our registered common stock through an investment banking firm, which shares were issued under our shelf registration. In this offering, the Company sold the registered shares at a gross sales price of $2.40 per share, with net proceeds, after deducting issuance fees and expenses of $700,000, of approximately $7,300,000.

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

NOTE 7: INCOME TAXES

 Provision for income taxes for the years ended May 31 consists of the following:

	For the Year Ended May 31,
	2023	2022
Current:
U.S. Federal	$-	$-
Foreign Taxes Subsidiaries	(50,000)	(23,000)
State and local	(1,000)	(1,000)
Total current	(51,000)	(24,000)
Deferred:
U.S. Federal	-	-
State and local	-	-
Total deferred	-	-
Income tax expense	$(51,000)	$(24,000)

Provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate applicable for each year (21% for 2023 and 2022) to pretax income as a result of the following:

	For the Year Ended May 31,
	2023	2022
Computed “expected” tax benefit	$1,490,000	947,000
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(1,973,000)	(1,022,000)
State income taxes, net of federal benefit	583,000	300,000
Research and development tax credits	-	50,000
Permanent tax differences and other	(17,000)	(197,000)
Stock based compensation benefit	(5,000)	11,000
Foreign taxes of subsidiaries	(129,000)	(113,000)
Income tax expense	$(51,000)	$(24,000)

 The tax effect of significant temporary differences is presented below:

	May 31,
	2023	2022
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$8,000	$43,000
Inventory valuation	188,000	237,000
Compensated absences	118,000	120,000
Net operating loss carryforwards	5,817,000	4,349,000
Tax credit carryforwards	1,239,000	1,096,000
Deferred rent expense/Capitalized leases	11,000	20,000
Stock Options	1,296,000	1,035,000
Sec 174 capitalized costs	284,000	-
Losses of foreign subsidiaries & other, net	-	41,000
Accumulated depreciation and amortization	(21,000)	26,000
Total deferred tax assets	8,940,000	6,967,000
Less valuation allowance	(8,940,000)	(6,967,000)
Net deferred tax asset	$-	$-

The Company has provided a valuation allowance of approximately $8,940,000 and $6,967,000 as of May 31, 2023 and 2022, respectively. The net change in the valuation allowance for the years ended May 31, 2023 and 2022 was an increase of $1,973,000 and $1,063,000, respectively.

On May 31, 2023, the Company has Federal income tax net operating loss carryforwards of approximately $21,958,000. On May 31, 2023, the Company has California state income tax net operating loss carryforwards of approximately $17,269,000. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2024 and 2038 for federal and state purposes, respectively. Federal net operating losses beginning in 2018 have no expiration date.

On May 31, 2023, the Company has Federal research and development tax credit carryforward of approximately $817,000. The Federal credits begin to expire in 2028. The Company also had similar credit carryforwards for state purposes of $533,000 on May 31, 2023, which do not expire.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss (“NOL”) and credit carryforwards may be limited by statute because of a cumulative change in ownership of more than 50%. Pursuant to Sections 382 and 383 of the IRC, the annual use of the Company’s NOLs and credit carryforwards would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the IRC of greater than 50% in a three-year period). Management has not performed an analysis to determine if the Company has had a cumulative change in ownership of greater than 50%.

For the year ended May 31, 2023, the Company performed an analysis and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future, and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal 2018.

NOTE 8: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	For the Year Ended May 31,
	2023	2022
Revenues from sales to unaffiliated customers:
Asia	$2,021,000	$13,375,000
Europe	1,798,000	4,339,000
North America	1,470,000	997,000
Middle East	39,000	70,000
South America	11,000	90,000
Total	$5,339,000	$18,871,000

NOTE 9: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases facilities in Irvine, California and Mexicali, Mexico.

As of May 31, 2023, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California. The lease for its headquarters expires in August 2026. The Company has the option to extend the lease for an additional five-year term. The Company made a security deposit of approximately $22,000.

In November 2016, the Company’s Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. The Company has one 10-year option to renew at the end of the initial lease period. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in the Company’s manufacturing process.

In addition, the Company leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, its Germany subsidiary.

For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal options periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liabilities. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liabilities but are instead recognized as variable lease expense in the consolidated statements of operations and comprehensive loss when they are incurred.

 The following table presents information on our operating leases for the years ended May 31, 2023 and 2022:

	Year Ended May 31,
	2023	2022
Operating lease cost	$353,000	$352,000
Short-term lease cost	5,000	5,000
Total lease cost	$358,000	$357,000

 The future minimum lease payments of the Company’s operating lease liabilities by fiscal year are as follows:

Year Ending May 31:
Operating Leases
2024	$356,000
2025	366,000
2026	376,000
2027	101,000
Thereafter	-
Total minimum future lease payments	$1,199,000
Less: imputed interest	117,000
Total operating lease liabilities	$1,082,000

 The following table summarizes the Company’s other supplemental lease information for the years ended May 31, 2023 and 2022:

	Year Ended May 31,
	2023	2022
Cash paid for operating lease liabilities	$347,000	$338,000
Weighted-average remaining lease term (years)	3.27	4.28
Weighted-average discount rate	6.50%	6.50%

The Company also has various insignificant leases for office equipment.

RETIREMENT SAVINGS PLAN

Effective September 1, 1986, the Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the maximum percentage of total annual compensation allowable under the limits of IRC Sections 415, 401(k) and 404. The Company, at the discretion of its Board of Directors, may make contributions to the plan in amounts determined by the Board each year. No contributions by the Company have been made since the plan’s inception.

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims, and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims, and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

There were no legal proceedings pending as of May 31, 2023.

CONTRACTS

Contracts and Licensing Agreements

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expense of approximately $13,000 and $19,000 is included in cost of sales for the agreement for each of the years ended May 31, 2023 and 2022, respectively. Sales of products manufactured under these agreements comprise approximately 2.1% and 1.5% of total sales for the years ended May 31, 2023 and 2022, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business. The Company has other royalty agreements however they are not considered material.

Clinical Trial Agreements

In September 2017, the Company signed a Clinical Samples Agreement with the University of Southern California for the purpose of providing clinical samples for use by the Company in conducting future clinical trials for one of the products which the Company is developing. The initial budget was estimated to be approximately $82,000. The work started in October 2017 with charges for work performed being invoiced and paid monthly. This study ended in February 2020. Approximately $17,000 in fees has been accrued for unbilled charges as of May 31, 2022. There are no unbilled charges as of May 31, 2023.

The Company entered into a Clinical Trial Agreement with a research institute for the purpose of conducting a clinical trial of the Biomerica InFoods® product. The term of the agreement shall be until completion of the work outlined and the charges will be invoiced monthly for work performed in the previous month. The maximum budgeted costs will be approximately $107,000. This study ended in March 2022. Approximately $28,000 in fees has been accrued for unbilled charges as of May 31, 2022. There are no unbilled charges as of May 31, 2023.

NOTE 10: SUBSEQUENT EVENTS

On August 3, 2023, the Company announced it had entered into a sales agreement with CVS Pharmacy wherein the Company’s EZ Detect™ colorectal disease screening test will be offered at approximately 7,000 CVS Pharmacy retail stores. Biomerica has shipped the EZ Detect product to CVS Health distribution centers in the United States, and the product is projected to be on store shelves in September.

