Form 10-Q
period 2023-08-31
BIOMERICA INC
filed 2023-10-12
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023 or

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

REGISTRANT’S TELEPHONE NUMBER:

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,”, “accelerated filer,”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 12, 2023 was 16,821,646.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

SUMMARIZED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2023	May 31, 2023
Assets

Current Assets:
Cash and cash equivalents	$7,988,000	$9,719,000
Accounts receivable, net	1,430,000	722,000
Inventories, net	1,877,000	2,056,000
Prepaid expenses and other	279,000	300,000
Total current assets	11,574,000	12,797,000
Property and equipment, net of accumulated depreciation and amortization	218,000	213,000
Right-of-use assets, net of accumulated amortization of $688,000 and $617,000 as of August 31, 2023 and May 31, 2023, respectively	964,000	1,035,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization	202,000	165,000
Other assets	96,000	79,000
Total Assets	$13,219,000	$14,454,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$713,000	$892,000
Accrued compensation	667,000	696,000
Advance from customers	60,000	60,000
Lease liabilities, current portion	306,000	297,000
Total current liabilities	1,746,000	1,945,000
Lease liabilities, net of current portion	705,000	785,000
Total Liabilities	2,451,000	2,730,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of August 31, 2023 and May 31, 2023	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of August 31, 2023 and May 31, 2023	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 16,821,646 issued and outstanding at August 31, 2023 and May 31, 2023, respectively	1,346,000	1,346,000
Additional paid-in-capital	52,875,000	52,705,000
Accumulated other comprehensive loss	(104,000)	(110,000)
Accumulated deficit	(43,349,000)	(42,217,000)
Total Shareholders’ Equity	10,768,000	11,724,000
Total Liabilities and Shareholders’ Equity	$13,219,000	$14,454,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended August 31,
	2023	2022
Net sales	$1,713,000	$1,637,000
Cost of sales	(1,301,000)	(1,692,000)
Gross profit (loss)	412,000	(55,000)

Operating expenses:
Selling, general and administrative	1,172,000	1,654,000
Research and development	472,000	361,000
Total operating expenses	1,644,000	2,015,000

Loss from operations	(1,232,000)	(2,070,000)

Other income:
Interest and dividend income	123,000	-
Total other income	123,000	-

Loss before income taxes	(1,109,000)	(2,070,000)

Provision for income taxes	(23,000)	(2,000)

Net loss	$(1,132,000)	$(2,072,000)

Basic net loss per common share	$(0.07)	$(0.16)

Diluted net loss per common share	$(0.07)	$(0.16)

Weighted average number of common and
common equivalent shares:
Basic	16,821,646	13,100,407

Diluted	16,821,646	13,100,407

Net loss	$(1,132,000)	$(2,072,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	6,000	(13,000)

Comprehensive loss	$(1,126,000)	$(2,085,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended August 31, 2022

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2022	12,867,924	$1,029,000	$42,447,000	$(74,000)	$(35,077,000)	$8,325,000
Exercise of stock options	15,000	1,000	13,000	-	-	14,000
Net proceeds from ATM	523,977	42,000	1,722,000	-	-	1,764,000
Shares issued in connection with public offering	-	-	-	-	-	-
Foreign currency translation	-	-	-	(13,000)	-	(13,000)
Share-based compensation	-	-	304,000	-	-	304,000
Net loss	-	-	-	-	(2,072,000)	(2,072,000)
Balances at August 31, 2022	13,406,901	$1,072,000	$44,486,000	$(87,000)	$(37,149,000)	$8,322,000

For the Three Months Ended August 31, 2023

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2023	16,821,646	$1,346,000	$52,705,000	$(110,000)	$(42,217,000)	$11,724,000
Exercise of stock options	-	-	-	-	-	-
Net proceeds from ATM	-	-	-	-	-	-
Shares issued in connection with public offering	-	-	-	-	-	-
Foreign currency translation	-	-	-	6,000	-	6,000
Share-based compensation	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	(1,132,000)	(1,132,000)
Balances at August 31, 2023	16,821,646	$1,346,000	$52,875,000	$(104,000)	$(43,349,000)	$10,768,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,132,000)	$(2,072,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,000	29,000
Provision for allowance on accounts receivable	-	230,000
Inventory reserve	(140,000)	136,000
Share-based compensation	170,000	304,000
Amortization of right-of-use asset	71,000	67,000
Changes in assets and liabilities:
Accounts receivable	(708,000)	(388,000)
Inventories	319,000	358,000
Prepaid expenses and other	21,000	82,000
Other assets	(17,000)	2,000
Accounts payable and accrued expenses	(179,000)	(301,000)
Accrued compensation	(29,000)	(55,000)
Advance from customers	-	100,000
Reduction in lease liabilities	(71,000)	(65,000)
Net cash used in by operating activities	(1,674,000)	(1,573,000)

Cash flows from investing activities:
Purchases of property and equipment	(21,000)	(34,000)
Expenditures related to intangibles	(42,000)	-
Net cash used in investing activities	(63,000)	(34,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	-	1,811,000
Costs from sale of common stock	-	(47,000)
Proceeds from exercise of stock options	-	14,000
Net cash provided by financing activities	-	1,778,000

Effect of exchange rate changes in cash	6,000	(13,000)
Net decrease (increase) in cash and cash equivalents	(1,731,000)	158,000

Cash and cash equivalents at beginning of year	9,719,000	5,917,000

Cash and cash equivalents at end of the period	$7,988,000	$6,075,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$23,000	$2,000

Non-cash investing and financing activities:

Write off of intangible assets, cost	$-	$6,000
Write off of intangible assets, accumulated amortization	$-	$1,000

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

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our inFoods® Technology platform that treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These inFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using this patented inFoods Technology is our inFoods® IBS product which uses a simple blood sample to identify patient-specific foods that, when removed from their diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult to manage dietary restrictions, the inFoods® IBS product works by identifying a patient’s above normal immunoreactivity to a panel of specific foods that have been shown to often be problematic to IBS sufferers. A food identified as positive (causing an abnormally high immune response in the patient) is simply removed from the diet to help alleviate IBS symptoms. We have launched this product with certain large gastroenterology (“GI”) physician groups that are now offering this product to their patients. We have also recently hired an internal sales force to sign up additional GI physician groups who are interested in offering this product to their patients. As such, we are expecting material growth in revenues from the launch of our inFoods® IBS product in coming quarters.

Our other existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians’ offices and over-the-counter at Walmart, Amazon, and Walgreens). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. While we initially offered a COVID-19 antibody diagnostic test to determine if a person has previously been infected by the COVID-19 virus, all of our COVID-19 revenues in fiscal 2022 and 2023 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand, there were no sales of our COVID-19 related products in the three months ended August 31, 2023. As such, our COVID-19 product sales have caused significant swings in our revenues over the past eight quarters.

Our non-COVID-19 products that accounted for all of our revenues during the three months ended August 31, 2023, are primarily focused on gastrointestinal diseases, colorectal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2023. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2024. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2023. Management has evaluated all subsequent events and transactions through the date of filing this report.

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

MARKETS AND METHODS OF DISTRIBUTION

The majority of the Company’s revenues come from the sale of products that the company manufactures in the U.S. and in Mexico. Some of the raw materials used in manufacturing come from Asia and other regions of the world. Finally, most of the Company’s revenues are generated from the international sales of its products. Due to global and economic disruptions caused by the COVID-19 pandemic, the ongoing war in Ukraine, and tensions between the country of China and the United States, the Company’s operations have been negatively impacted. The Company has faced disruptions in the following areas, and may face further challenges from supply chain disruptions, cost inflation, loss of contracts and/or customers, closure of the facilities of the Company’s suppliers, partners and customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. The Company’s current sales and marketing focus is on the sale of the inFoods® IBS product within the U.S. As such, going forward, the Company hopes to see reduced disruptions from the issues listed above.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $43.3 million as of August 31, 2023. Management expects to continue to incur significant costs as it advances its clinical trials, product development, and commercial product launch activities. As of August 31, 2023, the Company had cash and cash equivalents of approximately $7,988,000 and working capital of approximately $9,828,000.

On July 20, 2020, the Company filed with the Securities and Exchange Commission (“SEC”) a Form S-3 shelf registration statement and base prospectus which was declared effective by the SEC on September 30, 2020. This shelf registration statement registered the sale of up to $90,000,000 of the Company’s equity securities during the three years ended September 30, 2023.

Under the Company’s outstanding Registration Statement, on March 7, 2023, the Company sold 3,333,333 shares of common stock in a firm commitment public offering at a gross sales price of $2.40 per share, with net total proceeds, after deducting issuance fees and expenses of $700,000, of approximately $7,300,000. Since the closing of the March 7, 2023 offering, the ATM has been withdrawn and is not active.

To replace the shelf registration statement that was set to expire on September 30, 2023, on September 27, 2023, the Company filed with the SEC a new Form S-3 shelf registration statement and base prospectus which was declared effective by the SEC on September 29, 2023. This new shelf registration statement registers the sale of up to $20,000,000 of the Company’s equity securities during the three years ending September 29, 2026.

The Company intends to use the net proceeds from past offerings and any future offerings for general corporate purposes, including, without limitation, sales and marketing activities, clinical studies, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

Management has analyzed the cash requirements of the Company’s business through at least November 2024. As a result of cash and cash equivalents on hand on August 31, 2023, largely from the public offering, and the ability to raise additional funds if needed through the sale of shares of the Company’s common stock, management believes the Company has sufficient funds to operate through at least November 2024.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, the Company has uninsured balances. The Company does not believe it is exposed to any significant credit risks.

Consolidated net sales were approximately $1,713,000 for the three months ended August 31, 2023, as compared to $1,637,000 for the three months ended August 31, 2022. For the three months ended August 31, 2023 and 2022, the Company had one and two key customers who are located in foreign countries which accounted for 59% and 64% of net sales, respectively.

Total gross receivables on August 31, 2023 and May 31, 2023 were approximately $1,459,000 and $751,000, respectively. On August 31, 2023 and May 31, 2023, the Company had one key customer, who are located in foreign countries which accounted for a total of 67% and 35%, respectively, of gross accounts receivable.

For the three months ended August 31, 2023 and 2022, the Company had one key vendor which accounted for 12% and 9% of the purchases of raw materials, respectively. As of August 31, 2023 and May 31, 2023, the Company had one key vendor which accounted for 47% and 23%, respectively, of accounts payable.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) 326) on June 1, 2023. ASC 326 adds to U.S. GAAP the current expected credit loss (“CECL”) model, a measurement model based on expected losses rather than incurred losses. Prior to the adoption of ASC 326, the Company evaluated receivables on a quarterly basis and adjusted the allowance for doubtful accounts accordingly. Balances over ninety days old were usually reserved for unless collection was reasonably assured. Under the application of ASC 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

As of August 31, 2023 and May 31, 2023, the Company has established a reserve of approximately $29,000 for credit losses.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of August 31, 2023 and May 31, 2023, the prepaids were approximately $279,000 and $300,000, respectively, composed of prepayments to insurance and various other suppliers.

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

Net inventories are approximately the following:

	August 31, 2023	May 31, 2023
Raw materials	$1,454,000	$1,677,000
Work in progress	793,000	869,000
Finished products	162,000	182,000
Total gross inventory	2,409,000	2,728,000
Inventory reserves	(532,000)	(672,000)
Net inventory	$1,877,000	$2,056,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of August 31, 2023, and May 31, 2023, inventory reserves were approximately $532,000 and $672,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment was approximately $16,000 and $20,000 for the three months ended August 31, 2023 and 2022, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and 20 years for patents. Amortization expense was approximately $5,000 and $9,000 for the three months ended August 31, 2023 and 2022, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. During the three months ended August 31, 2023 and 2022, an impairment adjustment was made of $0 and $6,000, respectively.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of August 31, 2023 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holdings during the period ended August 31, 2023.

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

The Company expensed approximately $170,000 and $304,000 of share-based compensation during the three months ended August 31, 2023 and 2022, respectively.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the three months ended August 31, 2023:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2023	2,342,616	$3.52
Granted	68,000	1.18
Exercised	-	-
Cancelled or expired	(47,500)	3.31
Options Outstanding at August 31, 2023	2,363,116	$3.45

REVENUE RECOGNITION

The Company has various contracts with customers. All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and at which point title passes.

The Company does not typically allow for returns from customers except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein customers receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts during the three months ended August 31, 2023 and 2022 and does not believe that any additional discounts will be given through the end of the contract periods.

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

As of August 31, 2023, the Company had approximately $60,000 of advances from certain foreign customers. The majority of these advances are prepayments on orders that are expected to ship during our second fiscal quarter ended November 30, 2023.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,
	2023	2022
Clinical lab	$1,289,000	$1,146,000
Over-the-counter	303,000	213,000
Contract manufacturing	117,000	95,000
Physician’s office	4,000	183,000
Total	$1,713,000	$1,637,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $472,000 and $361,000 of research and development costs during the three months ended August 31, 2023 and 2022, respectively.

INCOME TAXES

The Company had income tax expense for the three months ended August 31, 2023 of approximately $23,000, consisting of state minimum and foreign miscellaneous taxes. During the three months ended August 31, 2023, the Company had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of August 31, 2023.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended August 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

The Company reports the cost of advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $30,000 and $18,000 for the three months ended August 31, 2023 and 2022, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the consolidated statements of operations for the three months ended August 31, 2023 and 2022.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation at August 31, 2023 and 2022 was 2,363,116 and 2,388,616, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on the Company’s present or future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13. This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-03 on June 1, 2023, and the adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3: SHAREHOLDERS’ EQUITY

During the three months ended August 31, 2022, the Company sold 523,977 shares of its common stock at prices ranging from $3.15 to $3.55 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $1,811,000 and net proceeds to the Company of approximately $1,764,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering. In March 2023, we terminated the ATM offering agreement and sold 3,333,333 shares of our common stock in a firm commitment public offering under the Company’s shelf registration statement. Shares sold in the underwritten public offering were sold at a gross sales price of $2.40 per share, resulting in net proceeds from the offering, after deducting issuance fees and expenses, of approximately $7,300,000. On August 31, 2023, the Company did not have an open ATM offering in place. No shares of common stock or other equity securities of the Company were sold under the shelf registration statement during the three months ended August 31, 2023.

NOTE 4: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended August 31,
	2023	2022
Revenues from sales to unaffiliated customers:
Asia	$1,026,000	$814,000
Europe	327,000	552,000
North America	355,000	268,000
South America	5,000	3,000
	$1,713,000	$1,637,000

As of August 31, 2023 and May 31, 2023, approximately $610,000 and $626,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively.

As of August 31, 2023 and May 31, 2023, approximately $16,000 and $17,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

The Company leases its facilities. On August 31, 2023, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016.  The Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years. When the Company extended its lease in April 2021, it was also granted an additional five-year lease extension option. The Company made a security deposit of approximately $22,000.

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

The following table presents information on our operating leases for the three months ended August 31, 2023 and 2022:

	Three Months Ended August 31,
	2023	2022
Operating lease cost	$88,000	$88,000
Variable lease cost	3,000	-
Short-term lease cost	5,000	4,000
Total lease cost	$96,000	$92,000

The approximate maturity of lease liabilities as of August 31, 2023 are as follows:

Year Ending August 31:
Operating Leases
2024	$359,000
2025	368,000
2026	378,000
2027	6,000
Thereafter	-
Total minimum future lease payments	$1,111,000
Less: imputed interest	100,000
Total operating lease liabilities	$1,011,000

The following table summarizes the Company’s other supplemental lease information for the three months ended August 31, 2023 and 2022:

	Three Months Ended August 31,
	2023	2022
Cash paid for operating lease liabilities	$87,000	$86,000
Weighted-average remaining lease term (years)	3.02	4.02
Weighted-average discount rate	6.50%	6.50%

The Company also has various insignificant leases for office equipment.

NOTE 6: COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business.

There were no legal proceedings pending as of August 31, 2023.

NOTE 7: SUBSEQUENT EVENTS

On September 15, 2023 the Company submitted to the FDA the final H. Pylori data set requested by the FDA during the FDA’s recent review of the 510-K filed by the Company. The Company received confirmation from the FDA that the data was received. The Biomerica hp+detect™ diagnostic test is designed to detect the presence of the H. pylori bacteria which infects approximately 35% of the U.S. population.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Report and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (our 2023 Annual Report). This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of our 2023 Annual Report.

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

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These inFoods® based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. Our inFoods® IBS product uses a simple blood sample to identify patient-specific foods that, when removed from the patient’s diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, and constipation. Instead of broad and difficult to manage dietary restrictions, the inFoods® IBS product works by identifying a patient’s above normal immunoreactivity to a panel of specific foods that have been shown to often be problematic to IBS suffers. A food identified as positive, and causing an abnormally high immune response in the patient is simply removed from the diet to help alleviate IBS symptoms.

During fiscal 2022, we completed an endpoint determination clinical trial on our inFoods® IBS product. This trial was conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan, and other institutions. This double blinded, placebo-controlled trial monitored IBS patients over an 8-week treatment period to determine the efficacy of our inFoods® IBS product to improve the patients’ IBS symptoms or endpoints. The trial was designed to determine the difference in the improvement in IBS symptoms for patients in the treatment arm, versus patients in the placebo arm of the trial. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements for participants in the treatment arm, indicating that the elimination of specific foods may meaningfully reduce the symptoms of IBS in each patient subtype (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS-Constipation, in the top line data. The purpose of the endpoint study was to validate the efficacy of the product, and to determine the primary symptom endpoint, or endpoints to be used in a possible final pivotal trial that would be conducted to attain the validation data needed to apply for U.S. Food and Drug Administration (“FDA”) product clearance. We are continuing to review and refine the complete dataset and have selected the final endpoint that we would intend to use in a possible final pivotal trial. We are identifying the trial protocol for submission to the FDA, and once approved the trial would be run thereafter. The trial is expected to include the large medical institution participants that conducted the endpoint clinical trial, in addition to other new institutions and a Clinical Research Organization.

Following the successful completion and positive statistical results from the Company’s inFoods® IBS clinical trial, Biomerica received interest from Gastroenterology (“GI”) physicians who would like to order the inFoods® IBS test for their patients.

In fiscal 2023, we worked to set up the inFoods® IBS test to be performed in a CLIA certified, and College of American Pathologists (“CAP”) accredited high-complexity laboratory facility and offered as a laboratory developed test (“LDT”). During the quarter ended February 28, 2023, the CLIA lab completed all validation testing necessary for the inFoods® IBS product to be offered as an LDT and, as of February 28, 2023, patient samples were being accepted. We also worked to optimize the process for GI physicians to order the inFoods® IBS test, send patient blood samples to the CLIA lab, and receive the test results for their patients. We believe ease of order and workflow for physicians, with easy to understand and actionable results for patients, is critical to our success. During the fiscal third quarter, we also set up customer service and payment systems, along with a dedicated website for patients to receive answers to questions they may have about the test and attain information about how to eliminate a specific food identified as needing to be eliminated from their diet. This is especially important for foods that are ingredients in common processed foods like milk, eggs, and wheat. As of the end of the fiscal third quarter, we trial launched this product with one large GI physician group that are now offering this product to their patients. We have also recently hired an internal sales force to sign up additional GI physician groups who are interested in offering this product to their patients. As such, we are expecting material growth in revenues from the launch of our inFoods® IBS product in coming quarters.

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

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. While we initially offered a COVID-19 antibody diagnostic test to determine if a person has previously been infected by the COVID-19 virus, all of our COVID-19 revenues in fiscal 2022 and 2023 have come from international sales of our COVID-19 antigen tests that use a patient’s nasal fluid sample to detect if the patient is currently infected with the virus. Due to falling demand, there were no sales of our COVID-19 related products in the three months ended August 31, 2023. As such, our COVID-19 product sales have caused significant swings in our revenues over the past eight quarters.

During fiscal 2022, we finalized development of our H. Pylori diagnostic test that indicates if a patient is infected with the H. Pylori bacteria. H. Pylori infection is extremely common, and if left untreated, can lead to ulcers and possibly stomach cancers. During our fourth quarter of fiscal 2022, we applied for FDA clearance of this product though a 510(k) premarket submission. We have been in communication with the FDA answering certain follow-up questions and providing additional data as requested. Working with the FDA, in August 2023, we completed one additional set of in-lab tests that the FDA requested prior to making their final determination on clearance of the product. This set of data was sent to the FDA and our 510(k) for the H. Pylori product was resubmitted to the FDA in September 2023. Once cleared, we will begin marketing the product in the U.S. market. We have also begun discussions with international distributors for this product and expect to see revenues both in the U.S. market and through these international channels during 2024.

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

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,		Increase (Decrease)
	2023	2022	$	%
Clinical lab	$1,289,000	$1,146,000	$143,000	12%
Over-the-counter	303,000	213,000	90,000	42%
Contract Manufacturing	117,000	95,000	22,000	23%
Physician’s office	4,000	183,000	(179,000)	-98%
Total	$1,713,000	$1,637,000	$76,000	5%

Consolidated net sales was approximately $1,713,000 for the three months ended August 31, 2023, as compared to $1,637,000 for the three months ended August 31, 2022, an increase of approximately $76,000, or 5%. This increase for the three months ended August 31, 2023, was driven primarily by demand for our clinical lab products in Asia and OTC products in the United States which was partially offset by a reduction in Physician’s office sales associated to COVID products. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales was approximately $1,301,000, or 76% of net sales, for the three months ended August 31, 2023, as compared to $1,692,000, or 107% of net sales, for the three months ended August 31, 2022, a decrease of approximately $391,000, or 23%. The decrease for the three months ended August 31, 2023, was driven primarily by the decrease in volume of COVID products and related inventory write-offs.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended August 31,
	2023		2022		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,172,000	68%	$1,654,000	101%	$(482,000)	-29%
Research and Development	$472,000	28%	$361,000	22%	$111,000	31%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,172,000 for the three months ended August 31, 2023, as compared to $1,654,000 for the three months ended August 31, 2022, a decrease of approximately $481,000, or 29%. The decrease in the three months ended August 31, 2023, was primarily due to approximate decreases in bad debt expense of $220,000, share-based compensation of $123,000, and legal expense of $170,000.

Research and Development

Consolidated research and development expenses were approximately $472,000 for the three months ended August 31, 2023, as compared to $361,000 for the three months ended August 31, 2022, an increase of approximately $111,000, or 31%. The increase in the three months ended August 31, 2023, was primarily due to R&D wages.

Interest and Dividend Income

Interest and dividend income were approximately $123,000 for the three months ended August 31, 2023, as compared to $0 for the three months ended August 31, 2022, an increase of $123,000, or 100%. The $123,000 increase was due to market interest rates on our cash balance, which, on August 31, 2022, the cash balance had not been invested.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	August 31, 2023	May 31, 2023
Cash and cash equivalents	$7,988,000	$9,719,000
Working capital including cash and cash equivalents	$9,828,000	$10,852,000

As of August 31, 2023 and May 31, 2023, the Company had cash and cash equivalents of approximately $7,988,000 and $9,719,000, respectively. As of August 31, 2023 and May 31, 2023, the Company had working capital of approximately $9,828,000 and $10,852,000, respectively. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including ongoing future operations, beyond next year, we are working on increasing sales, reducing expenses and may seek to raise additional financing through debt and equity financing.

Operating Activities

During the three months ended August 31, 2023, cash used in operating activities was approximately $1,674,000. The primary factors that contributed to this were a loss of approximately $1,132,000, non-cash expenses of $122,000, primarily associated with depreciation and amortization, share-based compensation, inventory reserves and amortization of right-of-use assets. This was partially offset by changes in asset and liability accounts of $664,000.

During the three months ended August 31, 2022, cash used in operating activities was approximately $1,573,000. The primary factors that contributed to this were a loss of approximately $2,072,000, non-cash expenses of $766,000, primarily associated with depreciation and amortization, share-based compensation, account receivables provision, and inventory reserves. This was partially offset by changes in asset and liability accounts of $267,000.

Investing Activities

During the three months ended August 31, 2023, cash used in investing activities was approximately $63,000. During the three months ended August 31, 2023, the Company purchased approximately $21,000 of property and equipment and had $42,000 in expenditures related to patents.

During the three months ended August 31, 2022, cash used in investing activities was approximately $34,000 for purchases of property and equipment.

Financing Activities

During the three months ended August 31, 2023, cash provided by financing activities was $0, with no net proceeds from the sale of common stock or from stock option exercises.

During the three months ended August 31, 2022, cash provided by financing activities was approximately $1,778,000 which was a result of net proceeds from the sale of common stock of $1,764,000, and stock option exercises of $14,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of August 31, 2023.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

There were no legal proceedings pending as of August 31, 2023.

ITEM 1A. RISKS FACTORS

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended August 31, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.2*	Amended and Restated Bylaws of the Company

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Gary Lu

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Gary Lu

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

BIOMERICA, INC.

Date:	October 12, 2023
		By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date:	October 12, 2023
		By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

