Form 10-Q
period 2023-11-30
BIOMERICA INC
filed 2024-01-16
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023 or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of January 16, 2024 was 16,821,646.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2023	May 31, 2023
Assets

Current Assets:
Cash and cash equivalents	$7,134,000	$9,719,000
Accounts receivable, net	1,067,000	722,000
Inventories, net	1,841,000	2,056,000
Prepaid expenses and other	223,000	300,000
Total current assets	10,265,000	12,797,000
Property and equipment, net of accumulated depreciation and amortization	210,000	213,000
Right-of-use assets, net of accumulated amortization of $761,000 and $617,000 as of November 30, 2023 and May 31, 2023, respectively	891,000	1,035,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization	204,000	165,000
Other assets	96,000	79,000
Total Assets	$11,831,000	$14,454,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$783,000	$892,000
Accrued compensation	668,000	696,000
Advance from customers	60,000	60,000
Lease liabilities, current portion	311,000	297,000
Total current liabilities	1,822,000	1,945,000
Lease liabilities, net of current portion	626,000	785,000
Total Liabilities	2,448,000	2,730,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of November 30, 2023 and May 31, 2023	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of November 30, 2023 and May 31, 2023	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 16,821,646 issued and outstanding at November 30, 2023 and May 31, 2023, respectively	1,346,000	1,346,000
Additional paid-in-capital	52,997,000	52,705,000
Accumulated other comprehensive loss	(104,000)	(110,000)
Accumulated deficit	(44,856,000)	(42,217,000)
Total Shareholders’ Equity	9,383,000	11,724,000
Total Liabilities and Shareholders’ Equity	$11,831,000	$14,454,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2023	2022	2023	2022
Net sales	$1,567,000	$1,482,000	$3,281,000	$3,119,000
Cost of sales	(1,242,000)	(1,130,000)	(2,541,000)	(2,822,000)
Gross profit	325,000	352,000	740,000	297,000

Operating expenses:
Selling, general and administrative	1,521,000	1,556,000	2,696,000	3,210,000
Research and development	412,000	462,000	883,000	823,000
Total operating expenses	1,933,000	2,018,000	3,579,000	4,033,000

Loss from operations	(1,608,000)	(1,666,000)	(2,839,000)	(3,736,000)

Other income:
Interest and dividend income	109,000	41,000	231,000	41,000
Total other income	109,000	41,000	231,000	41,000

Loss before income taxes	(1,499,000)	(1,625,000)	(2,608,000)	(3,695,000)

Provision for income taxes	(8,000)	(1,000)	(31,000)	(3,000)

Net loss	$(1,507,000)	$(1,626,000)	$(2,639,000)	$(3,698,000)

Basic net loss per common share	$(0.09)	$(0.12)	$(0.16)	$(0.28)

Diluted net loss per common share	$(0.09)	$(0.12)	$(0.16)	$(0.28)

Weighted average number of common and common equivalent shares:
Basic	16,821,646	13,455,166	16,821,646	13,271,845

Diluted	16,821,646	13,455,166	16,821,646	13,271,845

Net loss	$(1,507,000)	$(1,626,000)	$(2,639,000)	$(3,698,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	-	(9,000)	6,000	(21,000)

Comprehensive loss	$(1,507,000)	$(1,635,000)	$(2,633,000)	$(3,719,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended November 30, 2023

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2023	16,821,646	$1,346,000	$52,705,000	$(110,000)	$(42,217,000)	$11,724,000
Exercise of stock options	-	-	-	-	-	-
Foreign currency translation	-	-	-	6,000	-	6,000
Share-based compensation	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	(1,132,000)	(1,132,000)
Balances at August 31, 2023	16,821,646	1,346,000	52,875,000	(104,000)	(43,349,000)	10,768,000
Exercise of stock options	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-
Share-based compensation	-	-	122,000	-	-	122,000
Net loss	-	-	-	-	(1,507,000)	(1,507,000)
Balances at November 30, 2023	16,821,646	$1,346,000	$52,997,000	$(104,000)	$(44,856,000)	$9,383,000

For the Six Months Ended November 30, 2022

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2022	12,867,924	$1,029,000	$42,447,000	$(74,000)	$(35,077,000)	$8,325,000
Exercise of stock options	15,000	1,000	13,000	-	-	14,000
Net proceeds from ATM	523,977	42,000	1,722,000	-	-	1,764,000
Foreign currency translation	-	-	-	(13,000)	-	(13,000)
Share-based compensation	-	-	304,000	-	-	304,000
Net loss	-	-	-	-	(2,072,000)	(2,072,000)
Balances at August 31, 2022	13,406,901	1,072,000	44,486,000	(87,000)	(37,149,000)	8,322,000
Exercise of stock options	31,500	3,000	63,000	-	-	66,000
Net proceeds from ATM	41,012	3,000	170,000	-	-	173,000
Foreign currency translation	-	-	-	(9,000)	-	(9,000)
Share-based compensation	-	-	318,000	-	-	318,000
Net loss	-	-	-	-	$(1,626,000)	(1,626,000)
Balances at November 30, 2022	13,479,413	$1,078,000	$45,037,000	$(96,000)	$(38,775,000)	$7,244,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended November 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,639,000)	$(3,698,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,000	48,000
Provision (recovery) for allowance on accounts receivable	(7,000)	369,000
Inventory reserve	(174,000)	(72,000)
Share-based compensation	292,000	622,000
Amortization of right-of-use asset	144,000	134,000
Changes in assets and liabilities:
Accounts receivable	(338,000)	(445,000)
Inventories	390,000	427,000
Prepaid expenses and other	77,000	200,000
Other assets	(17,000)	16,000
Accounts payable and accrued expenses	(110,000)	(302,000)
Accrued compensation	(28,000)	50,000
Advance from customers	-	(2,000)
Reduction in lease liabilities	(145,000)	(133,000)
Net cash used in operating activities	(2,516,000)	(2,786,000)

Cash flows from investing activities:
Purchases of property and equipment	(27,000)	(58,000)
Expenditures related to intangibles	(48,000)	-
Net cash used in investing activities	(75,000)	(58,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	-	1,988,000
Costs from sale of common stock	-	(52,000)
Proceeds from exercise of stock options	-	79,000
Net cash provided by financing activities	-	2,015,000

Effect of exchange rate changes in cash	6,000	(21,000)
Net decrease in cash and cash equivalents	(2,585,000)	(850,000)

Cash and cash equivalents at beginning of year	9,719,000	5,917,000

Cash and cash equivalents at end of period	$7,134,000	$5,067,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$30,000	$3,000

Non-cash investing and financing activities:

Write off of intangible assets, cost	$-	$6,000
Write off of intangible assets, accumulated amortization	$-	$1,000

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

Our primary focus is the research, development, commercialization and eventual regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products based on our inFoods® Technology platform that treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These inFoods based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. The first product we are launching using this patented inFoods Technology is our inFoods IBS product which uses a simple blood sample to identify patient-specific foods that, when removed from their diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping and constipation. Instead of broad and difficult to manage dietary restrictions, the inFoods IBS product works by identifying a patient’s above normal immunoreactivity to a panel of specific foods that have been shown to often be problematic to IBS sufferers. A food identified as positive (causing an abnormally high immune response in the patient) is simply removed from the diet to help alleviate IBS symptoms. We have launched this product with certain large gastroenterology (“GI”) physician groups that are now offering this product to their patients. We have also recently hired an internal sales force to sign up additional GI physician groups who are interested in offering this product to their patients. As such, we are expecting growth in revenues from the launch of our inFoods IBS product in coming quarters.

Our other existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians’ offices and over-the-counter at Walmart, CVS Pharmacy and Amazon). The diagnostic test kits are used to analyze blood, urine, nasal or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. We began selling these COVID-19 related diagnostic tests during fiscal 2021, and we experienced significant revenues from such sales during fiscal 2021 and 2022 with lesser sales in fiscal 2023. Due to falling demand, there were no sales of our COVID-19 related products in the   six months ended November 30, 2023. As such, our COVID-19 product sales have caused significant swings in our revenues over the past nine quarters.

Our products that accounted for all of our revenues during the six months ended November 30, 2023, are primarily focused on gastrointestinal diseases, colorectal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2023. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2024. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2023. Management has evaluated all subsequent events and transactions through the date of filing this report.

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

MARKETS AND METHODS OF DISTRIBUTION

The majority of the Company’s revenues come from the sale of products that the company manufactures in the U.S. and in Mexico. Some of the raw materials used in manufacturing come from Asia and other regions of the world. Finally, most of the Company’s revenues are generated from the international sales of its products. Due to global and economic disruptions caused by the COVID-19 pandemic, the ongoing war in Ukraine and Israel, and tensions between the country of China and the United States, the Company’s operations have been negatively impacted. The Company has faced disruptions in the following areas, and may face further challenges from supply chain disruptions, cost inflation, loss of contracts and/or customers, travel, shipping and logistical disruptions, government responses of all types, international business risks in countries where the Company makes and/or sells its products, loss of human capital or personnel at the Company, its partners and its customers, interruptions of production, customer credit risk, and general economic calamities. The Company’s current sales and marketing focus is on the sale of the inFoods IBS product which is manufactured and sold within the U.S. and the launch of our new H. Pylori test that was recently cleared for sale in the US by the FDA, which is also manufactured and sold within the U.S.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $44,856,000 million as of November 30, 2023. Management expects to continue to incur significant costs as it advances its clinical trials, product development, and commercial product launch activities. As of November 30, 2023, the Company had cash and cash equivalents of approximately $7,134,000 and working capital of approximately $8,443,000.

On July 20, 2020, the Company filed with the Securities and Exchange Commission (“SEC”) a Form S-3 shelf registration statement and base prospectus which was declared effective by the SEC on September 30, 2020. This shelf registration statement registered the sale of up to $90,000,000 of the Company’s equity securities during the three years ended September 30, 2023.

Under the Company’s outstanding Registration Statement, on March 7, 2023, the Company sold 3,333,333 shares of common stock in a firm commitment public offering at a gross sales price of $2.40 per share, with net total proceeds, after deducting issuance fees and expenses of $700,000, of approximately $7,300,000. Since the closing of the March 7, 2023 offering, a previously ATM facility has been withdrawn and is not active.

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

Management has analyzed the cash requirements of the Company’s business through at least February 2025. As a result of cash and cash equivalents on hand on November 30, 2023, largely from the public offering, and the ability to raise additional funds if needed through the sale of shares of the Company’s common stock, management believes the Company has sufficient funds to operate through at least February 2025.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, the Company has uninsured balances. The Company does not believe it is exposed to any significant credit risks.

Consolidated net sales were approximately $1,567,000 and $1,482,000 for the three months ended November 30, 2023 and 2022, respectively, and approximately $3,281,000 and $3,119,000 for the six months ended November 30, 2023 and 2022, respectively.

For the three months ended November 30, 2023, the Company had two key customers who are located in foreign countries which accounted for 52% of net consolidated sales. For the three months ended November 30, 2022, the Company had two key customers, one located in Asia and one located in United States which accounted for 48% of net consolidated sales. For the six months ended November 30, 2023 and 2022, the Company had one key customer who is located in Asia which accounted for 49% and 44% of net consolidated sales, respectively.

Total gross receivables on November 30, 2023 and May 31, 2023 were approximately $1,089,000 and $751,000, respectively. As of November 30, 2023, the Company had two key customers, who are located in foreign countries which accounted for a total of 64% of gross accounts receivable. As of May 31, 2023, the Company had one key customer, who is located in Asia which accounted for a total of 36% of gross accounts receivable.

For the three months ended November 30, 2023, the Company had five key vendors which accounted for 75% of the purchases of raw materials. For the three months ended November 30, 2022, the Company had one key vendor which accounted for 12% of the purchases of raw materials. For the six months ended November 30, 2023, the Company had five vendors which accounted for 76% of the purchases of raw materials. For the six months ended November 30, 2022, the Company had one key vendor which accounted for 8% of the purchases of raw materials.

As of November 30, 2023 and May 31, 2023, the Company had three and one key vendors which accounted for 55% and 23%, respectively, of accounts payable.

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

Occasionally, certain long-standing customers who routinely place large orders will have unusually large receivable balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

As of November 30, 2023 and May 31, 2023, the Company has established a reserve of approximately $22,000 and $29,000, respectively, for doubtful accounts.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of November 30, 2023 and May 31, 2023, the prepaids were approximately $223,000 and $300,000, respectively, composed of prepayments to insurance and various other suppliers.

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

Net inventories are approximately the following:

	November 30, 2023	May 31, 2023
Raw materials	$1,377,000	$1,677,000
Work in progress	781,000	869,000
Finished products	181,000	182,000
Total gross inventory	2,339,000	2,728,000
Inventory reserves	(498,000)	(672,000)
Net inventory	$1,841,000	$2,056,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of November 30, 2023, and May 31, 2023, inventory reserves were approximately $498,000 and $672,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $15,000 and $16,000 for the three months ended November 30, 2023 and 2022, respectively, and approximately $30,000 and $36,000 for the six months ended November 30, 2023 and 2022, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on ASC, ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization expense was approximately $4,000 and $3,000 for the three months ended November 30, 2023 and 2022, respectively, and approximately $9,000 and $12,000 for the six months ended November 30, 2023 and 2022, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. During the six months ended November 30, 2023, there was no impairment. During the six months ended November 30, 2022, an impairment adjustment was made of $6,000.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of November 30, 2023 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holdings during the period ended November 30, 2023.

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

The Company expensed approximately $292,000 and $622,000 of share-based compensation during the six months ended November 30, 2023 and 2022, respectively.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the six months ended November 30, 2023:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2023	2,342,616	$3.52
Granted	86,000	1.09
Exercised	-	-
Cancelled or expired	(148,500)	4.90
Options Outstanding at November 30, 2023	2,280,116	$3.33

REVENUE RECOGNITION

The Company has various contracts with customers. All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred, and at which point title passes.

The Company does not typically allow for returns from customers except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein customers receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts during the six months ended November 30, 2023 and 2022 and does not believe that any additional discounts will be given through the end of the contract periods.

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

As of November 30, 2023, the Company had approximately $60,000 of advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Clinical lab	$992,000	$902,000	$2,283,000	$2,048,000
Over-the-counter	443,000	466,000	745,000	679,000
Contract manufacturing	131,000	52,000	248,000	147,000
Physician’s office	1,000	62,000	5,000	245,000
Total	$1,567,000	$1,482,000	$3,281,000	$3,119,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $412,000 and $462,000 of research and development costs during the three months ended November 30, 2023 and 2022, respectively, and approximately $883,000 and $823,000 of research and development costs during the six months ended November 30, 2023 and 2022, respectively.

INCOME TAXES

For the three months ended November 30, 2023, the Company had an income tax expense of approximately $8,000. For the six months ended November 30, 2023, the Company had an income tax expense of approximately $31,000. These expenses consisted of state minimum taxes and miscellaneous foreign taxes. During the three and six months ended November 30, 2023, the Company had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of November 30, 2023.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended November 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

The Company reports the cost of advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $26,000 and $18,000 for the three months ended November 30, 2023 and 2022, respectively, and approximately $56,000 and $36,000 during the six months ended November 30, 2023 and 2022, respectively

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations for the three and six months ended November 30, 2023 and 2022.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation on November 30, 2023 and 2022 was 2,280,116 and 2,338,616, respectively.

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

NOTE 3: SHAREHOLDERS’ EQUITY

During the six months ended November 30, 2022, the Company sold 564,989 shares of its common stock at prices ranging from $3.15 to 4.26 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $1,988,000 and net proceeds to the Company of approximately $1,937,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering. In March 2023, we terminated the ATM offering agreement and sold 3,333,333 shares of our common stock in a firm commitment public offering under the Company’s shelf registration statement. Shares sold in the underwritten public offering were sold at a gross sales price of $2.40 per share, resulting in net proceeds from the offering, after deducting issuance fees and expenses, of approximately $7,300,000. On November 30, 2023, the Company did not have an open ATM offering in place. No shares of common stock or other equity securities of the Company were sold under the shelf registration statement during the six months ended November 30, 2023.

NOTE 4: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Revenues from sales to unaffiliated customers:
Asia	$606,000	$663,000	$1,632,000	$1,477,000
Europe	428,000	415,000	754,000	967,000
North America	320,000	401,000	676,000	669,000
Middle East	212,000	-	213,000	-
South America	1,000	3,000	6,000	6,000
Total	$1,567,000	$1,482,000	$3,281,000	$3,119,000

As of November 30, 2023 and May 31, 2023, approximately $555,000 and $626,000 of the Company’s gross inventory was located in Mexicali, Mexico, respectively.

As of November 30, 2023 and May 31, 2023, approximately $16,000 and $17,000 of the Company’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

The Company leases its facilities. On November 30, 2023, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, which it has been leasing since 2009. The lease for its headquarters expired on August 31, 2016. The Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years. When the Company extended its lease in April 2021, it was also granted an additional five-year lease extension option. The Company made a security deposit of approximately $22,000.

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

The following table presents information on our operating leases for the three month and six month ended November 30, 2023 and 2022:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Operating lease cost	$88,000	$88,000	$176,000	176,000
Variable lease cost	2,000	-	5,000	1,000
Short-term lease cost	$1,000	$1,000	$2,000	2,000
Total lease cost	$91,000	$89,000	$183,000	$179,000

The approximate maturity of lease liabilities as of November 30, 2023 are as follows:

Year Ending November 30:
Operating Leases
2024	$361,000
2025	371,000
2026	290,000
2027	-
Total minimum future lease payments	1,022,000
Less: imputed interest	85,000
Total operating lease liabilities	$937,000

The following table summarizes the Company’s other supplemental lease information for the six months ended November 30, 2023 and 2022:

	Six Months Ended November 30,
	2023	2022

Cash paid for operating lease liabilities	$177,000	$174,000
Weighted-average remaining lease term (years)	2.77	3.77
Weighted-average discount rate	6.50%	6.50%

The Company also has various insignificant leases for office equipment.

NOTE 6: COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims, and litigation arising in the ordinary course of business.

There were no material legal proceedings pending as of November 30, 2023.

NOTE 7: SUBSEQUENT EVENTS

On December 18, 2023, the Company received FDA clearance for its new HP Detect Stool Antigen ELISA test, a new product that is designed to detect the presence of the H. Pylori bacteria. The Company is now marketing this product in the U.S. and intends to initiate marketing of the product in certain international markets in the near future.

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

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These inFoods based products are directed at chronic inflammatory illnesses that are widespread and common, and as such address very large markets. Our inFoods IBS product uses a simple blood sample to identify patient-specific foods that, when removed from the patient’s diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, and constipation. Instead of broad and difficult to manage dietary restrictions, the inFoods IBS product works by identifying a patient’s above normal immunoreactivity to a panel of specific foods that have been shown to often be problematic to IBS suffers. A food identified as positive, and causing an abnormally high immune response in the patient is simply removed from the diet to help alleviate IBS symptoms.

During fiscal 2022, we completed an endpoint determination clinical trial on our inFoods IBS product. This trial was conducted at Mayo Clinics in Florida and Arizona, Beth Israel Deaconess Medical Center Inc., a Harvard Medical School Teaching Hospital, University of Texas Health Science Center at Houston, Houston Methodist, the University of Michigan, and other institutions. This double blinded, placebo-controlled trial monitored IBS patients over an 8-week treatment period to determine the efficacy of our inFoods IBS product to improve the patients’ IBS symptoms or endpoints. The trial was designed to determine the difference in the improvement in IBS symptoms for patients in the treatment arm, versus patients in the placebo arm of the trial. The top-line trial results were reported in February 2022. Multiple endpoints demonstrated statistically significant improvements for participants in the treatment arm, indicating that the elimination of specific foods may meaningfully reduce the symptoms of IBS in each patient subtype (including patients with IBS-Constipation, IBS-Diarrhea & IBS-Mixed). The greatest clinical improvements, including but not limited to abdominal pain and bloating, were seen in patients diagnosed with IBS-Mixed and IBS Constipation, in the top line data. The purpose of the endpoint study was designed to provide efficacy data for the product, and to determine the primary symptom endpoint, or endpoints to be used in a possible final pivotal trial that would be conducted to attain the validation data needed to apply for U.S. Food and Drug Administration (“FDA”) product clearance. We are continuing to review and refine the complete dataset and have selected the final endpoint that we would intend to use in a possible final pivotal trial. No date has yet been set for commencing this final trial.

In fiscal 2023, we worked to set up the inFoods IBS test to be performed in a CLIA certified, and College of American Pathologists (“CAP”) accredited high-complexity laboratory facility and offered as a laboratory developed test (“LDT”). During the quarter ended February 28, 2023, the CLIA lab completed all validation testing necessary for the inFoods IBS product to be offered as an LDT, and patient samples are now being run at the lab. In late fiscal 2023, we trial launched this product with one large GI physician group that is now offering this product to their patients. During fiscal 2024, we are working to optimize the process for GI physicians to order the inFoods IBS test, send patient blood samples to the CLIA lab, and receive the test results for their patients. We believe ease of order and workflow for physicians, with easy to understand and actionable results for patients, is critical to our success. We have also recently hired an internal sales force to sign up additional GI physician groups who are interested in offering this product to their patients. As such, we are expecting growth in revenues from the launch of our inFoods IBS product in coming quarters.

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

We are also evaluating and pursuing partnership/licensing opportunities with U.S. and multinational companies that could help us commercialize, or accelerate revenue growth of, the inFoods products in the United States and overseas.

Our existing medical diagnostic products are sold worldwide primarily in two markets: 1) clinical laboratories and 2) point-of-care (physicians’ offices and OTC at Walmart, Walgreens, CVS Pharmacy, Amazon, etc.). The diagnostic test kits are used to analyze blood, urine, nasal, or fecal specimens from patients in the diagnosis of various diseases, food intolerances and other medical complications, by measuring or detecting the existence and/or level of specific bacteria, hormones, antibodies, antigens, or other substances, which may exist in a patient’s body, stools, or blood, often in extremely small concentrations.

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. We began selling these COVID-19 related diagnostic tests during fiscal 2021, and we experienced significant revenues from such sales during fiscal 2021 and 2022 with lesser sales in fiscal 2023. Due to falling demand, there were no sales of our COVID-19 related products in the   three months ended November 30, 2023. As such, our COVID-19 product sales have caused significant swings in our revenues over the past nine quarters.

Our H. Pylori diagnostic test that indicates if a patient is infected with the H. Pylori bacteria. H. Pylori infection is extremely common, and if left untreated, can lead to ulcers and possibly stomach cancers. On December 18, 2023, the Company received FDA clearance for the H. Pylori product to be sold in the US. Subsequently, we have now begun marketing the product in the U.S. market. We have also begun discussions with international distributors for this product and expect to see revenues both in the U.S. market and through these international channels during 2024.

The majority of our research and development efforts are focused on development and commercialization of products such as our H. Pylori product, improving and expanding the inFoods IBS product, developing other new products that utilize the inFoods platform, and developing new diagnostic products with outside medical diagnostic companies that we intend to manufacture for them.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2023

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Increase (Decrease)
	2023	2022	$	%
Clinical lab	$992,000	$902,000	$90,000	10%
Over-the-counter	443,000	466,000	(23,000)	-5%
Contract manufacturing	131,000	52,000	79,000	152%
Physician’s office	1,000	62,000	(61,000)	-98%
Total	$1,567,000	$1,482,000	$85,000	6%

Consolidated net sales were approximately $1,567,000 for the three months ended November 30, 2023, as compared to $1,482,000 for the three months ended November 30, 2022, an increase of approximately $85,000, or 6%. This increase for the three months ended November 30, 2023, was driven primarily by larger sales in the food intolerance products and increased contract manufacturing billings. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales were approximately $1,242,000, or 79% of net sales, for the three months ended November 30, 2023, as compared to $1,130,000, or 76% of net sales, for the three months ended November 30, 2022, an increase of approximately $112,000, or 10%. The increase for the three months ended November 30, 2023, was driven primarily by correlated increased sales for the quarter.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended November 30,
	2023		2022		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,521,000	97%	$1,556,000	105%	$(35,000)	-2%
Research and Development	$412,000	26%	$462,000	31%	$(50,000)	-11%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,521,000 for the three months ended November 30, 2023, as compared to $1,556,000 for the three months ended November 30, 2022, a decrease of approximately $35,000, or 2%. For the three months ended November 30, 2023, the decrease was primarily due to an approximate $209,000 reduction in bad debt expense related to a customer in Vietnam, a $158,000 decrease in share-based compensation expenses, and a $128,000 decrease in legal expenses. These decreases were partially offset by a $160,000 increase in marketing expenses for the recent CVS retail launch, a $124,000 increase in salaries and wages for the sales and marketing team, and a $92,000 increase in expenses for marketing outside services.

Research and Development

Consolidated research and development expenses were approximately $412,000 for the three months ended November 30, 2023, as compared to $462,000 for the three months ended November 30, 2022, a decrease of approximately $50,000, or 11%. The decrease in the three months ended November 30, 2023, was primarily due to an approximate decrease of $59,000 in inFoods research expenses.

Interest and Dividend Income

Interest and dividend income were approximately $109,000 for the three months ended November 30, 2023, as compared to $41,000 for the three months ended November 30, 2022, an increase of $68,000, or 166%. The increase was primarily driven by higher market interest rates on our cash and cash equivalents.

Six months ended November 30, 2023

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Six Months Ended November 30,		Increase (Decrease)
	2023	2022	$	%
Clinical lab	$2,283,000	$2,048,000	$235,000	11%
Over-the-counter	745,000	679,000	66,000	10%
Contract manufacturing	248,000	147,000	101,000	69%
Physician’s office	5,000	245,000	(240,000)	-98%
Total	$3,281,000	$3,119,000	$162,000	5%

Consolidated net sales were approximately $3,281,000 for the six months ended November 30, 2023, as compared to $3,119,000 for the six months ended November 30, 2022, an increase of approximately $162,000, or 5%. This increase for the six months ended November 30, 2023, was primarily driven by an increase in demand for our food intolerance products and contract manufacturing billings, which was partially offset by a reduction in Physician’s office sales associated with COVID products. Periodic and infrequent orders may cause volatility in quarterly sales.

Consolidated cost of sales were approximately $2,541,000, or 77% of net sales, for the six months ended November 30, 2023, as compared to $2,822,000, or 90% of net sales, for the six months ended November 30, 2022, a decrease of approximately $281,000, or 10%. The decrease for the six months ended November 30, 2023, was primarily driven by a $90,000 increase in salary and wages for the production team, that was more than offset by a $332,000 decrease in costs associated with reduced sales of our COVID-19 products.

Operating Expenses

The following is a summary of operating expenses:

	Six Months Ended November 30,
	2023		2022		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$2,696,000	82%	$3,210,000	103%	$(514,000)	-16%
Research and Development	$883,000	27%	$823,000	26%	$60,000	7%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $2,696,000 for the six months ended November 30, 2023, as compared to $3,210,000 for the six months ended November 30, 2022, a decrease of approximately $514,000, or 16%. For the six months ended November 30, 2023, the decrease was primarily due to an approximate $429,000 reduction in bad debt expense related to a customer in Vietnam, a $327,000 decrease in share-based compensation expenses, and a $297,000 decrease in legal expenses. These decreases were partially offset by a $160,000 increase in marketing expenses for the recent CVS retail launch, a $174,000 increase in salaries and wages for the sales and marketing team, and a $61,000 increase in expenses for marketing outside services.

Research and Development

Consolidated research and development expenses were approximately $883,000 for the six months ended November 30, 2023, as compared to $823,000 for the six months ended November 30, 2022, an increase of approximately $60,000, or 7%. The increase for the six months ended November 30, 2023, was primarily due to an increase in salaries and wages of $104,000, partially offset by a decrease in share-based compensation expenses of $21,000 and lab supplies expenses of $15,000.

Interest and Dividend Income

Interest and dividend income were approximately $231,000 for the six months ended November 30, 2023, as compared to $41,000 for the six months ended November 30, 2022, an increase of $190,000, or 463%. The increase was primarily driven by higher market interest rates on our cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	November 30, 2023	May 31, 2023
Cash and cash equivalents	$7,134,000	$9,719,000
Working capital including cash and cash equivalents	$8,443,000	$10,852,000

As of November 30, 2023 and May 31, 2023, the Company had cash and cash equivalents of approximately $7,134,000 and $9,719,000, respectively. As of November 30, 2023 and May 31, 2023, the Company had working capital of approximately $8,443,000 and $10,852,000, respectively. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including ongoing future operations, beyond next year, we are working on increasing sales, reducing expenses and may seek to raise additional financing through debt and equity financing.

Operating Activities

During the six months ended November 30, 2023, cash used in operating activities was approximately $2,516,000. The primary factors that contributed to this was a loss of approximately $2,639,000, non-cash expenses of $294,000, primarily associated with depreciation and amortization, provision for allowance on accounts receivable, inventory reserves, share-based compensation, and amortization of right-of-use assets. This was partially offset by changes in asset and liability accounts of approximately $171,000.

During the six months ended November 30, 2022, cash used in operating activities was approximately $2,786,000. The primary factors that contributed to this was a loss of approximately $3,698,000, non-cash expenses of $1,101,000, primarily associated with share-based compensation and provision for allowance on accounts receivable. This was partially offset by changes in asset and liability accounts of approximately $189,000.

Investing Activities

During the six months ended November 30, 2023, cash used in investing activities was approximately $27,000 for purchases of property and equipment, and $48,000 in expenditures related to patents.

During the six months ended November 30, 2022, cash used in investing activities was approximately $58,000 for purchases of property and equipment.

Financing Activities

During the six months ended November 30, 2023, cash provided by financing activities was $0, with no net proceeds from the sale of common stock or from stock option exercises.

During the six months ended November 30, 2022, cash provided by financing activities was approximately $2,015,000 which was a result of net proceeds from the sale of common stock of $1,937,000, and stock option exercises of $79,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of November 30, 2023.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

There were no material legal proceedings pending as of November 30, 2023.

ITEM 1A. RISK FACTORS

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

During the three and six months ended November 30, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K.

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

Date: January 16, 2024
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: January 16, 2024
	By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

