Form 10-Q
period 2024-02-29
BIOMERICA INC
filed 2024-04-12
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2024 or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 12, 2024 was 16,821,646.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (unaudited) – February 29, 2024 and May 31, 2023	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 29, 2024 and February 28, 2023	2

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) – Three and Nine Months Ended February 29, 2024 and February 28, 2023	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended February 29, 2024 and February 28, 2023	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II	Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	Signatures	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 29, 2024	May 31, 2023
Assets

Current Assets:
Cash and cash equivalents	$5,319,000	$9,719,000
Accounts receivable, net	1,130,000	722,000
Inventories, net	2,129,000	2,056,000
Prepaid expenses and other	268,000	300,000
Total current assets	8,846,000	12,797,000
Property and equipment, net of accumulated depreciation and amortization	194,000	213,000
Right-of-use assets, net of accumulated amortization of $835,000 and $617,000 as of February 29, 2024 and May 31, 2023, respectively	817,000	1,035,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $44,000 and $30,000 as of February 29, 2024 and May 31, 2023, respectively	216,000	165,000
Other assets	104,000	79,000
Total Assets	$10,342,000	$14,454,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$885,000	$892,000
Accrued compensation	702,000	696,000
Advance from customers	85,000	60,000
Lease liabilities, current portion	319,000	297,000
Total current liabilities	1,991,000	1,945,000
Lease liabilities, net of current portion	543,000	785,000
Total Liabilities	2,534,000	2,730,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of February 29, 2024 and May 31, 2023	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of February 29, 2024 and May 31, 2023	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 16,821,646 issued and outstanding at February 29, 2024 and May 31, 2023, respectively	1,346,000	1,346,000
Additional paid-in capital	53,338,000	52,705,000
Accumulated other comprehensive loss	(102,000)	(110,000)
Accumulated deficit	(46,774,000)	(42,217,000)
Total Shareholders’ Equity	7,808,000	11,724,000
Total Liabilities and Shareholders’ Equity	$10,342,000	$14,454,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales	$1,017,000	$1,111,000	$4,299,000	$4,231,000
Cost of sales	(1,166,000)	(991,000)	(3,708,000)	(3,814,000)
Gross (loss) profit	(149,000)	120,000	591,000	417,000

Operating expenses:
Selling, general and administrative	1,508,000	1,379,000	4,204,000	4,589,000
Research and development	343,000	392,000	1,226,000	1,215,000
Total operating expenses	1,851,000	1,771,000	5,430,000	5,804,000

Loss from operations	(2,000,000)	(1,651,000)	(4,839,000)	(5,387,000)

Other income:
Interest and dividend income	86,000	36,000	317,000	77,000
Total other income	86,000	36,000	317,000	77,000

Loss before income taxes	(1,914,000)	(1,615,000)	(4,522,000)	(5,310,000)

Provision (benefit) for income taxes	(4,000)	(35,000)	(35,000)	(38,000)

Net loss	$(1,918,000)	$(1,650,000)	$(4,557,000)	$(5,348,000)

Basic net loss per common share	$(0.11)	$(0.12)	$(0.27)	$(0.40)

Diluted net loss per common share	$(0.11)	$(0.12)	$(0.27)	$(0.40)

Weighted average number of common and common equivalent shares:
Basic	16,821,646	13,481,490	16,821,646	13,341,000

Diluted	16,821,646	13,481,490	16,821,646	13,341,000

Net loss	$(1,918,000)	$(1,650,000)	$(4,557,000)	$(5,348,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	2,000	(15,000)	8,000	(37,000)

Comprehensive loss	$(1,916,000)	$(1,665,000)	$(4,549,000)	$(5,385,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended February 29, 2024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2023	16,821,646	$1,346,000	$52,705,000	$(110,000)	$(42,217,000)	$11,724,000
Foreign currency translation	-	-	-	6,000	-	6,000
Share-based compensation	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	(1,132,000)	(1,132,000)
Balances at August 31, 2023	16,821,646	1,346,000	52,875,000	(104,000)	(43,349,000)	10,768,000
Foreign currency translation	-	-	-	-	-	-
Share-based compensation	-	-	122,000	-	-	122,000
Net loss	-	-	-	-	(1,507,000)	(1,507,000)
Balances at November 30, 2023	16,821,646	1,346,000	52,997,000	(104,000)	(44,856,000)	9,383,000
Foreign currency translation	-	-	-	2,000	-	2,000
Share-based compensation	-	-	341,000	-	-	341,000
Net loss	-	-	-	-	(1,918,000)	(1,918,000)
Balances at February 29, 2024	16,821,646	$1,346,000	$53,338,000	$(102,000)	$(46,774,000)	$7,808,000

For the Nine Months Ended February 28, 2023

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2022	12,867,924	$1,029,000	$42,447,000	$(74,000)	$(35,077,000)	$8,325,000
Exercise of stock options	15,000	1,000	13,000	-	-	14,000
Net proceeds from ATM	523,977	42,000	1,722,000	-	-	1,764,000
Foreign currency translation	-	-	-	(13,000)	-	(13,000)
Share-based compensation	-	-	304,000	-	-	304,000
Net loss	-	-	-	-	(2,072,000)	(2,072,000)
Balances at August 31, 2022	13,406,901	1,072,000	44,486,000	(87,000)	(37,149,000)	8,322,000
Exercise of stock options	31,500	3,000	63,000	-	-	66,000
Net proceeds from ATM	41,012	3,000	170,000	-	-	173,000
Foreign currency translation	-	-	-	(9,000)	-	(9,000)
Share-based compensation	-	-	318,000	-	-	318,000
Net loss	-	-	-	-	(1,626,000)	(1,626,000)
Balances at November 30, 2022	13,479,413	1,078,000	45,037,000	(96,000)	(38,775,000)	7,244,000
Net proceeds from ATM	8,900	1,000	24,000	-		25,000
Foreign currency translation	-	-	-	(15,000)	-	(15,000)
Share-based compensation	-	-	384,000	-	-	384,000
Net loss	-	-	-	-	(1,650,000)	(1,650,000)
Balances at February 28, 2023	13,488,313	$1,079,000	$45,445,000	$(111,000)	$(40,425,000)	$5,988,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net loss	$(4,557,000)	$(5,348,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,000	66,000
Recovery for allowance on accounts receivable	(6,000)	(136,000)
Inventory reserve	(181,000)	(38,000)
Share-based compensation	633,000	1,006,000
Amortization of right-of-use asset	218,000	202,000
Changes in assets and liabilities:
Accounts receivable	(402,000)	155,000
Inventories	109,000	390,000
Prepaid expenses and other	33,000	2,000
Other assets	(26,000)	17,000
Accounts payable and accrued expenses	(8,000)	(585,000)
Accrued compensation	6,000	(126,000)
Advance from customers	25,000	87,000
Reduction in lease liabilities	(220,000)	(203,000)
Net cash used in operating activities	(4,317,000)	(4,511,000)

Cash flows from investing activities:
Purchases of property and equipment	(27,000)	(64,000)
Expenditures related to intangibles	(64,000)	-
Net cash used in investing activities	(91,000)	(64,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	-	2,014,000
Costs from sale of common stock	-	(53,000)
Proceeds from exercise of stock options	-	79,000
Net cash provided by financing activities	-	2,040,000

Effect of exchange rate changes in cash	8,000	(37,000)
Net decrease in cash and cash equivalents	(4,400,000)	(2,572,000)

Cash and cash equivalents at beginning of year	9,719,000	5,917,000

Cash and cash equivalents at end of period	$5,319,000	$3,345,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$34,000	$38,000

Non-cash investing and financing activities:
Write off of intangible assets, cost	$-	$2,000
Write off of intangible assets, accumulated amortization	$-	$2,000

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

We have successfully launched our product across numerous gastroenterology (“GI”) physician groups in various states and regions. This includes collaboration with one of the largest GI groups in the US, now offering inFoods to their patients. The feedback from the GI specialty has been positive, and we are actively expanding our network by onboarding additional physician practices. These GI practices are beginning to prescribe inFoods IBS to their patients. At the same time, we recognize the potential to extend our product’s application to other physician segments. We are convinced that forming partnerships in these other segments is the most effective strategy for market penetration. Currently, we are engaging in discussions with several potential partners. This strategy enables our newly formed sales team to focus on building strong relationships within the GI segment, capitalizing on the distinct advantages of the inFoods IBS product. Consequently, we anticipate sustained revenue growth from the inFoods IBS product rollout in the upcoming quarters.

In addition to our focus on the inFoods products, during the quarter, we also recently received FDA clearance for a new diagnostic test called hp+detect™, which is used for the detection of the H. pylori bacteria in a patient’s GI tract. The H. pylori bacteria is estimated to infect 35% of the U.S. population and 45% of the population in Europe’s five largest countries. H. pylori infection is the strongest known risk factor for gastric cancer and gastric cancer is the third most common cause of cancer-related death worldwide. Physicians and medical centers will now be able use hp+detect™ to diagnose H. pylori infection and monitor the safety and efficacy of treatment. This diagnostic test is sold directly to labs where patient samples are tested and diagnosis occurs. During the quarter, we hired a small sales team to market this product. We also began making this test available to the end customer labs.

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

In March 2020, we began developing COVID-19 diagnostic tests to indicate if a person has been infected by COVID-19 or is currently infected. We began selling these COVID-19 diagnostic tests during fiscal 2021, and we experienced significant revenues from such sales during fiscal 2021 and 2022 with lesser sales in fiscal 2023. Due to falling demand, there were no sales of our COVID-19 related products in the twelve months ended February 29, 2024. As such, our COVID-19 product sales caused significant swings in our revenues over the past over the last four years

Our products that accounted for all of our revenues during the nine months ended February 29, 2024, are primarily focused on gastrointestinal diseases, colorectal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2023. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2024. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2023. Management has evaluated all subsequent events and transactions through the date of filing this report.

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

MARKETS AND METHODS OF DISTRIBUTION

The Company employs a diverse range of distribution methods to deliver our products to our customers. We currently serve approximately 80 customers in our diagnostic business. Among these, roughly 40 are foreign distributors, 10 are domestic distributors, and the remainder primarily consists of domestic hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers, physicians’ offices, and e-commerce customers.

The Company derives the majority of its revenues from the sale of domestically manufactured products in the U.S. and Mexico, with some raw materials sourced from Asia and other global regions. Primarily, the Company’s revenue stream is bolstered by international sales of its products. However, the Company’s operations have been adversely affected by various global and economic disruptions stemming from the COVID-19 pandemic, ongoing conflicts such as the war in Ukraine and Israel, and geopolitical tensions between China and the United States.

These challenges have resulted in disruptions across multiple facets of the Company’s operations, including supply chain disruptions, cost inflation, potential loss of contracts and customers, travel restrictions, shipping and logistical challenges, diverse government responses, and inherent international business risks in the Company’s operational regions. Additionally, there is a risk of human capital depletion among the Company, its partners, and customers, as well as potential interruptions to production and customer credit risks. Furthermore, the Company remains vulnerable to general economic downturns.

In light of these prevailing global challenges, the Company remains steadfast in its strategic direction. Our focus continues to be driving inFoods IBS product growth within the U.S. and launching our new H. pylori test which recently received FDA clearance to further strengthen our domestic portfolio. Both products are domestically manufactured and marketed, enhancing the Company’s resilience amidst global uncertainties. Looking ahead, we remain committed to expanding both products in certain international markets in the future.

LIQUIDITY

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $46,774,000 as of February 29, 2024. Management expects to continue to incur significant costs as it advances its clinical trials, product development, and commercial product launch activities. As of February 29, 2024, the Company had cash and cash equivalents of approximately $5,319,000 and working capital of approximately $6,855,000.

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

Management has analyzed the cash requirements of the Company’s business through at least May 2025. As a result of cash and cash equivalents on hand on February 29, 2024, largely from the public offering, and the ability to raise additional funds if needed through the sale of shares of the Company’s common stock, management believes the Company has sufficient funds to operate through at least May 2025.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, the Company has uninsured balances. The Company does not believe it is exposed to any significant credit risks.

Net consolidated sales were approximately $1,017,000 and $1,111,000 for the three months ended February 29, 2024 and February 28, 2023, respectively, and approximately $4,299,000 and $4,231,000 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

For the three months ended February 29, 2024, the Company had three key customers who are located in the United States and Aisa which accounted for 44% of net consolidated sales. For the three months ended February 28, 2023, the Company had one key customer who is located in Asia which accounted for 22% of net consolidated sales. For the nine months ended February 29, 2024, the Company had one key customer who is located in Asia which accounted for 40% of net consolidated sales. For the nine months ended February 28, 2023, the Company had one key customer who is located in Asia which accounted for 38% of net consolidated sales.

Total gross receivables on February 29, 2024 and May 31, 2023 were approximately $1,153,000 and $751,000, respectively. As of February 2024, the Company had three key customers, who are located in the United States and Asia which accounted for a total of 44% of gross accounts receivable. As of May 31, 2023, the Company had one key customer, who is located in Asia which accounted for a total of 36% of gross accounts receivable.

For the three months ended February 29, 2024, the Company had one key vendor which accounted for 50% of the purchases of raw materials. For the three months ended February 28, 2023, the Company had two key vendors which accounted for 31% of the purchase of raw materials. For the nine months ended February 29, 2024, the Company had one vendors which accounted for 18% of the purchases of raw materials. For the nine months ended February 28, 2023, there was no individual vendor that comprised more than 10% of the Company’s purchases.

As of February 29, 2024, the Company had two key vendors which accounted for 52% of gross accounts payable. As of May 31, 2023, the Company had one key vendor which accounted for 23% of gross accounts payable.

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

As of February 29, 2024 and May 31, 2023, the Company has established a reserve of approximately $23,000 and $29,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of February 29, 2024 and May 31, 2023, the prepaids were approximately $268,000 and $300,000, respectively, composed of prepayments to insurance and various other suppliers.

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

Net inventories are comprised of approximately the following:

	February 29, 2024	May 31, 2023
Raw materials	$1,490,000	$1,677,000
Work in progress	892,000	869,000
Finished products	238,000	182,000
Total gross inventory	2,620,000	2,728,000
Inventory reserves	(491,000)	(672,000)
Net inventory	$2,129,000	$2,056,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of February 29, 2024, and May 31, 2023, inventory reserves were approximately $491,000 and $672,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $16,000 and $15,000 for the three months ended February 29, 2024 and February 28, 2023, respectively, and approximately $46,000 and $51,000 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on ASC 350 Intangibles – Goodwill and Other (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization expense was approximately $4,000 for the three months ended February 29, 2024, and $3,000 for the corresponding period ended February 28, 2023. For the nine months ended February 29, 2024, and February 28, 2023, the expenses were approximately $13,000 and $15,000, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. During the nine months ended February 29, 2024, management did not identify any indicators of impairment. During the nine months ended February 28, 2023, an impairment adjustment was made of $6,000.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of February 29, 2024 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holdings during the period ended February 29, 2024.

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

The Company expensed approximately $633,000 in share-based compensation during the nine months ended February 29, 2024, and $1,006,000 for the same period ended February 28, 2023.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the nine months ended February 29, 2024:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2023	2,342,616	$3.52
Granted	1,328,500	1.13
Cancelled or expired	(164,500)	4.97
Options Outstanding at February 29, 2024	3,506,616	$2.54

REVENUE RECOGNITION

The Company has various contracts with customers. All of the contracts specify that revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred, and at which point title passes.

The Company does not typically allow for returns from customers except in the event of defective merchandise and therefore does not establish an allowance for returns. In addition, the Company has contracts with customers wherein customers receive purchase discounts for achieving specified sales volumes. The Company evaluated the status of these contracts during the nine months ended February 29, 2024 and 2023, and does not believe that any additional discounts will be given through the end of the contract periods.

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

As of February 29, 2024, the Company had approximately $85,000 of advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Clinical lab	$404,000	$532,000	$2,683,000	$2,580,000
Over-the-counter	329,000	292,000	1,078,000	971,000
Contract manufacturing	281,000	284,000	530,000	431,000
Physician’s office	3,000	3,000	8,000	249,000
Total	$1,017,000	$1,111,000	$4,299,000	$4,231,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $343,000 and $392,000 of research and development costs during the three months ended February 29, 2024 and February 28, 2023, respectively. Similarly, it expensed approximately $1,226,000 and $1,215,000 of research and development costs during the nine months ended February 29, 2024 and February 28, 2023, respectively.

INCOME TAXES

For the three months ended February 29, 2024, the Company had an income tax expense of approximately $4,000. For the nine months ended February 29, 2024, the Company had an income tax expense of approximately $35,000. These expenses consisted of state minimum taxes and miscellaneous foreign taxes. During the three and nine months ended February 29, 2024, the Company had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of February 29, 2024.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the nine months ended February 29, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

The Company reports the cost of advertising as expense in the period in which those costs are incurred. For the three months ended February 29, 2024, and February 28, 2023, advertising costs were approximately $25,000 and $51,000, respectively. During the nine months ended February 29, 2024, and February 28, 2023, the costs were approximately $80,000 and $87,000, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended February 29, 2024 and February 28, 2023.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation was 3,506,616 for February 29, 2024, and 2,336,116 for February 28, 2023, respectively.

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

NOTE 3: SHAREHOLDERS’ EQUITY

During the six months ended November 30, 2022, the Company sold 564,989 shares of its common stock at prices ranging from $3.15 to 4.26 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $1,988,000 and net proceeds to the Company of approximately $1,937,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering. In March 2023, we terminated the ATM offering agreement and sold 3,333,333 shares of our common stock in a firm commitment public offering under the Company’s shelf registration statement. Shares sold in the underwritten public offering were sold at a gross sales price of $2.40 per share, resulting in net proceeds from the offering, after deducting issuance fees and expenses, of approximately $7,300,000. On February 29, 2024, the Company did not have an open ATM offering in place. No shares of common stock or other equity securities of the Company were sold under the shelf registration statement during the nine months ended February 29, 2024.

NOTE 4: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues from sales to unaffiliated customers:
Asia	$210,000	$345,000	$1,843,000	$1,822,000
Europe	331,000	301,000	1,085,000	1,268,000
North America	393,000	461,000	1,069,000	1,130,000
Middle East	78,000	-	291,000	-
South America	5,000	4,000	11,000	11,000
Total	$1,017,000	$1,111,000	$4,299,000	$4,231,000

As of February 29, 2024, and May 31, 2023, approximately $575,000 and $626,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively.

As of February 29, 2024, and May 31, 2023, approximately $15,000 and $17,000 of the Company’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

The Company operates through leased facilities. As of February 29, 2024, our corporate headquarters, situated at 17571 Von Karman Avenue in Irvine, California, encompasses approximately 22,000 square feet of floor space, under lease since 2009. The initial lease term for our headquarters expired on August 31, 2016, with the Company exercising its option to extend for an additional sixty-month period through the First Amendment to Lease on November 30, 2015. Subsequently, on April 9, 2021, the Company opted for a second extension, securing an additional five-year term, and was further granted a similar option for future extension. A security deposit of approximately $22,000 was made in conjunction with the lease extension.

In November 2016, our Mexican subsidiary, Biomerica de Mexico, entered a 10-year lease for approximately 8,100 square feet of manufacturing space, with a single 10-year renewal option at lease end. Additionally, Biomerica de Mexico leases a smaller unit on a month-to-month basis for specific manufacturing processes. In addition, our German subsidiary, BioEurope GmbH, maintains a small office in Lindau, Germany, under a month-to-month lease agreement, serving as its headquarters.

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

The following table presents information on our operating leases for the three months and nine months ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating lease cost	$88,000	$88,000	$265,000	265,000
Variable lease cost	3,000	-	8,000	-
Short-term lease cost	8,000	1,500	10,000	3,000
Total lease cost	$99,000	$89,500	$283,000	$268,000

The approximate maturity of lease liabilities as of February 29, 2024 are as follows:

Year Ending February 29:
Operating Leases
2024	$365,000
2025	373,000
2026	195,000
Total minimum future lease payments	933,000
Less: imputed interest	71,000
Total operating lease liabilities	$862,000

The following table summarizes the Company’s other supplemental lease information for the nine months ended February 29, 2024 and February 28, 2023:

	Nine Months Ended
	February 29, 2024	February 28, 2023

Cash paid for operating lease liabilities	$267,000	$174,000
Weighted-average remaining lease term (years)	2.77	3.77
Weighted-average discount rate	6.50%	6.50%

The Company also has various insignificant leases for office equipment.

NOTE 6: COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims, and litigation arising in the ordinary course of business.

There were no material legal proceedings pending as of February 29, 2024.

NOTE 7: SUBSEQUENT EVENTS

None.

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

During fiscal 2024, we have successfully launched the inFoods IBS test with numerous GI physician groups across multiple states and regions. While our initial efforts have yielded success within the GI specialty, we are keenly aware of the opportunity to expand across the application of our product to other physician segments. We are convinced that forming partnerships in these other segments is the most effective strategy for market penetration. Currently, we are engaging in discussions with several potential partners. This strategy enables our newly formed sales team to focus on building strong relationships within the GI segment, capitalizing on the distinct advantages of the inFoods IBS product. In tandem with our expansion efforts, we are drawing from key learnings from the initial launch to enhance the ordering experience. We are now driving improvements to optimize the process for physicians to order the inFoods IBS test, send patient blood samples to the CLIA lab, and receive the test results for their patients. These improvements are directly informed by our experience and feedback from the field, ensuring a smoother and more efficient experience for both physicians and patients. With these strategic initiatives in place, grounded in our understanding of market dynamics and user needs, we anticipate continued growth in revenues from the rollout of our inFoods IBS product in the coming quarters.

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

Due to the global 2019 SARS-CoV-2 novel coronavirus pandemic, in March 2020 we began developing COVID-19 products to indicate if a person has been infected by COVID-19 or is currently infected. We began selling these COVID-19 related diagnostic tests during fiscal 2021, and we experienced significant revenues from such sales during fiscal 2021 and 2022 with lesser sales in fiscal 2023. Due to falling demand, there were no sales of our COVID-19 related products in the three months ended February 29, 2024. As such, our COVID-19 product sales have caused significant swings in our revenues over the last four years.

Our newly developed H. pylori diagnostic test is a pivotal addition to our product portfolio, offering vital insights into patients’ H. pylori infection status. This bacterium’s prevalence underscores the critical need for accurate diagnosis, given its potential to precipitate ulcers and, in severe cases, stomach cancers if left untreated.

Additionally, on December 18, 2023, we achieved a significant milestone with FDA clearance for the H. pylori diagnostic test, paving the way for its commercialization in the United States. Leveraging this regulatory approval, we have initiated marketing efforts targeting the U.S. market, poised to capitalize on the pressing demand for reliable diagnostic solutions. Furthermore, recognizing the global significance of H. pylori infection, we have initiated discussions with international distributors to expand our market reach beyond U.S. borders. Anticipating traction in both domestic and international markets, we expect a favorable revenue trajectory during 2024.

The majority of our research and development efforts are focused on development and commercialization of products such as our H. pylori product, improving and expanding the inFoods IBS product, developing other new products that utilize the inFoods platform, and developing new diagnostic products with outside medical diagnostic companies that we intend to manufacture for them.

Our existing products that contributed to our fiscal 2024 revenues are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are CE marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

RESULTS OF OPERATIONS

Three months ended February 29, 2024

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Increase (Decrease)
	February 29, 2024	February 28, 2023	$	%
Clinical lab	$404,000	$532,000	$(128,000)	-24%
Over-the-counter	329,000	292,000	37,000	13%
Contract manufacturing	281,000	284,000	(3,000)	-1%
Physician’s office	3,000	3,000	-	0%
Total	$1,017,000	$1,111,000	$(94,000)	-8%

Consolidated net sales were approximately $1,017,000 for the three months ended February 29, 2024, as compared to $1,111,000 for the three months ended February 28, 2023, a decrease of approximately $94,000, or 8%. This decrease for the three months ended February 29, 2024, was primarily attributed to reduced sales in food intolerance products. Sales in this segment are subject to periodic and infrequent orders, contributing to potential volatility in quarterly sales.

Consolidated cost of sales were approximately $1,166,000, or 115% of net sales, for the three months ended February 29, 2024, as compared to $991,000, or 89% of net sales of net sales, for the three months ended February 28, 2023, an increase of approximately $175,000, or 18%. The increase for the three months ended February 29, 2024 was predominantly driven by the complexities of international shipping logistics, rather than fluctuations in material and labor costs associated with our product.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended
	February 29, 2024		February 28, 2023		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,508,000	148%	$1,379,000	124%	$129,000	9%
Research and Development	$343,000	34%	$392,000	35%	$(49,000)	-13%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $1,508,000 for the three months February 29, 2024, as compared to $1,379,000 for the three months ended February 28, 2023, an increase of approximately $129,000, or 9%. For the three months ended February 29, 2024, the increase was primarily driven by the establishment of a new sales force, resulting in a rise in total salaries and marketing expenses amounting to $212,000. However, these increases were partially offset by a decrease in legal expenses of $87,000.

Research and Development

Consolidated research and development expenses were approximately $343,000 for the three months ended February 29, 2024, as compared to $392,000 for the three months ended February 28, 2023, a decrease of approximately $49,000, or 13%. The reduction in expenses for the three months ended February 29, 2024, was primarily driven by a reduction of salary and compensation costs for the research and development team.

Interest and Dividend Income

Interest and dividend income were approximately $86,000 for the three months ended February 29, 2024, as compared to $36,000 for the three months ended February 28, 2023, an increase of $50,000, or 139%. The increase was primarily driven by higher market interest rates on our cash and cash equivalents.

Nine months ended February 29, 2024

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Nine Months Ended		Increase (Decrease)
	February 29, 2024	February 28, 2023	$	%
Clinical lab	$2,683,000	$2,580,000	$103,000	4%
Over-the-counter	1,078,000	971,000	107,000	11%
Contract manufacturing	530,000	431,000	99,000	23%
Physician’s office	8,000	249,000	(241,000)	-97%
Total	$4,299,000	$4,231,000	$68,000	2%

Consolidated net sales were approximately $4,299,000 for the nine months ended February 29, 2024, as compared to $4,231,000 for the nine months ended February 28, 2023, an increase of approximately $68,000, or 2%. This increase for the nine months ended February 29, 2024, shows growth across all non-COVID product lines underscoring the Company’s resilience despite the absence of COVID-related sales compared to the previous year.

The growth was primarily attributed to an increase in sales of our food intolerance products, EZ Detect, Aware, and contract manufacturing activities. Notably, this growth highlights the effectiveness of our post-pandemic strategic initiatives focusing on our diverse product segments.

Consolidated cost of sales were approximately $3,708,000, or 86% of net sales, for the nine months ended February 29, 2024, as compared to $3,814,000, or 90% of net sales, for the nine months ended February 28, 2023, a decrease of approximately $106,000, or 3%. The decrease for the nine months ended February 29, 2024, was primarily driven by a $160,000 decrease in costs associated with reduced sales of our COVID-19 products.

Operating Expenses

The following is a summary of operating expenses:

	Nine Months Ended
	February 29, 2024		February 28, 2023		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$4,204,000	98%	$4,589,000	108%	$(385,000)	-8%
Research and Development	$1,226,000	29%	$1,215,000	29%	$11,000	1%

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were approximately $4,204,000 for the nine months ended February 29, 2024, as compared to $4,589,000 for the nine months ended February 28, 2023, a decrease of approximately $385,000, or 8%. The decrease in the nine months ended February 29, 2024, was primarily driven by reductions of $384,000 in legal expenses, and $330,000 in share-based compensation expenses.

Notably, these operating expense reductions were partially offset by investments in key areas of our business. This included an increase in marketing expenses for the recent CVS Pharmacy retail launch and the expansion of our sales team. Despite these increases, overall cost reductions compared to last year demonstrate our focus on strategically allocating our capital and maintaining financial discipline while pursuing growth opportunities.

Research and Development

Consolidated research and development expenses were approximately $1,226,000 for the nine months ended February 29, 2024, as compared to $1,215,000 for the nine months ended February 28, 2023, an increase of approximately $11,000, or 1%. The increase for the nine months ended February 29, 2024, was primarily driven by salaries and wages of $80,000, partially offset by a decrease in share-based compensation expenses of $32,500 and lab supplies expenses of $22,800.

We have taken proactive measures to address the increased expenses in research and development. Over the last three months, we have worked on cost optimization resulting in reductions in salaries and compensation costs of $63,000 per quarter.

Interest and Dividend Income

Interest and dividend income were approximately $317,000 for the nine months ended February 29, 2024, as compared to $77,000 for the nine months ended February 28, 2023, an increase of $240,000, or 312%. The increase was primarily driven by higher market interest rates on our cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	February 29, 2024	May 31, 2023
Cash and cash equivalents	$5,319,000	$9,719,000
Working capital including cash and cash equivalents	$6,855,000	$10,852,000

As of February 29, 2024 and May 31, 2023, the Company had cash and cash equivalents of approximately $5,319,000 and $9,719,000, respectively. As of February 29, 2024 and May 31, 2023, the Company had working capital of approximately $6,855,000 and $10,852,000, respectively. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including ongoing future operations, beyond next year, we are working on increasing sales, reducing expenses and may seek to raise additional financing through debt or equity financing.

Operating Activities

During the nine months ended February 29, 2024, cash used in operating activities was approximately $4,317,000. The primary factors that contributed to this was a loss of approximately $4,557,000, non-cash expenses of $723,000, primarily associated with depreciation and amortization, provision for allowance on accounts receivable, inventory reserves, share-based compensation, and amortization of right-of-use assets. This was partially offset by changes in asset and liability accounts of approximately $483,000.

During the nine months ended February 28, 2023, cash used in operating activities was approximately $4,511,000. The primary factors that contributed to this were a net loss of approximately $5,348,000, partially offset by non-cash expenses of $1,100,000, primarily associated with stock-based compensation and account receivables provisions.

Investing Activities

During the nine months ended February 29, 2024, cash used in investing activities was approximately $27,000 for purchases of property and equipment, and $64,000 in expenditures related to patents.

During the nine months ended February 28, 2023, cash used in investing activities was approximately $64,000 for purchases of property and equipment.

Financing Activities

During the nine months ended February 29, 2024, cash provided by financing activities was $0, with no net proceeds from the sale of common stock or from stock option exercises.

During the nine months ended February 28, 2023, cash provided by financing activities was approximately $2,040,000 which was a result of net proceeds from the sale of common stock of $1,961,000, and stock option exercises of $79,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of February 29, 2024.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, credit losses, inventory overhead application, inventory reserves, right-of-use assets and lease liabilities and share-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

There were no material legal proceedings pending as of February 29, 2024.

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

During the nine months ended February 29, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K.

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

Date: April 12, 2024

	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 12, 2024
	By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

