Form 10-K
period 2024-05-31
BIOMERICA INC
filed 2024-08-28
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2024 or

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon 15,639,082 shares held by non-affiliates and the closing price of $0.93 per share for Common Stock as of November 30, 2023): $14,544,346.

The outstanding number of shares of common stock, par value $0.08, as of August 28, 2024 was 16,821,646.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement and related proxy solicitation materials shall not be deemed to be filed as part hereof.

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

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are utilized in the analysis of blood, urine, nasal, or fecal samples for the diagnosis of various diseases, food intolerances, and other medical conditions. These kits also measure levels of specific hormones, antibodies, antigens, and other substances, which may exist in the human body at extremely low concentrations. Our products are designed to enhance health and well-being while reducing overall healthcare costs.

Our extensive range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings, including physicians’ offices and over-the-counter sales at major retailers such as Walmart, CVS Pharmacy, and Amazon. Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared for sale in the United States by the FDA.

IMPACT OF COVID-19 ON REVENUES

In response to the global COVID-19 pandemic, we began developing, marketing, and selling COVID-19 diagnostic tests in March 2020. These tests contributed significantly to our revenues during fiscal years 2021 and 2022. However, demand sharply declined in fiscal 2023, leading to no sales of COVID-19-related products in fiscal 2024. As a result, our COVID-19 product sales have caused significant fluctuations in our revenues over the past four years.

In contrast, our non-COVID-19 products, have accounted for approximately 100% and 96% of our revenues during the fiscal years ended May 31, 2024, and 2023, respectively, and have remained our core focus.

TECHNOLOGICAL ADVANCEMENTS AND PRODUCT DEVELOPMENT

Technological advances in medical diagnostics have enabled the performance of diagnostic tests not only in clinical laboratories but also at home and in point-of-care settings, such as physicians’ offices. A key objective for us has been the development and marketing of rapid diagnostic tests that are accurate, utilize easily obtained patient specimens, and can be performed without the need for complex instrumentation. Our over-the-counter (home use) and professional use (physicians’ office, clinics, etc.) rapid diagnostic test products help manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe that properly developed and utilized rapid point-of-care tests can match the accuracy of laboratory tests, delivering reliable results in minutes with minimal or no instrumentation.

RESEARCH AND DEVELOPMENT

We invest considerable resources in the research and development of new products designed to diagnose and, in some cases, treat several major medical diseases. These products are both internally developed and obtained through licensing agreements. Our experienced and highly trained technical personnel, including Ph.D. holders and other scientists, are dedicated to developing new products and managing technology transfer activities. Many of our technical staff have extensive industry experience from previous employment at large diagnostic manufacturing companies. We also rely on our Scientific Advisory Board, comprised of leading medical doctors and clinicians, to guide our clinical studies and product development efforts.

KEY PRODUCT LAUNCHES

A key outcome of our recent research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative product is designed to treat gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases, targeting chronic inflammatory conditions prevalent in large markets. The inFoods® IBS product, which we have already launched, uses a simple blood test to identify patient-specific foods that, when eliminated, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation. Unlike broad dietary restrictions, the inFoods® IBS product pinpoints a patient’s heightened immunoreactivity to specific foods known to frequently trigger IBS symptoms, providing targeted relief.

We have launched our inFoods® product across numerous gastroenterology (“GI”) physician groups in various states and regions, including collaboration with one of the largest GI groups in the U.S. Feedback from GI specialty physicians has been positive, and we are actively expanding our network by onboarding additional physician practices. Our dedicated sales team is focused on deepening relationships within the GI segment and targeting opportunities to introduce inFoods® to other medical specialties, including integrated health practices and concierge physicians. We are also evaluating distribution, partnership, and licensing opportunities with U.S. and multinational companies to accelerate the commercialization and growth of inFoods® products both domestically and internationally.

Beyond our inFoods® product line, our additional efforts have led to a significant milestone by receiving FDA clearance in December 2023 for hp+detect™, a new diagnostic test for detecting Helicobacter pylori (H. pylori) bacteria in the gastrointestinal tract. H. pylori is a widespread infection, affecting an estimated 35% of the U.S. population and 45% of the population in Europe’s five largest countries. This bacterium is recognized as the strongest known risk factor for gastric cancer, which is the third most common cause of cancer-related deaths globally.

The hp+detect™ test provides physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring the effectiveness and safety of treatments. The diagnostic test is marketed directly to laboratories, where patient samples are analyzed. We are actively promoting hp+detect™ to large end-customer labs to support its launch and distribution, aiming to enhance patient care through timely and accurate detection of H. pylori infections.

STRATEGIC INITIATIVES AND COST MANAGEMENT

Due to slower-than-expected launches of our key products, inFoods® IBS and hp+detect™, we have initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% and a significant reduction in expenses. Additionally, we are actively exploring strategic opportunities to enhance shareholder value.

OPERATIONS AND GLOBAL PRESENCE

Biomerica is headquartered in Irvine, California, where it centralizes administration, finance, regulatory compliance, product development, sales, marketing, customer service, and primary manufacturing operations. To enhance global competitiveness, the Company maintains manufacturing and assembly operations in Mexicali, Mexico, aiming to reduce production costs. Additionally, Biomerica operates BioEurope GmbH in Europe, facilitating the international sales of specific products.

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

RESEARCH AND DEVELOPMENT

We employ a team of highly qualified technical personnel, including Ph.D. holders and experts with extensive experience in the development and production of diagnostic tests, to support our research and development (“R&D”) initiatives. Our team is actively engaged in enhancing existing products and driving ongoing innovation. R&D expenses encompass materials, supplies, personnel, consultants, facilities, outside clinical trial sites, equipment, and contract services. For the fiscal years ended May 31, 2024, and 2023, consolidated R&D expenses totaled approximately $1,491,000 and $1,584,000, respectively. We anticipate that R&D expenses will decrease significantly in the upcoming quarters as we are in the commercialization phase of inFoods® and hp+detect™ and in an effort to preserve cash.

A cornerstone of our R&D efforts is the development of our proprietary diagnostic-guided therapy, known as the inFoods® technology. This platform enables physicians to identify patient-specific foods (e.g., pork, milk, onions, sugar, chickpeas) that, when eliminated from the patient’s diet, may alleviate or improve symptoms of IBS and other conditions. We have filed patents globally related to the use of inFoods® diagnostic technology for detecting abnormal immune responses in patients with various diseases. Many of these patents have been recently issued, while others are in the review and prosecution phase. The United States Patent and Trademark Office (“USPTO”) has granted us two patents with broad claims protecting the inFoods® IBS product. Additionally, patents have been issued in Australia, Japan, Korea, Mexico, and Singapore. Further patent applications related to the inFoods® IBS product are pending or under review in the United States and other countries.

We are also developing and have filed patents for additional products targeting other diseases using the inFoods® technology platform. These diseases include Functional Dyspepsia, Crohn’s Disease, Ulcerative Colitis, Gastroesophageal Reflux Disease (“GERD”), Migraine Headaches, Depression, and Osteoarthritis. In addition to our issued U.S. patents, we now hold 36 foreign patents that have either been issued or for which we have received a notice of allowance, covering over 50 countries. These patents protect the use of inFoods® technology for IBS and several other conditions. Notably, our first patent allowed for a disease other than IBS was granted in Japan in August 2021, covering the use of inFoods® technology for diagnosing and treating depression.

Our additional R&D efforts have led to the 510(k) clearance of our proprietary H. pylori test, hp+detect™, which is designed to provide highly accurate sensitivity and specificity for detecting H. pylori and monitoring treatment.

MARKETS AND METHODS OF DISTRIBUTION

Biomerica has approximately 80 current customers for its diagnostic business, of which approximately 38 are foreign distributors, 12 are domestic distributors and the balance are primarily domestic hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers, physicians’ offices, and e-commerce customers.

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

Our net sales were approximately $5,415,000 for fiscal 2024, compared to $5,339,000 for fiscal 2023. For the fiscal years ended May 31, 2024, and 2023, the Company had one distributor each year that accounted for 33% and 35% of our net sales, respectively.

Total gross receivables as of May 31, 2024, and 2023 were approximately $966,000 and $751,000, respectively. As of May 31, 2024, and 2023, the Company had four and one distributor, respectively, that accounted for a total of 64% and 36% of gross accounts receivable. Of the 64% as of May 31, 2024, 37% was owed by a distributor in Asia.

BACKLOG

As of May 31, 2024, and 2023, Biomerica’s backlog of unshipped orders was approximately $755,000 and $655,000, respectively. As of May 31, 2024, the majority of this backlog consisted of orders intended for a distributor in Asia.

RAW MATERIALS

Biomerica utilizes a range of principal raw materials including chemicals, serums, reagents, and packaging supplies. The majority of these materials are sourced from multiple suppliers, ensuring we are not reliant on any single source. However, for certain critical materials such as antibodies, where suppliers are limited, there exists a risk of potential supply challenges or increased costs in the future.

Our inventory includes antibodies, antigens, bottles, boxes, chemicals, and reagents essential for manufacturing our test kits, along with products in various stages of completion.

During the fiscal year ended May 31, 2024, purchases from one vendor accounted for 16% of our raw material procurement, primarily related to Plates. In contrast, for the fiscal year ended May 31, 2023, the Company did not experience significant vendor concentration in raw material purchases.

COMPETITION

We offer several proprietary products with notable competitive advantages, including our EZ Detect colon disease home test, the Aware Breast Self-Exam product, our inFoods® IBS product, and hp+detect™ for H. pylori detection. These products stand out due to their unique features and benefits compared to competing tests in the market.

Our competitors vary greatly in size. Many are divisions or subsidiaries of well-established medical and pharmaceutical companies which are much larger than Biomerica and expend substantially greater amounts than we do for research and development, manufacturing, advertising, and marketing.

The competitive landscape for diagnostic products is shaped by several factors, including product uniqueness, technology, quality, performance, pricing, and service. Our competitive edge is grounded in the distinctiveness of our offerings, the high quality of our products, and their rapid test results. Our strong patent portfolio further bolsters our market position despite our limited marketing capabilities.

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

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Our current license is valid until November 19, 2024. Through compliance with FDA and California regulations, we can market some of our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country where the product is sold. In Europe, the directives of the European Union (“EU’) require that a device have a CE Mark in order to be sold in EU countries. We comply with In Vitro Diagnostic Medical Devices Directive (“IVDD”) 98/79/EC and Medical Devices Regulation 2017/745 (“MDR”). We also comply with ISO 13485:2016 Medical Devices Quality Management Systems – Requirements for Regulatory Purposes.

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

The designing, development, manufacturing, marketing, post-market surveillance, distribution, advertising, and labeling of Biomerica’s immunoassay in vitro diagnostic (“IVD”) medical device products are subject to regulation in the United States by the Center for Devices and Radiological Health of the FDA and state agencies. FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require these products to be manufactured in accordance with the FDA’s current Good Manufacturing Practice (“cGMP”) regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA enforces these requirements by inspection and post-market surveillance. The last FDA announced inspection was in May 2024 and no observations were noted. We believe that all Biomerica products sold in the United States comply with the FDA and state regulations.

We are an FDA regulated and ISO 13485:2016 certified In Vitro Diagnostic Medical Devices company. Our goal is to provide high quality medical diagnostic products that generally meet or exceed customer requirements and comply with all applicable regulatory requirements: FDA 21 CFR Part 820 Quality Management System, ISO 13485:2016, Medical Devices Quality Management Systems – Requirements for Regulatory Purposes, In Vitro Diagnostic Medical Devices Directive 98/79/EC & and Medical Device Regulation 2017/745, Guidelines related to Medical Devices Directive/Regulation Guidance on CE Marking, among others. Biomerica involves its employees in a continuous improvement process to increase productivity, improve quality and maintain the suitability, adequacy, and effectiveness of our quality management system.

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

Per IVDR 2017/746 Amendment Regulation (EU) 2022/112, and published proposal 2024/0021 (COD), devices with a CE certificate that was issued in accordance with IVDD may be placed on the market or put into service until December 31, 2027, providing a formal application to the notified body has been made by May 26, 2025.

Exceptional Renewal of CE Certificate for IVDD Quality System was granted to Biomerica. Biomerica received an extended CE Certificate on May 24, 2022, which remains effective until May 26, 2025.

Per IVDR 2017/746 Amendment Regulation (EU) 2022/112, and published proposal 2024/0021 (COD), devices without a CE certificate that was issued in accordance with IVDD, for which a declaration of conformity was drawn up prior to May 26, 2022, per IVDD and for which the conformity assessment procedure pursuant to IVDR requires the involvement of a Notified Body, may be placed on the market, or put into service until the following dates. Biomerica also has until the following dates to update the technical documentation and processes to meet these regulatory requirements of IVDR 2017/746 providing a formal application to the notified body has been made:

(1)	December 31, 2027, for class D devices, formal application to notified body by May 26, 2025;
(2)	December 31, 2028, for class C devices, formal application to notified body by May 26, 2026;
(3)	December 31, 2029, for class B devices, formal application to notified body by May 26, 2027; and
(4)	December 31, 2029, for class A devices placed on the market in sterile condition, formal application to notified body by May 26, 2027.

SEASONALITY OF BUSINESS

Our business has not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during our last two fiscal years:

	For the Year Ended May 31,
	2024		2023
Asia	$1,881,000	35%	$2,021,000	38%
Europe	1,438,000	27%	1,798,000	34%
North America	1,285,000	24%	1,470,000	28%
Middle East	800,000	15%	39,000	1%
South America	11,000	0%	11,000	0%
Total	$5,415,000	100%	$5,339,000	100%

Our international operations face distinct risks that differ from those encountered in the United States. These risks include economic fluctuations, regulatory changes, geopolitical instability (such as terrorism and trade disputes), tariffs, embargoes, import/export restrictions, and potential disruptions in shipping and distribution channels. Such factors can significantly impact our foreign sales and may complicate our ability to collect accounts receivable in international markets during economic downturns.

Each country has its own licensing requirements for diagnostic products, which can differ considerably from U.S. regulations and may change unexpectedly. Currently, our international sales rely on approximately 38 independent distributors across around 30 countries. These diverse factors contribute to the complexities and uncertainties associated with our international business operations.

INTELLECTUAL PROPERTY

We consider the protection of our methodologies, designs, product formulations, manufacturing processes, diagnostic procedures, copyrights, service marks, trademarks, and trade secrets essential for our future success. To safeguard our proprietary rights in products and services, we utilize copyright, trademark, patent, service mark, and trade secret laws, alongside contractual restrictions. Our efforts include confidentiality and invention assignment agreements with employees and contractors, as well as nondisclosure agreements with most fulfillment and strategic partners to restrict access to and disclosure of proprietary information. However, these measures may not entirely prevent unauthorized use or disclosure of our technology.

In the past, we have licensed and may continue to license certain proprietary rights, such as trademarks, patents, trade secrets, or copyrighted material, to third parties. While we strive to maintain the quality of our product brands through these license agreements, we cannot guarantee that licensees will always act in a manner that preserves the value of our proprietary rights or reputation.

LICENSE OF THIRD-PARTY INTELLECTUAL PROPERTY

On occasion, we in-licensed both exclusive and non-exclusive rights to intellectual property and patents owned by third parties. These license agreements typically require royalties and other payments.

We have a royalty agreement in which we obtained rights to manufacture and market an ACTH test (used to detect chronic metabolic conditions). Royalty expenses of approximately $10,000 and $13,000, respectively, are included in cost of sales for this agreement for the fiscal years ended May 31, 2024 and 2023. Sales of products manufactured under this agreement are not material to total sales for the fiscal years ended May 31, 2024 and 2023, respectively. We may license other products or technology in the future as it is deemed necessary or opportunistic for conducting business.

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

BRANDS AND TRADEMARKS

We occasionally register our tradenames with the USPTO. Of note, we registered the tradename “InFoods” on December 24, 2016. Our unregistered tradenames are “EZ Detect,” “EZ-H.P.,” and “EZ-PSA”. A trademark for “Aware” was issued and assigned in 2001, renewed in 2011 and 2021. On January 11, 2020, the USPTO renewed our “FORTEL” trademark for another ten years.

The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Effective copyright, trademark, and trade secret protection may not be available in such jurisdictions.

PATENTS AND INFOODS TECHNOLOGY

We have filed over 100 international and Patent Corporation Treaty patents (“PCT”) and have multiple provisional and non-provisional patents currently filed with the USPTO. Substantially all of our patents that are pending or registered pertain to the inFoods® technology platform.

Our most important family of patent applications pertains to our inFoods® technology platform, which is a method of diagnosing and treating symptoms of many different inflammatory diseases. Our first product launch using this technology is the inFoods® IBS product which is designed to diagnose and treat IBS. Using a patient blood sample, a physician or lab can run our test to identify specific foods (e.g., pork, milk, onions, sugar, chickpeas) that, if eliminated from an IBS patient’s diet, can alleviate or reduce the individual’s IBS symptoms, including, but not limited to, constipation, diarrhea, bloating, cramping, severe pain, and indigestion. We have filed many patent applications with the USPTO and with other such similar agencies in other countries outside of the United States pertaining to this inFoods® technology. These patent applications include claims that address the diagnosis and treatment of several disease states including IBS, functional dyspepsia, Crohn’s disease, ulcerative colitis, gastroesophageal reflux disease, osteoarthritis, psoriasis, migraine headaches, and depression. These applications include the use of this technology in both humans and animals. The first inFoods® patents filed by us pertained to IBS. Several of these patents pertaining to the inFoods® IBS technology have been issued and many more are in active review and prosecution.

In August 2018, we received our first patent pertaining to the inFoods® technology platform from the Korean Intellectual Property Office, covering IBS. Since then, we have been granted a total of 19 patents; The USPTO has issued the Company two patents with broad claims that protect our inFoods® technology in testing and treating patients with IBS. Patents have also been issued in the countries of Australia (two patents), Canada, Japan (two patents), Korea (two patents), Mexico, Panama, Peru, and Singapore, covering our inFoods® IBS technology. Additional patent applications pertaining to the inFoods® IBS product are in prosecution and review at the USPTO and with the patent issuance authorities in other countries.

We are also developing and have filed patents with claims that cover products that target other diseases utilizing the inFoods® technology platform. We have dozens of patents in prosecution or review pertaining to these other diseases, including: Functional Dyspepsia, Crohn’s disease, Ulcerative Colitis, GERD, Migraine Headaches, Depression, and Osteoarthritis. In addition, we have a family of patents that cover the use of certain information technology (“IT”) platforms and artificial intelligence/machine learning (“AI/ML”) tools that could assist patients in identifying and avoiding packaged or processed food that contain specific foods that they are trying to eliminate from their diet.

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

We have recently launched the inFoods® IBS product. Our business model for this product includes the potential out-licensing of the product and related patents to a large international life sciences or technology company that could commercialize it or support us in its commercialization. Additionally, we may explore out-licensing opportunities for the patents or intellectual property associated with other products, including our H. pylori product.

EMPLOYEES

As of May 31, 2024 and 2023, we employed a total of 64 and 62 employees, respectively, in the United States, Mexico, UK and Germany, of which 63 and 62 were full-time employees, respectively. Various employees listed in the production department also perform research and development duties as a routine function of their job. We occasionally employ temporary employees when needed.

The following is a breakdown of employees by departments:

	May 31,
	2024	2023
Administrative	6	5
Research & Development	7	9
Sales & Marketing	13	7
Production & Operations	38	41
Total	64	62

We do engage in a range of external experts, including Ph.D.’s, M.D.’s, and other industry specialists, as well as medical institutions, to support various aspects of our operations. These services include technical support, regulatory guidance, marketing and public relations, financial advisory, and contract product development and manufacturing. To safeguard the Company, we implement confidentiality agreements, intellectual property ownership clauses, and indemnification provisions with these external parties. Despite these measures, we cannot guarantee complete protection against third-party claims or potential intellectual property theft.

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

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses.

We have a history of operating losses, and there is no guarantee that we will achieve profitability in the future. Our ability to generate net profits and maintain positive cash flows is uncertain. Failure to achieve or sustain profitability could result in a decline in the value of our common stock and may necessitate seeking additional funding under potentially unfavorable conditions.

Although our financial statements have been prepared on a going concern basis, our current level of cash and cash equivalents available to us is not sufficient to meet our operating plans for the next 12 months, raising substantial doubt regarding our ability to continue as a going concern.

Our financial statements as of May 31, 2024, have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance. However, our independent registered public accounting firm has issued a report that includes an explanatory paragraph highlighting our operational losses and expressing substantial doubt about our ability to continue as a going concern for a period of at least the next twelve months from the date this report is filed.

Our ability to continue as a going concern depends on obtaining additional financing, achieving further operating efficiencies, increasing sales, reducing costs, and ultimately generating profitable operations. There is no assurance that we will be able to secure the necessary capital on favorable terms, achieve sufficient revenue growth, or implement adequate cost reductions. Our financial statements do not reflect any adjustments that might result from the resolution of this uncertainty.

Our operating results may fluctuate adversely as a result of many factors that are outside our control, which may negatively impact our stock price.

Our operating results are subject to fluctuations due to factors outside our control, which may adversely affect our business, financial condition, and stock price. Key factors include:

●	Regulatory Clearances: Delays or issues with obtaining regulatory approvals in the U.S., Europe, and other markets.
●	Regulatory Compliance: Challenges in meeting compliance requirements in various jurisdictions.
●	Competition: Introduction of superior or lower-priced products by competitors could impact our market share.
●	Reimbursement Changes: Alterations in reimbursement systems or amounts could affect product usage decisions.
●	Economic Conditions: Economic downturns, changes in healthcare spending, reduced consumer demand, inflation, and currency fluctuations.
●	Legal and Regulatory Changes: New or amended laws and regulations affecting our business operations.
●	Market Penetration: Lower than expected adoption of new or recently introduced products.
●	Distributor Dynamics: Variability in distributor inventory levels, buying patterns, and overall performance.
●	Government Mandates: Risks from shelter-in-place orders, lockdowns, or other crisis-related directives.
●	Health Crises: Potential resurgence of COVID-19 or new health threats.
●	Healthcare Market Changes: Consolidation in our customer base or shifts in the healthcare market landscape.

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

There is also no guarantee that our new products, including our inFoods® IBS products and hp+detect™, will be well accepted into the marketplace.

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

We operate a significant manufacturing facility in Mexico through our subsidiary, Biomerica de Mexico. This international presence introduces a range of risks, including exposure to local economic and political conditions. Factors such as social unrest, potential terrorism, export and import restrictions, and fluctuations in currency exchange rates could impact our operations. Additionally, there is a risk of labor shortages, which could affect our manufacturing capabilities. These factors could lead to unforeseen costs and disruptions, materially impacting our business, financial results, and operational stability.

We use hazardous materials in our research and production that may result in unexpected and substantial claims against us relating to handling, storage, or disposal.

Our research and production processes involve the use of hazardous materials, which presents inherent risks. Despite rigorous safety protocols, the possibility of accidental contamination or injury cannot be entirely eliminated. In the event of an accident, we could face significant liability for harm or damages, potentially exceeding our financial resources. Compliance with environmental regulations also entails substantial costs.

If government authorities introduce new environmental regulations or change the interpretation of existing regulations, our operations could be further impacted. Such changes may impose additional costs, restrictions, or compliance requirements, which could hinder our research, development, or production efforts. Noncompliance with these regulations may result in significant fines, penalties, or damages, and could necessitate costly remediation efforts. Furthermore, severe environmental or safety violations could lead to partial or total shutdowns of our research and manufacturing facilities, adversely affecting our business. The risk of contamination or injury from hazardous materials may also expose individuals to potential health hazards, resulting in fines or penalties that might not be covered by insurance, thereby impacting our financial stability and operational continuity.

We rely on a limited number of key distributors that account for a substantial majority of our total revenue. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products could lead to reduced sales.

Our net sales were approximately $5,415,000 for fiscal 2024, compared to $5,339,000 for fiscal 2023. For the fiscal years ended May 31, 2024, and 2023, the Company had one distributor each year that accounted for 33% and 35% of our net sales, respectively.

Total gross receivables as of May 31, 2024, and 2023 were approximately $966,000 and $751,000, respectively. As of May 31, 2024, and 2023, the Company had four and one distributor, respectively, that accounted for a total of 64% and 36% of gross accounts receivable. Of the 64% as of May 31, 2024, 37% was owed by a distributor in Asia. Any adverse changes in our relationships with key distributors, or issues related to their financial condition, performance, or purchasing patterns, could have a significant impact on our sales and overall financial results. The loss of a key distributor, or the failure of our direct distribution efforts, could further exacerbate these challenges and adversely affect our business.

We face risks relating to our international sales, including inherent economic, political, and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.

We face risks relating to our international sales, including economic, political, and regulatory challenges, which could impact our financial performance, disrupt our business operations, and hinder our growth strategy.

Our products are primarily sold internationally, with significant sales to distributors in Asia and Europe. We rely on distributor organizations and sales agents to market and sell our products abroad, which exposes us to various foreign risks, including:

●	Compliance Challenges: We must adhere to diverse and evolving registration requirements, which can be controlled by distributors, complicating transitions and limiting our ability to benefit from product registrations.
●	Regulatory Risks: We must comply with complex foreign and U.S. laws and regulations, such as import/export limitations, the Foreign Corrupt Practices Act, and local laws in each market.
●	Tariffs and Trade Barriers: As we expand into new countries and regions, we face changing tariffs and trade barriers, particularly in China, where tariff policies are in flux.
●	Currency Exchange Fluctuations: Our international sales are subject to currency risks, as changes in the values of foreign currencies relative to the U.S. dollar can make our products more expensive and negatively impact sales.
●	Payment and Pricing Challenges: We encounter longer payment cycles, generally lower average selling prices, and greater difficulty in collecting accounts receivable.
●	Legal Enforceability: We may lack the ability to enforce receivables collections contracts in foreign legal systems.
●	Intellectual Property Risks: There is often reduced protection for, and enforcement of, intellectual property rights in foreign markets.
●	Political and Economic Instability: We are exposed to political and economic instability in regions where we currently sell or plan to expand our product sales.
●	Tax Consequences: We face complex and potentially adverse tax implications in different jurisdictions.
●	Product Diversion: Products sold internationally at lower prices may be diverted back to the United States, affecting our domestic sales.

Most of our international sales are negotiated and paid in U.S. dollars. However, currency risks remain, as fluctuations in foreign exchange rates can make our products comparatively more expensive. These exchange rate changes, along with general economic conditions in international markets, could negatively impact our sales. To maintain competitive pricing, we may need to offer discounts or reduce prices, leading to lower margins on international sales. Continued changes in the values of the Euro, the Mexican peso, and other foreign currencies could adversely affect our business, financial condition, and results of operations.

We also have supply agreements with foreign vendors that involve sharing foreign currency exchange fluctuation risks. We may enter into similar arrangements in the future.

A significant portion of our revenues comes from sales to our distribution partner in China. Political tensions between the U.S. and China could disrupt or reduce our sales in the Chinese market, posing a substantial risk to our business.

Our results of operations and financial conditions may be adversely affected by the financial soundness of our customers, distributors, and suppliers.

Our operational results and financial condition are closely linked to the financial health of our customers, distributors, and suppliers. If any of these parties experience a deterioration in their financial performance or encounter difficulties with scheduled payments or credit, it could have several adverse effects on our business.

For instance, if our customers are unable to pay or delay payment on accounts receivable, this would negatively impact our cash flow. Similarly, if our suppliers face financial challenges, they may restrict credit, impose more stringent payment terms, reduce or cease production of essential components, or even stop operations entirely. Such disruptions could directly affect our ability to procure necessary materials and maintain consistent product supply.

Moreover, reductions in reimbursements or purchase volumes from state and federal government programs, or private payers, could also occur due to budget constraints or expenditure cuts. These reductions could adversely impact our revenues and cash flow, further straining our financial performance.

The combined effect of these potential challenges could significantly influence our operating results and financial stability.

We extend credit to customers outside the United States which can be difficult to collect.

We extend credit to many of our customers, including those located outside the United States. Collecting receivables, particularly from international customers, can be challenging due to difficulties in obtaining reliable credit information and the complexities of enforcing collections through foreign legal systems. If we are unable to effectively manage and collect on these receivables, especially from international customers, it could have a detrimental impact on our financial performance and liquidity.

If we are not able to manage our growth strategy our operating results may be adversely affected.

Our business strategy contemplates further growth, including scaling up our operational systems and entering new geographical markets, including those outside the United States. This growth strategy could place additional demands on our limited employee and executive staff, potentially diverting their focus from core business activities. Furthermore, managing growth may strain our operational, financial, and management information systems.

Expanding into new markets or undertaking acquisitions introduces several risks, such as higher costs, unfamiliar market conditions, and integration challenges. Any difficulties in managing this growth or expanding effectively could adversely affect our operating results and financial performance. The strain on management resources and potential inefficiencies in our systems could lead to operational and financial setbacks.

The industry and market segments in which we operate are highly competitive, and intense competition with other providers of diagnostic products may reduce our sales and margins.

The diagnostic products industry and market segments in which we operate are highly competitive. Our diagnostic tests face competition from similar products produced by numerous multinational and regional competitors who are heavily investing in competing technologies. Additionally, some of our distributors have developed, or may develop, their own products to compete directly with ours.

Many of our competitors have substantial competitive advantages over us, including significantly greater financial, technical, and research resources. They also possess larger, more established marketing, sales, distribution, and service networks; stronger relationships with healthcare professionals; and extensive experience in research and development, manufacturing, clinical trials, and regulatory approvals. Furthermore, some competitors offer a broader range of products and enjoy greater brand recognition.

If our competitors’ products prove to be more effective or capture market share through superior marketing or competitive pricing, our sales and margins could suffer. This intense competition could materially and adversely affect our operating results.

Additionally, there has been a noticeable trend towards industry consolidation in recent years, with companies merging to strengthen or maintain their market positions. This trend is expected to continue as companies strive to adapt to the evolving industry landscape. Competing successfully in a consolidated industry may become increasingly challenging, and failure to do so could adversely impact our market position and financial performance.

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

Although we currently generate revenue, our company is operating at a loss due to significant investments in research and development and commercialization of newly developed products and from a slow launch in revenues from our new products. To sustain and advance our business strategy, we must continue to raise additional funds to meet our capital and operating needs. This often involves seeking public or private debt or issuing equity. Raising funds through equity can dilute the interests of our existing stockholders.

The availability of capital, whether through debt or equity, is subject to fluctuations based on our financial condition and general market or industry conditions. There may be periods when private capital markets or public debt and equity markets lack liquidity, or when we are unable to sell our securities at favorable prices. In such scenarios, accessing capital on favorable terms may become challenging.

Failure to secure adequate funding could force us to delay, reduce, or even eliminate certain development programs or commercialization efforts. The costs associated with development projects and regulatory approvals can be unpredictable and may exceed our initial estimates. As our current operations are insufficient to cover these unexpected costs, this could adversely impact our ability to execute our business strategy and achieve our long-term goals.

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

We face a number of business risks, including exposure to product liability claims, employment law claims, claims that the Company or its officers, directors or employees have engaged in illegal or wrongful acts, claims of violation of environmental laws, and many other possible claims. Although we maintain insurance for a number of these risks, we may face claims for types of damages, or for amounts of damages, that are not covered by our insurance. For example, although we currently carry product liability insurance for liability losses, there is a risk that product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect or may not be renewed at all. Further, we do not currently have insurance against many environmental risks we confront in our business. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, that claim could have a material adverse effect on our results of operations.

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

Failures in our information technology and storage systems or data security breaches could significantly disrupt our business or force us to expend excessive costs.

Failures in our information technology and storage systems, many of which are outsourced to third parties, could significantly disrupt our business and incur excessive costs.

We rely on complex information technology systems, many of which are outsourced to third-party providers, to support our business operations and store critical information. Our dependence on these third parties means that we are reliant on their performance, security measures, and ability to meet our business needs. Any failures or disruptions in the services provided by these third-party vendors could result in excessive costs or significant disruptions to our business operations.

Specifically, any disruptions, delays, or deficiencies caused by our enterprise resource planning system or other outsourced systems could negatively impact our ability to process orders, ship products, provide services and customer support, send invoices, track payments, fulfill contractual obligations, and maintain overall business operations.

Despite our and our vendors’ implementation of security measures, information technology systems remain vulnerable to damage from various sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism, and natural disasters. Moreover, despite network security and backup measures, some of our servers and those of our vendors may still be susceptible to physical or electronic break-ins, computer viruses, and similar disruptive issues. Cybersecurity risks are escalating and pose significant threats to our operations. Cyber-attacks could result in the loss of vital company documentation and data, or confidential third-party documents held by the company, essential for our operations.

Despite precautionary measures to prevent unforeseen problems, sustained or repeated system failures that interrupt our ability to generate and maintain data could materially disrupt our operations and lead to significant financial costs. Furthermore, any disruption or security breach resulting in data loss or damage, or inappropriate disclosure of confidential or proprietary information, could result in regulatory actions, litigation, fines or penalties, adverse publicity, increased cybersecurity protection costs, and lost revenue.

There is also a risk that our measures and those of our third-party vendors to protect our systems from cyber-attacks may not be sufficient to prevent attacks by new sources and methods.

Our business could be negatively affected by the loss of or the inability to hire key personnel.

Our future success is heavily dependent on our ability to retain key technical, sales, marketing, and executive personnel, as well as our capacity to identify and recruit additional qualified individuals. The competition for talent is intense, both within our industry and in the regions where we operate. As we anticipate growth in our operations, our need for additional management and other key personnel is expected to increase. Failure to retain our existing key personnel or to promptly identify and hire qualified replacements or additional staff to support our growth could have a detrimental impact on our business. Additionally, the loss of any key personnel, particularly in research and development, could significantly harm our business, hinder our prospects, and obstruct the achievement of our research, operational, or strategic objectives.

In response to the need to reduce ongoing operating costs, we have recently implemented a substantial reduction in our workforce. This reduction places an increased workload on the remaining employees and may create concerns about job security. These factors could lead to the loss of key employees, who are critical to our future success, and may make it difficult to attract and retain new talent in these roles.

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

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC, as part of the registration statement filed on September 28, 2023, which was declared effective on September 29, 2023. This supplement was intended to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act.

The issuance of additional shares of our common stock, or other securities, could dilute our existing stockholders’ ownership interests, potentially depress the market price of our common stock, and impair our ability to raise capital through future equity sales. The size and impact of future issuances on the market price of our common stock cannot be predicted.

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

The stock market can experience significant price and volume fluctuations that are unrelated to the operating performance of individual companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, our common stock has historically been volatile and may continue to be unpredictable in the future. Factors that could cause fluctuations in our stock price include, but are not limited to:

●	Announcements by us or our competitors concerning technological innovations or new product introductions.
●	Regulatory actions or changes, including those by the FDA, SEC, or international regulatory bodies.
●	Developments or disputes related to patents or proprietary rights.
●	Failure to meet the expectations of stock market analysts and investors.
●	Reporting material weaknesses in our internal controls.
●	Changes in stock market analyst recommendations or financial estimates regarding our common stock.
●	Shifts in healthcare policy in the United States or other countries.
●	Lawsuits or liability claims from shareholders or other parties.
●	Legal disputes related to intellectual property or other significant litigation.
●	Possible recalls of our products or reports of false positive/negative results.
●	Sales of our common stock or other securities by us or our stockholders.
●	Changes in trading volume of our common stock.
●	Variations in quarterly operating results, whether actual or anticipated.
●	Publication of research reports about us or our industry, or changes in securities analysts’ recommendations.
●	Effects of natural or man-made catastrophic events, including widespread health epidemics.
●	General stock market conditions and other factors unrelated to our operating performance.
●	Volatility and disruptions in capital and credit markets due to economic conditions such as rising inflation and interest rates.
●	Geopolitical events, such as wars or political unrest, that impact the markets in which we operate.
●	Changes in the macroeconomic environment that affect market conditions.

Additionally, due to the limited trading volume of our common stock, substantial sales of our stock could adversely impact its market price. While our common stock has been traded on the Nasdaq Capital Market since August 26, 2016, liquidity may be limited, and it could be challenging to liquidate large positions without adversely affecting the stock price.

The Company is not currently in compliance with the continued listing requirements for The Nasdaq Stock Market. If the Company does not regain compliance and continue to meet the continued listing requirements, our Common Stock may be delisted, which could affect the market price and liquidity for the Company’s Common Stock and reduce the Company’s ability to raise additional capital.

The Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) on or about May 7, 2024, that the Company is not in compliance with the requirement to maintain  a minimum bid price of $1.00 per share for 30 consecutive trading days for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Since the receipt of this notice from Nasdaq, the Company’s stock has not closed with a bid traded above $1.00 per common share.

The Notice indicated the Company has 180 calendar days, or until November 4, 2024 (the “Compliance Period”), to regain compliance with the Rule. If at any time during the Compliance Period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, then the Company will regain compliance. If the Company fails to regain compliance during the Compliance Period, Nasdaq may grant the Company additional time to regain compliance (the “Additional Compliance Period”). To qualify for the Additional Compliance Period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the Additional Compliance Period. If the Company does not meet these requirements or it appears to Nasdaq that the Company will not be able to cure the deficiency during the Additional Compliance Period, then Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

When a company receives such delisting notice, the company can request a hearing before a Nasdaq hearings panel (the “Panel”). If the Common Stock closes at or below $0.10 for ten consecutive days during the Compliance Period or any additional compliance period, the Company could receive a Staff Delisting Determination during the Compliance Period or any additional compliance period or, if the Company receives such Staff Delisting Determination, Nasdaq may not grant the Company’s request for a hearing, or if Nasdaq grants the Company’s request for a hearing, the Panel may not grant the Company’s request for continued listing of the Common Stock on The Nasdaq Capital Market pending the Company’s compliance with all applicable listing criteria, including the Minimum Bid Price Requirement, or the Company may be unable to timely satisfy the terms of any extension that may be granted by the Panel.

The Company will continue to monitor the closing bid price of its Class A Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement or the Low Priced Stocks Rule, as applicable.

The Company may fail to regain compliance with the Minimum Bid Price requirement during the Compliance Period or maintain compliance with the other Nasdaq listing requirements. Any non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on the Company’s business, reputation, financing, and results of operation A delisting could substantially decrease trading in the Common Stock, adversely affect the market liquidity of the Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal pre-emption of state securities laws, materially adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of the Common Stock may decline further and stockholders may lose some or all of their investment.

Our ability to use our net operating loss carry forwards in the future may be subject to limitation.

Although we have Federal income tax net operating loss carryforwards of approximately $24,384,000 and California state income tax net operating loss carryforwards of approximately $22,014,000, as of May 31, 2024, use of these loss carryforwards will depend on future income in relationship to expirations dates of these carryforwards.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have implemented and maintain an information security program designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data including intellectual property, clinical trial participant and patient-related data, and confidential information that is proprietary, strategic or competitive in nature, or collectively, Information Systems and Data.

Our cybersecurity threat risk management processes include the following, among others:

●	We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management particularly since we utilize a third-party IT managed services vendor. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department and our IT managed services to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

●	Our IT managed services vendor implements and maintains various technical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: information security policies, network and device security, encryption standards, incident response plans, disaster recovery plans, risk management, vulnerability detection as well as security tools such as firewalls, malware protection tools, secure authentication tools, centralized logging and monitoring tools, threat intelligence tools, and data protection tools.

●	We maintain continuous oversight through regular monitoring, which includes annual evaluations of Service Organization Control (SOC) reports for our providers and the implementation of additional complementary controls as needed. This proactive approach is designed to mitigate risks related to data breaches or other security incidents that could originate from third-party interactions.

The Board of Directors oversees cybersecurity risk management, including the practices that management implements to prevent, detect and address risks from cybersecurity threats. The Board of Directors receives regular quarterly briefings on cybersecurity risks including any cybersecurity incidents or threats that may occur or have occurred from the CFO. The Board of Directors may also promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates regarding the same.

For a description of the risks from cybersecurity threats that may materially affect us and how those risks may affect us see “Failures in our information technology and storage systems or data security breaches could significantly disrupt our business or force us to expend excessive costs” under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The Company leases its facilities. On May 31, 2024, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. This lease was scheduled to expire on August 31, 2016, but the Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years. When the Company extended its lease in April 2021, it was also granted an additional five- year lease extension option. The current rent is approximately $27,000 per month and will increase on September 1, 2024, to $28,000 per month. The security deposit is approximately $22,000.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact its financial results.

As of May 31, 2024, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on the Company’s quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed for trading on the Nasdaq Capital Market stock exchange under the symbol BMRA. As of August 28, 2024, the number of holders of record of Biomerica’s common stock was approximately 850, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock as most of the Company’s common stock is held in street name at securities brokerage firms.

The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company’s business.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2024.

The table below provides information relating to our equity compensation plans as of May 31, 2024:

Securities Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Compensation Plans
Equity Compensation Plans Approved by Securities Holders	3,479,616	$2.53	89,801

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

OVERVIEW

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH), is a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, or to measure the level of specific hormones, antibodies, antigens or other substances, which may exist in the human body in extremely small concentrations. The Company’s products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our extensive range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings, including physicians’ offices and over-the-counter sales at major retailers such as Walmart, CVS Pharmacy, and Amazon. Our diagnostic test kits analyze blood, urine, nasal, or fecal specimens from patients to diagnose various diseases, food intolerances, and other medical conditions. They measure or detect the presence and levels of specific bacteria, hormones, antibodies, antigens, and other substances in the body, often in extremely small concentrations. Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared for sale in the United States by the FDA.

Due to the global SARS-CoV-2 novel coronavirus (“COVID-19”) pandemic, we began developing, marketing, and selling COVID-19 diagnostic tests in March 2020. We started selling these tests in fiscal 2021, generating significant revenues during fiscal 2021 and 2022. However, we experienced a substantial drop in sales in fiscal 2023, followed by no sales of our COVID-19-related products in fiscal 2024 due to falling demand. Consequently, our COVID-19 product sales have caused significant fluctuations in our revenues over the past four years.

In contrast, our non-COVID-19 products, which accounted for approximately 100% and 96% of our revenues during the fiscal years ended May 31, 2024, and 2023, respectively, and have been our core focus.

Technological advances in medical diagnostics have enabled diagnostic tests to be performed not only in clinical laboratories but also at home and at the point-of-care in physicians’ offices. One of our key objectives has been to develop and market rapid diagnostic tests that are accurate, utilize easily obtained patient specimens, and are simple to perform without the need for complex instrumentation. Our over-the-counter (home use) and professional use (physicians’ office, clinics, etc.) rapid diagnostic test products help manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe that rapid point-of-care tests, when properly developed and used, can be as accurate as laboratory tests. They require limited to no instrumentation, deliver reliable results in minutes, and can be performed with confidence in the home or physician’s office.

We invest considerable resources in the research and development of new products designed to diagnose and, in some cases, treat several major medical diseases. These products are both internally developed and obtained licensed from others. Our experienced and highly trained technical personnel, including Ph.D. holders and other scientists, are dedicated to developing new products and managing technology transfer activities. Our technical staff, many of whom have extensive experience from previous employment at large diagnostic manufacturing companies, bring a wealth of industry knowledge. Additionally, we rely on our Scientific Advisory Board, comprised of leading medical doctors and clinicians, to guide our clinical studies and product development efforts.

A key outcome of our recent research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative product is designed to treat gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases, targeting chronic  inflammatory illnesses that are widespread and prevalent in large markets. We have launched the inFoods® IBS product, which leverages this patented technology.

The inFoods® IBS product utilizes a simple blood test to identify patient-specific foods that, when eliminated from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation. Unlike broad and difficult-to-manage dietary restrictions, the inFoods® IBS product pinpoints a patient’s heightened immunoreactivity to specific foods known to frequently trigger IBS symptoms. By removing the foods identified as problematic, patients can achieve relief from their IBS symptoms.

We have launched our inFoods® product across numerous gastroenterology (“GI”) physician groups in various states and regions, including collaboration with one of the largest GI groups in the U.S. Feedback from GI specialty physicians have generally been positive, and we are actively expanding our network by onboarding additional physician practices. These GI practices are beginning to prescribe inFoods® IBS to their patients. Our dedicated sales team is deepening relationships within the GI segment and strategically targeting opportunities to introduce inFoods® to other medical specialties. By leveraging their expertise and building strong partnerships, our sales team is now working to engage with key physician groups outside the GI field such as integrated health practices and primary-care general practitioners. These efforts aim to broaden our market reach and enhance the overall adoption of inFoods® across various healthcare sectors and to capitalize on the distinct advantages of inFoods® for a strong foundation of meaningful growth in the future. We are also continuing to evaluate distribution, partnership and licensing opportunities with U.S. and multinational companies, which have the potential to significantly aid in the commercialization and accelerated growth of inFoods® products both domestically and internationally.

Beyond our inFoods® product line, our additional efforts have led to a significant milestone by receiving FDA clearance in December 2023 for hp+detect™, a new diagnostic test for detecting Helicobacter pylori (“H. pylori”) bacteria in the gastrointestinal tract. H. pylori is a widespread infection, affecting an estimated 35% of the U.S. population and 45% of the population in Europe’s five largest countries. This bacterium is recognized as the strongest known risk factor for gastric cancer, which is the third most common cause of cancer-related deaths globally.

The hp+detect™ test provides physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring the effectiveness and safety of treatments. The diagnostic test is marketed directly to laboratories, where patient samples are analyzed, and diagnoses are made. To support the launch and distribution of hp+detect™, we are actively promoting the test to large end-customer labs. This strategic initiative aims to enhance patient care by enabling timely and accurate detection of H. pylori infections.

Due to slower-than-expected launch of the Company’s key products, inFoods® IBS and hp+detect™, the Company has initiated significant cost-cutting measures to extend its cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15%. In addition, the Company is actively exploring strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Year Ended May 31,		Increase (Decrease)
	2024	2023	$	%
Clinical lab	$3,236,000	$3,310,000	$(74,000)	-2%
Over-the-counter	1,426,000	1,169,000	257,000	22%
Contract manufacturing	741,000	610,000	131,000	21%
Physician’s office	12,000	250,000	(238,000)	-95%
Total	$5,415,000	$5,339,000	$76,000	1%

For fiscal 2024, our net sales were approximately $5,415,000, representing an increase of $76,000, or 1%, compared to $5,339,000 for fiscal 2023. When comparing fiscal 2024 net sales excluding COVID-19 test sales from fiscal 2023, there is an increase of $290,000, or 5%. This growth was primarily attributable to the $257,000 increase in OTC Product sales that were within the UAE market, reflecting stronger demand and expanded distribution channels in the region. Additionally, a $131,000 increase in revenues from Contract Manufacturing projects contributed positively to our overall sales performance. These increases were partially offset by a $214,000 decline in sales of COVID-19 tests as the global pandemic situation stabilized.

Consolidated cost of sales for fiscal 2024 was approximately $4,804,000, or 89% of net sales, compared to $4,893,000, or 92% of net sales, for fiscal 2023, reflecting a slight decrease of $89,000, or 2%. The decrease was primarily driven by a $171,000 reduction due to the absence of COVID-related sales. However, this decline was partially offset by a $32,000 increase in OTC product costs and a $56,000 rise in contract manufacturing costs, reflecting higher sales in both categories during fiscal year 2024.

Operating Expenses

The following is a summary of operating expenses:

	Year Ended May 31,
	2024		2023		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$5,487,000	101%	$6,085,000	114%	$(598,000)	-10%
Research and Development	$1,491,000	28%	$1,584,000	30%	$(93,000)	-6%

Selling, General and Administrative Expenses

Our selling, general, and administrative expenses were approximately $5,487,000 for fiscal 2024, compared to $6,085,000 for fiscal 2023, a decrease of $598,000, or 10%. The reduction in fiscal 2024 was primarily due to decreases of $822,000 in legal expenses, $399,000 in bad debt expenses, and $247,000 in share-based compensation. These significant operating expense reductions were partially offset by strategic investments in key areas of our business, including a $535,000 expansion of our sales team, a $136,000 increase in sales commission expenses, and a $171,000 increase in outside services for sales and administration. Despite these increases, the overall cost reductions from the previous year underscore our commitment to strategically allocating capital and maintaining financial discipline while pursuing growth opportunities.

Research and Development

Our research and development expenses were approximately $1,491,000 for fiscal 2024 compared to $1,584,000 for fiscal 2023, a decrease of $93,000, or 6%. The decrease in fiscal 2024 was primarily driven by a reduction in share-based compensation expenses, which decreased by $45,000, and cost optimizations in our inFoods® R&D projects, resulting in savings of $47,000. For a detailed discussion of our ongoing research initiatives and their potential market impacts, please refer to the ‘Research and Development’ section in Item 1.

Dividend and Interest income

Dividend and interest income for fiscal 2024 and 2023 was approximately $431,000 and $133,000, respectively. The $298,000 increase was primarily driven by higher market interest rates on our cash and cash equivalents.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The following are the principal sources of liquidity:

	Year Ended May 31,
	2024	2023
Cash and cash equivalents	$4,170,000	$9,719,000
Working capital including cash and cash equivalents	$5,527,000	$10,852,000

As of May 31, 2024 and 2023, the Company had cash and cash equivalents of approximately $4,170,000 and $9,719,000, respectively. As of May 31, 2024 and 2023, the Company had working capital of approximately $5,527,000 and $10,852,000, respectively.

The Company’s ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and our new product launches;
●	Our need to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins as we grow; and
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce.

Management has analyzed the Company’s cash flow requirements through August 2025 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustain operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity, and seek other strategic alternatives.

As part of our efforts to reduce costs, we have initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% and a substantial reduction in other operating expenses.

As part of our financing plan, on September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC, as part of the registration statement filed on September 28, 2023, which was declared effective on September 29, 2023. This supplement was intended to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, the Company incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is approximately 229,000 shares per day and the high and low trading price of our stock during the same period of time was $1.25 and $0.50, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

The Company intends to use the net proceeds from this offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

Operating Activities

During fiscal 2024, cash used in operating activities was approximately $5,361,000, compared to $5,474,000 for fiscal 2023. The primary factors contributing to this were a loss of approximately $5,978,000, a decrease in inventory reserves of $205,000, an increase in accounts receivable of $215,000, an increase in inventories of $115,000 and a decrease in lease liability of $297,000. These were partially offset by an increase in accounts payable and accrued expenses of $246,000, and non-cash expenses of approximately $1,211,000.

During fiscal 2023, cash used in operating activities was approximately $5,474,000. The primary factors that contributed to this were a loss of approximately $7,140,000, an increase in accounts receivable of $291,000, a decrease in inventory reserves of $174,000, and a decrease in accounts payable and accrued expenses of $80,000 and a decrease in lease liability of $297,000. These were partially offset by an increase in the allowance on accounts receivable of $342,000, a decrease in inventories of $534,000, and non-cash expenses of approximately $1,536,000.

Investing Activities

During fiscal 2024, cash used in investing activities was approximately $115,000, as compared to $78,000 for fiscal 2023. During fiscal 2024, the Company purchased approximately $51,000 of property and equipment and had $64,000 in expenditures related to patents. During fiscal 2023, the Company purchased approximately $64,000 of property and equipment and had $14,000 in expenditures related to patents.

Financing Activities

Cash used in financing activities for fiscal 2024 was approximately $81,000, compared to cash provided by financing activities of $9,390,000 in fiscal 2023. In fiscal 2024, the Company did not receive any proceeds from the exercise of stock options, whereas in fiscal 2023, the Company received approximately $81,000 from such exercises.

During fiscal 2024 and 2023, the Company received approximately $0 and $9,309,000, respectively, in net proceeds from the sale of common stock. The common stock sold and issued in fiscal 2023 was issued under the Company’s shelf registration statement filed with the SEC on July 21, 2020 (the “2020 Shelf Registration Statement”) and declared effective by the SEC on September 30, 2020, and under the prospectus supplement filed with the SEC on January 22, 2021 (“2021 Prospectus Supplement”), and the prospectus supplement filed in conjunction with the Company’s underwritten public offering of common shares on March 7, 2023 (the “2023 Prospectus Supplement”) (See Shareholders’ Equity in the notes to the consolidated financial statements for further details about SEC registration statements). The 2020 Shelf Registration Statement registers common shares that may be issued by the Company in a maximum aggregate amount of up to $90,000,000. On January 22, 2021, we filed the 2021 Prospectus Supplement for the sale of up to $15,000,000 of shares of our common stock in an at-the-market offering under the 2020 Shelf Registration Statement, of which $5,290,000 was issued through March 7, 2023.

In March 2023, we terminated the at-the-market offering and sold 3,333,333 shares of our common stock in a firm commitment public offering under the 2020 Shelf Registration Statement at a price to the public of $2.40 per share, for total gross proceeds of $8,000,000, before deducting underwriting discounts and commissions and other offering-related expenses payable by the Company.

As of August 28, 2024, the date on which this Annual Report on Form 10-K for the fiscal year ended May 31, 2024, is filed with the SEC, our 2023 Registration Statement remains subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 because our public float is less than $75 million. For so long as the Company’s public float is less than $75 million, the aggregate market value of securities sold by the Company under the 2023 Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. We have not sold any of our common stock pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of filing this Annual Report on Form 10-K. For purposes of this limitation, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $7,037,587, based on 15,639,082 non-restricted shares of our outstanding common stock held by non-affiliates and a price of $0.45 per share, which was the price at which our common stock was last sold on the Nasdaq Capital Market on July 2, 2024 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. After giving effect to the $2,345,862 offering limit imposed by General Instruction I.B.6 of Form S-3, and after deducting the shares we sold within the preceding 12 months, as of the date of filing this Annual Report, we may sell $2,345,862 shares of our common stock at this time under the 2023 Shelf Registration Statement.

SUBSEQUENT EVENTS

As part of our ongoing efforts to reduce costs, we have implemented significant cost-cutting measures, including a workforce reduction of nearly 15% in July 2024.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2024.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, inventory overhead application, inventory reserve and share based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 of the Company’s consolidated financial statements for information on Significant Accounting Policies.

REVENUE RECOGNITION

The Company has various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and title passes. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to drug stores, e-commerce customers, and distributors, while physicians’ office products are sold to physicians and distributors. The Company does not allow for returns except in the event of defective merchandise and, therefore, does not establish an allowance for returns. Additionally, the Company has contracts with customers that provide purchase discounts for achieving specified sales volumes. The Company regularly evaluates the status of these contracts and does not believe any discounts will be given through the end of the contract periods.

For diagnostic testing services sold directly to patients or physician offices that require processing by a third-party CLIA-certified lab, we recognize revenue once the lab has completed the test results.

For services related to contract manufacturing, revenue is recognized when the service has been performed. Services for some contract work are invoiced and recognized as the project progresses.

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

We record valuation reserves for inventory items with excess quantities and obsolescence exposure. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Our inventory valuation reserves totaled $467,000 and $672,000 as of May 31, 2024 and 2023, representing approximately 16% and 25% of our inventory, respectively.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker (“CODM”). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments are to be applied prospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOMERICA, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) that are required in accordance with Rule 13a-14 of the Exchange Act. This “Disclosure Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2024. Based on that evaluation the CEO and CFO concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms; and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Company management, including the CEO and CFO concluded that, as of May 31, 2024, the Company’s internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended May 31, 2024, that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

On August 28, 2024, the Company entered into an employment agreement with their Chief Financial Officer, Mr. Gary Lu, wherein if Mr. Lu is terminated by the Company without cause, or if Mr. Lu voluntarily terminates his employment with the Company with cause, then the Company will be required to pay Mr. Lu a severance payment equal to twelve months of base salary. The definition of “cause” for each type of termination is found in the agreement, along with other material terms. This agreement is attached hereto as Exhibit 10.8.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (the “Proxy Statement”) for our 2024 Annual Meeting of Stockholders and is incorporated by reference herein. Our Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended May 31, 2024, pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information relating to our equity compensation plans as of May 31, 2024:

Securities Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Compensation Plans
Equity Compensation Plans Approved by Securities Holders	3,479,616	$2.53	89,801

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

3.	Exhibits

See below.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

3.2	Amended and Restated Bylaws, as adopted on July 24, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 26, 2023).

4.1	Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

4.2	Description of Capital Stock.

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated June 18, 2009, by and between Registrant and CNH, LLC for 17571 Von Karman Avenue, Irvine, CA 92614 (incorporated by reference to Exhibit 10.1 of the Company’s August 31, 2009 Form 10-Q filed October 16, 2009).

10.2	2014 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 29, 2014).

10.3	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2017).

10.4	2020 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2020).

10.5	Form of Executive Stock Option Agreement (attached herein).

10.6	Employment Agreement, dated March 1, 2023, by and between Biomerica, Inc. and Gary Lu.

10.7	2023 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 27, 2023 ).

10.8	Employment Agreement dated August 28, 2024 by and between Biomerica Inc. and Gary Lu.

21.1	List of Subsidiaries (attached herein).

23.1	Consent of Independent Registered Public Accounting Firm (Haskell & White LLP).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 28, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: August 28, 2024
Zackary S. Irani
Director, Chief Executive Officer

/s/ Gary Lu, CPA	Date: August 28, 2024
Gary Lu, CPA
Chief Financial Officer

/s/ Allen Barbieri	Date: August 28, 2024
Allen Barbieri
Director, Vice-Chairman

/s/ Jane Emerson, M.D., Ph.D.	Date: August 28, 2024
Jane Emerson, M.D., Ph.D.
Director

/s/ David Moatazedi	Date: August 28, 2024
David Moatazedi Director

/s/ Catherine Coste, CPA	Date: August 28, 2024
Catherine Coste, CPA
Director

BIOMERICA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Biomerica, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (the “Company”) as of May 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced recurring losses and negative cash flows from operations and has an accumulated deficit and limited liquid resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory Valuation

Critical Audit Matter Description

As described in Note 2 to the Company’s consolidated financial statements, the Company values inventory at the lower of cost or net realizable value with cost inclusive of estimates for reasonable allocations of labor and overhead costs. Also, management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Auditing the Company’s estimates for capitalized labor and overhead was challenging due to the extensive use of estimates throughout this process, including the amount of labor and overhead costs allocable to inventory production and the specific amount of labor and overhead costs allocable to ending inventory quantities. Auditing the Company’s estimates for slow-moving and obsolete inventories was challenging due to the inherently judgmental nature of forecasting future sales and usage of a significant number of diverse inventory items.

How the Critical Audit Matter Was Addressed in the Audit

To test the valuation of the Company’s inventory, we performed the following audit procedures:

●	Obtained an understanding of the methodologies and policies used by management to estimate capitalized labor and overhead and inventory reserves; we obtained an understanding of key internal controls and assessed their overall appropriateness;
●	Tested the reasonableness of the production labor and overhead cost pools and the reasonableness of inventory quantities produced; we recalculated the allocable labor and overhead rate per unit produced; we recalculated the amount of capitalized labor and overhead based on quantities on hand at the end of the fiscal year; we performed sensitivity analyses to determine the impact of adjustments to management’s estimates; and
●	Tested the accuracy of key data inputs that are the primary drivers for determining the quantitative inventory reserves; these inputs included inventory quantities on hand, approximate age of the inventory quantities, and estimated inventory reserve percentages.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2022.

Irvine, California
August 28, 2024

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2024	2023
Assets

Current Assets:
Cash and cash equivalents	$4,170,000	$9,719,000
Accounts receivable, net	947,000	722,000
Inventories, net	2,376,000	2,056,000
Prepaid expenses and other	238,000	300,000
Total current assets	7,731,000	12,797,000
Property and equipment, net of accumulated depreciation and amortization	201,000	213,000
Right-of-use assets, net of accumulated amortization of $910,000 and $617,000 as of May 31, 2024 and 2023, respectively	742,000	1,035,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $48,000 and $30,000 as of May 31, 2024 and 2023, respectively	212,000	165,000
Other assets	203,000	79,000
Total Assets	$9,254,000	$14,454,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,138,000	$892,000
Accrued compensation	655,000	696,000
Advances from customers	85,000	60,000
Lease liabilities, current portion	326,000	297,000
Total current liabilities	2,204,000	1,945,000
Lease liabilities, net of current portion	459,000	785,000
Total Liabilities	2,663,000	2,730,000

Commitments and contingencies (Note 9)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of May 31, 2024 and 2023	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of May 31, 2024 and 2023	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 16,821,646 issued and outstanding at May 31, 2024 and 2023, respectively	1,346,000	1,346,000
Additional paid-in capital	53,542,000	52,705,000
Accumulated other comprehensive loss	(102,000)	(110,000)
Accumulated deficit	(48,195,000)	(42,217,000)
Total Shareholders’ Equity	6,591,000	11,724,000
Total Liabilities and Shareholders’ Equity	$9,254,000	$14,454,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended May 31,
	2024	2023
Net sales	$5,415,000	$5,339,000
Cost of sales	(4,804,000)	(4,893,000)
Gross profit	611,000	446,000

Operating expenses:
Selling, general and administrative	5,487,000	6,085,000
Research and development	1,491,000	1,584,000
Total operating expense	6,978,000	7,669,000

Loss from operations	(6,367,000)	(7,223,000)

Other income:
Dividend and interest income	431,000	133,000
Other income	-	1,000
Total other income	431,000	134,000

Loss before income taxes	(5,936,000)	(7,089,000)

Provision for income taxes	(42,000)	(51,000)

Net loss	$(5,978,000)	$(7,140,000)

Basic net loss per common share	$(0.36)	$(0.50)

Diluted net loss per common share	$(0.36)	$(0.50)

Weighted average number of common and common equivalent shares:
Basic	16,821,646	14,154,269

Diluted	16,821,646	14,154,269

Net loss	$(5,978,000)	$(7,140,000)

Other comprehensive loss, net of tax:
Foreign currency translation	8,000	(36,000)

Comprehensive loss	$(5,970,000)	$(7,176,000)

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Biomerica, Inc.

Consolidated Statements Shareholders’ Equity

For the Year Ended May 31, 2024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at May 31, 2022	12,867,924	$1,029,000	$42,447,000	$(74,000)	$(35,077,000)	$8,325,000
Exercise of stock options	46,500	4,000	77,000	-	-	81,000
Net proceeds from ATM	573,889	46,000	1,915,000	-	-	1,961,000
Shares issued in connection with public offering	3,333,333	267,000	7,081,000	-	-	7,348,000
Foreign currency translation	-	-	-	(36,000)	-	(36,000)
Compensation expense in connection with options granted	-	-	1,185,000	-	-	1,185,000
Net loss	-	-	-	-	(7,140,000)	(7,140,000)
Balances at May 31, 2023	16,821,646	1,346,000	52,705,000	(110,000)	(42,217,000)	11,724,000
Foreign currency translation	-	-	-	8,000	-	8,000
Compensation expense in connection with options granted	-	-	837,000	-	-	837,000
Net loss	-	-	-	-	(5,978,000)	(5,978,000)
Balances at May 31, 2024	16,821,646	$1,346,000	$53,542,000	$(102,000)	$(48,195,000)	$6,591,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31
	2024	2023
Cash flows from operating activities:
Net loss	$(5,978,000)	$(7,140,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,000	84,000
(Recovery) provision for allowance for credit losses	(10,000)	342,000
Inventory reserve	(205,000)	(174,000)
Share-based compensation	837,000	1,185,000
Amortization of right-of-use asset	293,000	267,000
Changes in assets and liabilities:
Accounts receivable	(215,000)	(291,000)
Inventories	(115,000)	534,000
Prepaid expenses and other	62,000	20,000
Other assets	(44,000)	18,000
Accounts payable and accrued expenses	246,000	(80,000)
Accrued compensation	(41,000)	49,000
Advances from customers	25,000	9,000
Reduction in lease liabilities	(297,000)	(297,000)
Net cash used in operating activities	(5,361,000)	(5,474,000)

Cash flows from investing activities:
Purchases of property and equipment	(51,000)	(64,000)
Expenditures related to intangibles	(64,000)	(14,000)
Net cash used in investing activities	(115,000)	(78,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	-	10,014,000
Deferred offering costs	(81,000)	-
Costs from sale of common stock	-	(705,000)
Proceeds from exercise of stock options	-	81,000
Net cash (used in) provided by financing activities	(81,000)	9,390,000

Effect of exchange rate changes in cash	8,000	(36,000)
Net (decrease) increase in cash and cash equivalents	(5,549,000)	3,802,000

Cash and cash equivalents at beginning of year	9,719,000	5,917,000

Cash and cash equivalents at end of year	$4,170,000	$9,719,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$41,000	$51,000

Non-cash investing and financing activities:

Write off of fixed assets, cost	$-	$40,000

Write off of fixed assets, accumulated depreciation	$-	$40,000

Write off of intangible assets, cost	$-	$6,000

Write off of intangible assets, accumulated amortization	$-	$6,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2024 AND 2023

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

Due to the global COVID-19 pandemic, in March 2020, we began selling these COVID-19 related diagnostic tests during fiscal 2021, and we experienced significant revenues from such sales during fiscal 2021 and 2022 with lesser sales in fiscal 2023. Due to falling demand, there were no sales of our COVID-19 related products in fiscal 2024. As such, our COVID-19 product sales caused significant swings in our revenues over the past 4 years.

The other existing products that contributed to our 2024 revenues are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. These diagnostic test products utilize immunoassay technology. Most of our products are Conformite Europeenne (“CE”) marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2024 and 2023, include the accounts of Biomerica, Inc. (“Biomerica”) as well as its wholly-owned German subsidiary (“BioEurope GmbH”) and Mexican subsidiary (“Biomerica de Mexico”). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates also impact the reported amounts of revenues and expenses during the reporting period. Key estimates include the allowance for doubtful accounts, based on both current and historical practices with customers; variable consideration in revenue recognition, estimated based on agreements that include guarantees of specified profit margins, requiring adjustments based on actual sales performance and market conditions, stock option forfeiture rates, calculated using historical data; and inventory obsolescence, where inventory is stated at the lower of cost or net realizable value (NRV) and assessed through judgments based on projected and historical usage of materials. The valuation of lease liabilities and right-of-use assets also involves assumptions such as the borrowing rate at lease commencement and the likelihood of lease extensions.

These estimates are critical to our financial reporting, and actual results could materially differ from those estimates.

LIQUIDITY AND GOING CONCERN

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $48 million as of May 31, 2024. As of May 31, 2024, the Company had cash and cash equivalents of approximately $4,170,000 and working capital of approximately $5,527,000.

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

On March 7, 2023, the Company sold 3,333,333 shares of common stock in a firm commitment public offering at a gross sales price of $2.40 per share, with net total proceeds, after deducting issuance fees and expenses of $700,000, of approximately $7,300,000. As a result of this public offering, the Company terminated the ATM offering agreement.

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC, as part of the registration statement filed on September 28, 2023, which was declared effective on September 29, 2023. This supplement was intended to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, the Company incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is approximately 229,000 shares per day and the high and low trading price of our stock during the same period of time was $1.25 and $0.50, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

The Company intends to use the net proceeds from this offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

As of May 31, 2024 and 2023, the Company had cash and cash equivalents of approximately $4,170,000 and $9,719,000, respectively. As of May 31, 2024 and 2023, the Company had working capital of approximately $5,527,000 and $10,852,000, respectively.

The Company’s ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and our new product launches;
●	Our need to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins as we grow; and
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce.

Management has analyzed the Company’s cash flow requirements through August 2025 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustain operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity, and seek other strategic alternatives. While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

The Company’s consolidated financial statements as of May 31, 2024 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than the amount recorded on a historical basis. The Company’s consolidated financial instruments consist of its cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of the Company’s financial instruments approximate their fair values. The Company also maintains an investment in privately held company (see below).

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

Our net sales were approximately $5,415,000 for fiscal 2024, compared to $5,339,000 for fiscal 2023. For the fiscal years ended May 31, 2024, and 2023, the Company had one distributor each year that accounted for 33% and 35% of our net sales, respectively.

Total gross receivables as of May 31, 2024, and 2023 were approximately $966,000 and $751,000, respectively. As of May 31, 2024, and 2023, the Company had four and one distributor, respectively, that accounted for a total of 64% and 36% of gross accounts receivable. Of the 64% as of May 31, 2024, 37% was owed by a distributor in Asia.

For the fiscal year ended May 31, 2024, the Company had one vendor which accounted for 16% of the purchases of raw materials. For the fiscal year ended May 31, 2023, the Company did not have any significant concentration of vendor spend for raw materials.

GEOGRAPHIC CONCENTRATION

As of May 31, 2024 and 2023, approximately $537,000 and $626,000, respectively, of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively.

As of May 31, 2024 and 2023, approximately $14,000 and $17,000, respectively, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico.

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

As of May 31, 2024 and 2023, the Company has established an allowance of approximately $19,000 and $29,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaids, until either the inventory is physically received or the insurance and other items are utilized.

As of May 31, 2024 and 2023, the prepaids were approximately $238,000 and $300,000, respectively, comprised of prepayments to insurance and various other suppliers.

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

The following is a summary of approximate net inventories:

	May 31,
	2024	2023
Raw materials	$1,519,000	$1,677,000
Work in progress	1,145,000	869,000
Finished products	179,000	182,000
Total gross inventory	$2,843,000	$2,728,000
Inventory reserve	(467,000)	(672,000)
Net inventory	$2,376,000	$2,056,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of May 31, 2024 and 2023, inventory reserves were approximately $467,000 and $672,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to approximately $63,000 and $66,000 for the years ended May 31, 2024 and 2023, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization amounted to approximately $18,000 for the years ended May 31, 2024 and 2023.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. There was no impairment of intangible assets for the years ended May 31, 2024 and 2023.

INVESTMENTS

The Company has made investments in a privately held Polish distributor, which is primarily engaged in distributing medical products and devices, including the distribution of the products sold by the Company. The Company invested approximately $165,000 into the Polish distributor and owns approximately 6% of the investee.

Equity holdings in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence (“Cost Method Holdings”) are accounted for at the Company’s initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar holding or security of the same issuer. Dividends received are recorded as other dividend and interest income.

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of May 31, 2024 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the year ended May 31, 2024.

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

The Company expensed approximately $837,000 and $1,185,000 of share-based compensation during the years ended May 31, 2024 and 2023, respectively.

In applying the Black-Scholes option-pricing model, the following assumptions used in the valuation of awards issued for years ended May 31, 2024 and 2023:

	For the year ended May 31,
	2024	2023
Dividend yield	0%	0%
Expected volatility	100.54 - 111.98%	98.81 - 101.77%
Risk free interest rate	4.0 - 4.59%	3.12 - 3.35%
Expected term	4.69 - 6.25 years	6.25 years

REVENUE RECOGNITION

The Company has various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and title passes. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to drug stores, e-commerce customers, and distributors, while physicians’ office products are sold to physicians and distributors. The Company does not allow returns except in cases of defective merchandise, and therefore, does not establish an allowance for returns. Additionally, the Company has contracts with customers that provide purchase discounts contingent on achieving specified sales volumes. These contracts are regularly evaluated, and the Company does not anticipate granting any discounts through the end of the contract period.

Furthermore, the Company offers margin guarantees to certain retail drug store customers to ensure a minimum profit margin. Should pricing adjustments cause these margins to fall below the agreed-upon thresholds, the Company is committed to compensating for the shortfall. This arrangement introduces variable consideration into our revenue recognition process. These considerations are estimated monthly based on actual sales and potential price reductions, ensuring accurate and compliant revenue reporting.

For diagnostic testing services sold directly to patients or physician offices that require processing by a third-party CLIA-certified lab, we recognize revenue once the lab has completed the test results.

For services related to contract manufacturing, revenue is recognized when the service has been performed. Services for some contract work are invoiced and recognized as the project progresses.

As of May 31, 2024, the Company had approximately $85,000 of advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is an approximate breakdown of revenues according to primary markets to which the products are sold:

	For Year Ended May 31,
	2024	2023
Clinical lab	$3,236,000	$3,310,000
Over-the-counter	1,426,000	1,169,000
Contract manufacturing	741,000	610,000
Physician’s office	12,000	250,000
Total	$5,415,000	$5,339,000

See Note 8 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $1,491,000 and $1,584,000 of research and development costs during the years ended May 31, 2024 and 2023, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years and the benefits of net operating loss and tax credit carryforwards. These temporary differences and the benefits of net operating loss and tax credit carryforwards are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. As of May 31, 2024 and 2023, in accordance with ASC 740, the Company has a valuation allowance for all of its net deferred tax assets. During the year ended May 31, 2024, this valuation allowance was increased to $10,369,000, which fully covers the net deferred tax asset of $10,369,000.

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

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $101,000 and $156,000 for the years ended May 31, 2024 and 2023, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the year, and revenues and costs are translated using average exchange rates for the year. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transaction gains or losses that are included in the consolidated statements of operations for the years ended May 31, 2024 and 2023.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amounts of anti-dilutive stock options not included in the loss per share calculation for the years ended May 31, 2024 and 2023 were 3,479,616 and 2,342,616, respectively.

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

REPORTING COMPREHENSIVE LOSS

Comprehensive loss represents net loss and any revenues, expenses, gains and losses that, under GAAP, are excluded from net loss and recognized directly as a component of shareholders’ equity. Items of other comprehensive loss consist solely of foreign currency translation adjustments for the years ended May 31, 2024 and 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on the Company’s present or future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13. This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-03 on June 1, 2023, and the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker (“CODM”). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments are to be applied prospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

NOTE 3: PROPERTY AND EQUIPMENT, NET

The following is an approximate breakdown of property and equipment, net of accumulated depreciation:

	May 31,
	2024	2023
Equipment	$1,384,000	$1,333,000
Furniture, fixtures and leasehold improvements	211,000	211,000
Less accumulated depreciation	(1,394,000)	(1,331,000)
Net property and equipment	$201,000	$213,000

NOTE 4: INTANGIBLE ASSETS, NET

The following is an approximate breakdown of intangible assets, net of accumulated amortization:

	May 31,
	2024	2023
Patents	$260,000	$196,000
Less accumulated amortization-patents	(48,000)	(31,000)
Intangible assets, net	$212,000	$165,000

Expected amortization of intangible assets for the years ending May 31:

2025	$18,000
2026	18,000
2027	18,000
2028	18,000
2029	18,000
Thereafter	122,000
Total	$212,000

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is an approximate breakdown of accounts payable and accrued expenses balances:

	May 31,
	2024	2023
Accounts payable	$288,000	$344,000
Accrued expenses	850,000	548,000
Total	$1,138,000	$892,000

As of May 31, 2024, the Company had two vendors that accounted for 69% of accounts payable. As of May 31, 2023, the Company had one vendor that accounted for 23% of accounts payable.

NOTE 6: SHAREHOLDERS’ EQUITY

STOCK OPTION AND RESTRICTED STOCK PLANS

In December 2014, the Company adopted and shareholders approved a stock option and restricted stock plan (the “2014 Plan”). Subsequently, in December 2017, the Company adopted and shareholders approved a stock option and restricted stock plan (the “2017 Plan”). In February 2020, the Board approved the 2020 Stock Incentive Plan (the “2020 Plan”, and collectively with the 2014 Plan and 2017 Plan, the “Equity Incentive Plans”) and on December 11, 2020, the shareholders of the Company approved the 2020 Plan. In April 20, 2023, the Board approved the Company’s 2023 Stock Incentive Plan and on December 7, 2023, the shareholders of the Company approved the 2023 Plan.

The Equity Incentive Plans provide that non-qualified options and incentive stock options and restricted stock may be granted to directors, affiliates, employees, or consultants of the Company. The Equity Incentive Plans authorize awards representing up to 850,000, 900,000, 900,000, and 1,200,000 shares of the Company’s common stock to be issued under the 2014 Plan, 2017 Plan, 2020 Plan, and 2023 Plan, respectively. Awards granted under the Equity Incentive Plans typically vest over 4 years. Options granted under the Equity Incentive Plans will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant. The 2014 Plan expires in December 2024, the 2017 Plan expires in December 2027, the 2020 Plan expires in December 2030, and 2023 Plan expires on April 20, 2033.

Stock-based compensation expense for the years ended May 31, 2024 and 2023 is as follows:

	For the Year Ended May 31,
	2024	2023
Cost of sales	$70,000	$143,000
Selling, general and administrative	742,000	971,000
Research and development	25,000	71,000
Total stock option expense	$837,000	$1,185,000

Activity as to aggregate stock options outstanding is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding at May 31, 2022	2,321,616	$3.72	$1,838,000
Options granted	243,000	$2.70	$-
Options exercised	(46,500)	$1.73	$90,000
Options canceled or expired	(175,500)	$5.56	$-
Options Outstanding at May 31, 2023	2,342,616	$3.52	$146,000
Options granted	1,338,500	$1.13	$-
Options canceled or expired	(201,500)	$4.64	$-
Options Outstanding at May 31, 2024	3,479,616	$2.53	$-
Options vested and exercisable at May 31, 2024	2,047,712	$3.23	$-

The weighted average grant date fair value of options granted during 2024 and 2023 were $0.80 and $2.19, respectively.

On May 31, 2024, total compensation cost related to non-vested stock option awards not yet recognized totaled approximately $1,265,000. The weighted-average period over which this amount is expected to be recognized is 2.37 years. The weighted average remaining contractual term of options that were exercisable on May 31, 2024 was 4.97 years. The weighted average remaining contractual term of options that were vested, exercisable, or expected to vest on May 31, 2024 was 6.62 years.

COMMON STOCK ACTIVITY

On January 22, 2021, the Company filed a prospectus supplement to the base prospectus included in a registration statement filed with the SEC on July 21, 2020, and declared effective by the SEC on September 30, 2020, for purposes of selling up to $15,000,000 in the ATM Offering, as defined in Rule 415 promulgated under the Securities Act.

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

During the year ended May 31, 2023 the Company sold 573,889 shares of its common stock at prices ranging from $3.15 to $4.26 pursuant to the ATM Offering, which resulted in gross proceeds of approximately $2,014,000 and net proceeds to the Company of $1,961,000, after deducting commissions for each sale and legal, accounting, and other fees related to the offering in the amount of $53,000.

On March 7, 2023, the Company sold 3,333,333 shares of common stock in a firm commitment public offering at a gross sales price of $2.40 per share, with net total proceeds, after deducting issuance fees and expenses of $700,000, of approximately $7,300,000. As a result of this public offering, the Company terminated the ATM offering agreement.

On September 28, 2023, the Company filed a “shelf” registration statement on Form S-3 with the SEC, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC, as part of the registration statement filed on September 28, 2023, which was declared effective on September 29, 2023. This supplement was intended to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act.

During the year ended May 31, 2024, the Company has not sold any shares of its common stock through the ATM Offering.

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

NOTE 7: INCOME TAXES

Provision for income taxes for the years ended May 31 consists of the following:

	For the Year Ended May 31,
	2024	2023
Current:
U.S. Federal	$-	$-
Foreign Taxes Subsidiaries	(41,000)	(50,000)
State and local	(1,000)	(1,000)
Total current	(42,000)	(51,000)
Deferred:
U.S. Federal	-	-
State and local	-	-
Total deferred	-	-
Income tax expense	$(42,000)	$(51,000)

Provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate applicable for each year (21% for 2024 and 2023) to pretax income as a result of the following:

	For the Year Ended May 31,
	2024	2023
Computed “expected” tax benefit	$1,247,000	1,490,000
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(1,428,000)	(1,973,000)
State income taxes, net of federal benefit	459,000	583,000
Permanent tax differences and other	(148,000)	(17,000)
Stock based compensation benefit	-	(5,000)
Foreign taxes of subsidiaries	(172,000)	(129,000)
Income tax expense	$(42,000)	$(51,000)

The tax effect of significant temporary differences is presented below:

	May 31,
	2024	2023
Deferred tax assets:
Accounts receivable, principally due to allowance for credit losses	$5,000	$8,000
Inventory valuation	131,000	188,000
Compensated absences	144,000	118,000
Net operating loss carryforwards	6,658,000	5,817,000
Tax credit carryforwards	1,380,000	1,239,000
Deferred rent expense/capitalized leases	11,000	11,000
Stock options	1,561,000	1,296,000
Sec 174 capitalized costs	501,000	284,000
Losses of foreign subsidiaries and other, net	2,000	-
Accumulated depreciation and amortization	(24,000)	(21,000)
Total deferred tax assets	10,369,000	8,940,000
Less valuation allowance	(10,369,000)	(8,940,000)
Net deferred tax asset	$-	$-

The Company has provided a valuation allowance of approximately $10,369,000 and $8,940,000 as of May 31, 2024 and 2023, respectively. The net change in the valuation allowance for the years ended May 31, 2024 and 2023 was an increase of $1,429,000 and $1,973,000, respectively. The Company has recorded a full valuation allowance against its United States and foreign deferred tax assets in each of the years ended May 31, 2024 and 2023 because the Company’s management believes that it is more likely than not that these assets will not be realized.

On May 31, 2024, the Company has Federal income tax net operating loss carryforwards of approximately $24,384,000. On May 31, 2024, the Company has California state income tax net operating loss carryforwards of approximately $22,014,000. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2024 and 2038 for federal and state purposes, respectively. Federal net operating losses beginning in 2018 have no expiration date.

On May 31, 2024, the Company has Federal research and development tax credit carryforward of approximately $888,000. The Federal credits begin to expire in 2028. The Company also had similar credit carryforwards for state purposes of $623,000 on May 31, 2024, which do not expire.

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

For the year ended May 31, 2024, the Company performed an analysis and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future, and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal 2018.

NOTE 8: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	For the Year Ended May 31,
	2024	2023
Revenues from sales to unaffiliated customers:
Asia	$1,881,000	$2,021,000
Europe	1,438,000	1,798,000
North America	1,285,000	1,470,000
Middle East	800,000	39,000
South America	11,000	11,000
Total	$5,415,000	$5,339,000

NOTE 9: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases facilities in Irvine, California and Mexicali, Mexico.

As of May 31, 2024, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California. The lease for its headquarters expires in August 2026. The Company has the option to extend the lease for an additional five-year term. The Company made a security deposit of approximately $22,000.

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

The following table presents information on our operating leases for the years ended May 31, 2024 and 2023:

	For the Year Ended May 31,
	2024	2023
Operating lease cost	$353,000	$353,000
Variable lease cost	11,000	-
Short-term lease cost	14,000	5,000
Total lease cost	$378,000	$358,000

The future minimum lease payments of the Company’s operating lease liabilities by fiscal year are as follows:

Year Ending May 31,
Operating Leases
2025	$365,000
2026	376,000
2027	101,000
Total minimum future lease payments	842,000
Less: imputed interest	57,000
Total operating lease liabilities	$785,000

The following table summarizes the Company’s other supplemental lease information for the years ended May 31, 2024 and 2023:

	For the Year Ended May 31,
	2024	2023
Cash paid for operating lease liabilities	$356,000	$347,000
Weighted-average remaining lease term (years)	2.27	3.27
Weighted-average discount rate	6.50%	6.50%

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

There were no legal proceedings pending as of May 31, 2024.

CONTRACTS

Contracts and Licensing Agreements

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expenses of approximately $10,000 and $13,000 is included in cost of sales for the agreement for each of the years ended May 31, 2024 and 2023, respectively. Sales of products manufactured under these agreements comprise approximately 1% and 2% of total sales for the years ended May 31, 2024 and 2023, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business. The Company has other royalty agreements; however, they are not considered material.

Clinical Trial Agreements

There are no Clinical Trial Agreements for each of the years ended May 31, 2024 and 2023.

NOTE 10: SUBSEQUENT EVENTS

As part of our ongoing efforts to reduce costs, we have implemented significant cost-cutting measures, including a workforce reduction of nearly 15% in July 2024.

