Form 10-Q
period 2024-08-31
BIOMERICA INC
filed 2024-10-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 15, 2024 was 16,821,646.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2024	May 31, 2024
Assets

Current Assets:
Cash and cash equivalents	$2,820,000	$4,170,000
Accounts receivable, net	1,551,000	947,000
Inventories, net	1,942,000	2,376,000
Prepaid expenses and other	132,000	238,000
Total current assets	6,445,000	7,731,000
Property and equipment, net of accumulated depreciation and amortization	184,000	201,000
Right-of-use assets, net of accumulated amortization of $986,000 and $910,000 as of August 31, 2024 and May 31, 2024, respectively	666,000	742,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $53,000 and $48,000 as of August 31, 2024 and May 31, 2024, respectively	207,000	212,000
Other assets	203,000	203,000
Total Assets	$7,870,000	$9,254,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,089,000	$1,138,000
Accrued compensation	643,000	655,000
Advances from customers	85,000	85,000
Lease liabilities, current portion	334,000	326,000
Total current liabilities	2,151,000	2,204,000
Lease liabilities, net of current portion	373,000	459,000
Total Liabilities	2,524,000	2,663,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of August 31, 2024 and May 31, 2024	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of August 31, 2024 and May 31, 2024	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 16,821,646 issued and outstanding at August 31, 2024 and May 31, 2024, respectively	1,346,000	1,346,000
Additional paid-in capital	53,619,000	53,542,000
Accumulated other comprehensive loss	(108,000)	(102,000)
Accumulated deficit	(49,511,000)	(48,195,000)
Total Shareholders’ Equity	5,346,000	6,591,000
Total Liabilities and Shareholders’ Equity	$7,870,000	$9,254,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended August 31,
	2024	2023
Net sales	$1,807,000	$1,713,000
Cost of sales	(1,518,000)	(1,301,000)
Gross profit	289,000	412,000

Operating expenses:
Selling, general and administrative	1,360,000	1,172,000
Research and development	297,000	472,000
Total operating expense	1,657,000	1,644,000

Loss from operations	(1,368,000)	(1,232,000)

Other income:
Dividend and interest income	56,000	123,000
Total other income	56,000	123,000

Loss before income taxes	(1,312,000)	(1,109,000)

Provision for income taxes	(4,000)	(23,000)

Net loss	$(1,316,000)	$(1,132,000)

Basic net loss per common share	$(0.08)	$(0.07)

Diluted net loss per common share	$(0.08)	$(0.07)

Weighted average number of common and common equivalent shares:
Basic	16,821,646	16,821,646

Diluted	16,821,646	16,821,646

Net loss	$(1,316,000)	$(1,132,000)

Other comprehensive loss, net of tax:
Foreign currency translation	(6,000)	6,000

Comprehensive loss	$(1,322,000)	$(1,126,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended August 31, 2023

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balances at May 31, 2023	16,821,646	$1,346,000	$52,705,000	$(110,000)	$(42,217,000)	$11,724,000
Foreign currency translation	-	-	-	6,000	-	6,000
Share-based compensation	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	(1,132,000)	(1,132,000)
Balances at August 31, 2023	16,821,646	$1,346,000	$52,875,000	$(104,000)	$(43,349,000)	$10,768,000

For the Three Months Ended August 31, 2024

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balances at May 31, 2024	16,821,646	$1,346,000	$53,542,000	$(102,000)	$(48,195,000)	$6,591,000
Foreign currency translation	-	-	-	(6,000)	-	(6,000)
Share-based compensation	-	-	77,000	-	-	77,000
Net loss	-	-	-	-	(1,316,000)	(1,316,000)
Balances at August 31, 2024	16,821,646	$1,346,000	$53,619,000	$(108,000)	$(49,511,000)	$5,346,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,316,000)	$(1,132,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,000	21,000
Provision for allowance for credit losses	12,000	-
Inventory reserve	5,000	(140,000)
Share-based compensation	77,000	170,000
Amortization of right-of-use asset	76,000	71,000
Changes in assets and liabilities:
Accounts receivable	(616,000)	(708,000)
Inventories	429,000	319,000
Prepaid expenses and other	106,000	21,000
Other assets	-	(17,000)
Accounts payable and accrued expenses	(49,000)	(179,000)
Accrued compensation	(11,000)	(29,000)
Advances from customers	-	-
Reduction in lease liabilities	(78,000)	(71,000)
Net cash used in operating activities	(1,344,000)	(1,674,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(21,000)
Expenditures related to intangibles	-	(42,000)
Net cash used in investing activities	-	(63,000)

Effect of exchange rate changes in cash	(6,000)	6,000
Net decrease in cash and cash equivalents	(1,350,000)	(1,731,000)

Cash and cash equivalents at beginning of year	4,170,000	9,719,000

Cash and cash equivalents at end of year	$2,820,000	$7,988,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$4,000	$23,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) is a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians’ offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test products utilize immunoassay technology to analyze blood, urine, nasal, or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, and to measure the level of specific hormones, antibodies, antigens, or other substances, which may exist in the human body in extremely small concentrations. Our other existing products are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. Company’s products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread, common, and address very large markets. Our inFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, and constipation. Instead of broad and difficult to manage dietary restrictions, the inFoods® IBS product works by identifying specific foods that may be causing an abnormally high immune response in the patient. A food identified as positive, which is causing an abnormal immune response in the patient, is simply removed from the diet to help alleviate IBS symptoms.

Our existing medical diagnostic products are sold worldwide primarily in two markets: a) clinical laboratories and b) point-of-care (physicians’ offices and over-the-counter drugstores such as Walmart and CVS Pharmacy). Most of our products are Conformite Europeenne (“CE”) marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2024. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2025. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2024. Management has evaluated all subsequent events and transactions through the date of filing this report.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and its wholly-owned subsidiaries Biomerica de Mexico and BioEurope GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

In order to prepare our consolidated financial statements in conformity with GAAP, we must make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Different assumptions or conditions may cause actual results to differ materially from these estimates. We monitor significant estimates made during the preparation of our financial statements on an ongoing basis. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities, right-of-use assets and share based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

MARKETS AND METHODS OF DISTRIBUTION

The majority of the Company’s revenues come from the sale of products it manufactures in the U.S. and Mexico, with certain raw materials sourced from Asia and other regions. The Company’s diagnostic business serves a diverse customer base that includes both domestic and international distributors, as well as hospitals, clinical laboratories, medical research institutions, pharmaceutical companies, drugstores, wholesalers, physicians’ offices, and e-commerce customers. A significant portion of the Company’s revenues are derived from international sales.

The Company employs a Director of Sales and Marketing for Europe and South America, based in Germany, who has over 20 years of experience in diagnostics and life sciences. This individual’s international business experience and multilingual capabilities have facilitated strong relationships across Europe, Eastern Europe, Middle East, Latin America, Canada, and the U.S. The Company expects continued growth through the addition of new distributors and product lines in these regions.

The Company markets its diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, and its internal sales team. The two primary markets the Company targets are clinical laboratories and point-of-care testing, including physicians’ offices and over-the-counter drug stores.

LIQUIDITY AND GOING CONCERN

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $49.5 million as of August 31, 2024. As of August 31, 2024, the Company had cash and cash equivalents of approximately $2,820,000 and working capital of approximately $4,294,000.

On July 21, 2020, the Company filed with the Securities and Exchange Commission (“SEC”) a Form S-3 shelf registration statement and base prospectus which was declared effective by the SEC on September 30, 2020. The 2020 Shelf Registration Statement registered common shares that could be issued by the Company in a maximum aggregate amount of up to $90,000,000.

On January 22, 2021, the Company filed a prospectus supplement to the base prospectus included in a registration statement filed with the SEC on July 21, 2020, and declared effective by the SEC on September 30, 2020, for purposes of selling up to $15,000,000 in “at-the-market” offerings, as defined in Rule 415 promulgated under the Securities Act (the “2021 ATM Offering”).

During the year ended May 31, 2023, the Company sold 573,889 shares of its common stock at prices ranging from $3.15 to $4.26 pursuant to the 2021 ATM Offering, which resulted in gross proceeds of approximately $2,014,000 and net proceeds to the Company of $1,961,000, after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $53,000.

On March 7, 2023, the Company sold 3,333,333 shares of common stock in a firm commitment public offering at a gross sales price of $2.40 per share, with net total proceeds, after deducting issuance fees and expenses of $700,000, of approximately $7,300,000. As a result of this public offering, the Company terminated the 2021 ATM Offering.

As part of our financing plan, on September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, the Company incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is 83,068 shares per day and the high and low trading price of our stock during the same period of time was $0.59 and $0.28, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

The Company intends to use the net proceeds from this offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern over the next twelve months is influenced by several factors, including:

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

Management has analyzed the Company’s cash flow requirements through November 2025 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

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

As part of our efforts to reduce costs, we have initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% in July 2024 and a substantial reduction in other operating expenses.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

The Company’s consolidated financial statements as of August 31, 2024 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Consolidated net sales were approximately $1,807,000 for the three months ended August 31, 2024, compared to $1,713,000 for the same period in 2023. For the three months ended August 31, 2024, the Company had two key customers located in North America and Asia, respectively, who collectively accounted for 55% of net sales. For the three months ended August 31, 2023, the Company had one key customer located in a Asia, accounting for 59% of net sales.

As of August 31, 2024, and May 31, 2024, total gross receivables were approximately $1,582,000 and $966,000, respectively. On these dates, the Company had two and four key customers, respectively, located in Asia and Europe. These customers accounted for 67% and 64% of the gross accounts receivable, respectively.

For the three months ended August 31, 2024, and 2023, two and one key vendors accounted for 34% and 12% of the purchases of raw materials, respectively. As of August 31, 2024, and May 31, 2024, one and two key vendors represented 24% and 69% of the Company’s accounts payable, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE, NET

The Company extends unsecured credit to its customers on a regular basis. International accounts are usually required to prepay until they establish a history with the Company and at that time, they are extended credit at levels. Initial credit levels for individual distributors are approved by designated officers and managers of the Company based on various criteria. All increases in credit limits are also approved by designated upper-level management.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) 326) on June 1, 2023. ASC 326 adds to U.S. GAAP the current expected credit loss (“CECL”) model, a measurement model based on expected losses rather than incurred losses. Prior to the adoption of ASC 326, the Company evaluated receivables on a quarterly basis and adjusted the allowance for doubtful accounts accordingly. Balances over 90 days old were usually reserved unless collection was reasonably assured. Under the application of ASC 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally, certain long-standing customers who routinely place large orders will have unusually large receivable balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

As of August 31, 2024 and May 31, 2024, the Company has established a reserve of approximately $31,000 and $19,000 respectively, for credit losses.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of August 31, 2024 and May 31, 2024, the prepaids were approximately $132,000 and $238,000, respectively, comprised of prepayments to insurance and various other suppliers.

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

Net inventories are approximately the following:

	August 31, 2024	May 31, 2024
Raw materials	$1,442,000	$1,519,000
Work in progress	756,000	1,145,000
Finished products	216,000	179,000
Total gross inventory	2,414,000	2,843,000
Inventory reserves	(472,000)	(467,000)
Net inventory	$1,942,000	$2,376,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of August 31, 2024, and May 31, 2024, inventory reserves were approximately $472,000 and $467,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment was approximately $17,000 and $16,000 for the three months ended August 31, 2024 and 2023, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on ASC 350 Intangibles – Goodwill and Other, In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization expense was approximately $4,000 and $5,000 for the three months ended August 31, 2024 and 2023, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there is any impairment. During the three months ended August 31, 2024, and 2023, there were no impairment adjustments.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of August 31, 2024 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holdings during the period ended August 31, 2024.

SHARE-BASED COMPENSATION

The Company follows the guidance of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited exercise activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The Company expensed approximately $77,000 and $170,000 of share-based compensation during the three months ended August 31, 2024 and 2023, respectively.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the three months ended August 31, 2024:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2024	3,479,616	$2.53
Granted	67,000	0.44
Cancelled or expired	(240,500)	2.03
Options Outstanding at August 31, 2024	3,306,116	$2.53

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

As of August 31, 2024, the Company had approximately $85,000 in advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,
	2024	2023
Clinical lab	$1,278,000	$1,289,000
Over-the-counter	187,000	303,000
Contract manufacturing	339,000	117,000
Physician’s office	3,000	4,000
Total	$1,807,000	$1,713,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $297,000 and $472,000 of research and development costs during the three months ended August 31, 2024 and 2023, respectively.

INCOME TAXES

The Company had income tax expense for the three months ended August 31, 2024 of approximately $4,000, consisting of state minimum and foreign miscellaneous taxes. During the three months ended August 31, 2024, the Company had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of August 31, 2024.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended August 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

The Company reports the cost of advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $14,000 and $30,000 for the three months ended August 31, 2024 and 2023, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations for the three months ended August 31, 2024 and 2023.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation at August 31, 2024 and 2023 was 3,306,116 and 2,363,116, respectively.

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

NOTE 3: SHAREHOLDERS’ EQUITY

On September 28, 2023, the Company filed a “shelf” registration statement on Form S-3 with the SEC, which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act. No shares of common stock or other equity securities of the Company were sold under the shelf registration statement during the three months ended August 31, 2024.

NOTE 4: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended August 31,
	2024	2023
Revenues from sales to unaffiliated customers:
Asia	$817,000	$1,026,000
Europe	470,000	327,000
North America	427,000	355,000
Middle East	90,000	-
South America	3,000	5,000
Total	$1,807,000	$1,713,000

As of August 31, 2024 and May 31, 2024, approximately $575,000 and $537,000 of Biomerica’s gross inventory was located in Mexicali, Mexico, respectively.

As of August 31, 2024 and May 31, 2024, approximately $13,000 and $14,000 of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

The Company leases facilities in Irvine, California and Mexicali, Mexico.

As of August 31, 2024, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California. The lease for its headquarters expires in August 2026. The Company has the option to extend the lease for an additional five-year term. The Company made a security deposit of approximately $22,000.

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

The following table presents information on our operating leases for the three months ended August 31, 2024 and 2023:

	Three Months Ended August 31,
	2024	2023
Operating lease cost	$88,000	$88,000
Variable lease cost	2,000	3,000
Short-term lease cost	2,000	5,000
Total lease cost	$92,000	$96,000

The approximate maturity of lease liabilities as of August 31, 2024 are as follows:

Year Ending May 31:
Operating Leases
2025 (excluding the three months ended August 31, 2024)	$368,000
2026	378,000
2027	7,000
Total minimum future lease payments	753,000
Less: imputed interest	46,000
Total operating lease liabilities	$707,000

The following table summarizes the Company’s other supplemental lease information for the three months ended August 31, 2024 and 2023:

	Three Months Ended August 31,
	2024	2023
Cash paid for operating lease liabilities	$90,000	$87,000
Weighted-average remaining lease term (years)	2.02	3.02
Weighted-average discount rate	6.50%	6.50%

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

There were no legal proceedings pending as of August 31, 2024.

NOTE 7: SUBSEQUENT EVENTS

Note noted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Report and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (our 2024 Annual Report). This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results of operations may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of our 2024 Annual Report.

OVERVIEW

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications . They can also be used to measure or detect the presence and levels of specific bacteria, hormones, antibodies, antigens and other substances, which may exist in the human body in extremely small concentrations. Our products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our extensive range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings, including physicians’ offices and over-the-counter sales at major retailers such as Walmart, CVS Pharmacy, and Amazon. Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the FDA for sale in the United States.

Technological advances in medical diagnostics have enabled diagnostic tests to be performed not only in clinical laboratories but also at home and at the point-of-care in physicians’ offices. One of our key objectives has been to develop and market rapid diagnostic tests that are accurate, utilize easily obtained patient specimens, and are simple to perform without the need for complex instrumentation. Our home use (over-the-counter) and professional use (physicians’ office, clinics, etc.) rapid diagnostic test products help manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe our rapid point-of-care tests, when properly used, can be as accurate as laboratory tests. Our products require limited to no instrumentation, deliver reliable results in minutes, and can be performed with confidence at home or in a physician’s office.

We invest resources in the research and development of new products designed to diagnose and, in some cases, treat several major medical diseases. These products are either internally developed or licensed from others. Our experienced and highly trained technical personnel, including Ph.D. holders and other scientists, are dedicated to developing new products and managing technology transfer activities. Our technical staff, many of whom have extensive experience from previous employment at large diagnostic manufacturing companies, bring a wealth of industry knowledge. Additionally, we rely on our Scientific Advisory Board, comprised of leading medical doctors and clinicians, to guide our clinical studies and product development efforts.

A key outcome from our recent research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative product is designed to treat gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases. The DGT product targets chronic inflammatory illnesses that are widespread and prevalent in large markets. We have launched the inFoods® IBS product, which leverages this patented technology.

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

We launched our inFoods® product across numerous gastroenterology (“GI”) physician groups in various states and regions, including collaboration with one of the largest GI groups in the U.S. Feedback from GI specialty physicians have generally been positive, and we are actively expanding our network by onboarding additional physician practices. These GI practices are beginning to prescribe inFoods® IBS to their patients. Our dedicated sales team is deepening relationships within the GI segment and strategically targeting opportunities to introduce inFoods® to other medical specialties. By leveraging their expertise and building strong partnerships, our sales team is now working to engage with key physician groups outside the GI field such as integrated health practices and primary-care general practitioners. These efforts aim to broaden our market reach and enhance the overall adoption of inFoods® across various healthcare sectors and to capitalize on the distinct advantages of inFoods® for a strong foundation of meaningful growth in the future. We are also continuing to evaluate distribution, partnership and licensing opportunities with U.S. and multinational companies, which have the potential to significantly aid in the commercialization and accelerated growth of inFoods® products both domestically and internationally.

Beyond the inFoods® product line, the Company has achieved a significant milestone with the development of hp+detect™, a diagnostic test designed to detect Helicobacter pylori (“H. pylori”) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the U.S. population and 45% of the population in Europe’s largest countries. This bacterium is the strongest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths worldwide.

The hp+detect™ test offers physicians and medical centers a reliable tool for diagnosing H. pylori infections and monitoring treatment efficacy. The test is marketed directly to laboratories, where patient samples are processed to provide timely and accurate diagnoses. To support the widespread adoption and distribution of hp+detect™, the Company is actively engaging with large reference laboratories, aiming to improve patient outcomes through early detection and effective treatment of H. pylori infections.

Due to the slower-than-expected launch of the Company’s key products, inFoods® IBS and hp+detect™, the Company has initiated significant cost-cutting measures to extend its cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% during this fiscal quarter, which incurred one-time labor costs such as severance, impacting typical cost trends and margins. In addition, the Company is actively exploring strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Increase (Decrease)
	August 31, 2024	August 31, 2023	$	%
Clinical lab	$1,278,000	$1,289,000	$(11,000)	-1%
Over-the-counter	187,000	303,000	(116,000)	-38%
Contract manufacturing	339,000	117,000	222,000	190%
Physician’s office	3,000	4,000	(1,000)	-25%
Net Sales	$1,807,000	$1,713,000	$94,000	5%

For the three months ended August 31, 2024, consolidated net sales reached approximately $1,807,000, compared to $1,713,000 for the same period in 2023, representing an increase of $94,000, or 5%. This growth was largely driven by a $222,000 increase in higher demand from new and existing customers as well as new contract manufacturing agreements. However, over-the-counter (“OTC”) sales in the retail market declined by $116,000. In 2023, OTC sales benefited from the rollout of our products with CVS, which included large upfront orders. Additionally, this quarter’s performance was impacted by timing delays in clinical lab orders from our distributor in Asia.

For the three months ended August 31, 2024, consolidated cost of sales amounted to approximately $1,518,000, or 84% of net sales, compared to $1,301,000, or 76% of net sales, for the same period in 2023, representing an increase of $217,000, or 17%. A key driver of the cost increase was directly correlated to the growth in contract manufacturing sales. Additionally, direct labor costs were significantly impacted by one-time severance expenses related to the reduction in force (“RIF”) executed in July, which elevated labor costs and negatively impacted gross margins. Gross margin was negatively impacted by 12% by the one-time RIF expenses within the fiscal quarter. Excluding these RIF-related costs, gross margins are consistent with the prior period.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended August 31,
	2024		2023		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,360,000	75%	$1,172,000	68%	$188,000	16%
Research and Development	$297,000	16%	$472,000	28%	$(175,000)	-37%

Selling, General and Administrative Expenses

For the three months ended August 31, 2024, consolidated selling, general, and administrative expenses were approximately $1,360,000, compared to $1,172,000 for the same period in 2023, reflecting an increase of $188,000, or 16%. This increase was primarily driven by one-time severance expenses related to the July RIF and introduction of a sales force, which did not exist in the prior year. The new sales team added $146,000 in additional costs compared to the prior period. Legal expenses also rose by $64,000, as the prior year benefited from a one-time discount on legal fees related to settlement work. Excluding this discount, legal spending would have been consistent with historical levels.

Research and Development

For the three months ended August 31, 2024, consolidated research and development (“R&D”) expenses totaled approximately $297,000, representing a decrease of 37% from $472,000 in the same period of 2023. This $175,000 reduction was primarily driven by an $86,000 decline in R&D wages resulting from the one-time severance expenses associated with the RIF executed in July. In line with the Company’s strategic initiatives for cost-cutting measures, several clinical trials were reduced, resulting in decreased expenditures. Additionally, with the commercialization of inFoods® IBS, there has been a deliberate reduction in R&D allocations to this area, contributing to an overall decrease of $80,000 in related expenses.

Interest and Dividend Income

For the three months ended August 31, 2024, interest and dividend income totaled approximately $56,000, compared to $123,000 for the corresponding period in 2023, representing a decrease of $67,000, or 54%. This reduction was primarily attributable to lower market interest rates affecting our lower cash balances, which had decreased by August 31, 2024.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The following are the principal sources of liquidity:

	August 31, 2024	May 31, 2024
Cash and cash equivalents	$2,820,000	$4,170,000
Working capital including cash and cash equivalents	$4,294,000	$5,527,000

As of August 31, 2024 and May 31, 2024, the Company had cash and cash equivalents of approximately $2,820,000 and $4,170,000, respectively. As of August 31, 2024 and May 31, 2024, the Company had working capital of approximately $4,294,000 and $5,527,000, respectively.

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

Management has analyzed the Company’s cash flow requirements through November 2025 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

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

As part of our efforts to reduce costs, we have initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% in July 2024 and a substantial reduction in other operating expenses.

As part of our financing plan, on September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective on September 29, 2023, allowing us to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the we filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through at-the-market (“ATM”) offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, we incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is approximately 83,068 shares per day and the high and low trading price of our stock during the same period of time was $0.59 and $0.28, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

We intend to use the net proceeds from the ATM offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Operating Activities

During the three months ended August 31, 2024, cash used in operating activities was approximately $1,344,000. The primary factors that contributed to this were a loss of approximately $1,316,000, an increase in accounts receivable of $616,000, and a decrease in lease liability of $78,000. These were partially offset by a decrease in inventories of $429,000, a decrease in prepaid expenses and other of $106,000, and non-cash expenses of approximately $191,000.

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

Investing Activities

During the three months ended August 31, 2024, we did not acquire any new property, equipment, or patents.

During the three months ended August 31, 2023, cash used in investing activities was approximately $63,000. During the three months ended August 31, 2023, we purchased approximately $21,000 of property and equipment and had $42,000 in expenditures related to patents.

Financing Activities

During the three months ended August 31, 2024, and 2023, the Company did not have any cash provided by financing activities, with no net proceeds from the sale of common stock or stock option exercises.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of August 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. We evaluate and base our estimates and assumptions on historical experience and various other factors and circumstances that we believe to be reasonable. Different assumptions or conditions may cause actual results to differ materially from these estimates. We continue to monitor significant estimates made during the preparation of our financial statements. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. There have been no significant changes to our critical accounting policies from those disclosed in our 2024 Annual Report. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving its objectives.

Based on their evaluation as of August 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the “reasonable assurance” level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q (our “Quarterly Report”) was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations; and (2) accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2024 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From  time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of August 31, 2024, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on the our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISKS FACTORS

Investing in our common stock involves certain risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended August 31, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A, Risk Factors, of our 2024 Annual Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1**	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

BIOMERICA, INC.

Date:	October 15, 2024
		By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date:	October 15, 2024
		By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

