Form 10-Q
period 2024-11-30
BIOMERICA INC
filed 2025-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024 or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of January 14, 2025, was 18,336,994.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2024	May 31, 2024
Assets

Current Assets:
Cash and cash equivalents	$2,372,000	$4,170,000
Accounts receivable, net	1,326,000	947,000
Inventories, net	1,789,000	2,376,000
Prepaid expenses and other	458,000	238,000
Total current assets	5,945,000	7,731,000
Property and equipment, net of accumulated depreciation and amortization of $1,428,000 and $1,394,000 as of November 30, 2024 and May 31, 2024, respectively	167,000	201,000
Right-of-use assets, net of accumulated amortization of $1,064,000 and $910,000 as of November 30, 2024 and May 31, 2024, respectively	588,000	742,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $57,000 and $49,000 as of November 30, 2024 and May 31, 2024, respectively	236,000	212,000
Other assets	173,000	203,000
Total Assets	$7,274,000	$9,254,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$848,000	$1,138,000
Accrued compensation	601,000	655,000
Advances from customers	85,000	85,000
Lease liabilities, current portion	342,000	326,000
Total current liabilities	1,876,000	2,204,000
Lease liabilities, net of current portion	284,000	459,000
Total Liabilities	2,160,000	2,663,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of November 30, 2024 and May 31, 2024	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of November 30, 2024 and May 31, 2024	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 18,336,994 and 16,821,646 issued and outstanding at November 30, 2024 and May 31, 2024, respectively	1,467,000	1,346,000
Additional paid-in-capital	54,220,000	53,542,000
Accumulated other comprehensive loss	(112,000)	(102,000)
Accumulated deficit	(50,461,000)	(48,195,000)
Total Shareholders’ Equity	5,114,000	6,591,000
Total Liabilities and Shareholders’ Equity	$7,274,000	$9,254,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2024	2023	2024	2023
Net sales	$1,636,000	$1,567,000	$3,444,000	$3,281,000
Cost of sales	(1,199,000)	(1,242,000)	(2,720,000)	(2,541,000)
Gross profit	437,000	325,000	724,000	740,000

Operating expenses:
Selling, general and administrative	1,173,000	1,521,000	2,533,000	2,696,000
Research and development	257,000	412,000	554,000	883,000
Total operating expenses	1,430,000	1,933,000	3,087,000	3,579,000

Loss from operations	(993,000)	(1,608,000)	(2,363,000)	(2,839,000)

Other income:
Interest and dividend income	40,000	109,000	97,000	231,000
Total other income	40,000	109,000	97,000	231,000

Loss before income taxes	(953,000)	(1,499,000)	(2,266,000)	(2,608,000)

Benefit (provision) for income taxes	3,000	(8,000)	-	(31,000)

Net loss	$(950,000)	$(1,507,000)	$(2,266,000)	$(2,639,000)

Basic net loss per common share	$(0.06)	$(0.09)	$(0.13)	$(0.16)

Diluted net loss per common share	$(0.06)	$(0.09)	$(0.13)	$(0.16)

Weighted average number of common and common equivalent shares:
Basic	17,121,436	16,821,646	16,970,722	16,821,646

Diluted	17,121,436	16,821,646	16,970,722	16,821,646

Net loss	$(950,000)	$(1,507,000)	$(2,266,000)	$(2,639,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(4,000)	-	(10,000)	6,000

Comprehensive loss	$(954,000)	$(1,507,000)	$(2,276,000)	$(2,633,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months Ended November 30, 2023

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2023	16,821,646	$1,346,000	$52,705,000	$(110,000)	$(42,217,000)	$11,724,000
Foreign currency translation	-	-	-	6,000	-	6,000
Share-based compensation	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	(1,132,000)	(1,132,000)
Balances at August 31, 2023	16,821,646	1,346,000	52,875,000	(104,000)	(43,349,000)	10,768,000
Foreign currency translation	-	-	-	-	-	-
Share-based compensation	-	-	122,000	-	-	122,000
Net loss	-	-	-	-	(1,507,000)	(1,507,000)
Balances at November 30, 2023	16,821,646	$1,346,000	$52,997,000	$(104,000)	$(44,856,000)	$9,383,000

For the Three and Six Months Ended November 30, 2024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2024	16,821,646	$1,346,000	$53,542,000	$(102,000)	$(48,195,000)	$6,591,000
Foreign currency translation	-	-	-	(6,000)	-	(6,000)
Share-based compensation	-	-	77,000	-	-	77,000
Net loss	-	-	-	-	(1,316,000)	(1,316,000)
Balances at August 31, 2024	16,821,646	1,346,000	53,619,000	(108,000)	(49,511,000)	5,346,000
Foreign currency translation	-	-	-	(4,000)	-	(4,000)
Net proceeds from ATM	1,515,348	121,000	446,000	-	-	567,000
Share-based compensation	-	-	155,000	-	-	155,000
Net loss	-	-	-	-	(950,000)	(950,000)
Balances at November 30, 2024	18,336,994	$1,467,000	$54,220,000	$(112,000)	$(50,461,000)	$5,114,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended November 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,266,000)	$(2,639,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,000	39,000
Provision for allowance for credit losses	8,000	(7,000)
Inventory reserve	2,000	(174,000)
Share-based compensation	232,000	292,000
Amortization of right-of-use asset	154,000	144,000
Changes in assets and liabilities:
Accounts receivable	(387,000)	(338,000)
Inventories	585,000	390,000
Prepaid expenses and other	(9,000)	77,000
Other assets	6,000	(17,000)
Accounts payable and accrued expenses	(290,000)	(110,000)
Accrued compensation	(54,000)	(28,000)
Reduction in lease liabilities	(159,000)	(145,000)
Net cash used in operating activities	(2,135,000)	(2,516,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(27,000)
Expenditures related to intangibles	(33,000)	(48,000)
Net cash used in investing activities	(33,000)	(75,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	392,000	-
Costs from sale of common stock	(36,000)	-
Deferred offering costs	24,000	-
Net cash provided by financing activities	380,000	-

Effect of exchange rate changes on cash	(10,000)	6,000
Net decrease in cash and cash equivalents	(1,798,000)	(2,585,000)

Cash and cash equivalents at beginning of year	4,170,000	9,719,000

Cash and cash equivalents at end of period	$2,372,000	$7,134,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$30,000

Non-cash investing and financing activities:
Stock Issuance Receivable	$211,000	$-

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

Our existing medical diagnostic products are sold worldwide primarily in two markets: a) clinical laboratories and b) point-of-care (physicians’ offices and over-the-counter). Most of our products are Conformite Europeenne (“CE”) marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2024. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2025. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2024. Management has evaluated all subsequent events and transactions through the date of filing this report.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities, right-of-use assets and share-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

MARKETS AND METHODS OF DISTRIBUTION

The majority of the Company’s revenues come from the sale of products it manufactures in the U.S. and Mexico, with certain raw materials sourced from the U.S. Asia and other regions. The Company’s diagnostic business serves a diverse customer base that includes both domestic and international distributors, as well as hospitals, clinical laboratories, medical research institutions, pharmaceutical companies, wholesalers, physicians’ offices, and direct sales to consumers from its website. A significant portion of the Company’s revenues are derived from international sales.

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

The Company markets its diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, and through its internal sales team. The two primary markets the Company targets are clinical laboratories and patient point-of-care testing.

LIQUIDITY AND GOING CONCERN

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $50.5 million as of November 30, 2024. As of November 30, 2024, the Company had cash and cash equivalents of approximately $2,372,000 and working capital of approximately $4,069,000.

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

As part of our financing plan, on September 28, 2023, we filed a new “shelf” registration statement on Form S-3 with the SEC, to replace the expiring S-3 that was filed in July 2020, which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, the Company incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is 886,303 shares per day and the high and low trading price of our stock during the same period of time was $0.48 and $0.26, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

The Company intends to use the net proceeds from any funds raised through the ATM offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

During the six months ended November 30, 2024, the Company sold 1,515,348 shares of its common stock at prices ranging from $0.36 to $0.47 pursuant to the May 2024 ATM Offering, which resulted in gross proceeds of approximately $603,000 and net proceeds to the Company of $567,000, after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $36,000.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and sales within the US of existing products, and from our new product launches;
●	Our need to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain or increase gross margins as we grow;
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce; and
●	Certain SEC regulations that limit the amount of capital the Company can raise through issuance of its equity.

Management has analyzed the Company’s cash flow requirements through February 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

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

As part of our efforts to reduce costs, we are executing significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures included a workforce reduction of nearly 15% in July 2024 and a substantial reduction in other operating expenses. Additionally, we have successfully raised $567,000 in net proceeds from the May 2024 ATM offering, providing additional liquidity to support our operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

The Company’s consolidated financial statements as of November 30, 2024 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, the Company has uninsured balances. The Company does not believe it is exposed to any significant credit risks from the financial institution.

The Company provides credit in the normal course of business to customers throughout the U.S. and in foreign markets. The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances.

Consolidated net sales were approximately $1,636,000 and $1,567,000 for the three months ended November 30, 2024 and 2023, respectively, and approximately $3,444,000 and $3,281,000 for the six months ended November 30, 2024 and 2023, respectively.

For the three months ended November 30, 2024, the Company had four key customers who are located in the Middle East, Asia and Europe, which accounted for 58% of net consolidated sales. For the three months ended November 30, 2023, the Company had two key customers who are located in foreign countries which accounted for 52% of net consolidated sales. For the six months ended November 30, 2024, the Company had two key customers who are located in North America and Asia which accounted for 46% of net consolidated sales. For the six months ended November 30, 2023, the Company had one key customer who is located in Asia which accounted for 49% of net consolidated sales.

As of November 30, 2024 and May 31, 2024, total gross receivables were approximately $1,353,000 and $966,000, respectively. On these dates, the Company had five and four key customers, respectively, located in North America, Asia and Europe. These customers accounted for 78% and 64% of the gross accounts receivable, respectively.

For the three months ended November 30, 2024, the Company had two key vendors which accounted for 32% of the purchases of raw materials. For the three months ended November 30, 2023, the Company had five key vendors which accounted for 75% of the purchases of raw materials. For the six months ended November 30, 2024, the Company had two vendors which accounted for 24% of the purchases of raw materials. For the six months ended November 30, 2023, the Company had five vendors which accounted for 76% of the purchases of raw materials.

As of November 30, 2024 and May 31, 2024, the Company had two key vendors which accounted for 41% and 69% respectively, of accounts payable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers as part of its standard business practices. International customers are typically required to prepay until a credit history with the Company is established, at which point credit levels are determined based on various criteria. Initial credit limits for distributors are approved by designated officers or managers, while any increases require authorization from upper-level management.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) 326) on June 1, 2023. ASC 326 adds to U.S. GAAP the current expected credit loss (“CECL”) model, a measurement model based on expected losses rather than incurred losses. Prior to the adoption of ASC 326, the Company evaluated receivables on a quarterly basis and adjusted the allowance for accordingly. Balances over ninety days old were usually reserved for unless collection was reasonably assured. Under the application of ASC 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally, certain long-standing customers who routinely place large orders will have unusually large receivable balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

As of November 30, 2024 and May 31, 2024, the Company has established a reserve of approximately $27,000 and $19,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of November 30, 2024 and May 31, 2024, the prepaids expenses were approximately $458,000 and $238,000, respectively, and were composed of prepayments to insurance and various other suppliers.

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

Net inventories are approximately the following:

	November 30, 2024	May 31, 2024
Raw materials	$1,298,000	$1,519,000
Work in progress	857,000	1,145,000
Finished products	103,000	179,000
Total gross inventory	2,258,000	2,843,000
Inventory reserves	(469,000)	(467,000)
Net inventory	$1,789,000	$2,376,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of November 30, 2024, and May 31, 2024, inventory reserves were approximately $469,000 and $467,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $17,000 and $15,000 for the three months ended November 30, 2024 and 2023, respectively, and approximately $34,000 and $30,000 for the six months ended November 30, 2024 and 2023, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights and patents, and are accounted for based on ASC 350 Intangibles – Goodwill and Other. In that regard, intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization expense was approximately $4,000 for the three months ended November 30, 2024, and 2023, respectively, and approximately $8,000 for the six months ended November 30, 2024, and 2023, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. During the six months ended November 30, 2024 and 2023, there were no impairment adjustments.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of November 30, 2024 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holdings during the period ended November 30, 2024.

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

During the three months ended November 30, 2024, the Company expensed approximately $155,000 in share-based compensation, compared to $122,000 for the same period in 2023. For the six months ended November 30, share-based compensation expenses were approximately $232,000 in 2024 and $292,000 in 2023.

The following summary presents the options granted, exercised, expired, cancelled and outstanding for the six months ended November 30, 2024:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2024	3,479,616	$2.53
Granted	67,000	0.44
Cancelled or expired	(332,000)	2.15
Options Outstanding at November 30, 2024	3,214,616	$2.53

REVENUE RECOGNITION

The Company has various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred and title passes. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to e-commerce customers, and distributors, while physicians’ office products are sold to physicians and distributors. The Company does not allow returns except in cases of defective merchandise, and therefore, does not establish an allowance for returns. Additionally, the Company has contracts with customers that provide purchase discounts contingent on achieving specified sales volumes. These contracts are regularly evaluated, and the Company does not anticipate granting any discounts through the end of the contract period.

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

As of November 30, 2024, the Company had approximately $85,000 in advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Six Months Ended November 30,
	2024	2023	2024	2023
Clinical lab	$777,000	$992,000	$2,057,000	$2,283,000
Over-the-counter	596,000	443,000	782,000	745,000
Contract manufacturing	260,000	131,000	599,000	248,000
Physician’s office	3,000	1,000	6,000	5,000
Total	$1,636,000	$1,567,000	$3,444,000	$3,281,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $257,000 and $412,000 of research and development costs during the three months ended November 30, 2024 and 2023, respectively, and approximately $554,000 and $883,000 of research and development costs during the six months ended November 30, 2024 and 2023, respectively.

INCOME TAXES

For the three months ended November 30, 2024, the Company had an income tax expense of approximately $3,000. For the six months ended November 30, 2024, the Company had an income tax expense of approximately $0. These expenses consisted of state minimum taxes and miscellaneous foreign taxes. During the three and six months ended November 30, 2024, the Company had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of November 30, 2024.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended November 30, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

The Company reports the cost of advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $12,000 and $26,000 for the three months ended November 30, 2024 and 2023, respectively, and approximately $26,000 and $56,000 during the six months ended November 30, 2024 and 2023, respectively

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations for the three and six months ended November 30, 2024 and 2023.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation on November 30, 2024 and 2023 was 3,214,616 and 2,280,116, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on the Company’s present or future consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker (“CODM”). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The ASU includes enhanced disclosure requirements, which mandates enhanced transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

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

On November 30, 2023, the Company did not have an open ATM offering in place. No shares of common stock or other equity securities of the Company were sold under the shelf registration statement during the six months ended November 30, 2023. During the six months ended November 30, 2024, the Company sold 1,515,348 shares of its common stock at prices ranging from $0.36 to $0.47 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $603,000 and net proceeds to the Company of approximately $567,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

NOTE 4: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2024	2023	2024	2023
Revenues from sales to unaffiliated customers:
Asia	$431,000	$606,000	$1,248,000	$1,632,000
North America	551,000	320,000	978,000	676,000
Europe	311,000	428,000	782,000	754,000
Middle East	341,000	212,000	431,000	213,000
South America	2,000	1,000	5,000	6,000
Total	$1,636,000	$1,567,000	$3,444,000	$3,281,000

As of November 30, 2024 and May 31, 2024, approximately $512,000 and $537,000 of the Company’s gross inventory was located in Mexicali, Mexico, respectively.

As of November 30, 2024 and May 31, 2024, approximately $12,000 and $14,000 of the Company’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

The Company leases facilities in Irvine, California and Mexicali, Mexico.

As of November 30, 2024, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California. The lease for its headquarters expires in August 2026. The Company has the option to extend the lease for an additional five-year term. The Company made a security deposit of approximately $22,000.

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

The following table presents information on our operating leases for the three and six months ended November 30, 2024 and 2023:

	Three Months Ended November 30,		Six Months Ended November 30,
	2024	2023	2024	2023
Operating lease cost	$88,000	$88,000	$176,000	176,000
Variable lease cost	2,000	2,000	5,000	5,000
Short-term lease cost	3,000	1,000	4,000	2,000
Total lease cost	$93,000	$91,000	$185,000	$183,000

The approximate maturity of lease liabilities as of November 30, 2024 are as follows:

Operating
Year Ending November 30:	Leases
2025 (excluding the six months ended November 30, 2024)	$371,000
2026	290,000
Total minimum future lease payments	661,000
Less: imputed interest	35,000
Total operating lease liabilities	$626,000

The following table summarizes the Company’s other supplemental lease information for the six months ended November 30, 2024 and 2023:

	Six Months Ended November 30,
	2024	2023

Cash paid for operating lease liabilities	$182,000	$177,000
Weighted-average remaining lease term (years)	1.07	2.77
Weighted-average discount rate	6.50%	6.50%

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

There were no material legal proceedings pending as of November 30, 2024.

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

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications. They can also be used to measure or detect the presence and levels of specific bacteria, hormones, antibodies, antigens and other substances, which may exist in the human body in extremely small concentrations. Our products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our extensive range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings. Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the FDA for sale in the United States.

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

A key outcome from our research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative technology is designed to treat gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases. The DGT product targets chronic inflammatory illnesses that are widespread and prevalent in large markets. We have launched the inFoods® IBS product, which leverages this patented technology.

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

Due to the slower-than-expected launch of the Company’s key products, inFoods® IBS and hp+detect™, the Company has initiated significant cost-cutting measures to extend its cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% during this fiscal year, which incurred costs such as severance, impacting typical cost trends and margins. Additionally, we raised $567,000 in net proceeds from the ATM offering filed in May 2024, providing additional liquidity to support our operations. The Company is actively exploring strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Three months ended November 30, 2024

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Increase (Decrease)
	2024	2023	$	%
Clinical lab	$777,000	$992,000	$(215,000)	-22%
Over-the-counter	596,000	443,000	153,000	35%
Contract manufacturing	260,000	131,000	129,000	98%
Physician’s office	3,000	1,000	2,000	200%
Total	$1,636,000	$1,567,000	$69,000	4%

Consolidated net sales were approximately $1,636,000 for the three months ended November 30, 2024, as compared to $1,567,000 for the three months ended November 30, 2023, an increase of approximately $69,000, or 4%. This increase for the three months ended November 30, 2024, was primarily driven by higher sales of Aware® products in the Middle East market and increased contract manufacturing billings. However, these increases were partially offset by a decrease in clinic lab sales, which experienced volatility due to periodic and timing of orders.

Consolidated cost of sales were approximately $1,199,000, or 73% of net sales, for the three months ended November 30, 2024, as compared to $1,242,000, or 79% of net sales, for the three months ended November 30, 2023, a decrease of approximately $43,000, or 3%. The decrease for the three months ended November 30, 2024, was primarily driven by the reduction in force (“RIF”) executed in July 2024, which helped to decrease labor costs for the quarter.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended November 30,
	2024		2023		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,173,000	72%	$1,521,000	97%	$(348,000)	-23%
Research and Development	$257,000	16%	$412,000	26%	$(155,000)	-38%

Selling, General and Administrative Expenses

For the three months ended November 30, 2024, consolidated selling, general, and administrative expenses amounted to approximately $1,173,000, compared to $1,521,000 for the corresponding period in 2023, a decrease of $348,000 or 23%. This decrease was primarily due to the RIF implemented in July 2024, which helped to reduce payroll expenses by approximately $175,000. Additionally, the absence of a sales reserve for over-the-counter (“OTC”) products, which was recorded in the prior year due to retail market activity, contributed to a further $229,000 reduction. This reduction partially offset an increase in sales commissions of $73,000 attributable to enhanced sales activities in the Middle East.

Research and Development

For the three months ended November 30, 2024, consolidated research and development (“R&D”) expenses totalled approximately $257,000, representing a decrease of 38% from $412,000 in the same period of 2023. This $155,000 reduction was primarily driven by a $156,000 decline in R&D wages resulting from the RIF executed in July 2024.

Interest and Dividend Income

For the three months ended November 30, 2024, interest and dividend income totaled approximately $40,000, compared to $109,000 for the corresponding period in 2023, representing a decrease of $69,000, or 63%. This reduction was primarily attributable to lower market interest rates affecting our lower cash balances, which had decreased by November 30, 2024.

Six months ended November 30, 2024

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Six Months Ended November 30,		Increase (Decrease)
	2024	2023	$	%
Clinical lab	$2,057,000	$2,283,000	$(226,000)	-10%
Over-the-counter	782,000	745,000	37,000	5%
Contract manufacturing	599,000	248,000	351,000	142%
Physician’s office	6,000	5,000	1,000	20%
Total	$3,444,000	$3,281,000	$163,000	5%

For the six months ended November 30, 2024, consolidated net sales reached approximately $3,444,000, compared to $3,281,000 for the same period in 2023, representing an increase of $163,000, or 5%. This increase for the six months ended November 30, 2024, was primarily driven by increased contract manufacturing billings. However, these increases were partially offset by a decrease in clinic lab sales, which experienced volatility due to periodic and infrequent orders.

For the six months ended November 30, 2024, consolidated cost of sales was approximately $2,720,000, or 79% of net sales, compared to $2,541,000, or 77% of net sales, for the same period in 2023. This represents an increase of $179,000, or 7%. A key driver of the cost increase was directly correlated with the growth in contract manufacturing sales. Additionally, direct labor costs were significantly impacted by the RIF executed in July 2024, which decreased labor costs and improved gross margins.

Operating Expenses

The following is a summary of operating expenses:

	Six Months Ended November 30,
	2024		2023		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$2,533,000	74%	$2,696,000	82%	$(163,000)	-6%
Research and Development	$554,000	16%	$883,000	27%	$(329,000)	-37%

Selling, General and Administrative Expenses

For the six months ended November 30, 2024, consolidated selling, general, and administrative expenses totaled approximately $2,533,000, compared to $2,696,000 for the same period in 2023. This represents a decrease of $163,000, or 6%. The decrease was primarily attributed to the absence of a sales reserve for OTC products that was present in the prior year, which contributed to a $229,000 reduction in expenses.  However, this decrease was partially offset by an increase in sales commissions of $95,000, attributable to enhanced sales activities in the Middle East.

Research and Development

For the six months ended November 30, 2024, consolidated R&D expenses totaled approximately $554,000, representing a decrease of 37% from $883,000 in the same period of 2023. This $329,000 decrease was primarily driven by a $242,000 decline in R&D wages resulting from the RIF executed in July 2024. In line with the Company’s strategic initiatives for cost-cutting measures, several clinical trials were scaled back, resulting in decreased expenditures. Additionally, with the commercialization of inFoods® IBS, there has been a deliberate reduction in R&D allocations to this area, contributing to an overall decrease of $74,000 in related expenses.

Interest and Dividend Income

For the six months ended November 30, 2024, interest and dividend income totaled approximately $97,000, compared to $231,000 for the corresponding period in 2024, representing a decrease of $134,000, or 58%. This reduction was primarily attributable to lower market interest rates affecting our lower cash balances, which had decreased by November 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

The following are the principal sources of liquidity:

	November 30, 2024	May 31, 2024
Cash and cash equivalents	$2,372,000	$4,170,000
Working capital including cash and cash equivalents	$4,069,000	$5,527,000

As of November 30, 2024 and May 31, 2024, the Company had cash and cash equivalents of approximately $2,372,000 and $4,170,000, respectively. As of November 30, 2024 and May 31, 2024, the Company had working capital of approximately $4,069,000 and $5,527,000, respectively.

The Company’s ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and our new product launches;
●	Our need to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins as we grow;
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce; and
●	Certain SEC regulations that limit the amount of capital the Company can raise through issuance of its equity.

Management has analyzed the Company’s cash flow requirements through February 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

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

As part of our efforts to reduce costs, we are executing significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures included a workforce reduction of nearly 15% in July 2024 and a substantial reduction in other operating expenses.

As part of our financing plan, on September 28, 2023, we filed a new “shelf” registration statement on Form S-3 with the SEC, to replace the expiring S-3 that was filed in July 2020, which was declared effective on September 29, 2023, allowing us to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through at-the-market (“ATM”) offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, we incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is 886,303 shares per day and the high and low trading price of our stock during the same period of time was $0.48 and $0.26, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

We intend to use the net proceeds from the ATM offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

During the six months ended November 30, 2024, the Company sold 1,515,348 shares of its common stock at prices ranging from $0.36 to $0.47 pursuant to the May 2024 ATM Offering, which resulted in gross proceeds of approximately $603,000 and net proceeds to the Company of $567,000, after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $36,000.

While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Operating Activities

During the six months ended November 30, 2024, cash used in operating activities was approximately $2,135,000. The primary factors that contributed to this were a loss of approximately $2,266,000, an increase in accounts receivable of $387,000, and a decrease in accounts payable and accrued expenses of $290,000. These outflows were partially offset by a decrease in inventories of $585,000 and non-cash expenses of approximately $439,000.

During the six months ended November 30, 2023, cash used in operating activities was approximately $2,516,000. The primary factors that contributed to this was a loss of approximately $2,639,000, non-cash expenses of $294,000, primarily associated with depreciation and amortization, provision for credit losses, inventory reserves, share-based compensation, and amortization of right-of-use assets. This was partially offset by changes in asset and liability accounts of approximately $171,000.

Investing Activities

During the six months ended November 30, 2024, cash used in investing activities was approximately $33,000 in expenditures related to patents.

During the six months ended November 30, 2023, cash used in investing activities was approximately $27,000 for purchases of property and equipment and $48,000 for expenditures related to patents.

Financing Activities

During the six months ended November 30, 2024, cash provided by financing activities amounted to $380,000, primarily resulting from gross proceeds of $392,000 from the sale of common stock.

During the six months ended November 30, 2023, cash provided by financing activities was $0, with no net proceeds from the sale of common stock or from stock option exercises.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of November 30, 2024.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 and there have been no changes to such policies during the current quarter.

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

Based on their evaluation as of November 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the “reasonable assurance” level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q (our “Quarterly Report”) was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations; and (2) accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2024 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of November 30, 2024, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report on Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three and six months ended November 30, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

On January 13, 2025, the Company entered into an employment agreement with their Chief Executive Officer, Mr. Zack Irani, wherein if Mr. Irani is terminated by the Company without cause following a change in control, or if Mr. Irani voluntarily terminates his employment with the Company with cause following a change in control, then the Company will be required to pay Mr. Irani a severance payment equal to twelve months of base salary. The definition of “Change of control” and “cause” for each type of termination is found in the agreement, along with other material terms. This agreement is attached hereto as Exhibit 10.1.

On January 13, 2025, the Company entered into an employment agreement with their Executive Vice Chairman, Mr. Allen Barbieri, an executive officer of the corporation, wherein if Mr. Barbieri is terminated by the Company without cause following a change in control, or if Mr. Barbieri voluntarily terminates his employment with the Company with cause following a change in control, then the Company will be required to pay Mr. Barbieri a severance payment equal to twelve months of base salary. The definition of “Change of control” and “cause” for each type of termination is found in the agreement, along with other material terms. This agreement is attached hereto as Exhibit 10.2.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1 **	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Zackary S. Irani

10.2 **	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Allen Barbieri

31.1 **	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2 **	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Gary Lu

32.1 **	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2 **	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Gary Lu

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

Date: January 14, 2025
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2025
	By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

