Form 10-Q
period 2025-02-28
BIOMERICA INC
filed 2025-04-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2025 or

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

(Title of each class)

COMMON STOCK, PAR VALUE $0.08 PER SHARE

(Name of each exchange on which registered)

The Nasdaq Capital Market

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 14, 2025 was 20,366,005.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (unaudited) – February 28, 2025 and May 31, 2024	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 28, 2025 and February 29, 2024	2

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) – Three and Nine Months Ended February 28, 2025 and February 29, 2024	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended February 28, 2025 and February 29, 2024	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

	Signatures	24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2025	May 31, 2024
Assets

Current Assets:
Cash and cash equivalents	$3,058,000	$4,170,000
Accounts receivable, net	1,268,000	947,000
Inventories, net	1,655,000	2,376,000
Prepaid expenses and other	223,000	238,000
Total current assets	6,204,000	7,731,000
Property and equipment, net of accumulated depreciation and amortization of $1,444,000 and $1,394,000 as of February 28, 2025 and May 31, 2024, respectively	151,000	201,000
Right-of-use assets, net of accumulated amortization of $1,143,000 and $910,000 as of February 28, 2025 and May 31, 2024, respectively	509,000	742,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $63,000 and $48,000 as of February 28, 2025 and May 31, 2024, respectively	234,000	212,000
Other assets	113,000	203,000
Total Assets	$7,376,000	$9,254,000

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$632,000	$1,138,000
Accrued compensation	612,000	655,000
Advance from customers	55,000	85,000
Lease liabilities, current portion	350,000	326,000
Total current liabilities	1,649,000	2,204,000
Lease liabilities, net of current portion	193,000	459,000
Total Liabilities	1,842,000	2,663,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of February 28, 2025 and May 31, 2024	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of February 28, 2025 and May 31, 2024	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 20,366,005 and 16,821,646 issued and outstanding at February 28, 2025 and May 31, 2024, respectively	1,629,000	1,346,000
Additional paid-in capital	55,642,000	53,542,000
Accumulated other comprehensive loss	(113,000)	(102,000)
Accumulated deficit	(51,624,000)	(48,195,000)
Total Shareholders’ Equity	5,534,000	6,591,000
Total Liabilities and Shareholders’ Equity	$7,376,000	$9,254,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales	$1,119,000	$1,017,000	$4,562,000	$4,299,000
Cost of sales	(1,100,000)	(1,166,000)	(3,820,000)	(3,708,000)
Gross (loss) profit	19,000	(149,000)	742,000	591,000

Operating expenses:
Selling, general and administrative	1,012,000	1,508,000	3,544,000	4,204,000
Research and development	217,000	343,000	771,000	1,226,000
Total operating expenses	1,229,000	1,851,000	4,315,000	5,430,000

Loss from operations	(1,210,000)	(2,000,000)	(3,573,000)	(4,839,000)

Other income:
Interest and dividend income	43,000	86,000	140,000	317,000
Total other income	43,000	86,000	140,000	317,000

Loss before income taxes	(1,167,000)	(1,914,000)	(3,433,000)	(4,522,000)

Benefit (provision) for income taxes	4,000	(4,000)	4,000	(35,000)

Net loss	$(1,163,000)	$(1,918,000)	$(3,429,000)	$(4,557,000)

Basic net loss per common share	$(0.06)	$(0.11)	$(0.18)	$(0.27)

Diluted net loss per common share	$(0.06)	$(0.11)	$(0.18)	$(0.27)

Weighted average number of common and common equivalent shares:

Basic	19,186,282	16,821,646	18,616,979	16,821,646

Diluted	19,186,282	16,821,646	18,616,979	16,821,646

Net loss	$(1,163,000)	$(1,918,000)	$(3,429,000)	$(4,557,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,000)	2,000	(11,000)	8,000

Comprehensive loss	$(1,164,000)	$(1,916,000)	$(3,440,000)	$(4,549,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Nine Months Ended February 29, 2024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2023	16,821,646	$1,346,000	$52,705,000	$(110,000)	$(42,217,000)	$11,724,000
Foreign currency translation	-	-	-	6,000	-	6,000
Share-based compensation	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	(1,132,000)	(1,132,000)
Balances at August 31, 2023	16,821,646	1,346,000	52,875,000	(104,000)	(43,349,000)	10,768,000
Foreign currency translation	-	-	-	-	-	-
Share-based compensation	-	-	122,000	-	-	122,000
Net loss	-	-	-	-	(1,507,000)	(1,507,000)
Balances at November 30, 2023	16,821,646	1,346,000	52,997,000	(104,000)	(44,856,000)	9,383,000
Foreign currency translation	-	-	-	2,000	-	2,000
Share-based compensation	-	-	341,000	-	-	341,000
Net loss	-	-	-	-	(1,918,000)	(1,918,000)
Balances at February 29, 2024	16,821,646	$1,346,000	$53,338,000	$(102,000)	$(46,774,000)	$7,808,000

	For the Nine Months Ended February 28, 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2024	16,821,646	$1,346,000	$53,542,000	$(102,000)	$(48,195,000)	$6,591,000
Foreign currency translation	-	-	-	(6,000)	-	(6,000)
Share-based compensation	-	-	77,000	-	-	77,000
Net loss	-	-	-	-	(1,316,000)	(1,316,000)
Balances at August 31, 2024	16,821,646	1,346,000	53,619,000	(108,000)	(49,511,000)	5,346,000
Foreign currency translation	-	-	-	(4,000)	-	(4,000)
Net proceeds from ATM	1,515,348	121,000	446,000	-	-	567,000
Share-based compensation	-	-	155,000	-	-	155,000
Net loss	-	-	-	-	(950,000)	(950,000)
Balances at November 30, 2024	18,336,994	1,467,000	54,220,000	(112,000)	(50,461,000)	5,114,000
Foreign currency translation	-	-	-	(1,000)	-	(1,000)
Net proceeds from ATM	2,010,011	160,000	1,288,000	-	-	1,448,000
Exercise of stock options	19,000	2,000	14,000	-	-	16,000
Share-based compensation	-	-	120,000	-	-	120,000
Net loss	-	-	-	-	(1,163,000)	(1,163,000)
Balances at February 28, 2025	20,366,005	$1,629,000	$55,642,000	$(113,000)	$(51,624,000)	$5,534,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net loss	$(3,429,000)	$(4,557,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,000	59,000
Provision (recovery) for allowance for credit losses	7,000	(6,000)
Inventory reserve	(45,000)	(181,000)
Share-based compensation	352,000	633,000
Amortization of right-of-use asset	232,000	218,000
Changes in assets and liabilities:
Accounts receivable	(327,000)	(402,000)
Inventories	766,000	109,000
Prepaid expenses and other	15,000	33,000
Other assets	6,000	(26,000)
Accounts payable and accrued expenses	(506,000)	(8,000)
Accrued compensation	(43,000)	6,000
Advance from customers	(30,000)	25,000
Reduction in lease liabilities	(242,000)	(220,000)
Net cash used in operating activities	(3,180,000)	(4,317,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(27,000)
Expenditures related to intangibles	(37,000)	(64,000)
Net cash used in investing activities	(37,000)	(91,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	2,143,000	-
Costs from sale of common stock	(128,000)	-
Deferred offering costs	85,000	-
Proceeds from exercise of stock options	16,000	-
Net cash provided by financing activities	2,116,000	-

Effect of exchange rate changes in cash	(11,000)	8,000
Net decrease in cash and cash equivalents	(1,112,000)	(4,400,000)

Cash and cash equivalents at beginning of year	4,170,000	9,719,000

Cash and cash equivalents at end of period	$3,058,000	$5,319,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$34,000

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

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread, common, and address very large markets. Our inFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, and constipation. Instead of broad and difficult to manage dietary restrictions, the inFoods® IBS product works by identifying specific foods that may be causing an abnormally high immune response in the patient, which in turn can lead to abdominal pain and cramping, bloating, diarrhea and constipation. A food identified as positive, which is causing an abnormal immune response in the patient, is simply removed from the diet to help alleviate IBS symptoms.

Our existing medical diagnostic products are sold worldwide primarily in two markets: a) clinical laboratories and b) point-of-care (physicians’ offices and over-the-counter). Most of our products have been granted Conformite Europeenne (“CE”) marked regulatory clearance for sale throughout Europe, and/or are sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2024. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2025. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2024. Management has evaluated all subsequent events and transactions through the date of filing this report.

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

The Company markets its diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, and through its internal sales team. The two primary markets the Company targets are clinical laboratories and patient point-of-care testing

LIQUIDITY AND GOING CONCERN

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $52 million as of February 28, 2025. As of February 28, 2025, the Company had cash and cash equivalents of approximately $3,058,000 and working capital of approximately $4,555,000.

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

As part of our financing plan, on September 28, 2023, we filed a new “shelf” registration statement on Form S-3 with the SEC, to replace the expiring S-3 that was filed in July 2020, which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). As part of this transaction, the Company incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is 7,798,345 shares per day and the high and low trading price of our stock during the same period of time was $1.03 and $0.27, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

The Company intends to use the net proceeds from any funds raised through the ATM offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

During the nine months ended February 28, 2025, the Company sold 3,525,359 shares of its common stock at prices ranging from $0.36 to $1.04 pursuant to the May 2024 ATM Offering, which resulted in gross proceeds of approximately $2,143,000 and net proceeds to the Company of $2,015,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $128,000.

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

Management has analyzed the Company’s cash flow requirements through May 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

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

As part of our efforts to reduce costs, we are executing significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures included a workforce reduction of nearly 15% in July 2024 and a substantial reduction in other operating expenses. Additionally, we have successfully raised $2,015,000 in net proceeds from the May 2024 ATM offering, providing additional liquidity to support our operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

The Company’s consolidated financial statements as of February 28, 2025 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, the Company has uninsured balances. The Company does not believe it is exposed to any significant credit risks from any uninsured balances held at these financial institutions.

The Company provides credit in the normal course of business to customers throughout the U.S. and in foreign markets. The Company performs ongoing credit evaluations of its customers and requires accelerated prepayment in some circumstances.

Consolidated net sales were approximately $1,119,000 and $1,017,000 for the three months ended February 28, 2025, and February 29, 2024, respectively, and approximately $4,562,000 and $4,299,000 for the nine months ended February 28, 2025 and February 29, 2024, respectively

For the three months ended February 28, 2025, the Company had three key customers who are located in the United States, Middle East, and Asia which accounted for 61% of net consolidated sales. For the three months ended February 29, 2024, the Company had three key customer who are located in the United States and Asia which accounted for 44% of net consolidated sales. For the nine months ended February 28, 2025, the Company had one key customer who is located in Asia which accounted for 35% of net consolidated sales. For the nine months ended February 29, 2024, the Company had one key customer who is located in Asia which accounted for 40% of net consolidated sales.

As of February 28, 2025, and May 31, 2024, total gross receivables were approximately $1,293,000 and $966,000, respectively. On these dates, the Company had five and four key customers, respectively, located in North America, Europe, Asia, and the Middle East. These customers accounted for 76% and 64% of the gross accounts receivable, respectively.

For the three months ended February 28, 2025, the Company had two key vendors who accounted for 39% of the purchases of raw materials. In contrast, for the three months ended February 29, 2024, the Company had one key vendor who accounted for 50% of the purchases of raw materials. For the nine months ended February 28, 2025, the Company had one vendor who accounted for 11% of the purchases of raw materials. For the nine months ended February 29, 2024, there was one vendor who accounted for 18% of the purchases of raw materials.

As of February 28, 2025 and May 31, 2024, the Company had two key vendors which accounted for 33% and 69% respectively, of accounts payable.

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

As of February 28, 2025 and May 31, 2024, the Company has established a reserve of approximately $25,000 and $19,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of February 28, 2025 and May 31, 2024, prepaids were approximately $223,000 and $238,000, respectively, composed of prepayments to insurance and various other suppliers.

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

Net inventories are comprised of approximately the following:

	February 28, 2025	May 31, 2024
Raw materials	$1,157,000	$1,519,000
Work in progress	782,000	1,145,000
Finished products	138,000	179,000
Total gross inventory	2,077,000	2,843,000
Inventory reserves	(422,000)	(467,000)
Net inventory	$1,655,000	$2,376,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of February 28, 2025, and May 31, 2024, inventory reserves were approximately $422,000 and $467,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $17,000 and $16,000 for the three months ended February 28, 2025, and February 29, 2024, respectively, and approximately $50,000 and $46,000 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization expense was approximately $5,000 for the three months ended February 28, 2025, and $4,000 for the corresponding period ended February 29, 2024. For the nine months ended February 28, 2025, and February 29, 2024, the expenses were approximately $14,000 and $13,000, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. During the nine months ended February 28, 2025, management did not identify any indicators of impairment. During the nine months ended February 29, 2024, management did not identify any indicators of impairment.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of February 28, 2025 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holdings during the nine months ended February 28, 2025 and February 29, 2024.

SHARE-BASED COMPENSATION

The Company follows the guidance of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The Company grants stock options and restricted stock units (“RSUs”) under its equity incentive plans. The Company measures all share-based payment awards at their grant-date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited exercise activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the nine months ended February 28, 2025:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2024	3,479,616	$2.53
Granted	429,000	0.35
Exercised	(19,000)	0.82
Cancelled or expired	(545,750)	1.68
Options Outstanding at February 28, 2025	3,343,866	$2.40

During the three months ended February 28, 2025, the Company expensed approximately $91,000 in share-based compensation related to stock options, compared to $340,000 for the same period in 2024. For the nine months ended February 28, share-based compensation expenses for stock option grants were approximately $323,000 in 2025 and $633,000 in 2024.

The following summary presents the RSUs granted, vested, forfeited and outstanding for the nine months ended February 28, 2025:

	RSUs	Weighted Average Grant Date Fair Value
RSUs Outstanding at May 31, 2024	-	$-
Granted	780,000	0.31
RSUs Outstanding at February 28, 2025	780,000	$0.31

During the three and nine months ended February 28, 2025, the Company expensed $29,000 related to RSUs. No share-based compensation expense related to RSUs was recognized during the three and nine months ended February 29, 2024.

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

As of February 28, 2025, the Company had approximately $55,000 in advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Clinical lab	$627,000	$404,000	$2,683,000	$2,683,000
Over-the-counter	170,000	329,000	952,000	1,078,000
Contract manufacturing	320,000	281,000	920,000	530,000
Physician’s office	2,000	3,000	7,000	8,000
Total	$1,119,000	$1,017,000	$4,562,000	$4,299,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $217,000 and $343,000 of research and development costs during the three months ended February 28, 2025 and February 29, 2024, respectively. Similarly, it expensed approximately $771,000 and $1,226,000 of research and development costs during the nine months ended February 28, 2025 and February 29, 2024, respectively.

INCOME TAXES

During the three and nine months ended February 28, 2025, the Company had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of February 28, 2025.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the nine months ended February 28, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

The Company reports the cost of advertising as expense in the period in which those costs are incurred. For the three months ended February 28, 2025, and February 29, 2024, advertising costs were approximately $4,000 and $25,000, respectively. During the nine months ended February 28, 2025, and February 29, 2024, the costs were approximately $30,000 and $80,000, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended February 28, 2025 and February 29, 2024.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. A total of 3,343,866 and 3,506,616 anti-dilutive stock options were excluded from the loss per share calculation for the nine months ended February 28, 2025, and February 29, 2024, respectively. Additionally, 780,000 restricted stock units (“RSUs”) were excluded for the nine months ended February 28, 2025, while no RSUs were excluded for the nine months ended February 29, 2024.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The ASU includes enhanced disclosure requirements, which mandates enhanced transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard and intends to include the required disclosures in its Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

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

On February 29, 2024, the Company did not have an open ATM offering in place. No shares of common stock or other equity securities of the Company were sold under the shelf registration statement during the nine months ended February 29, 2024. During the nine months ended February 28, 2025, the Company sold 3,525,359 shares of its common stock at prices ranging from $0.36 to $1.04 under its Form S-3 Registration Statement and ATM Offering which resulted in gross proceeds of approximately $2,143,000 and net proceeds to the Company of $2,015,000 after deducting commissions for each sale and legal, accounting, and other fees related to the ATM Offering.

NOTE 4: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenues from sales to unaffiliated customers:
North America	$404,000	$393,000	$1,381,000	$1,069,000
Asia	365,000	210,000	1,614,000	1,843,000
Europe	198,000	331,000	979,000	1,085,000
Middle East	149,000	78,000	580,000	291,000
South America	3,000	5,000	8,000	11,000
Total	$1,119,000	$1,017,000	$4,562,000	$4,299,000

As of February 28, 2025, and May 31, 2024, approximately $475,000 and $537,000 of the Company’s gross inventory was located in Mexicali, Mexico, respectively.

As of February 28, 2025, and May 31, 2024, approximately $11,000 and $14,000 of the Company’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

The Company leases facilities in Irvine, California and Mexicali, Mexico

As of February 28, 2025, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California. This facility includes administration, research and development, certain manufacturing, shipping and inventory storage. The lease for its headquarters expires in August 2026. The Company has the option to extend the lease for an additional five-year term. The Company made a security deposit of approximately $22,000.

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

The following table presents information on our operating leases for the three months and nine months ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating lease cost	$88,000	$88,000	$265,000	$265,000
Variable lease cost	3,000	3,000	8,000	8,000
Short-term lease cost	3,000	8,000	7,000	10,000
Total lease cost	$94,000	$99,000	$280,000	$283,000

The approximate maturity of lease liabilities as of February 28, 2025 are as follows:

Year Ending May 31:
Operating Leases
2026 (excluding the nine months ended February 28, 2025)	$374,000
2027	195,000
Total minimum future lease payments	569,000
Less: imputed interest	26,000
Total operating lease liabilities	$543,000

The following table summarizes the Company’s other supplemental lease information for the nine months ended February 28, 2025 and February 29, 2024:

	Nine Months Ended
	February 28, 2025	February 29, 2024
Cash paid for operating lease liabilities	$274,000	$267,000
Weighted-average remaining lease term (years)	1.06	2.77
Weighted-average discount rate	6.50%	6.50%

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

There were no material legal proceedings pending as of February 28, 2025.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, contained in this Quarterly Report are forward-looking statements. Such statements include declarations regarding our intent, belief, or current expectations, and those of our management.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should, ””could,” “contemplates,” “expects,” “intends,” “plans,” “targets,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control. Actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those risks and uncertainties identified under “Risk Factors,” in our 2024 Annual Report on Form 10-K and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We began commercializing our inFoods® product with select gastroenterology (“GI”) physician groups in various states and regions, including collaboration with one of the largest GI groups in the U.S. This initial phase was focused on gathering real-world feedback, optimizing physician engagement, and validating operational processes. Feedback from GI specialists has been generally positive, and we are continuing to expand our network by onboarding additional physician practices.

Our dedicated sales team is focused on building strong relationships within the GI segment while selectively exploring opportunities to introduce inFoods® to other medical specialties, including integrated health practices and primary-care providers. These efforts are intended to lay the groundwork for broader adoption by showcasing the distinct clinical value of inFoods® across multiple healthcare channels.

Concurrently, we are evaluating distribution, partnership, and licensing opportunities with U.S.companies to support a scalable, broad market launch. These potential collaborations could significantly enhance the commercialization trajectory of inFoods® products, both domestically and internationally.

As we continue pursue commercial opportunities in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing processes. We continue to monitor these developments closely and are actively implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts. We are also focusing on alternative manufacturing and shipping strategies of our products through our European subsidiary (BioEurope), and our Mexican subsidiary (BioMexico), to mitigate some of the risk these policies may have on our revenues and operations.

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

The hp+detect™ test offers physicians and medical centers a reliable tool for diagnosing H. pylori infections and monitoring treatment efficacy. The test is marketed directly to laboratories, where patient samples are processed to provide timely and accurate diagnoses. To support the widespread adoption and distribution of hp+detect™, the Company is working with large reference laboratories, aiming to improve patient outcomes through early detection and effective treatment of H. pylori infections.

Due to the slower-than-expected launch of the Company’s key products, inFoods® IBS and hp+detect™, the Company has executed significant cost-cutting measures to extend its cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% during this fiscal year, which incurred costs such as severance, impacting typical cost trends and margins. Additionally, we raised $2,015,000 in net proceeds from the ATM offering filed in May 2024, providing additional liquidity to support our operations. The Company is actively exploring strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Three months ended February 28, 2025

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Increase (Decrease)
	February 28, 2025	February 29, 2024	$	%
Clinical lab	$627,000	$404,000	$223,000	55%
Over-the-counter	170,000	329,000	(159,000)	-48%
Contract manufacturing	320,000	281,000	39,000	14%
Physician’s office	2,000	3,000	(1,000)	-33%
Total	$1,119,000	$1,017,000	$102,000	10%

Consolidated net sales were approximately $1,119,000 for the three months ended February 28, 2025, as compared to $1,017,000 for the three months ended February 29, 2024, an increase of approximately $102,000 or 10%. This increase for the three months ended February 28, 2025, was primarily attributed to increased sales of our food intolerance products, reflecting a growing interest and engagement in this category. Sales in this segment are subject to periodic and infrequent orders, contributing to potential volatility in quarterly sales.

Consolidated cost of sales were approximately $1,100,000, or 98% of net sales, for the three months ended February 28, 2025, as compared to $1,166,000, or 115% of net sales, for the three months ended February 29, 2024, a decrease of approximately $66,000, or 6%. The decrease for the three months ended February 28, 2025 was primarily driven by the reduction in force (“RIF”) executed in July 2024, which helped to decrease labor costs for the quarter.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended
	February 28, 2025		February 29, 2024		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,012,000	90%	$1,508,000	148%	$(496,000)	-33%
Research and Development	$217,000	19%	$343,000	34%	$(126,000)	-37%

Selling, General and Administrative Expenses

For the three months ended February 28, 2025, consolidated selling, general, and administrative expenses amounted to approximately $1,012,000, representing a significant reduction of $496,000 or 33%, compared to $1,508,000 for the corresponding period in 2024. This reduction was primarily due to a $225,000 decrease in stock compensation for the administration and a Reduction in Force (RIF) implemented in July 2024, which resulted in a $183,000 decrease in payroll expenses. Additionally, legal expenses were reduced by $46,000. These efforts demonstrate our focus on operating discipline and cost optimization as we align our cost structure with near-term business priorities, while preserving the resources needed to support long-term growth.

Research and Development

For the three months ended February 28, 2025, consolidated research and development (“R&D”) expenses totaled approximately $217,000, representing a decrease of 37% from $343,000 in the same period of 2024. This $126,000 reduction was primarily driven by a $64,000 decline in R&D wages due to a RIF executed in July 2024, and a reduction of $39,000 in expenses related to clinical trial studies.

Interest and Dividend Income

For the three months ended February 28, 2025, interest and dividend income totaled approximately $43,000, compared to $86,000 for the corresponding period in 2024, representing a decrease of $43,000, or 50%. This reduction was primarily attributable to lower market interest rates affecting our lower cash balances, which had decreased by February 28, 2025.

Nine months ended February 28, 2025

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Nine Months Ended		Increase (Decrease)
	February 28, 2025	February 29, 2024	$	%
Clinical lab	$2,683,000	$2,683,000	$-	0%
Over-the-counter	952,000	1,078,000	(126,000)	-12%
Contract manufacturing	920,000	530,000	390,000	74%
Physician’s office	7,000	8,000	(1,000)	-13%
Total	$4,562,000	$4,299,000	$263,000	6%

For the nine months ended February 28, 2025, consolidated net sales reached approximately $4,562,000, marking a 6% increase or $263,000 from $4,299,000 in the same period of 2024. This growth was largely driven by enhanced contract manufacturing billings and increased demand for our inFoods® IBS product. Although there was a decline in over-the-counter (OTC) sales due to reduced retail market activity, and some volatility in clinical laboratory sales, the company successfully maintained a positive sales trajectory through strategic diversification and bolstered demand in key sectors.

For the nine months ended February 28, 2025, consolidated cost of sales was approximately $3,820,000, representing 84% of net sales, compared to $3,708,000, or 86% of net sales, for the same period in 2024. This 3% increase, amounting to $112,000, was primarily driven by expanded contract manufacturing sales. Notably, the implementation of a RIF in July 2024 effectively reduced direct labor costs, thereby contributing to improved gross margins.

Operating Expenses

The following is a summary of operating expenses:

	Nine Months Ended
	February 28, 2025		February 29, 2024		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$3,544,000	78%	$4,204,000	98%	$(660,000)	-16%
Research and Development	$771,000	17%	$1,226,000	29%	$(455,000)	-37%

For the nine months ended February 28, 2025, consolidated selling, general, and administrative expenses totaled approximately $3,544,000, compared to $4,204,000 for the same period in 2024. This represents a decrease of $660,000, or 16%. This notable reduction in expenses reflects our strategic financial management and can be attributed to multiple factors: the absence of a sales reserve for OTC products from the previous year, reducing costs by $175,000; a $262,000 decrease in stock compensation; and a $172,000 in payroll savings following a RIF implemented in July 2024. Furthermore, we reduced advertising expenses by $50,000. These overall cost reductions demonstrate our commitment to strategically allocating capital and maintaining financial discipline as we continue to pursue growth opportunities.

Research and Development

For the nine months ended February 28, 2025, consolidated R&D expenses were approximately $771,000, a decrease of 37% from $1,226,000 during the same period in 2024. This $455,000 reduction was largely due to a $303,000 decrease in R&D wages following a RIF implemented in July 2024. As part of our strategic cost-cutting initiatives, several clinical trials were scaled back, leading to lower expenditures. Furthermore, with the commercialization of inFoods® IBS, we strategically reduced R&D funding in this area, which accounted for an additional $75,000 decrease in related expenses.

Interest and Dividend Income

For the nine months ended February 28, 2025, interest and dividend income totaled approximately $140,000, compared to $317,000 for the corresponding period in 2024, representing a decrease of $177,000, or 56%. This reduction was primarily attributable to lower market interest rates affecting our lower cash balances, which had decreased by February 28, 2025

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	February 28, 2025	May 31, 2024
Cash and cash equivalents	$3,058,000	$4,170,000
Working capital including cash and cash equivalents	$4,555,000	$5,527,000

As of February 28, 2025 and May 31, 2024, the Company had cash and cash equivalents of approximately $3,058,000 and $4,170,000, respectively. As of February 28, 2025 and May 31, 2024, the Company had working capital of approximately $4,555,000 and $5,527,000, respectively.

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

Management has analyzed the Company’s cash flow requirements through May 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustain operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or issuance of equity, and seek other strategic alternatives. While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

As part of our efforts to reduce costs, we are executing significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures included a workforce reduction of nearly 15% in July 2024 and a substantial reduction in other operating expenses.

As part of our financing plan, on September 28, 2023, we filed a new “shelf” registration statement on Form S-3 with the SEC, to replace the expiring S-3 that was filed in July 2020, which was declared effective on September 29, 2023, allowing us to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through at-the-market (“ATM”) offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, we incurred $81,000 in deferred offering costs. The amount of capital that we can raise under the ATM offering is highly dependent upon the trading volume and the trading price of our stock. The average trading volume of our stock over the last three full calendar months is 7,798,345 shares per day and the high and low trading price of our stock during the same period of time was $0.27 and $1.03, respectively. If our stock continues to trade at low volumes and price, the amount of capital that we can raise under the ATM offering will be constrained.

We intend to use the net proceeds from the ATM offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

During the nine months ended February 28, 2025, the Company sold 3,525,359 shares of its common stock at prices ranging from $0.36 to $1.04 pursuant to the May 2024 ATM Offering, which resulted in gross proceeds of approximately $2,143,000 and net proceeds to the Company of $2,015,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $128,000.

While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Operating Activities

During the nine months ended February 28, 2025, cash used in operating activities totaled approximately $3,180,000. The primary contributors to this outflow were a net loss of approximately $3,429,000, an increase in accounts receivable of $327,000, a decrease in accounts payable and accrued expenses totaling $506,000, and a reduction in lease liabilities of $242,000. These cash outflows were partially offset by a decrease in inventories of $766,000 and non-cash expenses of $610,000. The non-cash expenses included depreciation and amortization, provision for allowance on accounts receivable, inventory reserves, share-based compensation, and amortization of right-of-use assets.

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

Importantly, we have made significant progress in reducing our underlying cost structure. When excluding the positive impact of proceeds from the ATM offering, our current quarterly cash burn has improved to approximately $800,000 compared to approximately $1,800,000 in the same period of last year. This reduction reflects our disciplined execution of cost saving initiatives, stronger sales from a more diverse portfolio, and tighter management of working capital.

Investing Activities

During the nine months ended February 28, 2025, cash used in investing activities was $0 for purchases of property and equipment, and $37,000 in expenditures related to patents.

During the nine months ended February 29, 2024, cash used in investing activities was approximately $27,000 for purchases of property and equipment, and $64,000 in expenditures related to patents.

Financing Activities

During the nine months ended February 28, 2025, net cash provided by financing activities amounted to approximately $2,116,000. This influx was primarily driven by net proceeds from the sale of common stock totaling $2,015,000 and proceeds from the exercise of stock options amounting to $16,000. These contributions were partially offset by deferred offering costs of $85,000.

During the nine months ended February 29, 2024, cash provided by financing activities was $0, with no net proceeds from the sale of common stock or from stock option exercises.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of February 28, 2025.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, credit losses, inventory overhead application, inventory reserves, right-of-use assets and lease liabilities and share-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

Based on their evaluation as of February 28, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the “reasonable assurance” level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q (our “Quarterly Report”) was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations; and (2) accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of February 28, 2025, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

During the nine months ended February 28, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report on Form 10-K.

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

Date: April 14, 2025

	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2025
	By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

