Form 10-K
period 2025-05-31
BIOMERICA INC
filed 2025-08-29
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2025 or

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, as of November 30, 2024, was approximately $6.4 million, based on the closing price of $3.12. The stock price and the number of shares takes into account a 1-for-8 reverse stock split which became effective on April 21, 2025 (the “Reverse Stock Split”).

The outstanding number of shares of common stock, par value $0.08, as of August 29, 2025 was 2,815,410.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference in Part III this Annual Report on Form 10-K where indicated. The definitive proxy statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report, other than statements of historical facts, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward-looking statements. The forward-looking statements in this Annual Report do not constitute guarantees of future performance, and actual results could differ materially from those expressed or implied in any forward-looking statements. In some cases, you can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “contemplate,” “estimate,” “project,” “forecast,” “would,” “may,” “should,” “will,” “could,” “can,” “potential,” “possible,” “proposed,” “plan,” “develop,” “opportunity,” “intend,” “initiative,” “target,” “maintain,” “continue,” “strive,” “progress,” “aim,” or the negative of these terms or other comparable expressions.

Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:

●	the ability to raise additional capital and continue as a going concern;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the scope of protection we are able to establish and maintain for our intellectual property rights covering our products and technology;
●	the ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;
●	the ability to obtain and maintain government or regulatory certification in the countries and regions we sell products in;
●	the ability to maintain relations with our key distributors;
●	the impact of global economic and political developments on our business, including rising inflation and interest rates, capital market disruptions, bank failures, government shutdowns, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
●	the implementation of our business model and strategic plans for our business, products, and technology;
●	the risks related to third parties asserting intellectual property infringement claims against us;
●	the impact of numerous laws and regulations that apply to us and compliance with these laws and regulations, as they currently exist or as modified in the future;
●	the risks related to product recalls, claims of liability, harm to patients or users of our products; and
●	the ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals.

Additional factors that might cause actual results and our current expectations and projections to differ materially include, among other things, those discussed under the section titled “Risk Factors,” as well as those discussed elsewhere in the Annual Report and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. We intend that such forward-looking statements be subject to the safe harbors for such statements. These forward-looking statements are based on the current beliefs and expectations of our management and speak only as of the date of this Annual Report or, in the case of documents referred to or incorporated by reference, the date of those documents. You should not place undue reliance on these forward-looking statements, which are subject to significant known and unknown risks, uncertainties and other factors, which are in some cases, beyond our control and which could materially affect results. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections.

Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

i

ii

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

THE COMPANY

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal, or fecal material from patients in the diagnosis of various diseases, food intolerances, and other medical complications. They can also be used to measure or detect the presence and levels of specific bacteria, hormones, antibodies, antigens and other substances, which may exist in the human body in extremely small concentrations. Our products are designed to enhance the health and well-being of people, while reducing total healthcare cost.

Our extensive range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings. Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

TECHNOLOGICAL ADVANCEMENTS AND PRODUCT DEVELOPMENT

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

RESEARCH AND DEVELOPMENT

We invest resources in the research and development of new products designed to diagnose and, in some cases, treat several major medical diseases. These products are either internally developed or licensed from others. Our experienced and highly trained technical personnel, including Ph.D. holders and other scientists, are dedicated to developing new products and managing technology transfer activities. Our technical staff, many of whom, have extensive experience from previous employment at large diagnostic manufacturing companies, bring a wealth of industry knowledge. Additionally, we rely on our Scientific Advisory Board, comprised of leading medical doctors and clinicians, to guide our clinical studies and product development efforts.

For the fiscal years ended May 31, 2025 and 2024, consolidated research and development expenses totaled approximately $1,023,000 and $1,491,000, respectively. The decrease reflects our transition from intensive product development to the commercialization phase of inFoods® IBS and hp+detect™, as well as our broader efforts to manage costs and preserve cash.

Beyond IBS, we are pursuing additional applications for the inFoods® technology for other disease states, including Functional Dyspepsia, Crohn’s Disease, Ulcerative Colitis, Gastroesophageal Reflux Disease (“GERD”), Migraine Headaches, Depression, and Osteoarthritis. We have filed patents globally to protect the use of inFoods® diagnostic technology for these indications, with patents issued in the United States and multiple foreign jurisdictions, and others in review or prosecution.

Our research and development efforts have also led to the FDA 510(k) clearance of hp+detect™, a proprietary diagnostic test for detecting Helicobacter pylori (H. pylori) and monitoring treatment. H. pylori is a leading cause of peptic ulcers and a significant risk factor for gastric cancer. While commercialization activities for hp+detect™ are at an early stage, we continue to position the product as a reliable diagnostic option for laboratories and physicians.

KEY PRODUCT LAUNCHES

A key outcome from our research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative technology is designed to aid in the management of gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases. The DGT product targets chronic inflammatory illnesses that are widespread and prevalent in large markets. We have launched inFoods® IBS product, which leverages this pateneted technology. The inFoods® IBS product utilizes a simple blood test to identify patient-specific foods that, when eliminated from the diet, may help reduce IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation. Unlike broad and difficult to manage dietary restrictions, the inFoods® IBS product pinpoints a patient’s heightened immunoreactivity to specific foods known to frequently trigger IBS symptoms. By removing the foods identified as problematic, patients can achieve relief from IBS symptoms.

We have introduced our inFoods® product to gastroenterology (“GI”) physician groups in multiple states and regions, including collaboration with one of the largest GI groups in the U.S. The initial phase was focused on gathering real world feedback, optimizing physician engagement, and validating operational processes. GI physician feedback has been generally positive, and we are continuing to expand our presence in the GI segment while exploring opportunities to bring the inFoods® technology to other medical specialties. The outcome of our clinical study was published in the June 2025 issue of Gastroenteroloy. We are also assessing distribution, partnership, and licensing opportunities with large U.S. distributors to support broader availability and sale/marketing. We are actively pursuing insurance reimbursement for the InFoods IBS product in conjunction with our CLIA laboratory partner.

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

In addition, in December 2023 we received FDA clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (H. pylori) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the U.S. population and 45% of the population in Europe’s largest countries. This bacterium is recognized as the strongest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths globally. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring treatment effectiveness. We are currently  in discussions with large end-customer laboratories for our hp+detect™ to position it for commercial adoption.

STRATEGIC INITIATIVES AND COST MANAGEMENT

As part of our ongoing commitment to operational efficiency and disciplined capital management, we have taken proactive steps to optimize our cost structure and extend our cash runway. These actions, which include a workforce reduction of approximately 15% during this fiscal year, which incurred costs such as severance, impacting typical cost trends and margins. Additionally, we raised $2,015,000 in net proceeds from the ATM offering filed in May 2024  , providing additional liquidity to support our operations. We are actively exploring strategic opportunities to enhance and create shareholder value.

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

PRODUCTION

Our diagnostic test kits are manufactured and/or assembled at our facilities in Irvine, California, and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico, in fiscal 2003 and moved a significant portion of our diagnostic packaging and assembly to that facility.

Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to assure the consistency and quality of our products and to comply with applicable FDA and international regulations.

Our manufacturing operations and facilities are regulated by the FDA Current Good Manufacturing Practices for medical devices. We have an internal quality department that monitors and evaluates product quality and output. We also have an internal Quality Systems department whose goal is to ensure that our operating procedures are in compliance with current FDA, CE Mark and International Organization for Standardization (“ISO”) regulations. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for most critical raw materials and are working to procure alternate sources for the few that we do not have.

MARKETS AND METHODS OF DISTRIBUTION

Biomerica has approximately 76 current customers for its diagnostic business, of which approximately 34 are foreign distributors, 4 are domestic distributors and the balance are primarily domestic hospital and clinical laboratories, medical research institutions, medical schools, pharmaceutical companies, chain drugstores, wholesalers, physicians’ offices, and e-commerce customers.

We employ a director of sales and marketing for Europe and South America who is headquartered in Germany. She has over 20 years of experience selling and marketing diagnostic and life science products across multiple diagnostics technologies and disciplines. She possesses broad international business experience, with communication skills in German, English, Spanish, French, and Portuguese, and scientific and technical understanding of gastrointestinal diagnostic products. She also has strong relationships with key strategic entities in Europe, Eastern Europe, Latin America, Canada, and the United States and we expect that she will continue to help us add new distributors for existing products and add new product-lines for future distribution by us.

We rely on distributors, advertising in medical and trade journals, exhibitions at trade shows, direct mailings, and an internal sales staff to market our diagnostic products. We target two main markets: (a) clinical laboratories and (b) point-of-care testing (physicians’ offices and over-the-counter drug stores).

Our net sales were approximately $5,311,000 for fiscal year ended May 31, 2025, compared to $5,415,000 for fiscal year ended May 31, 2024. For the fiscal years ended May 31, 2025, and 2024, the Company had one distributor each year that accounted for 31% and 33% of our net sales, respectively.

Total gross receivables were approximately $757,000 and $966,000 as of May 31, 2025 and 2024, respectively. As of those dates, four distributors accounted for approximately 69% and 64% of gross accounts receivable, respectively. Of the 69% concentration as of May 31, 2025, 27% was attributable to a distributor located in North America.

BACKLOG

As of May 31, 2025, and 2024, Biomerica’s backlog of unshipped orders was approximately $1,324,000 and $755,000, respectively. As of May 31, 2025, the majority of this backlog consisted of orders intended for shipment to Asia.

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

For the fiscal year ended May 31, 2025, purchases from one vendor accounted for approximately 12% of our total raw material procurement, primarily related to commodity plastic products. For the fiscal year ended May 31, 2024, purchases from one vendor accounted for approximately 16% of our total raw material procurement, also primarily related to commodity plastic products.

COMPETITION

We offer several proprietary products with notable competitive advantages, including our EZ Detect colon disease home test, Aware Breast Self-Exam product, inFoods® IBS product, and hp+detect™ for H. pylori detection. These products stand out due to their unique features and benefits compared to competing tests in the market.

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

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are generally legally defined as medical devices and in vitro diagnostic medical devices. As a result, we are a medical devices and in vitro diagnostic medical devices manufacturer, and as such, we are subject to the regulations issued and enforced by of numerous governmental entities. These agencies include the FDA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, U.S. Department of Agriculture (“USDA”), and Consumer Product Safety Commission, as well as certain European Government agencies. Our activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new in vitro diagnostic medical devices and other medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records, the reporting of potential product problems, and other related matters.

The Food, Drug & Cosmetic Act of 1938 (the “FDCA”) regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be assured through general controls, such as device listing, adequate labeling, and adherence to the Quality Management System Regulation (“QMSR”) as well as Medical Device Reporting (“MDR”), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of Pre-Market Notification or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through using special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls’ provisions applicable to Class I devices. Class III devices are devices that generally must receive clearance by the FDA pursuant to a pre-market approval prior to marketing to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting, or implantable devices. However, this classification can also apply to novel technology or new intended uses or applications for existing devices. Our products are primarily either Class I or Class II medical devices.

Pursuant to FDA requirements, we have registered our manufacturing facility with the FDA as a medical device manufacturer and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the Quality System Regulation (“QSR”), which requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing, and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling and MDR regulations which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as any product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QSR and MDR requirements.

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Our current license is valid until November 19, 2026. Through compliance with FDA and California regulations, we can market some of our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country where the product is sold. In Europe, the directives of the European Union (“EU”) require that a device has a CE Mark in order to be sold in EU countries. We comply with In Vitro Diagnostic Medical Devices Directive (“IVDD”) 98/79/EC, Medical Devices Regulation (EU) 2017/745 MDR and In Vitro Diagnostic Medical Devices Regulation (EU) 2017/746) (“IVDR”). We also comply with ISO 13485:2016 Medical Devices Quality Management Systems – Requirements for Regulatory Purposes and EN ISO 14971:2019.

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

The designing, development, manufacturing, marketing, post-market surveillance, distribution, advertising, and labeling of our immunoassay in vitro diagnostic (“IVD”) medical device products are subject to regulation in the United States by the Center for Devices and Radiological Health of the FDA and state agencies. FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require these products to be manufactured in accordance with the FDA’s current Good Manufacturing Practice (“cGMP”) regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA enforces these requirements by inspection and post-market surveillance. The last FDA-announced inspection was in May 2024 and no observations were noted. We believe that all our products sold in the United States comply with the FDA and applicable state regulations.

We are an FDA-regulated and ISO 13485:2016-certified In Vitro Diagnostic Medical Devices company. Our goal is to provide high quality medical diagnostic products that generally meet or exceed customer requirements and comply with all applicable regulatory requirements: FDA 21 CFR Part 820 Quality Management System, ISO 13485:2016, Medical Devices Quality Management Systems – Requirements for Regulatory Purposes, In Vitro Diagnostic Medical Devices Directive 98/79/EC, Medical Device Regulation (EU) 2017/745 and In Vitro Diagnostic Medical Devices Regulation (EU) 2017/746) IVDR, Guidelines related to Medical Devices Directive/Regulation Guidance on CE Marking, among others. We involve our employees in a continuous improvement process to increase productivity, improve quality and maintain the suitability, adequacy, and effectiveness of our quality management system.

The EU In Vitro Diagnostic Medical Device Regulation (“IVDR”EU) 2017/746 was effective on May 26, 2022. Manufacturers need to update their technical documentation and processes to meet the more stringent regulatory requirements of the European Union. Notified Bodies can begin certifying devices to the new IVDR requirements once they have been designated under IVDR by their Competent Authority. Our Notified Body is officially designated under the IVDR and listed in the European Commission NANDO database since August 19, 2021. We are working closely with our Notified Body to update our technical documentation to comply with these more stringent IVDR requirements.

Per IVDR 2017/746 Amendment Regulation (EU) 2022/112, and published proposal 2024/0021 (COD), devices with a CE certificate that was issued in accordance with IVDD may be placed on the market or put into service until December 31, 2027, providing a formal application to the notified body has been made by May 26, 2025.

In accordance with the regulation, we submitted a formal application to the notified body by May 26, 2025.

Per IVDR 2017/746 Amendment Regulation (EU) 2022/112, and published proposal 2024/0021 (COD), devices without a CE certificate that was issued in accordance with IVDD, for which a declaration of conformity was drawn up prior to May 26, 2022, per IVDD and for which the conformity assessment procedure pursuant to IVDR requires the involvement of a Notified Body, may be placed on the market, or put into service until the following dates. We also have until the following dates to update the technical documentation and processes to meet these regulatory requirements of IVDR 2017/746 providing a formal application to the notified body has been made:

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

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during our last two fiscal years:

	For the Year Ended May 31,
	2025		2024
Asia	$1,718,000	32%	$1,881,000	35%
Europe	1,297,000	24%	1,438,000	27%
North America	1,658,000	31%	1,285,000	24%
Middle East	630,000	13%	800,000	14%
South America	8,000	0%	11,000	0%
Total	$5,311,000	100%	$5,415,000	100%

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

INTELLECTUAL PROPERTY

We consider the protection of our methodologies, designs, product formulations, manufacturing processes, diagnostic procedures, copyrights, service marks, trademarks, and trade secrets essential for our future success. To safeguard our proprietary rights in products and services, we utilize copyright, trademark, patent, service mark, and trade secret laws, alongside contractual restrictions. Our efforts include confidentiality and invention assignment agreements with employees and contractors, as well as nondisclosure agreements with most fulfilment and strategic partners to restrict access to and disclosure of proprietary information. However, these measures may not entirely prevent unauthorized use or disclosure of our technology.

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

We have a royalty agreement in which we obtained rights to manufacture and market an Adrenocorticotropic Hormone test (“ACTH test”) (used to detect chronic metabolic conditions). Royalty expenses of approximately $7,000 and $10,000, respectively, are included in cost of sales for this agreement for the fiscal years ended May 31, 2025 and 2024. Sales of products manufactured under this agreement are not material to total sales for the fiscal years ended May 31, 2025 and 2024, respectively. We may license other products or technology in the future as it is deemed necessary or opportunistic for conducting business.

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

BRANDS AND TRADEMARKS

We occasionally register our tradenames with the United States Patent and Trademark Office (“USPTO”). Of note, we registered the tradename “InFoods” on December 24, 2016. Our unregistered tradenames are “EZ Detect,” “EZ-H.P.,” and “EZ-PSA”. A trademark for “Aware” was issued and assigned in 2001, renewed in 2011 and 2021. On January 11, 2020, the USPTO renewed our “FORTEL” trademark for another ten years.

The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Effective copyright, trademark, and trade secret protection may not be available in such jurisdictions.

PATENTS AND INFOODS TECHNOLOGY

We have filed dozens of international and Patent Corporation Treaty patents (“PCT”) and have multiple provisional and non-provisional patents currently filed with the USPTO. Substantially 15 of our patents that are pending or registered pertain to the inFoods® technology platform.

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

In August 2018, we received our first patent pertaining to the inFoods® technology platform from the Korean Intellectual Property Office, covering IBS. Since then, we have been granted a total of 15 patents. The USPTO has issued the Company two patents with broad claims that protect our inFoods® technology in testing and treating patients with IBS. Patents have also been issued in the countries of Australia, Canada, Japan (two patents), Korea (two patents), Mexico, Panama, Peru, and Singapore, covering our inFoods® IBS technology. Additional patent applications pertaining to the inFoods® IBS product are in prosecution and review at the USPTO and with the patent issuance authorities in other countries.

We are also developing and have filed patents with claims that cover products that target other diseases utilizing the inFoods® technology platform. We have dozens of patents that are issued, in prosecution or review, pertaining to these other diseases, including: Functional Dyspepsia, Crohn’s disease, Ulcerative Colitis, GERD, Migraine Headaches, Depression, and Osteoarthritis. In addition, we have a family of patents that cover the use of certain information technology (“IT”) platforms and artificial intelligence/machine learning (“AI/ML”) tools that could assist patients in identifying and avoiding packaged or processed food that contain specific foods that they are trying to eliminate from their diet.

In addition to our inFoods IBS related issued patents, we have also been issued inFoods® technology patents pertaining to the following diseases in the following jurisdictions:

●	Attention Deficit Disorder (“ADD”) and Attention Deficit Hyperactivity Disorder (“ADHD”): Australia, European Patent Office (EP), Unitary Patent Office (UP) for certain EU countries, Mexico
●	Crohn’s Disease: Mexico, EP, United Kingdom (UK), UP
●	GERD Disease: Australia, EP, UP, UK
●	Migraine Disease: Japan, EP
●	Osteoarthritis Disease: Mexico, Japan
●	Psoriasis Disease: AU, EP, UK, UP
●	Psychological depression: US, EP, Japan, Mexico, UK, UP
●	Ulcerative Colitis: EP, Japan, UK, UP
●	IT based food monitoring and elimination technology: Japan

We believe the claims in these issued inFoods® IBS patents and claims in our pending patents that protect the use of the inFoods® technology to diagnose and treat various other diseases, provide us with broad protections from other companies making or selling competing products in this highly disruptive new field of medicine.

In addition to the use of our own patents, we have been granted from third parties the rights to use, manufacture and sell certain products that are protected by patents or other intellectual property owned by these third parties. In some cases, royalties are paid on the sales of these products. We anticipate that we will license or purchase the rights to other products or technologies in the future.

We also engage in contract research and development and contract manufacturing for third party companies. The technologies that relate to this contract research and development and manufacturing are protected by patents and other intellectual property. In these situations, this intellectual property is typically licensed to us under a limited license agreement enabling us to perform the services being contracted.

With the launch of inFoods® IBS, our business model for this product includes the potential out-licensing of the product and related patents to a large international life sciences or technology company that could commercialize it or support us in its commercialization. Additionally, we may explore out-licensing opportunities for the patents or intellectual property associated with other products, including our H. pylori product.

EMPLOYEES

As of May 31, 2025 and 2024, we employed a total of 54 and 64 employees, respectively, in the United States, Mexico, UK and Germany, of which 53 and 63 were full-time employees, respectively.

We engage a range of external experts. including Ph.D.’s, M.D.’s, and other industry specialists, as well as medical institutions, to support various aspects of our operations. These services include technical support, regulatory guidance, marketing and public relations, financial advisory, and contract product development and manufacturing. To safeguard the Company, we implement confidentiality agreements, intellectual property ownership clauses, and indemnification provisions with these external parties. Despite these measures, we cannot guarantee complete protection against third-party claims or potential intellectual property theft.

CORPORATE HISTORY

Biomerica, Inc. is a Delaware corporation. The Company operates through two wholly owned subsidiaries: Biomerica de Mexico, which serves as an assembly and manufacturing facility, and BioEurope GmbH, which functions as a distributor of the Company’s products in international markets.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations, and future prospects, in which event the market price of our Common Stock could decline, and you could lose part or all of your investment. The risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties, refer to “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from our anticipated results as a result of a number of factors, including the risks described below.

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

Our financial statements as of May 31, 2025, have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance. However, our independent registered public accounting firm has issued a report that includes an explanatory paragraph highlighting our operational losses and expressing substantial doubt about our ability to continue as a going concern for a period of at least the next twelve months from the date this report is filed.

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

Our operating results are subject to fluctuations due to factors outside our control, which may adversely affect our business, financial condition, and stock price. Key factors include:

●	Regulatory Clearances: Delays or issues with obtaining regulatory approvals in the U.S., Europe, and other markets.
●	Regulatory Compliance: Challenges in meeting compliance requirements in various jurisdictions.
●	Competition: Introduction of superior or lower-priced products by competitors could impact our market share.
●	Reimbursement Changes: Alterations in reimbursement systems or amounts could affect product usage decisions.
●	Economic Conditions: Economic downturns, changes in healthcare spending, reduced consumer demand, inflation, and currency fluctuations.
●	Legal and Regulatory Changes: New or amended laws and regulations affecting our business operations.
●	Market Penetration: Lower than expected adoption of new or recently introduced products.
●	Distributor Dynamics: Variability in distributor inventory levels, buying patterns, and overall performance.
●	Government Mandates: Risks from shelter-in-place orders, lockdowns, or other crisis-related directives.
●	Tariffs: Potential of order holds or sales delays or reductions due to Tariffs
●	Healthcare Market Changes: Consolidation in our customer base or shifts in the healthcare market landscape.

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

There is also no guarantee that our new products, including our inFoods® IBS product and hp+detect™, will be well accepted into the marketplace.

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

Significant government regulation exists in countries in which we conduct business. A large part of the Company’s sales is to distributors in Europe, China, and other countries, which require us to maintain certain certifications to sell our products. Failure to comply with current governmental regulations and quality assurance guidelines could cause the loss of these certifications, which could materially adversely affect the results of the Company. Loss of certifications could lead to temporary manufacturing shutdowns, product recalls, product shortages, or delays in product manufacturing and a decline in sales. Also, evolving EU IVDR requirements may increase compliance costs and extend certification timelines, which could limit our ability to sell certain IVDD products in the EU.

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

Our net sales were approximately $5,311,000 for fiscal year ended May 31, 2025, compared to $5,415,000 for fiscal year eneded May 31, 2024. For the fiscal years ended May 31, 2025 and 2024, the Company had one distributor each year that accounted for 31% and 33% of our net sales, respectively.

Total gross receivables as of May 31, 2025, and 2024 were approximately $757,000 and $966,000, respectively. As of May 31, 2025 and 2024, the Company had four distributors, respectively, that accounted for a total of 69% and 64% of gross accounts receivable, respectively. Of the 69% as of May 31, 2025, 27% was owed by a distributor in North America. Any adverse changes in our relationships with key distributors, or adverse issues related to their financial condition, performance, or purchasing patterns, could have a significant impact on our sales and overall financial results. The loss of a key distributor, or the failure of our direct distribution efforts, could further exacerbate these challenges and adversely affect our business.

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

A significant amount of our products are sold internationally, with substantial sales to distributors in Asia and Europe. We rely on distributor organizations and sales agents to market and sell our products abroad, which exposes us to various foreign risks, including:

●	Compliance Challenges: We must adhere to diverse and evolving registration requirements, which can be controlled by distributors, complicating transitions and limiting our ability to benefit from product registrations.
●	Regulatory Risks: We must comply with complex foreign and U.S. laws and regulations, such as import/export limitations, the Foreign Corrupt Practices Act, and local laws in each market.
●	Tariffs and Trade Barriers: As we expand into new countries and regions, we face changing tariffs and trade barriers, particularly in China which accounts for a large percentage of our sales, and where tariff policies are troublesome.
●	Currency Exchange Fluctuations: Our international sales are subject to currency risks, as changes in the values of foreign currencies relative to the U.S. dollar can make our products more expensive and negatively impact sales.
●	Payment and Pricing Challenges: We encounter longer payment cycles, generally lower average selling prices, and greater difficulty in collecting accounts receivable.
●	Legal Enforceability: We may lack the ability to enforce receivables collections contracts in foreign legal systems.
●	Intellectual Property Risks: There is often reduced protection for, and enforcement of, intellectual property rights in foreign markets.
●	Political and Economic Instability: We are exposed to political and economic instability in regions where we currently sell or plan to expand our product sales.
●	Tax Consequences: We face complex and potentially adverse tax implications in different jurisdictions.
●	Product Diversion: Products sold internationally at lower prices may be diverted back to the United States, affecting our domestic sales.

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

Tariffs and trade dynamics may affect order timing.

In certain markets, tariff changes and related trade uncertainties contributed to extended lead times and rescheduled shipments, which affected the timing of revenue recognition for certain international orders.

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

Although we currently generate revenue, our company is operating at a loss due to significant commercialization of newly developed products and from a slow launch in revenues from our new products and some investments in research and development and. To sustain and advance our business strategy, we must continue to raise additional funds to meet our capital and operating needs. This often involves seeking public or private debt or issuing equity. Raising funds through equity can dilute the interests of our existing stockholders.

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

The end-users of our products are physicians, labs, other healthcare providers and direct consumers. In the United States, healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payers, principally private health insurance plans, federal Medicare, and state Medicaid, to reimburse all or part of the cost of the procedure. The growth needed in the sales of our products would be adversely impacted if physicians and other healthcare providers do not receive adequate reimbursement for the cost of our products by their patients’ third-party payers both in the United States and in foreign markets. Our total revenue could also be adversely affected by changes or trends in reimbursement policies of governmental or private healthcare payers. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation, or reimbursement policies of third-party payers may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis. Finally, we are in the process of applying for Government payer reimbursement for our inFoods IBS® product in the US market. If we are unsuccessful in attaining reimbursement for this product, we will likely fall well short of our future revenue projections.

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

We rely on third-party contract research organizations (“CROs”), universities or/clinical sites collectively, (“Clinical Research Partners”), to coordinate, monitor and conduct of our clinical trials and to manage, analyze, and interpret data for our clinical programs. We, and our Clinical Research Partners, are required to comply with current Good Clinical Practices (“GCPs”), regulations, and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our Clinical Research Partners and at our clinical sites to confirm compliance with these requirements. In the future, if we, our Clinical Research Partnersor our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. If our Clinical Research Partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Despite our and our Clinical Research Partners’ implementation of security measures, information technology systems remain vulnerable to damage from various sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism, and natural disasters. Moreover, despite network security and backup measures, some of our servers and those of our Clinical Research Partners may still be susceptible to physical or electronic break-ins, computer viruses, and similar disruptive issues. Cybersecurity risks are escalating and pose significant threats to our operations. Cyber-attacks could result in the loss of vital company documentation and data, or confidential third-party documents held by the company, essential for our operations.

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

In response to the need to reduce ongoing operating costs, we have implemented a substantial reduction in our workforce. This reduction places an increased workload on the remaining employees and may create concerns about job security. These factors could lead to the loss of key employees, who are critical to our future success, and may make it difficult to attract and retain new talent in these roles.

Sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our securities.

Future sales by the Company of a substantial number of shares of our common stock in the public market to raise needed capital, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC, as part of the registration statement filed on September 28, 2023, which was declared effective on September 29, 2023. This supplement was intended to facilitate the sale of up to $5,500,000 in common stock through an At The Market (ATM) offerings, as defined in Rule 415 under the Securities Act.

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

In order to attain needed capital to operate the Company, we may need to issue preferred stock, warrants, convertible debt or other financial instruments that could have liquidation priority, requirements for interest or dividend payments, or other rights and that could be detrimental to existing shareholders’ return on their investment in the Company.

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

Although we have Federal income tax net operating loss carryforwards of approximately $28,378,000 and California state income tax net operating loss carryforwards of approximately $26,921,000, as of May 31, 2025, use of these loss carryforwards will depend on future income in relationship to expirations dates of these carryforwards.

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

ITEM 2. PROPERTIES

The Company leases its facilities. On May 31, 2025, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California, 92614 which it has been leasing since 2009. This lease was scheduled to expire on August 31, 2016, but the Company had an option to extend the term of its lease for two additional sixty-month periods. On November 30, 2015, the Company exercised its option to extend its lease for an additional sixty-month period and entered into the First Amendment to Lease wherein it extended its lease until August 31, 2021. On April 9, 2021, the Company exercised its second option to extend its lease for an additional five years. When the Company extended its lease in April 2021, it was also granted an additional five- year lease extension option. The current rent is approximately $28,000 per month and will increase on September 1, 2025, to $28,500 per month. The security deposit is approximately $22,000.

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

As of May 31, 2025, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on the Company’s quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market stock exchange under the symbol BMRA.

Holders

As of August 29, 2025, the number of holders of record of Biomerica’s common stock was approximately 858, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock as most of the Company’s common stock is held in street name at securities brokerage firms.

Dividends

The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company intends, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of the Company’s business.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2025.

ITEM 6. RESERVED

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are based on our management team’s expectations, beliefs, intentions, strategies, estimates and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal, or fecal material from patients in the diagnosis of various diseases, food intolerances, and other medical complications. They can also be used to measure or detect the presence and levels of specific bacteria, hormones, antibodies, antigens and other substances, which may exist in the human body in extremely small concentrations. Our products are designed to enhance the health and well-being of people, while reducing total healthcare cost.

Our extensive range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings. Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

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

We invest resources in the research and development of new products designed to diagnose and, in some cases, treat several major medical diseases. These products are either internally developed or licensed from others. Our experienced and highly trained technical personnel, including Ph.D. holders and other scientists, are dedicated to developing new products and managing technology transfer activities. Our technical staff, many of whom, have extensive experience from previous employment at large diagnostic manufacturing companies, bring a wealth of industry knowledge. Additionally, we rely on our Scientific Advisory Board, comprised of leading medical doctors and clinicians, to guide our clinical studies and product development efforts.

A key outcome from our research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative technology is designed to aid in the management of gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases. The DGT product targets chronic inflammatory illnesses that are widespread and prevalent in large markets. We have launched inFoods® IBS product, which leverages this patented technology. The inFoods® IBS product utilizes a simple blood test to identify patient-specific foods that, when eliminated from the diet, may help reduce IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation. Unlike broad and difficult to manage dietary restrictions, the inFoods® IBS product pinpoints a patient’s heightened immunoreactivity to specific foods known to frequently trigger IBS symptoms. By removing the foods identified as problematic, patients can achieve relief from IBS symptoms.

We have introduced our inFoods® product to select gastroenterology (“GI”) physician groups in multiple states and regions, including collaboration with one of the largest GI groups in the U.S. This initial phase was focused on gathering real-world feedback, optimizing physician engagement, and validating operational processes. GI physician feedback has been generally positive, and we are continuing to expand our network by onboarding additional physician practices.

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

Concurrently, we are evaluating distribution, partnership, and licensing opportunities with U.S. companies to support a scalable, broad market launch. These potential collaborations could significantly enhance the commercialization trajectory of inFoods® products, both domestically and internationally.

We are currently in the process of applying for US government payment or reimbursement for the inFoods IBS product through the Medicare system. If the Company is successful in attaining reimbursement, we will move forward with applying for reimbursement of this product by private payer insurance companies. If patients are able to attain and use our inFoods IBS® product at no cost, or with a small co-payment, we believe this will dramatically increase our revenues from this product.

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

In addition, in December 2023 we received FDA clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (H. pylori) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the U.S. population and 45% of the population in Europe’s largest countries. This bacterium is recognized as the strongest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths globally. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring treatment effectiveness. We are actively promoting hp+detect™ to large end-customer laboratories and positioning the product for commercial adoption.

Due to the slower-than-expected launch of our key products, inFoods® IBS and hp+detect™, we have initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 15% during this fiscal year, which incurred costs such as severance, impacting typical cost trends and margins. Additionally, we raised $2,015,000 in net proceeds from the ATM offering filed in May 2024 providing additional liquidity to support our operations. We are actively exploring strategic opportunities to enhance and create shareholder value.

Reverse Stock Split

Effective April 21, 2025 (the “Effective Date”), we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to effect a 1-for-8 reverse stock split (the “Reverse Stock Split”) of our Common Stock. Beginning with the opening of trading on the Effective Date, our common stock began trading on Nasdaq on a split-adjusted basis under the same symbol, “BMRA.” As a result of the Reverse Stock Split, every 8 shares of our common stock issued and outstanding were automatically combined and converted into 1 validly issued, fully paid and non-assessable share of common stock. In lieu of any fractional shares, stockholders who would otherwise have been entitled to receive a fractional share instead had their interests automatically rounded up to the next whole share, after aggregating all the fractional interests of a holder resulting from the Reverse Stock Split.

The Reverse Stock Split did not change the number of authorized shares of our common stock or preferred stock as set forth in our Certificate of Incorporation, as amended. All historical share and per share data for the periods presented in our consolidated financial statements, including for periods ending prior to the Effective Date, has been adjusted to reflect the 1-for-8 Reverse Stock Split on a retroactive basis as if the Reverse Stock Split occurred as of the earliest period presented.

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Year Ended May 31,		Increase (Decrease)
	2025	2024	$	%
Clinical lab	$3,181,000	$3,236,000	$(55,000)	-2%
Over-the-counter	1,049,000	1,426,000	(377,000)	-26%
Contract manufacturing	1,070,000	741,000	329,000	44%
Physician’s office	11,000	12,000	(1,000)	-8%
Total	$5,311,000	$5,415,000	$(104,000)	-2%

For the fiscal year ended May 31, 2025, our net sales were approximately $5,311,000, representing a decrease of $104,000, or 2%, compared to $5,415,000 for the fiscal year ended May 31, 2024. The decrease was primarily driven by reduced retail market activity, lower international over-the-counter sales due to potential tariff impacts, and volatility in clinical laboratory demand. These declines were partially offset by higher contract manufacturing billings and increased demand for our inFoods® IBS product.

Consolidated cost of sales for the fiscal year ended May 31, 2025 was approximately $4,813,000, or 91% of net sales, compared to $4,804,000, or 89% of net sales, for the fiscal year ended May 31, 2024, reflecting a slight increase of $9,000, or 0.2%. The increase was primarily attributable to higher contract manufacturing costs, driven by increased sales in this category, as well as higher costs associated with our inFoods® product. These increases were partially offset by a reduction in direct labor costs. The overall margin impact also reflected a shift in sales mix, with lower over-the-counter sales, which typically generate higher margins in the retail market.

Operating Expenses

The following is a summary of operating expenses:

	Year Ended May 31,
	2025		2024		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$4,612,000	87%	$5,487,000	101%	$(875,000)	-16%
Research and Development	$1,023,000	19%	$1,491,000	28%	$(468,000)	-31%

Selling, General and Administrative Expenses

Our selling, general, and administrative expenses were approximately $4,612,000 for the fiscal year ended May 31, 2025, compared to $5,487,000 for the fiscal year ended May 31, 2024, a decrease of $875,000, or 16%. This reduction reflects our strategic financial management and was primarily attributable to a $351,000 decrease in payroll expenses following a reduction in force implemented in July 2024, a $327,000 decrease in stock compensation, a $66,000 decrease in marketing expenses for OTC products, and a $59,000 decrease in sales and marketing outside services. Overall, the decrease in SG&A expenses demonstrates our continued commitment to strategically allocating capital and maintaining financial discipline while pursuing growth opportunities.

Research and Development

Our research and development expenses were approximately $1,023,000 for the fiscal year ended May 31, 2025, compared to $1,491,000 for the fiscal year ended May 31, 2024, a decrease of $468,000, or 31%. The decrease was primarily driven by a $311,000 reduction in payroll expenses following a reduction in force implemented in July 2024, $68,000 in cost saving related to our inFoods® research and development projects, and a $33,000 reduction in research and development hp+detect™ project expenses as the research phase was completed. For a detailed discussion of our ongoing research initiatives and their potential market impacts, please refer to the “Research and Development” section in Item 1.

Dividend and Interest income

Dividend and interest income was approximately $165,000 for the fiscal year ended May 31, 2025, compared to $431,000 for the fiscal year ended May 31, 2024. The decrease of $266,000 was primarily attributable to lower market interest rates on our cash and cash equivalents, as well as a reduction in cash and cash equivalent balances.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The following are the principal sources of liquidity:

	Year Ended May 31,
	2025	2024
Cash and cash equivalents	$2,399,000	$4,170,000
Working capital including cash and cash equivalents	$3,135,000	$5,527,000

The Company’s ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and our new product launches;
●	Our need to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins as we grow; and
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce; and
●	Certain SEC regulations that limit the amount of capital the Company can raise through issuance of its equity.

Management has analyzed the Company’s cash flow requirements through August 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustain operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity, and seek other strategic alternatives.

As part of our efforts to reduce costs, we have initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. These measures include a workforce reduction of nearly 16% and a substantial reduction in other operating expenses.

As part of our financing plan, on September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in shares of our common stock. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC, as part of this registration statement. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, the Company incurred $81,000 in deferred offering costs during the year ended May 31, 2024. During the year ended May 31, 2025, the Company sold 440,687 shares of its common stock at prices ranging from $3.06 to $8.32 pursuant to the ATM Agreement, which resulted in gross proceeds of approximately $2,143,000 and net proceeds to the Company of $2,015,000, after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $128,000.

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

Operating Activities

During the fiscal year ended May 31, 2025, cash used in operating activities was approximately $3,841,000 compared to $5,361,000 for the fiscal year ended May 31, 2024. The primary factors contributing to this were a loss of approximately $4,973,000, an increase in inventory reserves of $4,000, an increase in accounts receivable of $209,000, a decrease in inventories of $882,000 and a non-cash expense of approximately $944,000. These were partially offset by a decrease in accounts payable and accrued expenses of $467,000, and reduction in lease liabilities of $326,000.

During the fiscal year ended May 31, 2024, cash used in operating activities was approximately $5,361,000, compared to $5,474,000 for the fiscal year ended May 31, 2023. The primary factors contributing to this were a loss of approximately $5,978,000, a decrease in inventory reserves of $205,000, an increase in accounts receivable of $215,000, an increase in inventories of $115,000 and a decrease in lease liability of $297,000. These were partially offset by an increase in accounts payable and accrued expenses of $246,000, and non-cash expenses of approximately $1,211,000.

Investing Activities

During the fiscal year ended May 31, 2025, cash used in investing activities was approximately $37,000, as compared to $115,000 for the fiscal year ended May 31, 2024. During the fiscal year ended May 31, 2025, we had $37,000 in expenditures related to patents. During the fiscal year ended May 31, 2024, we purchased approximately $51,000 of property and equipment and had $64,000 in expenditures related to patents.

Financing Activities

Cash provided financing activities was approximately $2,111,000 for the fiscal year ended May 31, 2025, compared to cash used in financing activities of $81,000 in the fiscal year ended May 31, 2024. In fiscal year end May 31, 2025, we received net proceeds of $2,015,000 from the sale of our common stock and $15,000 from the exercise of stock options. In addition, the Company recorded a non-cash reclassification of $84,000 in deferred offering costs during the same period. By contrast, in the fiscal year ended May 31, 2024, our financing activities primarily consisted of $81,000 in payments for deferred offering costs.

During the fiscal years ended May 31, 2025 and 2024, we received approximately $2,015,000 and $0, respectively, in net proceeds from the sale of common stock. Our common stock sold and issued in the fiscal year ended May 31, 2025 was issued under our shelf registration statement filed with the SEC on September 28, 2023, which was declared effective on September 29, 2023 (the “2023 Registration Statement”). On May 10, 2024, the Company filed a prospectus supplement to the 2023 Registration Statement with the SEC for the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act. As part of this transaction, the Company incurred $81,000 in deferred offering costs during the fiscal year ended May 31, 2024.

As of August 29, 2025, the date on which this Annual Report on Form 10-K for the fiscal year ended May 31, 2025, is filed with the SEC, our 2023 Registration Statement remains subject to the offering limits set forth in General Instruction I.B.6 of Form S-3 because our public float is less than $75 million. For so long as the Company’s public float is less than $75 million, the aggregate market value of securities sold by the Company under the 2023 Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. For purposes of this limitation, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $9,945,252, based on 2,402,235 non-restricted shares of our outstanding common stock held by non-affiliates and a price of $4.14 per share, which was the price at which our common stock was last sold on the Nasdaq Capital Market on July 24, 2025 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. After giving effect to the $3,315,084 offering limit imposed by General Instruction I.B.6 of Form S-3, and after deducting the shares we sold within the preceding 12 months, as of the date of filing this Annual Report, we may sell $231,986 shares of our common stock at this time under the 2023 Shelf Registration Statement.

SUBSEQUENT EVENTS

On July 21, 2025, the Company received a cash refund of approximately $1.1 million from the Internal Revenue Service (IRS) related to previously filed claims for the Employee Retention Credit (ERC), a refundable payroll tax credit under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This amount was recorded and collected subsequent to year-end.

In July and August 2025, the Company completed sales of its common stock under its At-the-Market (“ATM”) offering program, generating net proceeds of approximately $919,000 subsequent to year-end.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2025.

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

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred, and title passes. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to drug stores, e-commerce customers, and distributors, while physicians’ office products are sold to physicians and distributors. The Company does not allow for returns except in the event of defective merchandise and, therefore, does not establish an allowance for returns. Additionally, the Company has contracts with customers that provide purchase discounts for achieving specified sales volumes. The Company regularly evaluates the status of these contracts and does not believe any discounts will be given through the end of the contract periods.

For diagnostic testing services sold directly to patients or physician offices that require processing by a third-party CLIA-certified lab, we recognize revenue once the lab has completed the test results.

For services related to contract manufacturing, revenue is recognized when the service has been performed. Services for some contract works are invoiced and recognized as the project progresses.

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

We record valuation reserves for inventory items with excess quantities and obsolescence exposure. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities. Our inventory valuation reserves totaled $471,000 and $467,000 as of May 31, 2025 and 2024, representing approximately 24% and 16% of our inventory, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the Financial Accounting Standards Board (“FASB”) and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on the Company’s present or future consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker (“CODM”). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 on May 31, 2025, and the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments are to be applied prospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on May 31, 2025, and the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The ASU includes enhanced disclosure requirements, which mandates enhanced transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

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

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2025. Based on that evaluation the CEO and CFO concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms; and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Company management, including the CEO and CFO concluded that, as of May 31, 2025, the Company’s internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended May 31, 2025, that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

Company management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of May 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

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

None noted.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (the “Proxy Statement”) for our 2025 Annual Meeting of Stockholders and is incorporated by reference herein. Our Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended May 31, 2025, pursuant to Regulation 14A under the Exchange Act.

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

Reference is made to the Index to the consolidated financial statements set forth on page FS-1 of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules

All schedules have been omitted as the pertinent information is either not required, not applicable, or otherwise included in the financial statements and notes thereto.

3.	Exhibits

See below.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

3.2	Amended and Restated Bylaws, as adopted on July 24, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 26, 2023).

3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation

4.1	Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

4.2	Description of Capital Stock.

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated June 18, 2009, by and between Registrant and CNH, LLC for 17571 Von Karman Avenue, Irvine, CA 92614 (incorporated by reference to Exhibit 10.1 of the Company’s August 31, 2009 Form 10-Q filed October 16, 2009).

10.2	2014 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 29, 2014).

10.3	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2017).

10.4	2020 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2020).

10.5	Form of Executive Stock Option Agreement (attached herein).

10.6	Employment Agreement, dated March 1, 2023, by and between Biomerica, Inc. and Gary Lu.

10.7	2023 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 27, 2023 ).

10.8	Employment Agreement dated August 28, 2024 by and between Biomerica Inc. and Gary Lu.

10.9	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Zackary S. Irani

10.10	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Allen Barbieri

21.1	List of Subsidiaries (attached herein).

23.1	Consent of Independent Registered Public Accounting Firm (Haskell & White LLP).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 29, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: August 29, 2025
Zackary S. Irani
Director, Chief Executive Officer

/s/ Gary Lu, CPA	Date: August 29, 2025
Gary Lu, CPA
Chief Financial Officer

/s/ Allen Barbieri	Date: August 29, 2025
Allen Barbieri
Director, Vice-Chairman

/s/ Jane Emerson, M.D., Ph.D.	Date: August 29, 2025
Jane Emerson, M.D., Ph.D.
Director

/s/ David Moatazedi	Date: August 29, 2025
David Moatazedi Director

/s/ Eric Chin, CPA	Date: August 29, 2025
Eric Chin, CPA
Director

BIOMERICA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Biomerica, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (the “Company”) as of May 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

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

Inventory Valuation

Critical Audit Matter Description

As described in Note 2 to the Company’s consolidated financial statements, the Company values inventory at the lower of cost or net realizable value with cost inclusive of estimates for reasonable allocations of labor and overhead costs. Also, management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these may be impacted by customer demand for current products and new product introductions. Auditing the Company’s estimates for capitalized labor and overhead was challenging due to the extensive use of estimates throughout this process, including the amount of labor and overhead costs allocable to inventory production and the amount of labor and overhead costs allocable to specific ending inventory product quantities. Auditing the Company’s estimates for slow-moving and obsolete inventories was challenging due to the inherently judgmental nature of forecasting future sales and usage of a significant number of diverse inventory items.

How the Critical Audit Matter Was Addressed in the Audit

To test the valuation of the Company’s inventory, we performed the following audit procedures:

●	Obtained an understanding of the methodologies and policies used by management to estimate capitalized labor and overhead and inventory reserves; we obtained an understanding of key internal controls and assessed their overall appropriateness;
●	Tested the reasonableness of the production labor and overhead cost pools and the reasonableness of inventory quantities produced; we recalculated the allocable labor and overhead rate per unit produced; we recalculated the amount of capitalized labor and overhead based on specific product quantities on hand at the end of the fiscal year; we performed sensitivity analyses to determine the impact of adjustments to management’s estimates; and
●	Tested the accuracy of key data inputs that are the primary drivers for determining the quantitative inventory reserves; these inputs included inventory quantities on hand, approximate age of the inventory quantities, and estimated inventory reserve percentages; we evaluated management’s qualitative analysis of specific inventory product reserves to the extent it differed from the results of management’s quantitative analysis.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2022.

Irvine, California

August 29, 2025

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2025	2024
Assets

Current Assets:
Cash and cash equivalents	$2,399,000	$4,170,000
Accounts receivable, net	731,000	947,000
Inventories, net	1,490,000	2,376,000
Prepaid expenses and other	255,000	238,000
Total current assets	4,875,000	7,731,000
Property and equipment, net of accumulated depreciation and amortization	135,000	201,000
Right-of-use assets, net of accumulated amortization of $1,223,000 and $910,000 as of May 31, 2025 and 2024, respectively	429,000	742,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $69,000 and $48,000 as of May 31, 2025 and 2024, respectively	228,000	212,000
Other assets	113,000	203,000
Total Assets	$5,945,000	$9,254,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$672,000	$1,138,000
Accrued compensation	655,000	655,000
Advances from customers	55,000	85,000
Lease liabilities, current portion	358,000	326,000
Total current liabilities	1,740,000	2,204,000
Lease liabilities, net of current portion	100,000	459,000
Total Liabilities	1,840,000	2,663,000

Commitments and contingencies (Note 9)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of May 31, 2025 and 2024	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of May 31, 2025 and 2024	-	-
Common stock, $0.08 par value, 3,125,000 shares authorized, 2,546,216 and 2,103,154 issued and outstanding at May 31, 2025 and May 31, 2024, respectively	203,000	168,000
Additional paid-in capital	57,175,000	54,720,000
Accumulated other comprehensive loss	(105,000)	(102,000)
Accumulated deficit	(53,168,000)	(48,195,000)
Total Shareholders’ Equity	4,105,000	6,591,000
Total Liabilities and Shareholders’ Equity	$5,945,000	$9,254,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended May 31,
	2025	2024
Net sales	$5,311,000	$5,415,000
Cost of sales	(4,813,000)	(4,804,000)
Gross profit	498,000	611,000

Operating expenses:
Selling, general and administrative	4,612,000	5,487,000
Research and development	1,023,000	1,491,000
Total operating expense	5,635,000	6,978,000

Loss from operations	(5,137,000)	(6,367,000)

Other income:
Dividend and interest income	165,000	431,000
Total other income	165,000	431,000

Loss before income taxes	(4,972,000)	(5,936,000)

Provision for income taxes	(1,000)	(42,000)

Net loss	$(4,973,000)	$(5,978,000)

Basic net loss per common share	$(2.16)	$(2.84)

Diluted net loss per common share	$(2.16)	$(2.84)

Weighted average number of common and common equivalent shares:
Basic	2,297,057	2,103,154

Diluted	2,297,057	2,103,154

Net loss	$(4,973,000)	$(5,978,000)

Other comprehensive loss, net of tax:
Foreign currency translation	(3,000)	8,000

Comprehensive loss	$(4,976,000)	$(5,970,000)

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Biomerica, Inc.

Consolidated Statements Shareholders’ Equity

For the Year Ended May 31, 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2023	2,103,154	$168,000	$53,883,000	$(110,000)	$(42,217,000)	$11,724,000
Foreign currency translation	-	-	-	8,000	-	8,000
Share-based compensation	-	-	837,000	-	-	837,000
Net loss	-	-	-	-	(5,978,000)	(5,978,000)
Balances at May 31, 2024	2,103,154	168,000	54,720,000	(102,000)	(48,195,000)	6,591,000
Foreign currency translation	-	-	-	(3,000)	-	(3,000)
Net proceeds from ATM	440,687	35,000	1,980,000	-	-	2,015,000
Share-based compensation	-	-	460,000	-	-	460,000
Exercise of stock options	2,375	-	15,000	-	-	15,000
Net loss	-	-	-	-	(4,973,000)	(4,973,000)
Balances at May 31, 2025	2,546,216	$203,000	$57,175,000	$(105,000)	$(53,168,000)	$4,105,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31
	2025	2024
Cash flows from operating activities:
Net loss	$(4,973,000)	$(5,978,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,000	81,000
Provision (recovery) for allowance for credit losses	8,000	(10,000)
Provision (recovery) for inventory reserves	4,000	(205,000)
Share-based compensation	460,000	837,000
Amortization of right-of-use asset	313,000	293,000
Changes in assets and liabilities:
Accounts receivable	209,000	(215,000)
Inventories	882,000	(115,000)
Prepaid expenses and other	(17,000)	62,000
Other assets	8,000	(44,000)
Accounts payable and accrued expenses	(466,000)	246,000
Accrued compensation	1,000	(41,000)
Advances from customers	(30,000)	25,000
Reduction in lease liabilities	(327,000)	(297,000)
Net cash used in operating activities	(3,841,000)	(5,361,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(51,000)
Expenditures related to intangibles	(37,000)	(64,000)
Net cash used in investing activities	(37,000)	(115,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	2,143,000	-
Deferred offering costs	(3,000)	(81,000)
Costs from sale of common stock	(44,000)	-
Proceeds from exercise of stock options	15,000	-
Net cash provided by (used in) financing activities	2,111,000	(81,000)

Effect of exchange rate changes in cash	(3,000)	8,000
Net decrease in cash and cash equivalents	(1,770,000)	(5,549,000)

Cash and cash equivalents at beginning of year	4,170,000	9,719,000

Cash and cash equivalents at end of year	$2,400,000	$4,170,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$10,000	$41,000

Non-cash investing and financing activities:
Deferred Offering Costs	$84,000	$-

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2025 AND 2024

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2025 and 2024, include the accounts of Biomerica, Inc. (“Biomerica”) as well as its wholly-owned German subsidiary (“BioEurope GmbH”) and Mexican subsidiary (“Biomerica de Mexico”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

REVERSE STOCK SPLIT

Effective April 21, 2025 (the “Effective Date”), the Company’s board of directors approved a one-for-eight reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). Each 8 shares of the common stock of the Company, par value of $0.08 per share, issued and outstanding immediately prior to the Reverse Stock Split automatically reclassified, combined, converted and changed into one fully paid and non-assessable share of common stock. Beginning with the opening of trading on the Effective Date, our common stock began trading on Nasdaq on a split-adjusted basis under the same symbol, “BMRA.” In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options entitling the holders to purchase shares of the Company’s common stock and upon the vesting of restricted stock units. No fractional shares were issued as a result of the Reverse Stock Split. Instead, the Company’s stockholders who otherwise would have been entitled to a fraction of a share received a full share of common stock. The Reverse Stock Split did not change the number of authorized shares of our common stock or preferred stock as set forth in our Certificate of Incorporation, as amended. All common stock, per share and related information presented in the accompanying consolidated financial statements for periods prior to the date of the Reverse Stock Split, have been retroactively adjusted to reflect the Reverse Stock Split.

LIQUIDITY AND GOING CONCERN

The Company has incurred net losses and negative cash flows from operations and has an accumulated deficit of approximately $53,168,000 as of May 31, 2025. As of May 31, 2025, the Company had cash and cash equivalents of approximately $2,399,000 and working capital of approximately $3,135,000.

On September 28, 2023, the Company filed a new “shelf” registration statement on Form S-3 with the SEC, to replace the expiring S-3 that was filed in July 2020, which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, the Company filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). As part of this transaction, the Company incurred $81,000 in deferred offering costs during the year ended May 31, 2024.

During the year ended May 31, 2025, the Company sold 440,687 shares of its common stock at prices ranging from $3.06 to $8.32 pursuant to the ATM Agreement, which resulted in gross proceeds of approximately $2,143,000 and net proceeds to the Company of $2,015,000, after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $128,000.

The Company intends to use the net proceeds from any funds raised through the ATM offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs

As of May 31, 2025 and 2024, the Company had cash and cash equivalents of approximately $2,399,000 and $4,170,000, respectively. As of May 31, 2025 and 2024, the Company had working capital of approximately $3,135,000 and $5,527,000, respectively.

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

Management has analyzed the Company’s cash flow requirements through August 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustain operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity, and seek other strategic alternatives. While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

The Company’s consolidated financial statements as of May 31, 2025 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than the amount recorded on a historical basis. The Company’s consolidated financial instruments consist of its cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of the Company’s financial instruments approximate their fair values. The Company also maintains an investment in a privately held company (see below).

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

Our net sales were approximately $5,311,000 for fiscal 2025, compared to $5,415,000 for fiscal 2024. For the fiscal years ended May 31, 2025, and 2024, the Company had two and one distributor each year that accounted for 41% and 33% of our net sales, respectively.

Total gross receivables as of May 31, 2025, and 2024 were approximately $757,000 and $966,000, respectively. As of May 31, 2025, and 2024, the Company had four distributors, respectively, that accounted for a total of 69% and 64% of gross accounts receivable, respectively. Of the 69% as of May 31, 2025, 27% was owed by a distributor in North America.

For the fiscal year ended May 31, 2025, purchases from one vendor accounted for approximately 12% of the Company’s raw material purchases, compared to approximately 16% for the fiscal year ended May 31, 2024.

GEOGRAPHIC CONCENTRATION

As of May 31, 2025 and 2024, approximately $483,000 and $537,000, respectively, of Biomerica’s gross inventory was located in Mexicali, Mexico.

As of May 31, 2025 and 2024, approximately $10,000 and $14,000, respectively, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico.

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

As of May 31, 2025 and 2024, the Company has established an allowance of approximately $26,000 and $19,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

The Company occasionally prepays for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are utilized.

As of May 31, 2025 and 2024, the prepaids were approximately $255,000 and $238,000, respectively, comprised of prepayments to insurance and various other suppliers.

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

The following is a summary of approximate net inventories:

	May 31,
	2025	2024
Raw materials	$1,071,000	$1,519,000
Work in progress	743,000	1,145,000
Finished products	147,000	179,000
Total gross inventory	$1,961,000	$2,843,000
Inventory reserve	(471,000)	(467,000)
Inventories, net	$1,490,000	$2,376,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of May 31, 2025 and 2024, inventory reserves were approximately $471,000 and $467,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to approximately $66,000 and $63,000 for the years ended May 31, 2025 and 2024, respectively.

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

Intangible assets are amortized on a straight-line basis over their estimated useful lives, not to exceed 18 years for marketing and distribution rights and 10 years for purchased technology use rights. Patents are amortized over their individual useful lives, which average approximately 15 years. Amortization expense was approximately $21,000 and $18,000 for the fiscal years ended May 31, 2025 and 2024, respectively. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The Company uses a qualitative assessment to determine whether there was any impairment. There was no impairment of intangible assets for the years ended May 31, 2025 and 2024.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of May 31, 2025 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the year ended May 31, 2025.

SHARE-BASED COMPENSATION

The Company follows the guidance of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The Company grants stock options and restricted stock units (“RSUs”) under its equity incentive plans. The Company measures all share-based payment awards at their grant-date fair value. RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited exercise activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The Company expensed approximately $460,000 and $837,000 of share-based compensation during the years ended May 31, 2025 and 2024, respectively.

In applying the Black-Scholes option-pricing model, the following assumptions used in the valuation of awards issued for years ended May 31, 2025 and 2024:

	For the year ended May 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility	105.90 - 117.41%	100.54 - 111.98%
Risk free interest rate	3.68 - 4.52%	4.00 - 4.59%
Expected term	4.69 - 6.25 years	4.69 - 6.25 years

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

As of May 31, 2025, the Company had approximately $55,000 of advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	For Year Ended May 31,
	2025	2024
Clinical lab	$3,181,000	$3,236,000
Over-the-counter	1,049,000	1,426,000
Contract manufacturing	1,070,000	741,000
Physician’s office	11,000	12,000
Total	$5,311,000	$5,415,000

See Note 8 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

The Company includes shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $1,023,000 and $1,491,000 of research and development costs during the years ended May 31, 2025 and 2024, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years and the benefits of net operating loss and tax credit carryforwards. These temporary differences and the benefits of net operating loss and tax credit carryforwards are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. As of May 31, 2025 and 2024, in accordance with ASC 740, the Company has a valuation allowance for all of its net deferred tax assets. During the year ended May 31, 2025, this valuation allowance was increased to $11,748,000, which fully covers the net deferred tax asset of $11,748,000.

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

During the year ended May 31, 2025, the Company had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of May 31, 2025.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended May 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $35,000 and $101,000 for the years ended May 31, 2025 and 2024, respectively.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the year, and revenues and costs are translated using average exchange rates for the year. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transaction gains or losses that are included in the consolidated statements of operations and comprehensive loss for the years ended May 31, 2025 and 2024.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amounts of anti-dilutive stock options not included in the loss per share calculation for the years ended May 31, 2025 and 2024 were 413,866 and 434,954, respectively.

SEGMENT REPORTING

The Company defines its segments on the basis in which internally reported financial information is reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company manages its operations as a single operating and reportable segment, which focus on the development, manufacture, marketing, and sale of diagnostic products. As all material financial information is included in the consolidated results, the Company has identified one reportable segment. The CODM uses net loss and cash flow information to evaluate performance, including detailed cost information as part of the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. The measure of profit or loss of the operating segment is net loss as reported in the consolidated financial statements included in this annual report.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. The Company’s CODM is the Chief Executive Officer.

The Company’s reportable segment product sales, net and net income (loss) for the years ended May 31, 2025 and 2024 consisted of the following :

	For the Year Ended May 31,
	2025	2024
Net sales	$5,311,000	$5,415,000
Cost of sales	(4,813,000)	(4,804,000)
Gross profit	498,000	611,000

Operating expenses:
Sales and marketing expense	1,628,000	2,339,000
General and administrative expense	2,984,000	3,148,000
Research and development expense	1,023,000	1,491,000
Total operating expense	5,635,000	6,978,000

Loss from operations	(5,137,000)	(6,367,000)

Other income:
Dividend and interest income	165,000	431,000
Total other income	165,000	431,000

Loss before income taxes	(4,972,000)	(5,936,000)

Provision for income taxes	(1,000)	(42,000)

Net loss	$(4,973,000)	$(5,978,000)

REPORTING COMPREHENSIVE LOSS

Comprehensive loss represents net loss and any revenues, expenses, gains and losses that, under GAAP, are excluded from net loss and recognized directly as a component of shareholders’ equity. Items of other comprehensive loss consist solely of foreign currency translation adjustments for the years ended May 31, 2025 and 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on the Company’s present or future consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the CODM. The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 on May 31, 2025, and the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments are to be applied prospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on May 31, 2025, and the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3: PROPERTY AND EQUIPMENT, NET

The following is an approximate breakdown of property and equipment, net of accumulated depreciation:

	May 31,
	2025	2024
Equipment	$1,384,000	$1,384,000
Furniture, fixtures and leasehold improvements	211,000	211,000
Less accumulated depreciation	(1,460,000)	(1,394,000)
Net property and equipment	$135,000	$201,000

NOTE 4: INTANGIBLE ASSETS, NET

The following is an approximate breakdown of intangible assets, net of accumulated amortization:

	May 31,
	2025	2024
Patents	$297,000	$260,000
Less accumulated amortization-patents	(69,000)	(48,000)
Intangible assets, net	$228,000	$212,000

Expected amortization of intangible assets for the years ending May 31:

2026	$20,000
2027	20,000
2028	20,000
2029	20,000
2030	20,000
Thereafter	128,000
Total	$228,000

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is an approximate breakdown of accounts payable and accrued expenses balances:

	May 31,
	2025	2024
Accounts payable	$295,000	$560,000
Accrued expenses	377,000	578,000
Total	$672,000	$1,138,000

As of May 31, 2025, the Company had one vendor that accounted for 20% of accounts payable. As of May 31, 2024, the Company had two vendors that accounted for 36% of accounts payable.

NOTE 6: SHAREHOLDERS’ EQUITY

STOCK OPTION AND RESTRICTED STOCK PLANS

In December 2014, the Company adopted and shareholders approved a stock option and restricted stock plan (the “2014 Plan”). Subsequently, in December 2017, the Company adopted and shareholders approved a stock option and restricted stock plan (the “2017 Plan”). In February 2020, the Board approved the 2020 Stock Incentive Plan (the “2020 Plan” and on December 11, 2020, the shareholders of the Company approved the 2020 Plan. In April 2023, the Board approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) and on December 7, 2023, the shareholders of the Company approved the 2023 Plan. On December 13, 2024, the Board approved the Company’s 2024 Stock Incentive Plan (the “2024 Plan” and collectively with the 2014 Plan, 2017 Plan, 2020 Plan and 2023 Plan, the “Equity Incentive Plans”) and on December 7, 2024, the shareholders of the Company approved the 2024 Plan.

The Equity Incentive Plans provide that non-qualified options and incentive stock options and restricted stock may be granted to directors, affiliates, employees, or consultants of the Company. The Equity Incentive Plans authorize awards representing up to 112,500,112,500, 150,000, and 200,000 shares of the Company’s common stock to be issued under the 2017 Plan, 2020 Plan, 2023 Plan, and 2024 Plan, respectively. Awards granted under the Equity Incentive Plans typically vest over 4 years. Options granted under the Equity Incentive Plans will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant. The 2017 Plan expires in December 2027, the 2020 Plan expires in December 2030, the 2023 Plan expires in December 2033, and 2024 Plan expires in December 2034.

Stock-based compensation expense for the years ended May 31, 2025 and 2024 is as follows:

	For the Year Ended May 31,
	2025	2024
Cost of sales	$37,000	$70,000
Selling, general and administrative	415,000	742,000
Research and development	8,000	25,000
Total stock option expense	$460,000	$837,000

Activity as to aggregate stock options outstanding is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding at May 31, 2023	292,547	$28.16	$146,000
Options granted	167,313	$9.02	$-
Options canceled or expired	(24,906)	$36.95	$-
Options Outstanding at May 31, 2024	434,954	$20.29	$-
Options granted	53,630	$2.78	$-
Options exercised	(2,375)	$6.56	$4,000
Options canceled or expired	(72,343)	$13.47	$-
Options Outstanding at May 31, 2025	413,866	$19.29	$18,000
Options vested and exercisable at May 31, 2025	296,578	$24.00	$-

The weighted average grant date fair value of options granted during 2025 and 2024 were $2.33 and $6.40, respectively.

Activity as to RSUs outstanding is as follows:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested RSUs at May 31, 2024	-	$-
Granted	97,500	2.51
Unvested RSUs at May 31, 2025	97,500	$2.51

Stock-based compensation expense recognized related to RSUs for the years ended May 31, 2025 and 2024 is $64,000 and $0, respectively.

As of May 31, 2025, total stock-based compensation expense related to non-vested stock option awards not yet recognized totaled approximately $535,000 and total stock-based compensation expense related to non-vested RSUs not yet recognized totaled approximately $181,000. The weighted-average period over which these amounts are expected to be recognized is 2.38 years and 2.48 years, respectively. The weighted average remaining contractual term of options that were exercisable on May 31, 2025 was 5.35 years. The weighted average remaining contractual term of options that were vested, exercisable, or expected to vest on May 31, 2025 was 6.24 years.

COMMON STOCK ACTIVITY

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

During the year ended May 31, 2025, the Company sold 440,687 shares of its common stock at prices ranging from $3.06 to $8.32 pursuant to the ATM Agreement, which resulted in gross proceeds of approximately $2,143,000 and net proceeds to the Company of $2,015,000, after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $128,000, including $84,000 of previously capitalized deferred offering cost.

PREFERRED STOCK ACTIVITY

There was no preferred stock activity for the years ended May 31, 2025 and 2024.

NOTE 7: INCOME TAXES

Provision for income taxes for the years ended May 31 consists of the following:

	For the Year Ended May 31,
	2025	2024
Current:
U.S. Federal	$-	$-
Foreign Taxes Subsidiaries	-	(41,000)
State and local	(1,000)	(1,000)
Total current	(1,000)	(42,000)
Deferred:
U.S. Federal	-	-
State and local	-	-
Total deferred	-	-
Income tax expense	$(1,000)	$(42,000)

Provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate applicable for each year (21% for 2025 and 2024) to pretax income as a result of the following:

	For the Year Ended May 31,
	2025	2024
Computed “expected” tax benefit	$1,044,000	$1,247,000
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(1,379,000)	(1,428,000)
State income taxes, net of federal benefit	337,000	459,000
Permanent tax differences and other	75,000	(148,000)
Stock based compensation benefit	(3,000)	-
Foreign taxes of subsidiaries	(75,000)	(172,000)
Income tax expense	$(1,000)	$(42,000)

The tax effect of significant temporary differences is presented below:

	May 31,
	2025	2024
Deferred tax assets:
Accounts receivable, principally due to allowance for credit losses	$9,000	$5,000
Inventory valuation	132,000	131,000
Compensated absences	7,000	144,000
Net operating loss carryforwards	7,840,000	6,658,000
Tax credit carryforwards	89,000	1,380,000
Deferred rent expense/capitalized leases	1,450,000	11,000
Stock options	1,656,000	1,561,000
Sec 174 capitalized costs	1,000	501,000
Losses of foreign subsidiaries and other, net	567,000	2,000
Accumulated depreciation and amortization	(3,000)	(24,000)
Total deferred tax assets	11,748,000	10,369,000
Less valuation allowance	(11,748,000)	(10,369,000)
Net deferred tax asset	$-	$-

The Company has provided a valuation allowance of approximately $11,748,000 and $10,369,000 as of May 31, 2025 and 2024, respectively. The net change in the valuation allowance for the years ended May 31, 2025 and 2024 was an increase of $1,379,000 and $1,428,000, respectively. The Company has recorded a full valuation allowance against its United States and foreign deferred tax assets in each of the years ended May 31, 2025 and 2024 because the Company’s management believes that it is more likely than not that these assets will not be realized.

On May 31, 2025, the Company has Federal income tax net operating loss carryforwards of approximately $28,378,000. On May 31, 2025, the Company has California state income tax net operating loss carryforwards of approximately $26,921,000. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2025 and 2039 for federal and state purposes, respectively. Federal net operating losses beginning in 2018 have no expiration date.

As of May 31, 2025, the Company has Federal research and development tax credit carryforward of approximately $978,000. The Federal credits begin to expire in 2028. The Company also had similar credit carryforwards for state purposes of $596,000 on May 31, 2025, which do not expire.

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

For the year ended May 31, 2025, the Company performed an analysis and has not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future, and should the Company owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. The Company is generally no longer subject to any income tax examinations by US federal or state tax authorities for years before fiscal 2021.

The 2017 Tax Cuts and Jobs Act (TCJA) changed the treatment of Section 174 research and experimental costs beginning January 1, 2022. Historically, taxpayers had the option of expensing Section 174 costs currently or amortizing over five years. The TCJA provision required taxpayers to capitalize such costs and amortize over five years for research conducted domestically or fifteen years if conducted outside of the U.S.

The One Big Beautiful Bill Act (“OBBBA”) was signed by President Trump on July 4, 2025. OBBBA generally removes the capitalization requirement for domestic research and development expenditures, allowing the Company the option to expense Section 174 costs again. We do not expect this change in law to have any material effect on the Company.

NOTE 8: GEOGRAPHIC INFORMATION

The Company operates as one segment. Geographic information regarding net sales is approximately as follows:

	For the Year Ended May 31,
	2025		2024
Asia	$1,718,000	32%	$1,881,000	35%
Europe	1,297,000	24%	1,438,000	27%
North America	1,658,000	31%	1,285,000	24%
Middle East	630,000	13%	800,000	14%
South America	8,000	0%	11,000	0%
Total	$5,311,000	100%	$5,415,000	100%

NOTE 9: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases facilities in Irvine, California and Mexicali, Mexico.

As of May 31, 2025, the Company had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California. This facility includes administration, research and development, certain manufacturing, shipping and inventory storage. The lease for its headquarters expires in August 2026. The Company has the option to extend the lease for an additional five-year term. The Company made a security deposit of approximately $22,000.

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

The following table presents information on our operating leases for the years ended May 31, 2025 and 2024:

	For the Year Ended May 31,
	2025	2024
Operating lease cost	$353,000	$353,000
Variable lease cost	11,000	11,000
Short-term lease cost	11,000	14,000
Total lease cost	$375,000	$378,000

The future minimum lease payments of the Company’s operating lease liabilities by fiscal year are as follows:

Year Ending May 31,
Operating Leases
2026	$375,000
2027	101,000
Total minimum future lease payments	476,000
Less: imputed interest	18,000
Total operating lease liabilities	$458,000

The following table summarizes the Company’s other supplemental lease information for the years ended May 31, 2025 and 2024:

	For the Year Ended May 31,
	2025	2024
Cash paid for operating lease liabilities	$366,000	$356,000
Weighted-average remaining lease term (years)	1.23	2.27
Weighted-average discount rate	6.50%	6.50%

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

There were no legal proceedings pending as of May 31, 2025.

CONTRACT AND LICENSING AGREEMENTS

The Company has one royalty agreement in which it has obtained rights to manufacture and market certain products for the life of the products. Royalty expenses of approximately $7,000 and $10,000 is included in cost of sales for the agreement for each of the years ended May 31, 2025 and 2024, respectively. Sales of products manufactured under these agreements comprise approximately 1% of total sales for the years ended May 31, 2025 and 2024, respectively. The Company may license other products or technology in the future as it deems necessary for conducting business. The Company has other royalty agreements; however, they are not considered material.

NOTE 10: SUBSEQUENT EVENTS

On July 21, 2025, the Company received a cash refund of approximately $1.1 million from the Internal Revenue Service (IRS) related to previously filed claims for the Employee Retention Credit (ERC), a refundable payroll tax credit under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This amount was recorded and collected subsequent to year-end.

In July and August 2025, the Company completed sales of its common stock under its At-the-Market (“ATM”) offering program, generating net proceeds of approximately $919,000 subsequent to year-end.

