Form 10-K/A
period 2025-05-31
BIOMERICA INC
filed 2025-09-26
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The outstanding number of shares of common stock, par value $0.08, as of September 26, 2025 was 2,869,900.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (the “2025 Annual Report”), originally filed by Biomerica, Inc. with the Securities and Exchange Commission (the “SEC”) on August 29, 2025. References throughout this Amendment No. 1 to “Biomerica, Inc.”, “Biomerica”, “we”, “us”, “our”, or the “Company” refer to Biomerica, Inc. and its subsidiaries, taken as a whole, unless the context otherwise indicates.

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for our 2025 Annual Meeting of stockholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended May 31, 2025. Accordingly, this Amendment No. 1 is being filed solely to:

●	amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2025 Annual Report, in their entirety as set forth herein; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

Except as set forth above, no other Items of our 2025 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2025 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2025 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2025 Annual Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth the name and current age of each director nominee, the year he or she was first elected, and his or her current position(s) with the Company. The Company does not pay a fee to any third party to identify potential nominees. The Board has not received recommended nominees from a stockholder and none of our directors or director nominees were selected pursuant to any arrangement or understanding, other than with our directors acting within their capacity as a director. There are no family relationships among any of our directors, director nominees, or executive officers.

Name	Age	Director Since	Positions Held
Zackary Irani	59	1997	Chief Executive Officer and Director
Allen Barbieri	67	1999	Executive Vice-Chairperson of the Board and Corporate Secretary
Jane Emerson, M.D., Ph.D.	70	2007	Director, Chairperson of Nominating & Governance Committee and Member of Compensation and Audit Committees
Catherine Coste	58	2020	Director, Chairperson of Audit Committee and Member of Nominating & Governance and Compensation Committees (resigned as of June 4, 2025)
Eric Bing Chin	41	2025	Director, Chairperson of Audit Committee and Member of Nominating & Governance and Compensation Committees
David Moatazedi	47	2023	Director, Chairperson of Compensation Committee and Member of Audit and Nominating and Governance Committees

Background of Nominees

Zackary Irani

Mr. Zackary Irani has served as a Director, Chief Executive Officer of the Company since April 1997. Until June 2024, Mr. Zackary Irani served as the Chairperson of the Board from April 1997. Prior to that time, Mr. Zackary Irani served as the Company’s Vice-President of Business Development. He has been an employee of the Company since 1986. During the fiscal years 2008 and 2009, Mr. Zackary Irani also served as Chairperson of the Board of Lancer Orthodontics, Inc., a medical device company with manufacturing operations in the U.S. and Mexico, and served as Lancer’s Chief Executive Officer from April 1997 until April 2004. Mr. Zackary Irani holds a BS degree and an MBA degree from the University of California, Irvine - The Paul Merage School of Business.

We believe Mr. Zackary Irani is qualified to serve on our Board because of his service as the Chief Executive Officer of the Company, his extensive knowledge of the Company’s business and operations, his financial expertise, his education, and his knowledge of the business sector in which the company competes.

Allen Barbieri

Mr. Allen Barbieri served as an Executive Director and as Vice Chairperson and Corporate Secretary of the Company since August 2020. Since January 2022, Mr. Barbieri has also concurrently served as the Chief Executive Officer of Küleon LLC, a small private biotech company engaged in development of therapeutic drugs targeting neurologic disorders. From October 1999 through August 2020, Mr. Allen Barbieri also served as an outside independent director of the Company From March 2015 to April 2022, Mr. Allen Barbieri served as a member of the board of directors of CareTrust REIT, Inc. (NYSE:CTRE), a large publicly traded real estate investment trust, where he served as Chairman of the Corporate Governance and Nominating Committee and as a member of the Audit and Compensation Committees. From January 2010 to March 2018, Mr. Allen Barbieri served as the Chief Executive Officer of Biosynthetic Technologies, a privately held, renewable specialty chemicals company, with BP and Monsanto as primary owners. Prior to that, from April 2004 to September 2009, Mr. Allen Barbieri served as the Chief Executive Officer of Lancer Orthodontics, Inc., a medical device company with manufacturing operations in the U.S. and Mexico. From 1998 to 1999, he served as President and Chief Financial Officer of BUY.COM, a major internet retailer, and from 1994 to 1999 Mr. Allen Barbieri was President and Chief Executive Officer of Pacific National Bank. Mr. Allen Barbieri holds an MBA from Massachusetts Institute of Technology (MIT).

We believe Mr. Allen Barbieri is qualified to serve on our Board due to his extensive knowledge of the Company’s business and operations, his financial expertise in investment banking and experience as a Chief Executive Officer and Chief Financial Officer of public and private institutions, his education, and his prior experience as a board member of numerous public and private companies.

Dr. Jane Emerson

Dr. Jane Emerson has served as a Director of the Company since April 2007. Since July 1, 2009, Dr. Emerson has served as Vice Chair for Clinical Programs and Chief of Clinical Pathology at the University of Southern California Keck School of Medicine, Los Angeles, California. From 1994 to 2009, Dr. Emerson was on the faculty of the University of California, Irvine School of Medicines where she served as Chief of Clinical Pathology, and from 2000 to 2009, she served as the Vice Chair for Clinical Programs, Department of Pathology, and Laboratory Medicine. Dr. Emerson holds a MD from the University of Virginia, completed a residency in Laboratory Medicine at Johns Hopkins, and earned a PhD in Physics from Brown.

We believe Dr. Emerson is qualified to serve on our Board due to her extensive education, her industry leading experience in the clinical laboratory sector, her knowledge of clinical lab products and the process of attaining regulatory clearance for new lab-based diagnostic tests, and her 13 years of experience of service on the Board of the Company.

Catherine Coste

Ms. Catherine Coste served as a Director of the Company from September 2020 to June 2025. Ms. Catherine Coste retired from Deloitte and Touche LLP (“Deloitte”), an industry-leading audit, consulting, tax and advisory firm, in 2020, where she was a senior Partner and served as one of Deloitte’s Life Sciences industry executive leaders. During her career at Deloitte, Ms. Catherine Coste was directly involved with over 30 life science corporations, the majority of which were large-cap and medium-cap public corporations. Ms. Catherine Coste has served as an Independent Director at Minerva Surgical, Inc., a commercial-stage medical technology company, since February 2021, where she is Chair of the Audit Committee and a Member of the Compensation Committee. Ms. Catherine Coste has also served as an Independent Director at Renalytix, plc(NASDAQ: RNLX), an artificial intelligence-enable in vitro diagnostics company, since June 2023, where she Chairs the Audit Committee and is also a Member of the Renumeration Committee. Ms. Catherine Coste spent 32 years in both corporate and professional services positions leading global finance, internal audit and operations teams. She has extensive experience in Sarbanes-Oxley compliance, corporate risk analysis and management, cyber risk assessment, fraud prevention, IT systems analysis and upgrades, internal controls, and corporate governance. Ms. Catherine Coste is a Certified Public Accountant in California and holds a Bachelor of Science in Business Administration with a focus on Accounting from California State University, Hayward.

We believe Ms. Catherine Coste was qualified to serve on our Board due to her education, her extensive work experience as a partner at Deloitte, more than 20 years of experience advising life sciences companies in multiple areas of their operations including accounting and finance, and other experience serving on the board of a public life science company.

Eric Bing Chin, CPA

Mr. Eric Bing Chin, CPA has served as a Director of the Company since June 2025. Mr. Chin has served as the Chief Financial Officer of Akido Labs, Inc. since January 2023 and as a board member, Treasurer, and Secretary of Rhode Island Primary Care Physicians Corporation since December 2023. From 2018 to 2022, Mr. Chin served as Chief Financial Officer at Astrana Health, a publicly traded company and member of the S&P SmallCap 600. From 2011 to 2018, Mr. Chin served in finance leadership positions within Public Storage and Alexandria Real Estate Equities, both of which are publicly traded and members of the S&P 500. From 2002 to 2011, Mr. Chin was a practicing CPA with EY, a global public accounting firm. Mr. Chin holds a BA degree from UCLA.

Mr. Chin serves as an advisory board member for AI 2030, a fundraiser for the American Heart Association’s Executives with Heart, and a fundraiser for the Covenant House of Los Angeles. He also actively volunteers as a mentor for the UCLA Alumni mentoring program. Mr. Chin is also a Member of the Healthcare Financial Management Association, a Charter Member of The F-Suite, and a member of the National Association of Corporate Directors.

We believe Mr. Chin is qualified to serve on our Board due to his education, his financial expertise, his experience as a Chief Financial Officer of healthcare companies, his professional experience, and his prior experience serving as a member of the board of directors of a healthcare company.

David Moatazedi

Mr. David Moatazedi has served as a Director of the Company since September 2020. Mr. David Moatazedi has served as the President and Chief Executive Officer, and as a member of the of board of directors of Evolus, Inc. (“Evolus”) (NASDAQ: EOLS), since May 2018. Evolus is a publicly traded life sciences company headquartered in Orange County, California, with a market capitalization of approximate $500 million. From March 2017 to June 2020, David also served as an independent board member of Obalon Therapeutics, a publicly traded life sciences company that was later merged into ReShape Lifesciences Inc. From 2016 to 2018, Mr. David Moatazedi served as Senior Vice President at Allergan Inc. (“Allergan”), and head of the U.S. Medical Aesthetics division. Mr. David Moatazedi also worked in various other leadership positions within Allergan since 2005, including Vice President, Sales and Marketing of the U.S. Facial Aesthetics, and the U.S. Plastic Surgery Divisions. Before Allergan, from 2000 to 2005 Mr. David Moatazedi was a district manager for Novartis Pharmaceuticals, a multinational pharmaceuticals company. Mr. David Moatazedi holds, an MBA from Pepperdine University and a BA degree from California State University, Long Beach.

We believe Mr. David Moatazedi is qualified to serve on our Board due to his education, his financial expertise, his experience as a Chief Executive Officer of a publicly traded life sciences company, his professional experiences, and his prior experience serving as a member of the board of directors of a public life science company.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Position(s)
Zackary Irani	59	Chief Executive Officer
Allen Barbieri	67	Executive Vice Chairperson
Gary Lu	45	Chief Financial Officer

The following provides certain biographical information with respective to each of our executive officers who is not a director.

Zackary Irani	Mr. Zackary Irani’s background is discussed above under the heading “Background of Nominees.”

Allen Barbieri	Mr. Allen Barbieri’s background is discussed above under the heading “Background of Nominees.”

Gary Lu	Mr. Gary Lu has served as the Chief Financial Officer of the Company since March 2023. Mr. Gary Lu brings over 20 years of diverse extensive experience with SEC publicly traded and privately held companies in corporate strategy, financial management, operations, fundraising, and merger and acquisition activities. Prior to joining the Company, from September 2019 to February 2023, Mr. Gary Lu served as the Controller and Vice President of Finance at Happy Money, a leading platform for unsecured lending. From January 2019 to September 2019, Mr. Gary Lu served as Controller and Vice President of Finance at Verb Technology Company, Inc. (NASDAQ: VERB), a software company. From January 2015 to January 2019, Mr. Gary Lu served as Vice President Southwest Corporate Controller at FirstService Residential Management, Inc., a property management company, and the largest subsidiary of FirstService Corporation (NASDAQ: FSV). From October 2014 to January 2015, he served as the Corporate Controller and Head of Finance at Hoag Orthopedic Institute, LLC, a nationally ranked organization for orthopedic care. From December 2008 to October 2014, he served within various finance cross-disciplined roles at Broadcom Inc. (NASDAQ: AVGO), a semi-conductor manufacturing company. Mr. Gary Lu began his career at Ernst & Young, LLP, a professional services company, where he served as an Assurance Manager from September 2003 to November 2008, and provided assurance services to both publicly traded and private company clients of the firm. Mr. Gary Lu is a certified public accountant and received a BA in Economics and Accounting from the University of California, Los Angeles (UCLA).

BOARD DIVERSITY

The diversity of the Company’s Board is listed below and is reviewed annually by the Board.

Board Diversity Matrix (as of September 30, 2025)
Total Number of Directors	5
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	3	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

LEGAL PROCEEDINGS

There are no legal proceedings related to any of our directors, director nominees, or executive officers which are required to be disclosed pursuant to applicable SEC rules.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

The Board maintains an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. For the fiscal year ended May 31, 2025, the Board held eight in-person or telephonic Board meetings, three of which were strategy and update meetings with management, and acted by unanimous written consent three times. The Audit Committee held seven meetings; the Compensation Committee held four meetings; and the Nominating and Corporate Governance Committee held four meetings. During the fiscal year ended May 31, 2025, all directors attended 75% or more of the aggregate meetings of the Board and the Committees on which they served.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Company has a Nominating and Corporate Governance Committee Charter which may be viewed on the Company’s website at www.biomerica.com.

The Company has a standing Nominating and Corporate Governance Committee (the “Governance Committee”). The Governance Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise arise. In the event that vacancies are anticipated or otherwise arise, the Governance Committee utilizes a variety of methods for identifying and evaluating director candidates. The Governance Committee will consider candidates recommended by current directors, professional search firms, stockholders or other persons.

To select a director candidate, the Governance Committee undergoes a series of discussions and review of the candidates. Once the Governance Committee has identified a prospective nominee, the Governance Committee will evaluate the prospective nominee in the context of the then current composition of the Board and will consider a variety of other factors, including the prospective nominee’s public company experience, corporate governance experience, business, technology, strategy, and industry experience, finance and financial reporting experience, and other attributes that would be expected to contribute to an effective Board. The Board seeks to identify nominees who possess a diverse range of experience, skills, areas of expertise, industry knowledge, business judgment, and professional ethics and values. Although the Governance Committee does not have a formal policy with respect to diversity, it has a well-established process to identify director nominees, and considers diversity when evaluating candidates for director nominees. The Board does not evaluate stockholder nominees differently than any other nominee.

Our Board will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the nomination. To be timely, the notice must be received within the time frame discussed below in this Proxy Statement under the heading “Date of Submission of Stockholder Proposals.” To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director for the Company if elected at the next annual meeting, a description of all arrangements or understandings between the nominating stockholder and the nominee, and certain other information about the nominating stockholder and the nominee.

The Governance Committee met four times during the fiscal year ended May 31, 2025. For the fiscal year ended May 31, 2025, the Committee consisted of Dr. Jane Emerson, Mr. David Moatazedi and Ms. Catherine Coste with Dr. Jane Emerson serving as Chairperson of the Governance Committee. Following our fiscal year end, on June 4, 2025, Ms. Catherine Coste resigned as an independent member of the Board, thereby vacating her position as a member of the Governance Committee. On the same date, the Board appointed Mr. Eric Bing Chin to serve as an independent member of the Board and also as a member of the Governance Committee filling the vacancy created by Ms. Coste’s resignation .. After the Annual Meeting, it is anticipated that Dr. Jane Emerson will continue to serve as Chair of the Governance Committee and Mr. David Moatazedi and Mr. Eric Bing Chin will remain members.

COMPENSATION COMMITTEE

The Company has a Compensation Committee Charter which may be viewed on the Company’s website at www.biomerica.com.

The Compensation Committee is responsible for assisting the Board in discharging its responsibilities regarding the compensation of our employees and directors. The specific duties of the Compensation Committee include, among other matters: reviewing and approving executive compensation; evaluating our executive officers’ performance; setting the compensation levels of our executive officers; setting our incentive compensation plans, including our equity-based incentive plans; making recommendations to the Board for annual compensation of directors; and making recommendations to our Board regarding our overall compensation structure, policies and programs.

The Compensation Committee may delegate authority to the chief executive officer or the chief financial officer to grant equity incentive plan awards to our non-executive employees consistent with the parameters approved in advance by the compensation committee.

Historically, our Chief Executive Officer and Executive Vice-chairperson have provided input and recommendations to the Compensation Committee on the compensation of executive officers and members of the Board. In addition, representatives from our executive management team finance function have provided information or recommendations to the Compensation Committee regarding design of any cash and equity incentive programs. Also, while the Compensation Committee does not officially retain an executive compensation consultant, it does obtain industry and peer-group compensation information from certain national compensation consulting firms and other industry resources. The Compensation Committee reviews all of this input and information in determining and setting director and executive officer compensation plans. All decisions affecting executive officer compensation are made by the Compensation Committee, in its sole discretion.

The Compensation Committee met four times during the fiscal year ended May 31, 2025. One Compensation Committee meeting was held without management, and three Compensation Committee meetings were held with management attending at least a portion of the meeting. For the fiscal year-end May 31, 2025, the Compensation Committee was comprised of Mr. David Moatazedi, Dr. Jane Emerson and Ms. Catherine Coste, with Mr. David Moatazedi serving as Chairperson of the Compensation Committee. Following our fiscal year end, on June 4, 2025, Ms. Catherine Coste resigned as an independent member of the Board, thereby vacating her position as a member of the Compensation Committee. On the same date, the Board appointed Mr. Eric Bing Chin to serve as an independent member of the Board and also as a member of the Compensation Committee filling the vacancy created by Ms. Coste’s resignation. It is anticipated that Mr. David Moatazedi will continue to serve as Chairperson of the Compensation Committee after the Annual Meeting, and Dr. Jane Emerson and Mr. Eric Bing Chin will remain members.

AUDIT COMMITTEE

The Company has an Audit Committee Charter which may be viewed on the Company’s website at www.biomerica.com.

The Audit Committee is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. In addition, the Audit Committee assists the Board in its oversight of our compliance with legal and regulatory requirements. The specific duties of the Audit Committee include, among others: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our Board. The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to all of our employees and to the independent auditor. The Audit Committee also has the ability to retain, at the Company’s expense and without further approval of the Board, special legal, accounting, or other consultants or experts that it deems necessary in the performance of its duties.

The Audit Committee met four times during the fiscal year ended May 31, 2025. For the fiscal year ended May 31, 2025, the Audit Committee consisted of Ms. Catherine Coste, Mr. David Moatazedi, and Dr. Jane Emerson with Ms. Catherine Coste serving as Chairperson of the Audit Committee. Following our fiscal year end, on June 4, 2025, Ms. Catherine Coste resigned as an independent member of the Board, thereby vacating her position as Chairperson of the Audit Committee. On the same date, the Board appointed Mr. Eric Bing Chin to serve as an independent member of the Board and also as the Chairperson of the Audit Committee filling the vacancy created by Ms. Coste’s resignation. It is anticipated that Mr. Eric Bing Chin will serve as the Chairperson of the Audit Committee after the Annual Meeting, and Dr. Jane Emerson and Mr. David Moatazedi will remain members. The Board has determined that Mr. Eric Bing Chin qualifies as an “audit committee financial expert” and that each member of the Audit Committee is financially literate. All members of the Audit Committee meet the independence standards set forth in applicable Securities and Exchange Commission (“SEC”) and Nasdaq rules.

DIRECTOR INDEPENDENCE

The Board reviews the independence of each director when he or she is elected to the Board and monitors their independence on a continual basis. The Board considers the transactions and relationships between each member and the Company in determining independence. The Board determines independence based on the definition of “Director Independence” as defined by SEC rules and as determined in accordance with Rule 5605 of the Marketplace Rules of Nasdaq. Based upon that review, the Board has affirmatively determined that Mr. Eric Bing Chin, Mr. David Moatazedi, and Dr. Jane Emerson are independent, (collectively, the “Independent Directors”).

BOARD LEADERSHIP STRUCTURE

The Board selects a Chairperson in a manner it determines to be in the best interests of the Company. It is in the Board’s discretion to determine whether the same individual should serve as both the Chief Executive Officer and Chairperson of the Board or whether those roles should be separated. This flexibility permits the Board to organize its functions and conduct its business in a manner it deems most effective in then-prevailing circumstances and to select the individual it considers to be best-suited to serve as Chairman of the Board at any particular time. At this time, the Board has not yet appointed a new person to serve as the Chairperson of the Board.

BOARD ROLE IN RISK OVERSIGHT

The Board is responsible for oversight of material risks facing the Company, including financial, cybersecurity, and compliance risks, while our management team is responsible for the day-to-day management of risk. In addition, the Board has delegated oversight of certain categories of risk to the Audit Committee and the Compensation Committee, which are comprised entirely of independent directors. The Audit Committee and the Compensation Committee respectively report to the Board as appropriate on matters that involve specific areas of risk that each committee oversees.

Financial, Compliance and Controls Risks

The Audit Committee has scheduled periodic and annual reviews and discussions with management regarding significant risk exposures and incident metrics, including those relating to global financial, accounting, and treasury matters, internal audit and controls, and legal and regulatory compliance. These discussions cover the steps management has taken to monitor, control, and report such exposures, as well as the Company’s policies with respect to risk assessment and risk management.

Employee Compensation Risks

The Compensation Committee oversees management of risks relating to the Company’s compensation plans and programs. The Company’s management and the Compensation Committee have assessed the risks associated with the Company’s compensation policies and practices for all employees, including non-executive officers. These include risks relating to setting ambitious targets for our employees’ compensation or the vesting of their equity awards, our emphasis on at-risk equity-based compensation, discrepancies in the values of equity-based compensation depending on employee tenure relative to increases in stock price over time and the potential impact of such factors on the retention or decision-making of our employees, particularly our senior management. Based on the results of this assessment, the Company does not believe that its compensation policies and practices for all employees, including non-executive officers, create risks that are reasonably likely to have a material adverse effect on the Company.

CORPORATE GOVERNANCE

The Company’s Corporate Governance Policy and its Policy on Business Conduct and Ethics (“Ethics Policy”) for all directors, officers, and employees of the Company, including executive officers, are available on the Company’s web site at www.biomerica.com. Stockholders may also obtain free of charge printed copies of this policy by writing to the Corporate Secretary of the Company at our principal executive offices.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of securities to file initial reports of ownership of our stock and reports of changes in such ownership with the SEC. To our knowledge, all required filings pursuant to Section 16(a) were timely made during the fiscal year ended May 31, 2025.

EMPLOYEE, DIRECTOR, AND OFFICER HEDGING

We have not adopted any policy regarding the ability of our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.

INSIDER TRADING POLICY

We also maintain a Policy on Insider Trading governing the purchase or sale of our securities by our officers, directors and employees and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. We consider it improper and inappropriate for any employee, officer or director to engage in short-term or speculative transactions in our securities. The Policy on Insider Trading specifically prohibits officers, directors and other employees and consultants from engaging in short sales, margin accounts, pledging or hedging transactions of our securities. A copy of the Policy on Insider Trading Policy was filed as Exhibit 19.1 to our 2025 Annual Report.

COMPENSATION RECOVERY POLICY

We believe that it is in the best interests of the Company and its stockholders to create and maintain a culture that emphasizes integrity and accountability and reinforces our pay-for-performance compensation philosophy. We have adopted a compensation recovery policy, which has been filed as an exhibit to our 2025 Annual Report. The compensation recovery policy provides for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws and describes certain remedies available to the Board to address executive officers who have engaged in fraudulent or other intentional misconduct. Our compensation recovery policy applies to any compensation paid to executive officers that is granted, earned, or vested based wholly or in part upon attainment of a financial reporting measure.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION OF NAMED EXECUTIVE OFFICERS

In December 2024, our Compensation Committee conducted its annual review of our compensation philosophy and made recommendations to the Board, which set the total compensation plan for our Named Executive Officers. This review included certain market data, other factors, and operational performance of the Company. The focus of the Compensation Committee, the Board, and management is aligning management total compensation with shareholder return. As such, the Company pays below market salaries and cash bonuses (when paid) and focuses on equity awards for Named Executive Officers.

Cash Compensation

We use salary to compensate our Named Executive Officers for services rendered during the year and to recognize each of their experience, skills, knowledge, and responsibilities required of each Named Executive Officers. Our Compensation Committee considers adjustments to salary to reflect market conditions and Company results.

Equity Compensation

We view equity awards as the critical element of total compensation of our Named Executive Officers. Although we do not specifically tie any portion of a Named Executive Officer’s equity compensation to Company performance, the Company utilizes incentive stock options and restricted stock as equity awards, the value of which bears a direct correlation to total shareholder return. Stock options issued to Named Executive Officers, often vest over a four-year period. Stock options issued to Named Executive Officers are always issued with an exercise price equal to the then current market price of the Company’s Common Stock. As such, the value in these issued stock options is tied to long-term increases in stockholder value. Further, since issued stock options generally vest over four (4) years, these equity awards serve as a means of retaining our Named Executive Officers, as well as other employees of the Company.

The Compensation Committee and, if applicable, the Board typically grant equity awards, including, if any, stock options, during their regularly scheduled meetings early in the fiscal year. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new hires. The Compensation Committee and the Board do not take material nonpublic information into account when determining the timing and terms of equity awards, including options. The Compensation Committee and the Board do not time the release of material nonpublic information to affect the value of executive compensation.

The following table sets forth the total compensation earned by the Company’s Chief Executive Officer, Executive Vice Chairperson and Chief Financial Officer and Secretary (the “Named Executive Officers”) for the fiscal years ended May 31, 2025 and 2024.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (4)	Total ($)
Zackary Irani (1),	2025	$122,596	78,438	-	$201,034
Chairman & Chief Executive Officer	2024	$150,000	-	210,103	$360,103
Allen Barbieri (2),	2025	$93,415	34,513	-	$127,928
Director, Executive Vice Chairman & Secretary	2024	$124,583	-	119,400	$243,983
Gary Lu (3),	2025	$260,000	51,769	-	$311,769
Chief Financial Officer	2024	$260,000	-	125,636	$385,636

(1)	As part of cost reduction measures during the fiscal year ended May 31, 2025, Mr. Zackary Irani voluntarily reduced his salary from $150,000 to $75,000 effective August 1, 2024. Effective January 1, 2025, Mr. Irani’s annual base salary was reinstated to $150,000. In the fiscal years ended May 31, 2025 and 2024, there were no management incentive cash bonuses and Mr. Zackary Irani received no issuance of stock. Mr. Zackary Irani was granted 31,250 shares of restricted stock during the fiscal year ended May 31, 2025. The aggregate grant-date fair value of these shares of restricted stock was $78,438, based on the closing market price of the Company’s common stock of $2.51 per share on the date of grant.

(2)	As part of cost reduction measures during the fiscal year ended May 31, 2025, Mr. Allen Barbieri voluntarily reduced his salary from $110,000 to $88,000 effective August 1, 2024. In the previous fiscal year ended May 31, 2024, Mr. Allen Barbieri’s salary was voluntarily reduced from $110,000 to $88,000, effective January 1, 2024. In the fiscal years ended May 31, 2025 and 2024, there were no management incentive cash bonuses and Mr. Allen Barbieri received no issuance of stock. Mr. Allen Barbieri was granted 13,750 shares of restricted stock during the fiscal year ended May 31, 2025. The aggregate grant-date fair value of these shares of restricted stock was $34,513, based on the closing market price of the Company’s common stock of $2.51 per share on the date of grant.

(3)	During the fiscal year ended May 31, 2025, Mr. Gary Lu did not receive a salary increase. In the previous fiscal year ended May 31, 2024, his salary became effective upon his appointment as chief financial officer on March 1, 2023. In the fiscal years ended May 31, 2025 and 2024, there were no management incentive cash bonuses and Mr. Gary Lu received no issuance of stock. Mr. Gary Lu was granted 20,625 shares of restricted stock during the fiscal year ended May 31, 2025. The aggregate grant-date fair value of these shares of restricted stock was $51,769, based on the closing market price of the Company’s common stock of $2.51 per share on the date of grant.

(4)	For additional information as to the assumptions made in valuation, see Note 2 to the Company’s audited financial statements filed with the SEC in our Annual Report.

Employment Agreement

The Company has a written employment agreement with Gary Lu for his role as the Chief Financial Officer of the Company (the “Lu Employment Agreement”). Mr. Lu’s employment is at-will and may be terminated by him or the Company at any time, with or without cause or notice. Pursuant to the Lu Employment Agreement, Mr. Lu is entitled to separation pay under the following circumstances:

i.	Termination by the Company for Cause: If the Company terminates Mr. Lu for Cause (as defined in the Lu Employment Agreement), Mr. Lu is entitled to all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination.

ii.	Termination by the Company without Cause: If the Company terminates Mr. Lu without Cause (as defined in the Lu Employment Agreement), Mr. Lu shall be paid all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination. In the event Mr. Lu is terminated by the Company without Cause, including following a Change in Control (as defined by the Lu Employment Agreement), he will be eligible for severance pay that is equal to 12 months of Mr. Lu’s base bay, provided that he executes and does not revoke a customary general release of claims against the Company and its affiliates, officers, directors, agents, and employees (the “Severance Payment”).

iii.	Termination by the Employee with Cause: If Mr. Lu terminates his employment with the Company with Cause, including a termination with Cause following a Change in Control, he will be eligible for a Severance Payment. In the event of a termination of employment by Mr. Lu with Cause following a Change in Control, all unvested stock options previously issued to him shall become immediately vested and exercisable.

The Company has a written employment agreement with Zack Irani for his role as the Chief Executive Officer of the Company (the “Irani Employment Agreement”). Mr. Irani’s employment is at-will and may be terminated by him or the Company at any time, with or without cause or notice. Pursuant to the Irani Employment Agreement, Mr. Irani is entitled to separation pay under the following circumstances:

i.	Termination by the Company for Cause: If the Company terminates Mr. Irani for Cause (as defined in the Irani Employment Agreement), Mr. Irani is entitled to all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination.

ii.	Termination by the Company without Cause: If the Company terminates Mr. Irani without Cause (as defined in the Irani Employment Agreement), Mr. Irani shall be paid all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination. In the event Mr. Irani is terminated by the Company without Cause, including following a Change in Control (as defined by the Irani Employment Agreement), he will be eligible for severance pay that is equal to 12 months of Mr. Irani’s base bay, provided that he executes and does not revoke a customary general release of claims against the Company and its affiliates, officers, directors, agents, and employees (the “Severance Payment”).

iii.	Termination by the Employee with Cause: If Mr. Irani terminates his employment with the Company with Cause, including a termination with Cause following a Change in Control, he will be eligible for a Severance Payment. In the event of a termination of employment by Mr. Irani with Cause following a Change in Control, all unvested stock options previously issued to him shall become immediately vested and exercisable.

The Company has a written employment agreement with Allen Barbieri for his role as the Corporate Secretary and Executive Vice Chairman of the Company (the “Barbieri Employment Agreement”). Mr. Barbieri’s employment is at-will and may be terminated by him or the Company at any time, with or without cause or notice. Pursuant to the Barbieri Employment Agreement, Mr. Barbieri is entitled to separation pay under the following circumstances:

i.	Termination by the Company for Cause: If the Company terminates Mr. Barbieri for Cause (as defined in the Barbieri Employment Agreement), Mr. Barbieri is entitled to all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination.

ii.	Termination by the Company without Cause: If the Company terminates Mr. Barbieri without Cause (as defined in the Barbieri Employment Agreement), Mr. Barbieri shall be paid all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination. In the event Mr. Barbieri is terminated by the Company without Cause, including following a Change in Control (as defined by the Irani Employment Agreement), he will be eligible for severance pay that is equal to 12 months of Mr. Irani’s base bay, provided that he executes and does not revoke a customary general release of claims against the Company and its affiliates, officers, directors, agents, and employees (the “Severance Payment”).

iii.	Termination by the Employee with Cause: If Mr. Barbieri terminates his employment with the Company with Cause, including a termination with Cause following a Change in Control, he will be eligible for a Severance Payment. In the event of a termination of employment by Mr. Barbieri with Cause following a Change in Control, all unvested stock options previously issued to him shall become immediately vested and exercisable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisabe	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	3/24/2016	12,500	0	0	$9.60	3/24/2026	0	0	0	0
	1/22/2018	9,375	0	0	$31.20	1/22/2028	0	0	0	0
	12/20/2018	18,750	0	0	$18.00	12/20/2028	0	0	0	0
	12/19/2019	15,625	0	0	$22.48	12/19/2029	0	0	0	0
Zackary Irani	12/10/2020	9,827	0	0	$50.88	12/10/2030	0	0	0	0
	12/9/2021	9,375	3,125	0	$35.68	12/9/2031	0	0	0	0
	12/7/2023	6,563	6,562	0	$13.36	4/20/2033	0	0	0	0
	12/13/2023	4,844	14,531	0	$7.91	12/13/2033	0	0	0	0
	12/13/2024	0	0	0	$-		31,250	78,438	0	0
	3/24/2016	4,375	0	0	$9.60	3/24/2026	0	0	0	0
	1/22/2018	3,125	0	1	$31.20	1/22/2028	0	0	0	0
	12/20/2018	6,250	0	2	$18.00	12/20/2028	0	0	0	0
	12/19/2019	6,250	0	3	$22.48	12/19/2029	0	0	0	0
Allen Barbieri	12/10/2020	3,750	0	4	$50.88	12/10/2030	0	0	0	0
	12/9/2021	5,625	0	5	$35.68	12/9/2031	0	0	0	0
	12/7/2023	6,250	0	6	$13.36	4/20/2033	0	0	0	0
	12/13/2023	12,500	0	7	$7.91	12/13/2033	0	0	0	0
	12/13/2024	0	0	0	$-		13,750	34,513	0	0
	4/6/2023	6,250	6,250	0	$13.92	4/6/2033	0	0	0	0
Gary Lu	12/13/2023	4,844	14,531	0	$7.91	12/13/2033	0	0	0	0
	12/13/2024	0	0	0	$-		20,625	51,769	0	0

(1)	The vesting dates coincide with the option grant date annually for options held at the fiscal year-end.

(2)	For Mr. Zackary Irani, 25% of the option awards granted on 12/7/2023 vested immediately, while the remaining 75% will vest in equal installments over a 36-month period. The option awards granted to him on 1/22/2018 also vest in equal installments over a 36-month period. All other option awards granted to Mr. Zackary Irani vest in equal installments over a 48-month period. All RSU awards granted to Mr. Zackary Irani are subject to the same 48-month vesting schedule.

(3)	For Mr. Allen Barbieri, 100% of the option awards granted on 12/7/2023 vest immediately. All other share option awards granted to Mr. Allen Barbieri vest after a 12-month cliff date. All RSU awards granted to Mr. Allen Barbieri are subject to the same 12-month cliff.

(4)	All share option awards granted to Mr. Gary Lu vest in equal annual installments over a 4-year period. All RSU awards granted to Mr. Gary Lu are subject to the same 4-year vesting schedule.

INDEPENDENT DIRECTOR COMPENSATION

Our Independent Directors receive a cash component in addition to an equity component as part of their annual Board retainer fee. The cash component of Board retainer fees is paid quarterly, while stock options typically vest on the one-year anniversary date of issuance. The compensation of directors is subject to review and adjustment from time to time by the Board.

The annual cash retainer fees are paid according to the following schedule:

DIRECTOR COMPENSATION
Annual Cash Retainer	$45,000
Committee Chair Stipends:
Audit	$15,000
Compensation	$7,500
Nominating and Corporate Governance	$7,500

The following table presents the compensation of Independent Directors for the fiscal year ended May 31, 2025.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards Value ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Value ($)
Catherine Coste	$60,000	26,669	(1)	-	-	-	-	$86,669
Jane Emerson, M.D., Ph.D.	$52,500	26,669	(2)	-	-	-	-	$79,169
David Moatazedi	$52,500	26,669	(3)	-	-	-	-	$79,169

(1)	At fiscal year ended May 31, 2025, Ms. Catherine Coste had 22,125 option awards outstanding and 10,625 shares of restricted stock outstanding.

(2)	At fiscal year ended May 31, 2025, Dr. Jane Emerson had 297,000 option awards outstanding and 10,625 shares of restricted stock outstanding.

(3)	At fiscal year ended May 31, 2025, Mr. David Moatazedi had 132,000 option awards outstanding and 10,625 shares of restricted stock outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 26, 2025, certain information as to shares of Common Stock owned by (i) each person known to beneficially own more than 5% of the outstanding Common Stock, (ii) each director, including director nominees, and each of our Named Executive Officers (as defined under “Executive Compensation of Named Executive Officers”), and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person listed has sole voting and investment power over the shares beneficially owned by him or her. Unless otherwise indicated, the address of each beneficial owner is 17571 Von Karman Avenue, Irvine, California 92614.

5% or Greater Stockholders

NAME OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED (1)
Zackary Irani	245,679	8.3%

Directors and Named Executive Officers

NAME OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED (1)
Zackary Irani (2)	245,679	8.3%
Allen Barbieri (3)	71,668	2.5%
Jane Emerson, M.D., Ph.D. (4)	52,875	1.8%
Gary Lu (5)	30,469	1.1%
David Moatazedi (6)	25,563	0.9%
Eric Bing Chin (7)	-	0.0%
All executive officers and directors as a group (six persons)	475,103	16.2%

*	Percentage of shares beneficially owned does not exceed 1.0% of our outstanding shares of Common Stock.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Any shares of Common Stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group. Percentage ownership for each named beneficial owner, and the ownership of the directors and executive officers as a group, is based on 2,869,900 shares outstanding as of September 26, 2025, plus the shares the named person and group has a right to acquire within 60 days thereafter pursuant to options, warrants, conversion privileges or other rights and privileges.

(2)	Includes 245,679 shares underlying options exercisable by Mr. Zackary Irani at or within 60 days of September 26, 2025.

(3)	Includes 71,668 shares underlying options exercisable by Mr. Allen Barbieri at or within 60 days of September 26, 2025.

(4)	Includes 52,875 shares underlying options exercisable by Dr. Jane Emerson at or within 60 days of September 26, 2025.

(5)	Includes 30,469 shares underlying options exercisable by Mr. Gary Lu at or within 60 days of September 26, 2025.

(6)	Includes 25,563 shares underlying options exercisable by Mr. David Moatazedi at or within 60 days of September 26, 2025.

(7)	Mr. Eric Bing Chin joined the Board in June 2025. He has no stock options that are exercisable at or within 60 days of September 26, 2025.

Equity Compensation Plan Information

The following table sets forth information as of May 31, 2025 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options or rights	Weighted Average exercise price of outstanding options or rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	413,866	$19.29	153,038
Equity compensation plans not approved by security holders	-	-	-
Total	413,866	$19.29	153,038

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Board reviews, approves, and/or ratifies all transactions involving related persons. The purpose of the review is to determine that such transactions are not conducted on terms that are materially less favorable to the Company than what would be usual and customary in transactions between unrelated persons and, in the case of transactions involving directors, to determine whether such transactions affect the independence of a director in accordance with the relevant rules and standards issued by the SEC.

Other than as described under the headings “Executive Compensation” and “Director Compensation” in Item 11 of this Amendment, since June 1, 2024, there has not been, and there is not currently proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

●	we or our subsidiaries were or will be a participant;
●	the amount involved exceeded or exceeds $120,000; and
●	any of our directors, executive officers, beneficial owners of more than 5% of any class of our voting securities, any member of the immediate family of any such director or executive officer, or any person (other than a tenant or employee) sharing the household of any such director or executive officer had or will have a direct or indirect material interest.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance; Corporate Governance, Board Composition” above for a discussion regarding the independence of the members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The approximate aggregate fees billed for professional services by our auditors in the fiscal years ended May 31, 2025 and 2024 were as follows:

	FISCAL YEAR	FISCAL YEAR
	2025	2024
FEES	($)	($)
Audit Fees(1)	$163,650	$154,000
Audit and review of the financial statements
Tax Fees(2)	21,037	19,887
Tax Consulting Services
All Other Fees(3)	8,000	23,040
Total	$192,687	$177,040

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in our Forms 10-Q, and for any other services that are normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

(2)	Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning. The Company did not incur any tax fees from H&W for fiscal years 2024 and 2025.

(3)	All Other Fees consist of the aggregate fees billed for products and services provided by our auditors and not otherwise included in Audit Fees, Audit Related Fees, or Tax Fees. These include services such as issuing a Comfort Letter for the ATM offering and providing consent for the Form S-3 filing.

The Audit Committee has considered that the provision of the above services has not impaired the principal accountant’s ability to maintain independence.

It is the policy of the Audit Committee that all audit and permissible non-audit services provided by our independent registered public accounting firm and related fees paid to our independent registered public accounting firm must be approved in advance by the Audit Committee on a case-by-case basis. All of the above-described services provided by our auditors were approved in advance by the Audit Committee under Item 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS LIST AND FINANCIAL SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Incorporated by reference to Item 15(a)(1) of the 2024 Annual Report.

2.	Consolidated Financial Statement Schedules

Incorporated by reference to Item 15(a)(2) of the 2024 Annual Report.

3.	Exhibits

See below.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

3.2	Amended and Restated Bylaws, as adopted on July 24, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 26, 2023).

3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 16, 2025).

4.1	Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

4.2	Description of Capital Stock.

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated June 18, 2009, by and between Registrant and CNH, LLC for 17571 Von Karman Avenue, Irvine, CA 92614 (incorporated by reference to Exhibit 10.1 of the Company’s August 31, 2009 Form 10-Q filed October 16, 2009).

10.2	2014 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 29, 2014).

10.3	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2017).

10.4	2020 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2020).

10.5	Employment Agreement, dated March 1, 2023, by and between Biomerica, Inc. and Gary Lu (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed August 25, 2023).

10.6	2023 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 27, 2023 ).

10.7	2024 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 30, 2024).

10.8	Employment Agreement dated August 28, 2024 by and between Biomerica Inc. and Gary Lu (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed August 28, 2024).

10.9	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Zackary S. Irani (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 14, 2025).

10.10	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Allen Barbieri (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 14, 2025).

19.1	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed August 29, 2025).

23.1	Consent of Independent Registered Public Accounting Firm (Haskell & White LLP) (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed August 29, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed August 29, 2025).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed August 29, 2025).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.1 of the Company’s Form 10-K filed August 29, 2025).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed August 29, 2025).

97.1	Compensation Recovery Policy, effective November 17, 2023.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The certifications attached as Exhibits 32.3 and 32.4 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMERICA, INC.
Registrant

By	/s/ Zackary S. Irani
Zackary S. Irani,
Chief Executive Officer

Dated: September 26, 2025

