Form 10-Q
period 2025-08-31
BIOMERICA INC
filed 2025-10-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-37863

BIOMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2645573
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

17571 Von Karman Avenue, Irvine, CA (Address of principal executive offices)	92614 (Zip Code)

(949) 645-2111

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.08 per share	BMRA	Nasdaq Capital Market

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 14, 2025 was 2,869,900

BIOMERICA, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2025	May 31, 2025
Assets

Current Assets:
Cash and cash equivalents	$3,053,000	$2,399,000
Accounts receivable, net	1,205,000	731,000
Inventories, net	1,473,000	1,490,000
Prepaid expenses and other	168,000	255,000
Total current assets	5,899,000	4,875,000
Property and equipment, net of accumulated depreciation and amortization	120,000	135,000
Right-of-use assets, net of accumulated amortization of $1,305,000 and $1,223,000 as of August 31, 2025 and May 31, 2025, respectively	347,000	429,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $74,000 and $69,000 as of August 31, 2025 and May 31, 2025, respectively	223,000	228,000
Other assets	100,000	113,000
Total Assets	$6,854,000	$5,945,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$681,000	$672,000
Accrued compensation	591,000	655,000
Advances from customers	54,000	55,000
Lease liabilities, current portion	367,000	358,000
Total current liabilities	1,693,000	1,740,000
Lease liabilities, net of current portion	6,000	100,000
Total Liabilities	1,699,000	1,840,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:

Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of August 31, 2025 and May 31, 2025	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of August 31, 2025 and May 31, 2025	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 2,815,410 and 2,546,216 issued and outstanding at August 31, 2025 and May 31, 2025, respectively	225,000	203,000
Additional paid-in capital	58,198,000	57,175,000
Accumulated other comprehensive loss	(102,000)	(105,000)
Accumulated deficit	(53,166,000)	(53,168,000)
Total Shareholders’ Equity	5,155,000	4,105,000
Total Liabilities and Shareholders’ Equity	$6,854,000	$5,945,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended August 31,
	2025	2024
Net sales	$1,380,000	$1,807,000
Cost of sales	(956,000)	(1,518,000)
Gross profit	424,000	289,000

Operating expenses:
Selling, general and administrative	1,330,000	1,360,000
Research and development	212,000	297,000
Total operating expense	1,542,000	1,657,000

Loss from operations	(1,118,000)	(1,368,000)

Other income:
Dividend, interest, and other income	1,123,000	56,000
Total other income	1,123,000	56,000

Income (loss) before income taxes	5,000	(1,312,000)

Provision for income taxes	(3,000)	(4,000)

Net income (loss)	$2,000	$(1,316,000)

Basic net income (loss) per common share	$0.00	$(0.63)

Diluted net income (loss) per common share	$0.00	$(0.63)

Weighted average number of common and common equivalent shares:
Basic	2,638,699	2,103,154

Diluted	2,638,699	2,103,154

Net income (loss)	$2,000	$(1,316,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	2,000	(6,000)

Comprehensive income (loss)	$4,000	$(1,322,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended August 31, 2024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2024	2,103,154	$1,346,000	$53,542,000	$(102,000)	$(48,195,000)	$6,591,000
Foreign currency translation	-	-	-	(6,000)	-	(6,000)
Share-based compensation	-	-	77,000	-	-	77,000
Net loss	-	-	-	-	(1,316,000)	(1,316,000)
Balances at August 31, 2024	2,103,154	$1,346,000	$53,619,000	$(108,000)	$(49,511,000)	$5,346,000

For the Three Months Ended August 31, 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2025	2,546,216	$203,000	$57,175,000	$(105,000)	$(53,168,000)	$4,105,000
Foreign currency translation	-	-	-	3,000	-	3,000
Net proceeds from sales of common stock	258,569	21,000	891,000	-	-	912,000
Share-based compensation	10,625	1,000	132,000	-	-	133,000
Net income	-	-	-	-	2,000	2,000
Balances at August 31, 2025	2,815,410	$225,000	$58,198,000	$(102,000)	$(53,166,000)	$5,155,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,000	$(1,316,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,000	21,000
Provision for allowance for credit losses	38,000	12,000
Inventory reserve	7,000	5,000
Share-based compensation	133,000	77,000
Amortization of right-of-use asset	82,000	76,000
Changes in assets and liabilities:
Accounts receivable	(512,000)	(616,000)
Inventories	10,000	429,000
Prepaid expenses and other	87,000	106,000
Other assets	5,000	-
Accounts payable and accrued expenses	10,000	(49,000)
Accrued compensation	(63,000)	(11,000)
Advances from customers	(1,000)	-
Reduction in lease liabilities	(86,000)	(78,000)
Net cash used in operating activities	(268,000)	(1,344,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	939,000	-
Costs from sale of common stock	(19,000)	-
Net cash provided by financing activities	920,000	-

Effect of exchange rate changes on cash	2,000	(6,000)
Net increase (decrease) in cash and cash equivalents	654,000	(1,350,000)

Cash and cash equivalents at beginning of period	2,399,000	4,170,000

Cash and cash equivalents at end of period	$3,053,000	$2,820,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,000	$4,000
Non-cash investing and financing activities:
Deferred offering costs	$8,000	$-

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

Our existing medical diagnostic products are sold worldwide primarily in two markets: (a) clinical laboratories and (b) point-of-care (physicians’ offices). Most of our products are Conformite Europeenne (“CE”) marked and/or sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2025. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2026. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on August 29, 2025, as amended on our Annual Report on Form 10-K/A, filed with the SEC on September 26, 2025. Management has evaluated all subsequent events and transactions through the date of filing this report.

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

MARKETS AND METHODS OF DISTRIBUTION

The majority of our revenues come from the sale of products it manufactures in the United States and Mexico, with certain raw materials sourced from Asia and other regions. Our diagnostic business serves a diverse customer base that includes both domestic and international distributors, as well as hospitals, clinical laboratories, medical research institutions, pharmaceutical companies, drugstores, wholesalers, physicians’ offices, and e-commerce customers. A significant portion of our revenues are derived from international sales.

We employ a Director of Sales and Marketing for Europe and South America, based in Germany, who has over 20 years of experience in diagnostics and life sciences. This individual’s international business experience and multilingual capabilities have facilitated strong relationships across Europe, Eastern Europe, Middle East, Latin America, Canada, and the United States. We expect continued growth through the addition of new distributors and product lines in these regions.

Our markets its diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, and through its internal sales team. The two primary markets we target are clinical laboratories and patient point-of-care testing.

LIQUIDITY AND GOING CONCERN

We have incurred recurring operating losses  and negative cash flows from operations and have an accumulated deficit of approximately $53,200,000  as of August 31, 2025. As of August 31, 2025, we had cash and cash equivalents of approximately $3,053,000 and working capital of approximately $4,206,000.

On September 28, 2023, we filed a new “shelf” registration statement on Form S-3 with the SEC, to replace the expiring “shelf” registration statement on Form S-3 that was filed in July 21, 2020, as amended on September 20, 2020 (the “Shelf Registration Statement”), which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in shares of our common stock. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date . On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement with the SEC to facilitate the sale of up to $5,500,000 in common stock through ATM offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). As part of this transaction, we incurred $81,000 in deferred offering costs during the year ended May 31, 2025.

During the three months ended August 31, 2025, we sold 258,569 shares of our common stock at prices ranging from $3.34 to $3.69 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $939,000 and net proceeds to us of $912,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $27,000.

We intend to use the net proceeds from any funds raised through the 2024 ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

Management assesses whether we have sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date to determine if there is a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and sales within the United States of existing products, and from our new product launches;
●	Our need to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain or increase gross margins as we grow;
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce; and
●	Certain SEC regulations that limit the amount of capital we can raise through issuance of its equity.

Management has analyzed our cash flow requirements through November 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

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

As part of our efforts to reduce costs, we have implemented significant cost-cutting measures in an attempt to extend our cash runway and work towards increasing revenues to cover overhead costs.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional near-term financing, and achieving profitable operations.

Our consolidated financial statements as of August 31, 2025 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

CONCENTRATION OF CREDIT RISK

We maintain cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, we have uninsured balances. We do not believe we are exposed to any significant credit risks.

We provide credit in the normal course of business to customers throughout the United States and in foreign markets. We perform ongoing credit evaluations of our customers and requires accelerated prepayment in some circumstances.

Consolidated net sales were approximately $1,380,000 for the three months ended August 31, 2025, compared to $1,807,000 for the same period in 2024. For the three months ended August 31, 2025, we had one key customer located in Asia, who accounted for 48% of net sales. For the three months ended August 31, 2024, we had two key customers located in North America and Asia, respectively, who collectively accounted for 55% of net sales.

As of August 31, 2025, and May 31, 2025, total gross receivables were approximately $1,269,000 and $757,000, respectively. On these dates, we had two and four key customers, respectively, located in Asia, North America, and Europe. These customers accounted for 67% and 69% of the gross accounts receivable, respectively.

For the three months ended August 31, 2025, no vendor accounted for 10% or more of total raw material purchases. For the three months ended August 31, 2024, two vendors, in the aggregate, accounted for approximately 34% of total raw material purchases. As of August 31, 2025, no vendor represented 10% or more of the our accounts payable. As of May 31, 2025, one vendor represented approximately 20% of our accounts payable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE, NET

We extend unsecured credit to its customers on a regular basis. International accounts are usually required to prepay until they establish a history with us and at that time, they are extended credit at levels. Initial credit levels for individual distributors are approved by our designated officers and managers based on various criteria. All increases in credit limits are also approved by designated upper-level management.

We adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) 326) on June 1, 2023. ASC 326 adds to U.S. GAAP the current expected credit loss (“CECL”) model, a measurement model based on expected losses rather than incurred losses. Prior to the adoption of ASC 326, we evaluated receivables on a quarterly basis and adjusted the allowance for doubtful accounts accordingly. Balances over 90 days old were usually reserved unless collection was reasonably assured. Under the application of ASC 326, our historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, we evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally, certain long-standing customers who routinely place large orders will have unusually large receivable balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

As of August 31, 2025 and May 31, 2025, we had established a reserve of approximately $64,000 and $26,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

We occasionally prepay for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of August 31, 2025 and May 31, 2025, the prepaids were approximately $168,000 and $255,000, respectively, comprised of prepayments to insurance and various other suppliers.

INVENTORIES, NET

We value inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities.

Net inventories are comprised of the following:

	August 31, 2025	May 31, 2025
Raw materials	$976,000	$1,071,000
Work in progress	816,000	743,000
Finished products	159,000	147,000
Total gross inventory	1,951,000	1,961,000
Inventory reserves	(478,000)	(471,000)
Net inventory	$1,473,000	$1,490,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of August 31, 2025, and May 31, 2025, inventory reserves were approximately $478,000 and $471,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment was approximately $15,000 and $17,000 for the three months ended August 31, 2025 and 2024, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization expense was approximately $5,000 and $4,000 for the three months ended August 31, 2025 and 2024, respectively.

We assess the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. We use a qualitative assessment to determine whether there is any impairment. During the three months ended August 31, 2025, and 2024, there were no impairment adjustments.

INVESTMENTS

We have made investments in a privately held Polish distributor, which is primarily engaged in distributing medical products and devices, including the distribution of the products sold by us. We invested approximately $165,000 into the Polish distributor and own approximately 6% of the Polish distributor.

Equity holdings in nonmarketable unconsolidated entities in which we are not able to exercise significant influence (“Cost Method Holdings”) are accounted for at our initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar holding or security of the same issuer. Dividends received are recorded as other income.

We assess our equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of our equity method holding as of August 31, 2025 and determined that our proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of our Cost Method Holdings during the period ended August 31, 2025.

SHARE-BASED COMPENSATION

We follow the guidance of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). We grant stock options and restricted stock under equity incentive plans. We measure all share-based payment awards at their grant-date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. We have not paid dividends historically and does not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of our common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically we had limited exercise activity surrounding our options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the three months ended August 31, 2025:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2025	413,866	$19.29
Cancelled or expired	(720)	12.70
Options Outstanding at August 31, 2025	413,146	$19.31

During the three months ended August 31, 2025, we expensed approximately $74,000 in share-based compensation related to stock options, compared to $77,000 for the same period in 2024.

The following summary presents the restricted stock awards granted, vested, forfeited and outstanding for the three months ended August 31, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards at May 31, 2025	97,500	$2.51
Granted	10,000	3.19
Vested	(10,625)	2.51
Unvested Restricted Stock Awards at August 31, 2025	96,875	$2.58

During the three months ended August 31, 2025, we expensed $59,000 related to Restricted Stock Awards. No share-based compensation expense related to restricted stock was recognized during the three months ended August 31, 2024.

REVENUE RECOGNITION

We have various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily Freight on Board shipping point, which is when the transfer of control of goods has occurred and title passes. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to drug stores, e-commerce customers, and distributors, while physicians’ office products are sold to physicians and distributors. We do not allow returns except in cases of defective merchandise, and therefore, do not establish an allowance for returns. Additionally, we have contracts with customers that provide purchase discounts contingent on achieving specified sales volumes. These contracts are regularly evaluated, and we do not anticipate granting any discounts through the end of the contract period.

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

As of August 31, 2025, we had approximately $54,000 in advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,
	2025	2024
Clinical lab	$1,024,000	$1,278,000
Contract manufacturing	192,000	339,000
Over-the-counter	161,000	187,000
Physician’s office	3,000	3,000
Total	$1,380,000	$1,807,000

See Note 4 for additional information regarding revenue concentrations.

SHIPPING AND HANDLING FEES

We include shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. We expensed approximately $212,000 and $297,000 of research and development costs during the three months ended August 31, 2025 and 2024, respectively.

INCOME TAXES

We had income tax expense for the three months ended August 31, 2025 of approximately $3,000, consisting of state minimum and foreign miscellaneous taxes. During the three months ended August 31, 2025, we had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance against its deferred tax assets as of August 31, 2025.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended August 31, 2025, we had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

We report the cost of advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $9,000 and $14,000 for the three months ended August 31, 2025 and 2024, respectively.

FOREIGN CURRENCY TRANSLATION

Biomerica de Mexico, the subsidiary located in Mexico, operates primarily using the Mexican peso. BioEurope GmbH, the subsidiary located in Germany, operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations   and comprehensive income (loss) for the three months ended August 31, 2025 and 2024.

RIGHT-OF-USE ASSETS AND LEASE LIABILITY

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. We have elected to exclude short-term leases. Our leases office space and copy machines, all of which are operating leases. Most leases include the option to renew and the exercise of the renewal options is at our sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation at August 31, 2025 and 2024 was 413,146 and 413,269, respectively.

SEGMENT REPORTING

We define our segments on the basis in which internally reported financial information is reviewed by the Chief Operating Decision Maker (the “CODM”) to analyze financial performance, make decisions, and allocate resources. We manage our operations as a single operating and reportable segment, which focus on the development, manufacture, marketing, and sale of diagnostic products. As all material financial information is included in the consolidated results we have identified one reportable segment. The CODM uses net income (loss) and cash flow information to evaluate performance, including detailed cost information as part of the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. We measure segment profit or loss is net income (loss) as reported in the consolidated financial statements.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. Our CODM is the Chief Executive Officer.

Our reportable segment product sales, net and net income (loss) during the three months ended August 31, 2025 and 2024 consisted of the following:

	For the Three Months Ended August 31,
	2025	2024
Net sales	$1,380,000	$1,807,000
Cost of sales	(956,000)	(1,518,000)
Gross profit	424,000	289,000

Operating expenses:
Sales and marketing expense	1,330,000	1,360,000
General and administrative expense
Research and development expense	212,000	297,000
Total operating expense	1,542,000	1,657,000

Loss from operations	(1,118,000)	(1,368,000)

Other income:
Dividend, interest, and other income	1,123,000	56,000
Total other income	1,123,000	56,000

Loss before income taxes	5,000	(1,312,000)

Provision for income taxes	(3,000)	(4,000)

Net loss	$2,000	$(1,316,000)

Dividend, interest, and other income for the three months ended August 31, 2025, included $1,100,000 related to the Employee Retention Credit (“ERC”), a refundable payroll-tax credit established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. We account for ERC claims in accordance with ASC 450-30, “Gain Contingencies,” and therefore recognizes income only when all related contingencies have been resolved and receipt of the refund is realized or realizable. The ERC relates to qualified wages paid during calendar year 2021 under the COVID-19 pandemic relief programs and represents a one-time, non-recurring item that will not impact future reporting periods.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on our present or future consolidated financial statements, except as follows:

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

NOTE 3: SHAREHOLDERS’ EQUITY

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC on September 28, 2023, which was declared effective on September 29, 2023, allowing us to issue up to $20,000,000 in share of common stock. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC, as part of the “shelf” registration statement on Form S-3. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM Offering.

During the three months ended August 31, 2025, we sold 258,569 shares of our common stock at prices ranging from $3.34 to $3.69 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $939,000 and net proceeds us of $912,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $27,000, including $8,000 of previously capitalized deferred offering costs.

NOTE 4: GEOGRAPHIC INFORMATION

We operate as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended August 31,
	2025	2024
Revenues from sales to unaffiliated customers:
Asia	$670,000	$817,000
Europe	305,000	470,000
North America	318,000	427,000
Middle East	85,000	90,000
South America	2,000	3,000
Total	$1,380,000	$1,807,000

As of August 31, 2025 and May 31, 2025, approximately $480,000 and $483,000 of our gross inventory was located in Mexicali, Mexico, respectively.

As of August 31, 2025 and May 31, 2025, approximately $9,000 and $10,000 of our property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

We lease facilities in Irvine, California and Mexicali, Mexico.

As of August 31, 2025, we had approximately 22,000 square feet of floor space at its corporate headquarters at 17571 Von Karman Avenue in Irvine, California. This facility includes administration, research and development, certain manufacturing, shipping and inventory storage. The lease for its headquarters expires in August 2026. We have the option to extend the lease for an additional five-year term. We made a security deposit of approximately $22,000.

In November 2016, Biomerica de Mexico, our Mexican subsidiary entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. It has one 10-year option to renew at the end of the initial lease period. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in our manufacturing process.

In addition, BioEurope GmbH leases a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, our Germany subsidiary.

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first takes possession of the facility, including any periods of free rent and any renewal options periods that we are reasonably certain of exercising Our office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liabilities. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liabilities but are instead recognized as variable lease expense in the consolidated statements of operations and comprehensive income (loss) when they are incurred.

The following table presents information on our operating leases for the three months ended August 31, 2025 and 2024:

	Three Months Ended August 31,
	2025	2024
Operating lease cost	$88,000	$88,000
Variable lease cost	3,000	2,000
Short-term lease cost	-	2,000
Total lease cost	$91,000	$92,000

The approximate maturity of lease liabilities as of August 31, 2025 are as follows:

Year Ending May 31:
Operating Leases
2026 (excluding the three months ended August 31, 2025)	$379,000
2027	6,000
Total minimum future lease payments	385,000
Less: imputed interest	12,000
Total operating lease liabilities	$373,000

The following table summarizes the our other supplemental lease information for the three months ended August 31, 2025 and 2024:

	Three Months Ended August 31,
	2025	2024
Cash paid for operating lease liabilities	$92,000	$90,000
Weighted-average remaining lease term (years)	1.02	2.02
Weighted-average discount rate	5.78%	6.50%

The Company also has various insignificant leases for office equipment.

NOTE 6: COMMITMENTS AND CONTINGENCIES

LITIGATION

We are, from time to time, involved in legal proceedings, claims, and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims, and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

There were no legal proceedings pending as of August 31, 2025.

NOTE 7: SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Report and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (our 2025 Annual Report).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q” or “Quarterly Report”) contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Quarterly Report, other than statements of historical facts, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward-looking statements. The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance, and actual results could differ materially from those expressed or implied in any forward-looking statements. In some cases, you can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “contemplate,” “estimate,” “project,” “forecast,” “would,” “may,” “should,” “will,” “could,” “can,” “potential,” “possible,” “proposed,” “plan,” “develop,” “opportunity,” “intend,” “initiative,” “target,” “maintain,” “continue,” “strive,” “progress,” “aim,” or the negative of these terms or other comparable expressions.

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

Additional factors that might cause actual results and our current expectations and projections to differ materially include, among other things, those discussed in this Quarterly Report as well as those under the section titled “Risk Factors,” and discussed elsewhere in our Annual Report and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”). We intend that such forward-looking statements be subject to the safe harbors for such statements. These forward-looking statements are based on the current beliefs and expectations of our management and speak only as of the date of this Quarterly Report or, in the case of documents referred to or incorporated by reference, the date of those documents. You should not place undue reliance on these forward-looking statements, which are subject to significant known and unknown risks, uncertainties and other factors, which are in some cases, beyond our control and which could materially affect results. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections.

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

Our range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings. Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

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

RESEARCH AND DEVELOPMENT

We invest resources in the research and development of new products designed to diagnose and, in some cases, treat several major medical diseases. These products are either internally developed or licensed from others. Our experienced and highly trained technical personnel, including Ph.D. holders and other scientists, are dedicated to developing new products and managing technology transfer activities. Our technical staff, many of whom, have extensive experience from previous employment at large diagnostic manufacturing companies, bring a wealth of industry knowledge. Additionally, we rely on our Scientific Advisory Board, comprised of leading medical doctors and clinicians, to advise on our clinical studies and product development efforts.

A key outcome from our research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative technology is designed to aid in the management of gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases. DGT products target chronic inflammatory illnesses that are widespread and prevalent in large markets. We have launched inFoods® IBS product, which leverages this patented technology. The inFoods® IBS product utilizes a simple blood test to identify patient-specific foods that, when eliminated from the diet, may help reduce IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation. Unlike broad and difficult to manage dietary restrictions, the inFoods® IBS product pinpoints a patient’s heightened immunoreactivity to specific foods known to frequently trigger IBS symptoms. By removing the foods identified as problematic, patients can achieve relief from IBS symptoms.

We have introduced our inFoods® IBS product to select gastroenterology (“GI”) physician groups in multiple states and regions, including in collaboration with one of the largest GI physician groups in the United States. This initial phase was focused on gathering real-world feedback, optimizing physician engagement, and validating operational processes. GI physician feedback has been generally positive, and we are continuing to expand our network by onboarding additional physician practices.

Our dedicated sales team is focused on building strong relationships within the GI segment while selectively exploring opportunities to introduce our inFoods® IBS products to other medical specialties, including integrated health practices and primary-care providers. These efforts are intended to lay the groundwork for broader adoption by showcasing the distinct clinical value of inFoods® across multiple healthcare channels.

Concurrently, we are evaluating distribution, partnership, and licensing opportunities with U.S. companies  to support a scalable, broad market launch. These potential collaborations could significantly enhance the commercialization trajectory of inFoods® IBS products, both domestically and internationally.

We are currently in the process of applying for U.S. government payment or reimbursement for the inFoods® IBS product through the Medicare system. If we are successful in attaining reimbursement, we will move forward with applying for reimbursement of this product by private payer insurance companies. If patients are able to attain and use our inFoods® IBS product at no cost, or with a small co-payment, we believe this will dramatically increase our revenues from this product.

As we continue to pursue commercial opportunities in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing processes. We continue to monitor these developments closely and are actively implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts. We are also focusing on alternative manufacturing and shipping strategies of our products through our European subsidiary (BioEurope), and our Mexican subsidiary (BioMexico), to mitigate some of the risk these policies may have on our revenues and operations.

In addition, in December 2023 we received FDA clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (H. pylori) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the U.S. population and 45% of the population in Europe’s largest countries. This bacterium is recognized as the highest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths globally. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring treatment effectiveness. We are actively promoting hp+detect™ to large end-customer laboratories and positioning the product for commercial adoption.

Due to the slower-than-expected launch of our key products, inFoods® IBS and hp+detect™, we have initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. Additionally, during the three months ended August 31, 2025, we raised $912,000 in net proceeds from the ATM offering filed in May 2024 providing additional liquidity to support our operations. We are actively exploring strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Increase (Decrease)
	August 31, 2025	August 31, 2024	$	%
Clinical lab	$1,024,000	$1,278,000	$(254,000)	-20%
Contract manufacturing	192,000	339,000	(147,000)	-43%
Over-the-counter	161,000	187,000	(26,000)	-14%
Physician’s office	3,000	3,000	-	0%
Total	$1,380,000	$1,807,000	$(427,000)	-24%

For the three months ended August 31, 2025, consolidated net sales reached approximately $1,380,000, compared to $1,807,000 for the same period in 2024, representing a decrease of $427,000, or 24%. The decline in revenue was primarily attributable to reduced retail market activity, lower international over-the-counter (“OTC”) sales related in part to tariff impacts, and decreased demand under certain contract manufacturing agreements. Additionally, we experienced continued volatility in clinical laboratory demand during the period. These declines were partially offset by increased demand for our inFoods® IBS product.

For the three months ended August 31, 2025, consolidated cost of sales amounted to approximately $956,000, or 69% of net sales, compared to $1,518,000, or 84% of net sales, for the same period in 2024, representing a decrease of $562,000, or 37%. The reduction in cost of sales was primarily driven by lower contract manufacturing costs, reflecting changes in product mix and improved production efficiency. In addition, we benefited from a reduction in direct labor costs following a Reduction in Force (“RIF”) implemented in the prior fiscal year. As a result of these factors, our gross margin improved compared to the same period of the previous year.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended August 31,
	2025		2024		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,330,000	96%	$1,360,000	75%	$(30,000)	-2%
Research and Development	$212,000	15%	$297,000	16%	$(85,000)	-29%

Selling, General and Administrative Expenses

For the three months ended August 31, 2025, consolidated selling, general, and administrative expenses were approximately $1,330,000, compared to $1,360,000 for the same period in 2024, reflecting a decrease of $30,000, or 2%. The decrease was primarily attributable to a reduction of approximately $65,000 in salaries and wages resulting from a RIF executed in July 2024, a $68,000 decrease in stock-based compensation expense, and a $43,000 decrease in legal expenses related to lower inFoods® patent application activities. These decreases were partially offset by a $131,000 increase in professional service fees for ERC filings.

Research and Development

For the three months ended August 31, 2025, consolidated research and development (“R&D”) expenses totaled approximately $212,000, representing a decrease of $85,000, 29% from $297,000 in the same period of 2024. The decrease was primarily driven by a $60,000 reduction in payroll expenses resulting from a RIF implemented in July 2024, and approximately $23,000 in cost savings related to lower spending on inFoods® research and development projects.

Interest, Dividend Income and Other Income

For the three months ended August 31, 2025, interest, dividend, and other income totaled approximately $1,123,000, compared to $56,000 for the same period in the prior year, representing an increase of approximately $1,067,000. The increase was primarily attributable to a $1,100,000 cash refund received from the Internal Revenue Service (IRS) on July 21, 2025, related to previously filed claims for the ERC, a refundable payroll tax credit established under the CARES Act. The ERC was available to eligible employers for wages paid during calendar year 2021 in response to the global COVID-19 pandemic. This credit represents a one-time benefit that is not expected to recur in future periods.

Excluding the ERC refund, interest and dividend income decreased by approximately $29,000, primarily due to lower market interest rates during the current quarter compared to the prior year.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The following are the principal sources of liquidity:

	August 31, 2025	May 31, 2025
Cash and cash equivalents	$3,053,000	$2,399,000
Working capital including cash and cash equivalents	$4,206,000	$3,135,000

As of August 31, 2025 and May 31, 2025, we had cash and cash equivalents of approximately $3,053,000 and $2,399,000, respectively. As of August 31, 2025 and May 31, 2025, we had working capital of approximately $4,206,000 and $3,135,000, respectively.

Our ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and our new product launches;
●	Our need to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins as we grow;
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce; and
●	Certain SEC regulations that limit the amount of capital we can raise through issuance of its equity.

Management has analyzed our cash flow requirements through November 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

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

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional near-term financing, and achieving profitable operations.

As part of our financing plan, on September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, which was declared effective on September 29, 2023, allowing the Company to issue up to $20,000,000 in shares of our common stock. On May 10, 2024, the Company filed a prospectus supplement to the “shelf” registration statement on Form S-3 with the SEC. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM Offering. As part of this transaction, we incurred $81,000 in deferred offering costs during the year ended May 31, 2024.

During the three months ended August 31, 2025, we sold 258,569 shares of its common stock at prices ranging from $3.34 to $3.69 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $939,000 and net proceeds to us of $912,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $27,000. including $8,000 of previously capitalized deferred offering cost.

We intend to use the net proceeds from the 2024 ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Operating Activities

During the three months ended August 31, 2025, cash used in operating activities was approximately $268,000. The primary factors that contributed to this were a net income of approximately $2,000, an increase in accounts receivable of $512,000, a decrease in accrued compensation of  $63,000 and a decrease in lease liability of $86,000. These were partially offset by a decrease in inventories of $10,000, a decrease in prepaid expenses of $87,000, and non-cash expenses of $280,000.

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

Investing Activities

During the three months ended August 31, 2025 and 2024, we did not acquire any new property, equipment, or patents.

Financing Activities

During the three months ended August 31, 2025, cash provided by financing activities was approximately $920,000. We received gross proceeds of $939,000 from the sale of our common stock, with costs for sale of $19,000. In contrast, during the three months ended August 31, 2024, and 2023, we did not have any cash provided by financing activities, as there were no net proceeds from the sale of common stock or stock option exercises.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of August 31, 2025.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, bad debts, inventory overhead application, inventory reserves, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies.

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

Our CEO and CFO concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2025. Based on that evaluation the CEO and CFO concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms; and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2025 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of August 31, 2025, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Investing in our common stock involves certain risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended August 31, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, Risk Factors, of our 2025 Annual Report.

ITEM 5. OTHER INFORMATION

Dr. Jane Emerson, notified the Board that she is stepping down as a member of the Board, effective November 1, 2025. Dr, Emerson’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

BIOMERICA, INC.

Date:	October 14, 2025
		By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date:	October 14, 2025
		By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

