Form 10-Q
period 2025-11-30
BIOMERICA INC
filed 2026-01-14
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2025

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of January 14, 2026, was 3,020,067.

BIOMERICA, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2025	May 31, 2025
Assets

Current Assets:
Cash and cash equivalents	$2,543,000	$2,399,000
Accounts receivable, net	947,000	731,000
Inventories, net	1,524,000	1,490,000
Prepaid expenses and other	177,000	255,000
Total current assets	5,191,000	4,875,000
Property and equipment, net of accumulated depreciation and amortization	105,000	135,000
Right-of-use assets, net of accumulated amortization of $1,388,000 and $1,223,000 as of November 30, 2025 and May 31, 2025, respectively	264,000	429,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $79,000 and $69,000 as of November 30, 2025 and May 31, 2025, respectively	219,000	228,000
Other assets	90,000	113,000
Total Assets	$6,034,000	$5,945,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$740,000	$672,000
Accrued compensation	545,000	655,000
Advances from customers	30,000	55,000
Lease liabilities, current portion	284,000	358,000
Total current liabilities	1,599,000	1,740,000
Lease liabilities, net of current portion	-	100,000
Total Liabilities	1,599,000	1,840,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of November 30, 2025 and May 31, 2025	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of November 30, 2025 and May 31, 2025	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 2,947,966 and 2,546,216 issued and outstanding at November 30, 2025 and May 31, 2025, respectively	236,000	203,000
Additional paid-in-capital	58,788,000	57,175,000
Accumulated other comprehensive loss	(103,000)	(105,000)
Accumulated deficit	(54,486,000)	(53,168,000)
Total Shareholders’ Equity	4,435,000	4,105,000
Total Liabilities and Shareholders’ Equity	$6,034,000	$5,945,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2025	2024	2025	2024
Net sales	$1,210,000	$1,636,000	$2,590,000	$3,444,000
Cost of sales	(1,159,000)	(1,199,000)	(2,113,000)	(2,720,000)
Gross profit	51,000	437,000	477,000	724,000

Operating expenses:
Selling, general and administrative	1,231,000	1,173,000	2,561,000	2,533,000
Research and development	193,000	257,000	405,000	554,000
Total operating expenses	1,424,000	1,430,000	2,966,000	3,087,000

Loss from operations	(1,373,000)	(993,000)	(2,489,000)	(2,363,000)

Other income:
Dividend, interest, and other income	58,000	40,000	1,180,000	97,000
Total other income	58,000	40,000	1,180,000	97,000

Loss before income taxes	(1,315,000)	(953,000)	(1,309,000)	(2,266,000)

Provision for income taxes	(5,000)	3,000	(9,000)	-

Net loss	$(1,320,000)	$(950,000)	$(1,318,000)	$(2,266,000)

Basic net loss per common share	$(0.45)	$(0.06)	$(0.48)	$(0.13)

Diluted net loss per common share	$(0.45)	$(0.06)	$(0.48)	$(0.13)

Weighted average number of common and common equivalent shares:
Basic	2,908,164	2,140,179	2,774,167	2,121,340

Diluted	2,908,164	2,140,179	2,774,167	2,121,340

Net loss	$(1,320,000)	$(950,000)	$(1,318,000)	$(2,266,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,000)	(4,000)	2,000	(10,000)

Comprehensive loss	$(1,321,000)	$(954,000)	$(1,316,000)	$(2,276,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months Ended November 30, 2024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2024	2,103,154	$168,000	$54,720,000	$(102,000)	$(48,195,000)	$6,591,000
Foreign currency translation	-	-	-	(6,000)	-	(6,000)
Share-based compensation	-	-	77,000	-	-	77,000
Net loss	-	-	-	-	(1,316,000)	(1,316,000)
Balances at August 31, 2024	2,103,154	168,000	54,797,000	(108,000)	(49,511,000)	5,346,000
Foreign currency translation	-	-	-	(4,000)	-	(4,000)
Net proceeds from sales of common stock	189,423	15,000	552,000	-	-	567,000
Share-based compensation	-	-	155,000	-	-	155,000
Net loss	-	-	-	-	(950,000)	(950,000)
Balances at November 30, 2024	2,292,577	$183,000	$55,504,000	$(112,000)	$(50,461,000)	$5,114,000

For the Three and Six Months Ended November 30, 2025

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2025	2,546,216	$203,000	$57,175,000	$(105,000)	$(53,168,000)	$4,105,000
Foreign currency translation	-	-	-	3,000	-	3,000
Net proceeds from sales of common stock	258,569	21,000	891,000	-	-	912,000
Share-based compensation	10,625	1,000	132,000	-	-	133,000
Net income	-	-	-	-	2,000	2,000
Balances at August 31, 2025	2,815,410	225,000	58,198,000	(102,000)	(53,166,000)	5,155,000
Foreign currency translation	-	-	-	(1,000)	-	(1,000)
Net proceeds from sales of common stock	132,556	11,000	472,000	-	-	483,000
Share-based compensation	-	-	118,000	-	-	118,000
Net loss	-	-	-	-	(1,320,000)	(1,320,000)
Balances at November 30, 2025	2,947,966	$236,000	$58,788,000	$(103,000)	$(54,486,000)	$4,435,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended November 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,318,000)	$(2,266,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,000	43,000
Provision for allowance for credit losses	70,000	8,000
Inventory reserve	(37,000)	2,000
Share-based compensation	250,000	232,000
Amortization of right-of-use asset	165,000	154,000
Changes in assets and liabilities:
Accounts receivable	(285,000)	(387,000)
Inventories	2,000	585,000
Prepaid expenses and other	78,000	(9,000)
Other assets	16,000	6,000
Accounts payable and accrued expenses	70,000	(290,000)
Accrued compensation	(110,000)	(54,000)
Advances from customers	(25,000)	-
Reduction in lease liabilities	(175,000)	(159,000)
Net cash used in operating activities	(1,259,000)	(2,135,000)

Cash flows from investing activities:
Expenditures related to intangibles	-	(33,000)
Net cash used in investing activities	-	(33,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	1,432,000	392,000
Costs from sale of common stock	(30,000)	(36,000)
Deferred offering costs	-	24,000
Net cash provided by financing activities	1,402,000	380,000

Effect of exchange rate changes on cash	1,000	(10,000)
Net increase (decrease) in cash and cash equivalents	144,000	(1,798,000)

Cash and cash equivalents at beginning of period	2,399,000	4,170,000

Cash and cash equivalents at end of period	$2,543,000	$2,372,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$9,000	$-
Non-cash investing and financing activities:
Deferred offering costs	$7,000	$-
Stock issuance receivable	$-	$211,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

Biomerica, Inc. (“Biomerica,” “us,” “we,” “our,” or the “Company”) and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) is a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians’ offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test products utilize immunoassay technology to analyze blood, urine, nasal, or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, and to measure the level of specific hormones, antibodies, antigens, or other substances, which may exist in the human body in extremely small concentrations. Our other existing products are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. Our products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread, common, and address very large markets. Instead of broad and difficult to manage dietary restrictions, our inFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that, may be causing an abnormally high immune response in the patient, that when removed from the diet may alleviate IBS symptoms such as abdominal pain and cramping, bloating, diarrhea and constipation. A food identified as causing an abnormal immune response in the patient, a positive result, is simply removed from the diet to help alleviate IBS symptoms.

Our range of medical diagnostic products is sold worldwide primarily in two markets: clinical laboratories and point-of-care (physicians’ offices). Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several cleared by the United States by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2025. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2026. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on August 29, 2025, as amended on our Annual Report on Form 10-K/A, filed with the SEC on September 26, 2025. Management has evaluated all subsequent events and transactions through the date of filing this report.

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

MARKETS AND METHODS OF DISTRIBUTION

The majority of our revenues come from the sale of products we manufacture in the United States and Mexico, with certain raw materials sourced from Asia and other regions. Our diagnostic business serves a diverse customer base that includes both domestic and international distributors, as well as hospitals, clinical laboratories, medical research institutions, pharmaceutical companies, drugstores, wholesalers, physicians’ offices, and e-commerce customers. A significant portion of our revenues are derived from international sales.

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

We sell and market our diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, through our website and through a small internal sales team. The two primary markets we target are clinical laboratories and patient point-of-care testing.

LIQUIDITY AND GOING CONCERN

We have incurred net losses and negative cash flows from operations and have an accumulated deficit of approximately $54,486,000 as of November 30, 2025. As of November 30, 2025, we had cash and cash equivalents of approximately $2,543,000 and working capital of approximately $3,592,000.

On September 28, 2023, we filed a new “shelf” registration statement on Form S-3 with the SEC, (the “Shelf Registration Statement”), which was declared effective on September 29, 2023, to replace the expiring “shelf” registration statement on Form S-3 that was filed in July 21, 2020, as amended on September 20, 2020, allowing us to issue up to $20,000,000 in shares of our common stock. Under the Shelf Registration Statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement with the SEC to facilitate the sale of up to $5,500,000 in common stock through at-the-market (“ATM”) offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). As part of this transaction, we incurred $81,000 in deferred offering costs during the year ended May 31, 2025.

During the six months ended November 30, 2025, we sold 391,125 shares of our common stock at prices ranging from $3.34 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,432,000 and net proceeds to us of $1,395,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $37,000.

We intend to use the net proceeds from any funds raised through the 2024 ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

Management assesses whether we have sufficient liquidity to fund our costs for the next twelve months from each financial statement issuance date to determine if there is a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and sales within the United States of existing products, and from our new product launches;
●	Our need and ability to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain or increase gross margins as we grow;
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce; and
●	Certain SEC regulations that limit the amount of capital we can raise through issuance of its equity.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional near-term financing, and achieving profitable operations.

Management has analyzed our cash flow requirements through December 2026 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustain operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity issuance, and seek other strategic alternatives. While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements, or to enable the Company to continue as a going concern.

Our consolidated financial statements as of November 30, 2025, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

CONCENTRATION OF CREDIT RISK

We maintain cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, we have uninsured balances. We do not believe we are exposed to any significant credit risks.

We provide credit in the normal course of business to customers throughout the United States and in foreign markets. We perform ongoing credit evaluations of our customers and require accelerated prepayment in some circumstances.

Consolidated net sales were approximately $1,210,000 and $1,636,000 for the three months ended November 30, 2025 and 2024, respectively, and approximately $2,590,000 and $3,444,000 for the six months ended November 30, 2025 and 2024, respectively.

For the three months ended November 30, 2025, we had three key customers who are located in Asia, North America and the Middle East, which accounted for 55% of net consolidated sales. For the three months ended November 30, 2024, we had four key customers who are located in the Middle East, Asia and Europe, which accounted for 58% of net consolidated sales. For the six months ended November 30, 2025, we had one key customer who is located in Asia which accounted for 39% of net consolidated sales. For the six months ended November 30, 2024, we had two key customers who are located in North America and Asia which accounted for 46% of net consolidated sales.

As of November 30, 2025 and May 31, 2025, total gross receivables were approximately $1,043,000 and $757,000, respectively. On these dates, we had four key customers, respectively, located in Asia, North America, Europe, and the Middle East. These customers accounted for 75% and 69% of the gross accounts receivable, respectively.

For the three months ended November 30, 2025, we had one key vendor which accounted for 12% of the purchases of raw materials. For the three months ended November 30, 2024, we had two key vendors which accounted for 32% of the purchases of raw materials. For the six months ended November 30, 2025, we had one vendor which accounted for 10% of the purchases of raw materials. For the six months ended November 30, 2024, we had two vendors which accounted for 24% of the purchases of raw materials.

As of November 30, 2025 and May 31, 2025, we had one key vendor which accounted for 28% and 20% respectively, of accounts payable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

We extend unsecured credit to our customers on a regular basis. International accounts are usually required to prepay until they establish a history with us and at that time, they are extended credit at levels. Our designated officers and managers apply various criteria to establish initial credit levels for individual distributors. All increases in credit limits are also approved by designated upper-level management.

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

As of November 30, 2025 and May 31, 2025, we have established a reserve of approximately $96,000 and $26,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

We occasionally prepay for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of November 30, 2025 and May 31, 2025, the prepaid expenses were approximately $177,000 and $255,000, respectively, and were composed of prepayments to insurance and various other suppliers.

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

Net inventories are approximately the following:

	November 30, 2025	May 31, 2025
Raw materials	$1,010,000	$1,071,000
Work in progress	865,000	743,000
Finished products	83,000	147,000
Total gross inventory	1,958,000	1,961,000
Inventory reserves	(434,000)	(471,000)
Net inventory	$1,524,000	$1,490,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of November 30, 2025, and May 31, 2025, inventory reserves were approximately $434,000 and $471,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment were approximately $15,000 and $17,000 for the three months ended November 30, 2025 and 2024, respectively, and approximately $30,000 and $34,000 for the six months ended November 30, 2025 and 2024, respectively.

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

Intangible assets are being amortized using the straight-line method over the useful life, not to exceed 18 years for marketing and distribution rights, 10 years for purchased technology use rights, and patents are based on their individual useful lives which average around 15 years. Amortization expenses were approximately $5,000 and $4,000 for the three months ended November 30, 2025, and 2024, respectively, and approximately $10,000 and $8,000 for the six months ended November 30, 2025, and 2024, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

We assess the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. We use a qualitative assessment to determine whether there is any impairment. During the six months ended November 30, 2025 and 2024, there were no impairment adjustments.

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

We assess our equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of our equity method holding as of November 30, 2025 and determined that our proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of our Cost Method Holdings during the period ended November 30, 2025.

SHARE-BASED COMPENSATION

We follow the guidance of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). We grant stock options and restricted stock under equity incentive plans. We measure all share-based payment awards at their grant-date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. We have not paid dividends historically and do not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of our common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically we had limited exercise activity surrounding our options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the six months ended November 30, 2025:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2025	413,866	$19.29
Granted	40,375	2.90
Cancelled or expired	(9,533)	17.38
Options Outstanding at November 30, 2025	444,708	$17.85

During the three months ended November 30, 2025, we expensed approximately $72,000 in share-based compensation, compared to $155,000 for the same period in 2024. For the six months ended November 30, 2025 share-based compensation expenses were approximately $145,000 in 2025 and $232,000 in 2024.

The following summary presents the restricted stock awards granted, exercised, expired, cancelled and outstanding for the six months ended November 30, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards at May 31, 2025	97,500	$2.51
Granted	10,000	3.19
Vested	(10,625)	2.51
Unvested Restricted Stock Awards at November 30, 2025	96,875	$2.58

During the three months ended November 30, 2025, we expensed approximately $46,000 related to Restricted Stock Awards. No share-based compensation expense related to restricted stock was recognized during the three months ended November 30, 2024. For the six months ended November 30, 2025 share-based compensation expenses were approximately $105,000. No share-based compensation expense related to restricted stock was recognized during the six months ended November 30, 2024.

REVENUE RECOGNITION

We have various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily Free on Board (“FOB”) shipping point, which is when the transfer of control of goods has occurred and title passes. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to e-commerce customers, and distributors, while physicians’ office products are sold to physicians and distributors. We generally do not allow returns except in cases of defective merchandise, and therefore, do not establish an allowance for returns. Additionally, we have contracts with customers that provide purchase discounts contingent on achieving specified sales volumes. These contracts are regularly evaluated, and we do not anticipate granting any discounts through the end of the contract period.

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

As of November 30, 2025, we had approximately $30,000 in advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Six Months Ended November 30,
	2025	2024	2025	2024
Clinical lab	$676,000	$777,000	$1,700,000	$2,057,000
Over-the-counter	361,000	596,000	522,000	782,000
Contract manufacturing	172,000	260,000	363,000	599,000
Physician’s office	1,000	3,000	5,000	6,000
Total	$1,210,000	$1,636,000	$2,590,000	$3,444,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

We include shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. We expensed approximately $193,000 and $257,000 of research and development costs during the three months ended November 30, 2025 and 2024, respectively, and approximately $405,000 and $554,000 of research and development costs during the six months ended November 30, 2025 and 2024, respectively.

INCOME TAXES

For the three months ended November 30, 2025, we had an income tax expense of approximately $5,000. For the six months ended November 30, 2025, we had an income tax expense of approximately $9,000. These expenses consisted of state minimum taxes and miscellaneous foreign taxes. During the three and six months ended November 30, 2025, we had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance against its deferred tax assets as of November 30, 2025.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended November 30, 2025, we had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

We report the cost of advertising as an expense in the period in which those costs are incurred. Advertising costs were approximately $7,000 and $12,000 for the three months ended November 30, 2025 and 2024, respectively, and approximately $17,000 and $26,000 during the six months ended November 30, 2025 and 2024, respectively

FOREIGN CURRENCY TRANSLATION

Biomerica de Mexico, our subsidiary in Mexico, operates primarily using the Mexican peso. BioEurope GmbH, the subsidiary located in Germany, operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations for the three and six months ended November 30, 2025 and 2024.

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

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The total amount of anti-dilutive stock options not included in the loss per share calculation on November 30, 2025 and 2024 was 444,708 and 401,827, respectively.

SEGMENT REPORTING

We define our segments on the basis in which internally reported financial information is reviewed by the Chief Operating Decision Maker (the “CODM”) to analyze financial performance, make decisions, and allocate resources. We manage our operations as a single operating and reportable segment, which focus on the development, manufacture, marketing, and sale of diagnostic products. As all material financial information is included in the consolidated results we have identified one reportable segment. The CODM uses net income (loss) and cash flow information to evaluate performance, including detailed cost information as part of the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. We measure segment profit or loss in net income (loss) as reported in the consolidated financial statements.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. Our CODM is the Chief Executive Officer.

Our reportable segment product sales, net and net loss during the three and six months ended November 30, 2025 and 2024 consisted of the following:

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2025	2024	2025	2024
Net sales	$1,210,000	$1,636,000	$2,590,000	$3,444,000
Cost of sales	(1,159,000)	(1,199,000)	(2,113,000)	(2,720,000)
Gross profit	51,000	437,000	477,000	724,000

Operating expenses:
Sales and marketing expense	462,000	434,000	869,000	927,000
General and administrative expense	769,000	739,000	1,692,000	1,606,000
Research and development expense	193,000	257,000	405,000	554,000
Total operating expense	1,424,000	1,430,000	2,966,000	3,087,000

Loss from operations	(1,373,000)	(993,000)	(2,489,000)	(2,363,000)

Other income:
Dividend, interest, and other income	58,000	40,000	1,180,000	97,000
Total other income	58,000	40,000	1,180,000	97,000

Loss before income taxes	(1,315,000)	(953,000)	(1,309,000)	(2,266,000)

Provision for income taxes	(5,000)	3,000	(9,000)	-

Net loss	$(1,320,000)	$(950,000)	$(1,318,000)	$(2,266,000)

Dividend, interest, and other income for the three months ended November 30, 2025 increased primarily due to dividend distributions received from an investment holding entity during the current period.

Dividend, interest, and other income for the six months ended November 30, 2025, included $1,100,000 related to the Employee Retention Credit (“ERC”), a refundable payroll-tax credit established under the Coronavirus Aid, Relief, and Economic Security (“CARES”). We account for ERC claims in accordance with ASC 450-30, “Gain Contingencies,” and therefore recognize income only when all related contingencies have been resolved and receipt of the refund is realized or realizable. The ERC relates to qualified wages paid during calendar year 2021 under the COVID-19 pandemic relief programs and represents a one-time, non-recurring item that will not impact future reporting periods.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on our present or future consolidated financial statements.

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

In July 2025, the FASB issued Update ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides targeted amendments to clarify the measurement of expected credit losses for accounts receivable and contract assets and introduces a practical expedient and related accounting policy election for certain entities. The amendments will be effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

In December 2025, the FASB issued Update ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

NOTE 3: SHAREHOLDERS’ EQUITY

On September 28, 2023, we filed the Shelf Registration allowing us to issue up to $20,000,000 of equity value in share of common stock. Under the Shelf Registration Statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC, as part of the Shelf Registration Statement. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM Offering.

During the six months ended November 30, 2025, we sold 391,125 shares of our common stock at prices ranging from $3.34 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,432,000 and net proceeds to us of $1,395,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $30,000, as well as $7,000 of previously capitalized deferred offering costs.

NOTE 4: GEOGRAPHIC INFORMATION

We operate as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2025	2024	2025	2024
Revenues from sales to unaffiliated customers:
Asia	$358,000	$431,000	$1,032,000	$1,248,000
North America	443,000	551,000	757,000	978,000
Europe	262,000	311,000	567,000	782,000
Middle East	137,000	341,000	222,000	431,000
South America	10,000	2,000	12,000	5,000
Total	$1,210,000	$1,636,000	$2,590,000	$3,444,000

As of November 30, 2025 and May 31, 2025, approximately $469,000 and $483,000 of our gross inventory was located in Mexicali, Mexico, respectively.

As of November 30, 2025 and May 31, 2025, approximately $8,000 and $10,000 of our property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

We lease facilities in Irvine, California and Mexicali, Mexico.

As of November 30, 2025, we had approximately 22,000 square feet of floor space at our corporate headquarters at 17571 Von Karman Avenue in Irvine, California. This facility includes administration, research and development, certain manufacturing, shipping and inventory storage. The lease for our headquarters expires in August 2026. We have the option to extend the lease for an additional five-year term. We made a security deposit of approximately $22,000.

In November 2016, Biomerica de Mexico, our Mexican subsidiary, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. It has one 10-year option to renew at the end of the initial lease period. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.

In addition, we lease a small office in Lindau, Germany on a month-to-month basis, as headquarters for BioEurope GmbH, our Germany subsidiary.

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal options periods that we are reasonably certain of exercising. Our office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liabilities. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liabilities but are instead recognized as variable lease expense in the consolidated statements of operations and comprehensive loss when they are incurred.

The following table presents information on our operating leases for the three and six months ended November 30, 2025 and 2024:

	Three Months Ended November 30,		Six Months Ended November 30,
	2025	2024	2025	2024
Operating lease cost	$88,000	$88,000	$176,000	176,000
Variable lease cost	2,000	2,000	5,000	5,000
Short-term lease cost	3,000	3,000	4,000	4,000
Total lease cost	$93,000	$93,000	$185,000	$185,000

The approximate maturity of lease liabilities as of November 30, 2025 are as follows:

Year Ending November 30:
Operating Leases
2026 (excluding the six months ended November 30, 2025)	$290,000
Total minimum future lease payments	290,000
Less: imputed interest	6,000
Total operating lease liabilities	$284,000

The following table summarizes our other supplemental lease information for the six months ended November 30, 2025 and 2024:

	Six Months Ended November 30,
	2025	2024
Cash paid for operating lease liabilities	$187,000	$182,000
Weighted-average remaining lease term (years)	0.77	1.07
Weighted-average discount rate	6.50%	6.50%

We also have various insignificant leases for office equipment.

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

There were no material legal proceedings pending as of November 30, 2025.

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

Our range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings (physicians’ offices). Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the FDA for sale in the United States.

TECHNOLOGICAL ADVANCEMENTS AND PRODUCT DEVELOPMENT

Technological advances in medical diagnostics have enabled diagnostic tests to be performed not only in clinical laboratories but also at home and at the point-of-care in physicians’ offices. One of our key objectives has been to develop and market rapid diagnostic tests that are accurate, utilize easily obtained patient specimens, and are simple to perform without the need for complex instrumentation. Our home use (over-the-counter) and professional use (physicians’ office, clinics, etc.) rapid diagnostic test products help manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe our rapid point-of-care tests, when properly used, can often be as accurate as laboratory tests. Our products require limited to no instrumentation, deliver reliable results in minutes, and can be performed with confidence at home or in a physician’s office.

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

A key outcome from our research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative technology is designed to aid in the management of gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases. DGT products target chronic inflammatory illnesses that are widespread and prevalent in large markets. We have launched our inFoods® IBS product, which leverages this patented technology. The inFoods® IBS product utilizes a simple blood test to identify patient-specific foods that, when eliminated from the diet, may help reduce IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation. Unlike broad and difficult to manage dietary restrictions, the inFoods® IBS product pinpoints a patient’s heightened immunoreactivity to specific foods known to frequently trigger IBS symptoms. By removing the foods identified as problematic, patients can achieve relief from IBS symptoms.

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

Concurrently, we are evaluating and working with distribution, partnership, and licensing opportunities with U.S. companies to support a scalable, broad market launch. One such distribution opportunity is the partnership previously announced with Henry Schein who is utilizing their sales force to introduce and sell the inFoods® IBS product to physicians in the U.S. Market. We expect these potential collaborations to significantly enhance the commercialization trajectory of inFoods® IBS products, both domestically and internationally.

We are currently in the process of pursuing U.S. government payment or reimbursement for the inFoods® IBS product through the Medicare system. In connection with this process, the Centers for Medicare & Medicaid Services has established a reimbursement price applicable to this product. While the establishment of a reimbursement price does not guarantee coverage, utilization, or payment, management believes it represents an important step toward broader market access. Once Medicare reimbursement is achieved, we intend to also pursue reimbursement with private payer insurance companies. To the extent patients are able to access the inFoods® IBS product at reduced out of pocket cost, we expect adoption and utilization to increase.

As we continue to pursue commercial opportunities in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing processes. We continue to monitor these developments closely and are actively implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts. We are also focusing on alternative manufacturing and shipping strategies of our products through BioEurope GmbH, our European subsidiary, and Biomerica de Mexico, our Mexican subsidiary, to mitigate some of the risk these policies may have on our revenues and operations.

In addition, in December 2023 we received FDA clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (“H. pylori”) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the U.S. population and 45% of the population in Europe’s largest countries. This bacterium is recognized as the highest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths globally. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring treatment effectiveness. We are actively marketing hp+detect™ to large end-customer laboratories and positioning the product for commercial adoption

We continue to balance revenue generated from our established diagnostic products and contract manufacturing services with investments in newer diagnostic-guided therapy products, including inFoods® IBS and hp+detect™. Management believes this diversified portfolio approach supports near-term cash generation while advancing longer-term growth initiatives.

During the six months ended November 30, 2025, we continued our phased commercialization strategy for our inFoods® IBS product, prioritizing targeted gastroenterology practices to validate clinical workflows, refine physician education, and gather real-world feedback. This measured approach has informed sales and marketing investments and is intended to support a scalable broader launch.

Due to the slower-than-expected launch of our key new products, inFoods® IBS and hp+detect™, we initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. Additionally, during the six months ended November 30, 2025, the Company strengthened its liquidity position through a combination of operating cost controls, net proceeds of approximately $1,395,000 from the ATM offering. We are also actively exploring other strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Three months ended November 30, 2025

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended November 30,		Increase (Decrease)
	2025	2024	$	%
Clinical lab	$676,000	$777,000	$(101,000)	-13%
Over-the-counter	361,000	596,000	(235,000)	-39%
Contract manufacturing	172,000	260,000	(88,000)	-34%
Physician’s office	1,000	3,000	(2,000)	-67%
Total	$1,210,000	$1,636,000	$(426,000)	-26%

Consolidated net sales were approximately $1,210,000 for the three months ended November 30, 2025, as compared to $1,636,000 for the three months ended November 30, 2024, representing a decrease of approximately $426,000, or 26%. The decrease was primarily attributable to lower sales of Aware® products in the Middle East market, as well as reduced contract manufacturing billings and clinic laboratory sales, which were impacted by the timing and periodic nature of customer orders.

Consolidated cost of sales was approximately $1,159,000, or 96% of net sales, for the three months ended November 30, 2025, as compared to $1,199,000, or 73% of net sales, for the three months ended November 30, 2024, representing a decrease of approximately $40,000, or 3%. The decrease was primarily attributable to lower sales volumes during the current quarter compared to the prior year same period, as well as lower inventory write-offs and production adjustments.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended November 30,
	2025		2024		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,231,000	102%	$1,173,000	72%	$58,000	5%
Research and Development	$193,000	16%	$257,000	16%	$(64,000)	-25%

Selling, General and Administrative Expenses

For the three months ended November 30, 2025, consolidated selling, general, and administrative expenses amounted to approximately $1,231,000, compared to $1,173,000 for the corresponding period in 2024, an increase of $58,000 or 5%. The increase was primarily attributable to a $71,000 increase in salaries and wages primarily associated with a new hire in the sales and marketing team, a $67,000 increase in credit loss expense related to aged receivables, and a $34,000 increase in outside sales-related services related to inFoods®. These increases were partially offset by a $42,000 decrease in stock-based compensation within the administrative team, primarily due to changes in the Company’s stock price, and a $72,000 decrease in sales commissions resulting from lower sales volumes in the Middle East market.

Research and Development

For the three months ended November 30, 2025, consolidated research and development (“R&D”) expenses totaled approximately $193,000, representing a decrease of 25% from $257,000 in the same period of 2024. The decrease was primarily attributable to a $46,000 reduction in R&D wages, reflecting fewer labor hours allocated to R&D, as well as a $17,000 decrease resulting from reduced participation in charitable sponsorships during the current period.

Dividend, Interest, and Other Income

For the three months ended November 30, 2025, dividend, interest, and other income totaled approximately $58,000, compared to $40,000 for the corresponding period in 2024, representing an increase of $18,000, or 45%. This increase was primarily attributable to dividend distributions received from an investment holding entity during the current period.

Six months ended November 30, 2025

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Six Months Ended November 30,		Increase (Decrease)
	2025	2024	$	%
Clinical lab	$1,700,000	$2,057,000	$(357,000)	-17%
Over-the-counter	522,000	782,000	(260,000)	-33%
Contract manufacturing	363,000	599,000	(236,000)	-39%
Physician’s office	5,000	6,000	(1,000)	-17%
Total	$2,590,000	$3,444,000	$(854,000)	-25%

For the six months ended November 30, 2025, consolidated net sales reached approximately $2,590,000, compared to $3,444,000 for the same period in 2024, representing a decrease of approximately $854,000, or 25%. The decrease was primarily attributable to lower clinic laboratory sales, which experienced volatility due to the periodic and infrequent nature of customer orders, as well as reduced contract manufacturing billings and lower OTC sales driven by decreased sales in the Middle East market.

For the six months ended November 30, 2025, consolidated cost of sales was approximately $2,113,000, or 82% of net sales, compared to $2,720,000, or 79% of net sales, for the same period in 2024, representing a decrease of $607,000, or 22%. The decrease was primarily attributable to lower sales volumes across the clinical laboratory, OTC, and contract manufacturing businesses, which resulted in lower labor costs and reduced cost allocations. In addition, lower levels of aged inventory during the current period led to a decrease in inventory write-offs.

Operating Expenses

The following is a summary of operating expenses:

	Six Months Ended November 30,
	2025		2024		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$2,561,000	99%	$2,533,000	74%	$28,000	1%
Research and Development	$405,000	16%	$554,000	16%	$(149,000)	-27%

Selling, General and Administrative Expenses

For the six months ended November 30, 2025, consolidated selling, general, and administrative expenses totaled approximately $2,561,000, compared to $2,533,000 for the same period in 2024, representing an increase of approximately $28,000, or 1%. The increase was primarily attributable to a $114,000 increase in outside administrative services associated with tax credit advisory services provided for ERC, a $66,000 increase in stock-based compensation within the sales and marketing organization related to a new hire during the current period, compared to workforce reductions in the prior year period, and a $55,000 increase in credit loss expense under CECL related to aged receivables, for which payment plans have been established. These increases were partially offset by an $88,000 decrease in sales commissions resulting from reduced sales volumes in the Middle East market, a $73,000 decrease in salaries and wages within the sales and marketing team, and a $51,000 decrease in stock-based compensation expense within the administrative team.

Research and Development

For the six months ended November 30, 2025, consolidated R&D expenses totaled approximately $405,000, representing a decrease of $149,000, or 27% from $554,000 in the same period of 2024. The decrease was primarily attributable to a $106,000 reduction in R&D salaries and wages, reflecting fewer labor hours allocated to R&D as the business progressed into later, commercialization focused development phases, as well as a $36,000 decrease in R&D expenses related to inFoods® during the current period.

Dividend, Interest, and Other Income

For the six months ended November 30, 2025, dividend. interest, and other income totaled approximately $1,180,000, compared to $97,000 for the corresponding period in 2024, representing an increase of $1,083,000, or 1116%. The increase was primarily attributable to a $1,100,000 cash refund received from the Internal Revenue Service (IRS) on July 21, 2025, related to previously filed claims for the ERC, a refundable payroll tax credit established under the CARES Act. The ERC was available to eligible employers for wages paid during calendar year 2021 in response to the global COVID-19 pandemic. This credit represents a one-time benefit that is not expected to recur in future periods.

Excluding the ERC refund, interest and dividend income decreased by approximately $29,000, primarily due to lower market interest rates during the current quarter compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

The following are the principal sources of liquidity:

	November 30, 2025	May 31, 2025
Cash and cash equivalents	$2,543,000	$2,399,000
Working capital including cash and cash equivalents	$3,592,000	$3,135,000

As of November 30, 2025 and May 31, 2025, we had cash and cash equivalents of approximately $2,543,000 and $2,399,000, respectively. As of November 30, 2025 and May 31, 2025, we had working capital of approximately $3,592,000 and $3,135,000, respectively.

Our ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and our new product launches;
●	Our need and ability to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins as we grow;
●	Our ability to retain key employees and maintain critical operations with a substantially reduced workforce; and
●	Certain SEC regulations that limit the amount of capital we can raise through issuance of its equity.

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

As part of our financing plan, on September 28, 2023, we filed the Shelf Registration Statement allowing us to issue up to $20,000,000 in shares of our common stock. On May 10, 2024, the Company filed a prospectus supplement to the Shelf Registration Statement on Form S-3. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM Offering. As part of this transaction, we incurred $81,000 in deferred offering costs during the year ended May 31, 2024.

During the six months ended November 30, 2025, we sold 391,125 shares of its common stock at prices ranging from $3.34 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,432,000 and net proceeds to us of $1,395,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $37,000.

We intend to use the net proceeds from the 2024 ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

While we are committed to addressing our capital needs and sustain operations beyond the next year, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Operating Activities

During the six months ended November 30, 2025, cash used in operating activities was approximately $1,259,000. The primary factors that contributed to this were a loss of approximately $1,318,000, an increase in accounts receivable of $285,000, decrease in lease liabilities of $175,000, decrease in accrued compensation of $110,000. These outflows were partially offset by a decrease in prepaid expenses and other of $78,000, an increase in accounts payable and accrued expenses of $70,000, and non-cash expenses of approximately $488,000.

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

Investing Activities

During the six months ended November 30, 2025, cash used in investing activities was $0.

During the six months ended November 30, 2024, cash used in investing activities was $33,000 for expenditures related to patents.

Financing Activities

During the six months ended November 30, 2025, cash provided by financing activities amounted to $1,402,000, primarily resulting from gross proceeds of approximately $1,432,000 from the sale of common stock.

During the six months ended November 30, 2024, cash provided by financing activities amounted to $380,000, primarily resulting from gross proceeds of $392,000 from the sale of common stock.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of November 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving its objectives.

Based on their evaluation as of November 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the “reasonable assurance” level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q (our “Quarterly Report”) was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2025 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of November 30, 2025, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

During the three and six months ended November 30, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, Risk Factors, of our 2025 Annual Report.

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

Date: January 14, 2026
	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2026
	By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

