Form 10-Q
period 2026-02-28
BIOMERICA INC
filed 2026-04-13
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026 or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 13, 2026 was 3,090,269.

BIOMERICA, INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets (unaudited) – February 28, 2026 and May 31, 2025	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) – Three and Nine Months Ended February 28, 2026 and February 28, 2025	2

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) – Three and Nine Months Ended February 28, 2026 and February 28, 2025	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended February 28, 2026 and February 28, 2025	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II	Other Information	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2026	May 31, 2025
Assets

Current Assets:
Cash and cash equivalents	$1,336,000	$2,399,000
Accounts receivable, net	941,000	731,000
Inventories, net	1,645,000	1,490,000
Prepaid expenses and other	201,000	255,000
Total current assets	4,123,000	4,875,000
Property and equipment, net of accumulated depreciation and amortization	91,000	135,000
Right-of-use assets, net of accumulated amortization of $1,473,000 and $1,223,000 as of February 28, 2026 and May 31, 2025, respectively	179,000	429,000
Investments	165,000	165,000
Intangible assets, net of accumulated amortization of $85,000 and $69,000 as of February 28, 2026 and May 31, 2025, respectively	231,000	228,000
Other assets	89,000	113,000
Total Assets	$4,878,000	$5,945,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$730,000	$672,000
Accrued compensation	608,000	655,000
Advance from customers	30,000	55,000
Lease liabilities, current portion	193,000	358,000
Total current liabilities	1,561,000	1,740,000
Lease liabilities, net of current portion	-	100,000
Total Liabilities	1,561,000	1,840,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of February 28, 2026 and May 31, 2025	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of February 28, 2026 and May 31, 2025	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized, 3,029,444 and 2,546,216 issued and outstanding at February 28, 2026 and May 31, 2025, respectively	242,000	203,000
Additional paid-in capital	58,976,000	57,175,000
Accumulated other comprehensive loss	(103,000)	(105,000)
Accumulated deficit	(55,798,000)	(53,168,000)
Total Shareholders’ Equity	3,317,000	4,105,000
Total Liabilities and Shareholders’ Equity	$4,878,000	$5,945,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2026	2025	2026	2025
Net sales	$987,000	$1,119,000	$3,578,000	$4,562,000
Cost of sales	(1,031,000)	(1,100,000)	(3,145,000)	(3,820,000)
Gross profit (loss)	(44,000)	19,000	433,000	742,000

Operating expenses:
Selling, general and administrative	1,076,000	1,012,000	3,637,000	3,544,000
Research and development	178,000	217,000	583,000	771,000
Total operating expenses	1,254,000	1,229,000	4,220,000	4,315,000

Loss from operations	(1,298,000)	(1,210,000)	(3,787,000)	(3,573,000)

Other income:
Dividend, interest, and other income (loss)	(6,000)	43,000	1,174,000	140,000
Total other income (loss)	(6,000)	43,000	1,174,000	140,000

Loss before income taxes	(1,304,000)	(1,167,000)	(2,613,000)	(3,433,000)

(Provision) benefit for income taxes	(8,000)	4,000	(17,000)	4,000

Net loss	$(1,312,000)	$(1,163,000)	$(2,630,000)	$(3,429,000)

Basic net loss per common share	$(0.44)	$(0.48)	$(0.92)	$(1.47)

Diluted net loss per common share	$(0.44)	$(0.48)	$(0.92)	$(1.47)

Weighted average number of common and common equivalent shares:
Basic	3,010,308	2,398,285	2,852,015	2,327,122

Diluted	3,010,308	2,398,285	2,852,015	2,327,122

Net loss	$(1,312,000)	$(1,163,000)	$(2,630,000)	$(3,429,000)

Other comprehensive income (loss), net of tax:
Foreign currency translation	-	(1,000)	2,000	(11,000)

Comprehensive loss	$(1,312,000)	$(1,164,000)	$(2,628,000)	$(3,440,000)

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended February 28, 2026

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2025	2,546,216	$203,000	$57,175,000	$(105,000)	$(53,168,000)	$4,105,000
Foreign currency translation	-	-	-	3,000	-	3,000
Net proceeds from sales of common stock	258,569	21,000	891,000	-	-	912,000
Share-based compensation	10,625	1,000	132,000	-	-	133,000
Net income	-	-	-	-	2,000	2,000
Balances at August 31, 2025	2,815,410	225,000	58,198,000	(102,000)	(53,166,000)	5,155,000
Foreign currency translation	-	-	-	(1,000)	-	(1,000)
Net proceeds from sales of common stock	132,556	11,000	472,000	-	-	483,000
Share-based compensation	-	-	118,000	-	-	118,000
Net loss	-	-	-	-	(1,320,000)	(1,320,000)
Balances at November 30, 2025	2,947,966	236,000	58,788,000	(103,000)	(54,486,000)	4,435,000
Net proceeds from sales of common stock	23,508	1,000	59,000	-	-	60,000
Share-based compensation	57,970	5,000	129,000	-	-	134,000
Net loss	-	-	-	-	(1,312,000)	(1,312,000)
Balances at February 28, 2026	3,029,444	$242,000	$58,976,000	$(103,000)	$(55,798,000)	$3,317,000

For the Nine Months Ended February 28, 2025

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at May 31, 2024	2,103,154	$168,000	$54,720,000	$(102,000)	$(48,195,000)	$6,591,000
Foreign currency translation	-	-	-	(6,000)	-	(6,000)
Share-based compensation	-	-	77,000	-	-	77,000
Net loss	-	-	-	-	(1,316,000)	(1,316,000)
Balances at August 31, 2024	2,103,154	168,000	54,797,000	(108,000)	(49,511,000)	5,346,000
Foreign currency translation	-	-	-	(4,000)	-	(4,000)
Net proceeds from sales of common stock	189,423	15,000	552,000		-	567,000
Share-based compensation	-	-	155,000		-	155,000
Net loss	-	-	-		(950,000)	(950,000)
Balances at November 30, 2024	2,292,576	183,000	55,504,000	(112,000)	(50,461,000)	5,114,000
Foreign currency translation	-	-	-	(1,000)	-	(1,000)
Net proceeds from sales of common stock	251,264	20,000	1,428,000	-	-	1,448,000
Exercise of stock options	2,375	-	16,000	-	-	16,000
Share-based compensation	-	-	120,000	-	-	120,000
Net loss	-	-	-	-	(1,163,000)	(1,163,000)
Balances at February 28, 2025	2,546,215	$203,000	$57,068,000	$(113,000)	$(51,624,000)	$5,534,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended February 28,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,630,000)	$(3,429,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,000	64,000
Provision for allowance for credit losses	11,000	7,000
Inventory reserve	(73,000)	(45,000)
Share-based compensation	385,000	352,000
Amortization of right-of-use assets	250,000	232,000
Changes in assets and liabilities:
Accounts receivable	(221,000)	(327,000)
Inventories	(82,000)	766,000
Prepaid expenses and other	54,000	15,000
Other assets	16,000	6,000
Accounts payable and accrued expenses	58,000	(506,000)
Accrued compensation	(47,000)	(43,000)
Advance from customers	(25,000)	(30,000)
Reduction in lease liabilities	(265,000)	(242,000)
Net cash used in operating activities	(2,509,000)	(3,180,000)

Cash flows from investing activities:
Expenditures related to intangible assets	(19,000)	(37,000)
Net cash used in investing activities	(19,000)	(37,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	1,495,000	2,143,000
Costs from sale of common stock	(32,000)	(128,000)
Deferred offering costs	-	85,000
Proceeds from exercise of stock options	-	16,000
Net cash provided by financing activities	1,463,000	2,116,000

Effect of exchange rate changes on cash	2,000	(11,000)
Net decrease in cash and cash equivalents	(1,063,000)	(1,112,000)

Cash and cash equivalents at beginning of period	2,399,000	4,170,000

Cash and cash equivalents at end of period	$1,336,000	$3,058,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$17,000	$-
Non-cash investing and financing activities:
Deferred offering costs	$8,000	$-

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

Our primary focus is the research, development, commercialization and in certain cases regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”). These products are directed at chronic inflammatory illnesses that are widespread, common, and address very large markets. Instead of broad and difficult to manage dietary restrictions, our inFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that may be causing an abnormally high immune response in the patient, that when removed from the diet may alleviate IBS symptoms such as abdominal pain and cramping, bloating, diarrhea and constipation. Foods identified as causing an abnormal immune response (i.e., a positive result) are removed from the patient’s diet to help alleviate IBS symptoms.

Our range of medical diagnostic products is sold worldwide primarily in two markets: clinical laboratories and point-of-care (physicians’ offices). Most of our products are Conformite Europeenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with some approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2025. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2026. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on August 29, 2025, as amended on our Annual Report on Form 10-K/A, filed with the SEC on September 26, 2025. Management has evaluated all subsequent events and transactions through the date of filing this report.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and its wholly owned subsidiaries, BioEurope GmbH and Biomerica de Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, provision for expected credit losses on accounts receivable, inventory overhead application, inventory reserves, and share based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

MARKETS AND METHODS OF DISTRIBUTION

The majority of our revenues come from the sale of products we manufacture in the United States and Mexico, with certain raw materials sourced from the United States, Asia and other regions. Our diagnostic business serves a diverse customer base that includes both domestic and international distributors, as well as hospitals, clinical laboratories, medical research institutions, pharmaceutical companies, drugstores, wholesalers, physicians’ offices, and e-commerce customers. A significant portion of our revenues are derived from international sales.

We employ a Director of Sales and Marketing, based in Germany, who has over 20 years of experience in diagnostics and life sciences. This individual’s international business experience and multilingual capabilities have facilitated strong relationships across Europe, Eastern Europe, Middle East, Latin America, Canada, and the United States. We are also pursuing new opportunities through the addition of distributors and product lines in these regions.

We market our diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, and through a small internal sales team. The two primary markets we target are clinical laboratories and patient point-of-care testing.

LIQUIDITY AND GOING CONCERN

We have incurred net losses and negative cash flows from operations and have an accumulated deficit of approximately $55,798,000 as of February 28, 2026. As of February 28, 2026, we had cash and cash equivalents of approximately $1,336,000 and working capital of approximately $2,562,000. As of May 31, 2025, we had cash and cash equivalents of approximately $3,058,000 and working capital of approximately $3,135,000. We continue to experience recurring losses and negative cash flows from operations. Based on our current operating plan, we believe that our existing cash and cash equivalents will be insufficient to fund our operations and meet our obligations for the next twelve months from the issuance date of these financial statements.

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, (the “Shelf Registration Statement”), which was declared effective on September 29, 2023, to replace the expiring “shelf” registration statement on Form S-3 that was filed in July 21, 2020, as amended on September 20, 2020, allowing us to issue up to $20,000,000 in shares of our common stock. Under the Shelf Registration Statement, shares of our common stock may be sold from time to time for up to three years from the filing date.

On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement with the SEC to facilitate the sale of up to $5,500,000 in common stock through at-the-market (“ATM”) offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). As part of this transaction, we incurred $81,000 in deferred offering costs during the year ended May 31, 2025.

During the nine months ended February 28, 2026, we sold 414,633 shares of our common stock at prices ranging from $2.42 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,495,000 and net proceeds to us of $1,455,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $40,000.

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

Management assesses whether we have sufficient liquidity to fund our costs for the next twelve months from each financial statement issuance date to determine if there is a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and sales within the United States of existing products, and from our new product launches;
●	Our need and ability to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain or increase gross margins;
●	Our ability to retain key employees and maintain critical operations; and
●	Certain SEC regulations that limit the amount of capital we can raise through issuance of our equity.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional near-term financing, and achieving profitable operations.

Management has analyzed our cash flow requirements through April 2027 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustaining operations through the next year and beyond, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity issuance, and seek other strategic alternatives. If we are unable to generate sufficient cash flows from operations or obtain additional financing, we may be required to delay or reduce certain operating activities and expenditures.

While we are committed to these plans, there can be no assurance that these efforts will be successful or sufficient to meet our near-term capital requirements, or to enable the Company to continue as a going concern.

Our condensed consolidated financial statements as of February 28, 2026, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our continuance as a going concern is dependent upon our ability to obtain additional operating capital and achieve revenues and attain profitability. We intend to finance our future development activities and our working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all or that we will be successful in these endeavors.

CONCENTRATION OF CREDIT RISK

We maintain cash balances at certain financial institutions in excess of amounts insured by federal agencies. From time to time, we have uninsured balances. We do not believe we are exposed to any significant credit risk.

We provide credit in the normal course of business to customers throughout the United States and in foreign markets. We perform ongoing credit evaluations of our customers and require accelerated prepayment in certain circumstances.

Consolidated net sales were approximately $987,000 and $1,119,000 for the three months ended February 28, 2026, and 2025, respectively, and approximately $3,578,000 and $4,562,000 for the nine months ended February 28, 2026 and 2025, respectively.

For the three months ended February 28, 2026, we had three key customers located in Asia, the Middle East, and the United States, which accounted for 50% of net consolidated sales. For the three months ended February 28, 2025, we had three key customers located in the United States, the Middle East, and Asia, which accounted for 61% of net consolidated sales. For the nine months ended February 28, 2026, we had one key customer located in Asia that accounted for 36% of net consolidated sales. For the nine months ended February 28, 2025, we had one key customer located in Asia that accounted for 35% of net consolidated sales.

As of February 28, 2026 and May 31, 2025, total gross receivables were approximately $978,000 and $757,000, respectively. As of those dates, we had three and four key customers, respectively, located in Asia, the Middle East, the United States, and Europe, which accounted for 51% and 69% of gross accounts receivable, respectively.

For the three months ended February 28, 2026, we had two key vendors that accounted for 36% of purchases of raw materials. For the three months ended February 28, 2025, we had two key vendors that accounted for 39% of purchases of raw materials. For the nine months ended February 28, 2026, no vendor accounted for 10% or more of total raw material purchases. For the nine months ended February 28, 2025, one vendor accounted for 11% of purchases of raw materials.

As of February 28, 2026 and May 31, 2025, we had one key vendor which accounted for 10% and 20% respectively, of accounts payable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE

We extend unsecured credit to our customers on a regular basis. International accounts are usually required to prepay until they establish a history with us, at which time they may be extended credit. Our designated officers and managers apply various criteria to establish initial credit levels for individual distributors. All increases in credit limits are also approved by designated upper-level management.

We adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) 326) on June 1, 2023. ASC 326 adds to U.S. GAAP the current expected credit loss (“CECL”) model, a measurement model based on expected losses rather than incurred losses. Prior to the adoption of ASC 326, we evaluated receivables on a quarterly basis and adjusted the allowance for doubtful accounts accordingly. Balances over 90 days old were usually reserved unless collection was reasonably assured. Under the application of ASC 326, our historical credit loss experience provides the basis for the estimation of expected credit losses, together with current economic and business conditions and reasonable and supportable forecasts that may impact collectability. In developing our expected credit loss estimate, we evaluated the appropriate grouping of financial assets based upon our evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally, certain long-standing customers that routinely place large orders may have receivable balances that are significant relative to total gross receivables. Management closely monitors collections on these balances and may require payment of outstanding invoices prior to shipping new sales orders.

As of February 28, 2026 and May 31, 2025, we have established a reserve of approximately $37,000 and $26,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

We occasionally prepay for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are expensed.

As of February 28, 2026 and May 31, 2025, prepaids were approximately $201,000 and $255,000, respectively, composed of prepayments to insurance and various other suppliers.

INVENTORIES, NET

We value inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out method) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. In evaluating inventory, management considers quantities on hand, physical condition, and technical functionality, as these characteristics may be impacted by anticipated customer demand for existing products and new product introductions. The inventory reserve is adjusted based on this evaluation, with a corresponding provision recorded in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials are recognized as current period charges. The allocation of fixed production overhead is based on the normal capacity of the production facilities.

Net inventories are comprised of approximately the following:

	February 28, 2026	May 31, 2025
Raw materials	$1,070,000	$1,071,000
Work in progress	823,000	743,000
Finished products	150,000	147,000
Total gross inventory	2,043,000	1,961,000
Inventory reserves	(398,000)	(471,000)
Net inventory	$1,645,000	$1,490,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of February 28, 2026, and May 31, 2025, inventory reserves were approximately $398,000 and $471,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense related to property and equipment was approximately $14,000 and $17,000 for the three months ended February 28, 2026 and 2025, respectively, and approximately $44,000 and $50,000 for the nine months ended February 28, 2026 and 2025, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights, and patents, and are accounted for in accordance with ASC 350, Intangibles—Goodwill and Other. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives, not to exceed 18 years for marketing and distribution rights and 10 years for purchased technology rights. Patents are amortized over their respective estimated useful lives, which average approximately 15 years. Amortization expense was approximately $6,000 and $5,000 for the three months ended February 28, 2026, and 2025, respectively. For the nine months ended February 28, 2026, and February 28, 2025, the expenses were approximately $16,000 and $14,000, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

We assess the recoverability of these intangible assets by determining whether the carrying value of the asset can be recovered through projected undiscounted future cash flows over its remaining useful life. We use a qualitative assessment to evaluate whether impairment exists.

During the nine months ended February 28, 2026 and 2025, there were no impairment charges recorded.

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

We assess our equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of our equity method holding as of February 28, 2026 and determined that our proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of our Cost Method Holdings during the nine months ended February 28, 2026 and February 28, 2025.

SHARE-BASED COMPENSATION

We follow the guidance of ASC 718, Share-based Compensation, which requires the use of a fair value-based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). We grant stock options and restricted stock under our equity incentive plans. We measure all share-based payment awards at their grant-date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. We have not historically paid dividends and do not expect to pay dividends in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of our common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically we had limited exercise activity surrounding such options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The following summary presents the options granted, exercised, expired, canceled and outstanding for the nine months ended February 28, 2026:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2025	413,866	$19.29
Granted	41,500	2.89
Cancelled or expired	(10,471)	$4.70
Options Outstanding at February 28, 2026	444,895	$17.79

During the three months ended February 28, 2026, we recognized approximately $58,000 of share-based compensation expense related to stock options, compared to approximately $91,000 for the three months ended February 28, 2025. For the nine months ended February 28, 2026, share-based compensation expense related to stock options was approximately $204,000, compared to approximately $323,000 for the nine months ended February 28, 2025.

The following summary presents the restricted stock awards granted, vested, forfeited and outstanding for the nine months ended February 28, 2026:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Restricted Stock Awards Outstanding at May 31, 2025	97,500	$2.51
Granted	195,000	$2.61
Vested	(68,595)	$2.61
Restricted Stock Awards Outstanding at February 28, 2026	223,905	$2.57

During the three months ended February 28, 2026, we recognized approximately $76,000 of share-based compensation expense related to restricted stock awards, compared to approximately $29,000 for the three months ended February 28, 2025.

For the nine months ended February 28, 2026, we recognized approximately $181,000 of share-based compensation expense related to restricted stock awards, compared to approximately $29,000 for the nine months ended February 28, 2025.

REVENUE RECOGNITION

We have various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily Free on Board (“FOB”) shipping point, which is when control of the goods transfers and title passes to the customer. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to e-commerce customers and distributors, while physicians’ office products are sold to physicians and distributors. We generally do not allow returns except in cases of defective merchandise, and therefore, do not establish an allowance for returns. Additionally, we have contracts with customers that provide purchase discounts contingent on achieving specified sales volumes. These contracts are regularly evaluated, and we do not anticipate granting any discounts through the end of the contract period.

For diagnostic testing services sold directly to patients or physician offices that require processing by a third-party CLIA-certified lab, we recognize revenue once the lab has completed the test results.

For services related to contract manufacturing, revenue is recognized when the service has been performed. For certain contracts, revenue is recognized over time as services are performed, measured based on progress toward completion.

As of February 28, 2026, we had approximately $30,000 in advance from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Clinical lab	$621,000	$627,000	$2,321,000	$2,683,000
Over-the-counter	197,000	170,000	719,000	952,000
Contract manufacturing	167,000	320,000	532,000	920,000
Physician’s office	2,000	2,000	6,000	7,000
Total	$987,000	$1,119,000	$3,578,000	$4,562,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

We include shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. We recognized approximately $178,000 and $217,000 of research and development costs during the three months ended February 28, 2026 and February 28, 2025, respectively, and approximately $583,000 and $771,000 of research and development costs for the nine months ended February 28, 2026 and February 28, 2025, respectively.

INCOME TAXES

For the three months ended February 28, 2026, we had an income tax expense of approximately $8,000. For the nine months ended February 28, 2026, we had an income tax expense of approximately $17,000. These expenses consisted of state minimum taxes and miscellaneous foreign taxes.

During the three and nine months ended February 28, 2026, we had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance against the Company’s net deferred tax assets as of February 28, 2026.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the nine months ended February 28, 2026, we had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

We report the cost of advertising as an expense in the period in which those costs are incurred. For the three months ended February 28, 2026, and February 28, 2025, advertising costs were approximately $8,000 and $4,000, respectively. For the nine months ended February 28, 2026, and February 28, 2025, advertising costs were approximately $25,000 and $30,000, respectively.

FOREIGN CURRENCY TRANSLATION

Biomerica de Mexico, our subsidiary located in Mexico, operates primarily using the Mexican peso. BioEurope GmbH, our subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring in Euros. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended February 28, 2026 and February 28, 2025.

RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires lessees to recognize most lease liabilities on the balance sheet with a corresponding right-of-use asset. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. We have elected to exclude short-term leases. We lease office space and copy machines, all of which are operating leases. Most leases include the option to renew and the exercise of the renewal options is at our sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable upon the vesting of restricted stock awards and from the exercise of stock options, warrants and other convertible securities using the treasury stock method. The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

●	Stock options of 444,895 and 417,983 as of February 28, 2026 and 2025, respectively; and
●	Restricted stock awards of 223,905 and 97,500 as of February 28, 2026 and 2025, respectively.

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

Our reportable segment product sales, net and net loss during the three and nine months ended February 28, 2026 and 2025 consisted of the following:

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2026	2025	2026	2025
Net sales	$987,000	$1,119,000	$3,578,000	$4,562,000
Cost of sales	(1,031,000)	(1,100,000)	(3,145,000)	(3,820,000)
Gross profit (loss)	(44,000)	19,000	433,000	742,000

Operating expenses:
Sales and marketing	415,000	326,000	1,284,000	1,252,000
General and administrative	661,000	686,000	2,353,000	2,292,000
Research and development	178,000	217,000	583,000	771,000
Total operating expenses	1,254,000	1,229,000	4,220,000	4,315,000

Loss from operations	(1,298,000)	(1,210,000)	(3,787,000)	(3,573,000)

Other income:
Dividend, interest, and other income (loss)	(6,000)	43,000	1,174,000	140,000
Total other income (loss)	(6,000)	43,000	1,174,000	140,000

Loss before income taxes	(1,304,000)	(1,167,000)	(2,613,000)	(3,433,000)

(Provision) benefit for income taxes	(8,000)	4,000	(17,000)	4,000

Net loss	$(1,312,000)	$(1,163,000)	$(2,630,000)	$(3,429,000)

Dividend, interest, and other income (loss) for the nine months ended February 28, 2026, included $1,100,000 related to the Employee Retention Credit (“ERC”), a refundable payroll-tax credit established under the Coronavirus Aid, Relief, and Economic Security (“CARES”). We account for ERC claims in accordance with ASC 450-30, “Gain Contingencies,” and therefore recognize income only when all related contingencies have been resolved and receipt of the refund is realized or realizable. The ERC relates to qualified wages paid during calendar year 2021 under the COVID-19 pandemic relief programs and represents a one-time, non-recurring item that will not impact future reporting periods.

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

NOTE 3: SHAREHOLDERS’ EQUITY

On September 28, 2023, we filed the Shelf Registration allowing us to issue up to $20,000,000 of equity value in shares of common stock. Under the Shelf Registration Statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement with the SEC. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM Offering.

During the nine months ended February 28, 2026, we sold 414,633 shares of our common stock at prices ranging from $2.42 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,495,000 and net proceeds to us of $1,455,000 after deducting commissions for each sale and legal, accounting, and other fees related to the offering in the amount of $32,000, as well as $8,000 of previously capitalized deferred offering costs.

NOTE 4: GEOGRAPHIC INFORMATION

We operate as one segment. Geographic information regarding net sales is approximately as follows:

	For the Three Month Ending February 28,		For the Nine Month Ending February 28,
	2026	2025	2026	2025
Revenues from sales to unaffiliated customers:
Europe	$287,000	$198,000	$854,000	$979,000
Asia	270,000	365,000	1,299,000	1,614,000
North America	259,000	404,000	1,020,000	1,381,000
Middle East	171,000	149,000	393,000	580,000
South America	-	3,000	12,000	8,000
Total	$987,000	$1,119,000	$3,578,000	$4,562,000

As of February 28, 2026, and May 31, 2025, approximately $484,000 and $483,000 of our gross inventory was located in Mexicali, Mexico, respectively.

As of February 28, 2026, and May 31, 2025, approximately $8,000 and $10,000 of our property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

We lease facilities in Irvine, California and Mexicali, Mexico.

As of February 28, 2026, we had approximately 22,000 square feet of floor space at the Company’s corporate headquarters at 17571 Von Karman Avenue in Irvine, California. This facility includes administration, research and development, certain manufacturing, shipping and inventory storage. The lease for our headquarters expires in August 2026. As of the date of this filing, we are evaluating our options, including potential renewal or relocation, and no final decision has been made. We have the option to extend the lease for an additional five-year term. We made a security deposit of approximately $22,000.

In November 2016, Biomerica de Mexico, our Mexican subsidiary, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space. This lease includes one 10-year option to renew at the end of the initial lease term. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. As of the date of this filing, we are evaluating our options, including potential renewal or relocation, and no final decision has been made.

In addition, we lease a small office in Lindau, Germany on a month-to-month basis, which serves as the headquarters of BioEurope GmbH, our German subsidiary.

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods that we are reasonably certain to exercise. Our office and equipment leases generally have contractually specified minimum rent, and annual rent increases are included in the measurement of the right-of-use asset and related lease liabilities. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for certain maintenance and operating costs. Such amounts are generally variable and, therefore, not included in the measurement of the right-of-use asset and related lease liabilities but are instead recognized as variable lease expense in the condensed consolidated statements of operations and comprehensive loss when they are incurred.

The following table presents information on our operating leases for the three months and nine months ended February 28, 2026 and February 28, 2025:

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Operating lease cost	$88,000	$88,000	$265,000	$265,000
Variable lease cost	5,000	3,000	10,000	8,000
Short-term lease cost	1,000	3,000	1,000	7,000
Total lease cost	$94,000	$94,000	$276,000	$280,000

The approximate maturity of lease liabilities as of February 28, 2026 are as follows:

Year Ending February 28:
Operating Leases
2027	$195,000
Total minimum future lease payments	195,000
Less: imputed interest	2,000
Total operating lease liabilities	$193,000

The following table summarizes our other supplemental lease information for the nine months ended February 28, 2026 and February 28, 2025:

	Nine Months Ended
	February 28, 2026	February 28, 2025
Cash paid for operating lease liabilities	$281,000	$274,000
Weighted-average remaining lease term (years)	0.53	1.06
Weighted-average discount rate	6.50%	6.50%

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

There were no material legal proceedings pending as of February 28, 2026.

NOTE 7: SUBSEQUENT EVENTS

Subsequent to February 28, 2026, the Company issued an aggregate of 60,825 shares of its common stock. As a result, the number of shares of the Company’s common stock outstanding was 3,090,269 as of April 13, 2026. These issuances are reflected in the number of shares outstanding disclosed on the cover page of this Quarterly Report on Form 10-Q but are not reflected in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Report and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (our “2025 Annual Report”).

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

Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:

●	the ability to raise additional capital and continue as a going concern;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and the need for additional financing;
●	the scope of protection we are able to establish and maintain for our intellectual property rights covering our products and technology;
●	the ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;
●	the ability to obtain and maintain government or regulatory certification in the countries and regions in which our products are sold;
●	the ability to maintain sales relationships with our key distributors;
●	the impact of global economic and political developments on our business, including rising inflation and interest rates, capital market disruptions, bank failures, government shutdowns, wars and other political disputes, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
●	the implementation of our business model and strategic plans for our business, products, and technology;
●	the risks related to third parties asserting intellectual property infringement claims against us;
●	the impact of numerous laws and regulations that apply to us and compliance with these laws and regulations, as they currently exist or as modified in the future;
●	the risks related to product recalls, claims of liability, harm to patients or users of our products; and
●	the ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals.

Additional factors that might cause actual results and our current expectations and projections to differ materially include, among other things, those discussed in this Quarterly Report as well as those under the section titled “Risk Factors,” and discussed elsewhere in our in our 2025 Annual Report and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”). We intend that such forward-looking statements be subject to the safe harbors for such statements. These forward-looking statements are based on the current beliefs and expectations of our management and speak only as of the date of this Quarterly Report or, in the case of documents referred to or incorporated by reference, the date of those documents. You should not place undue reliance on these forward-looking statements, which are subject to significant known and unknown risks, uncertainties and other factors, which are in some cases, beyond our control and which could materially affect results. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections.

Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

OVERVIEW

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications. They can also be used to measure or detect the presence and levels of specific bacteria, hormones, antibodies, antigens and other substances, which may exist in the human body in extremely small concentrations. Our products are designed to enhance patient health and well-being while reducing healthcare costs.

Our extensive range of medical diagnostic products is sold worldwide, primarily in two markets: clinical laboratories and point-of-care settings. Most of our products are Conformité Européenne (“CE”) marked and/or registered with regulatory agencies in various countries for diagnostic use, with certain products approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

TECHNOLOGICAL ADVANCEMENTS AND PRODUCT DEVELOPMENT

Technological advances in medical diagnostics have enabled diagnostic tests to be performed not only in clinical laboratories but also at home and at the point-of-care in physicians’ offices. One of our key objectives has been to develop and market rapid diagnostic tests that are accurate, utilize easily obtained patient specimens, and are simple to perform without the need for complex instrumentation. Our home use (over-the-counter) and professional use (physicians’ office, clinics, etc.) rapid diagnostic test products help manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe our rapid point-of-care tests, when properly used, can be as accurate as laboratory tests. Our products require limited to no instrumentation, deliver reliable results in minutes, and can be performed at home or in a physician’s office.

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

We have introduced our inFoods® IBS product to select gastroenterology (“GI”) physician groups in multiple states and regions. This initial phase was focused on gathering real-world feedback, optimizing physician engagement, and validating operational processes. GI physician feedback has been generally positive, and we are continuing to expand our network by onboarding additional physician practices.

Our dedicated sales team is focused on building strong relationships within the GI segment while selectively exploring opportunities to introduce inFoods® IBS to other medical specialties, including integrated health practices and primary-care providers. These efforts are intended to lay the groundwork for broader adoption by showcasing the distinct clinical value of inFoods® IBS across multiple healthcare channels.

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

We are currently in the process of pursuing U.S. government payment or reimbursement for the inFoods® IBS product through the Medicare system. In connection with this process, the Centers for Medicare & Medicaid Services has established and announced a national Medicare payment rate of $300 for inFoods® IBS under the Clinical Laboratory Fee Schedule, applicable to claims with dates of service beginning January 1, 2026. While the establishment of a reimbursement rate does not guarantee coverage, utilization, or payment, management believes it represents an important step toward broader market access and provides a foundation for potential increased patient access and initial claims activity. The Company has provided additional information regarding inFoods® IBS to the applicable Medicare Administrative Contractor for coverage and is awaiting response. As Medicare reimbursement becomes established, we intend to also pursue reimbursement with private payer insurance companies. To the extent patients are able to access the inFoods® IBS product at reduced out-of-pocket cost, we expect adoption and utilization to increase.

As we continue to pursue commercial opportunities in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics, wars and other political strife. Although these factors have imposed a moderate impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing processes, and our ability to sell our finished products into international markets. We continue to monitor these developments closely and are actively implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts. We are also focusing on alternative manufacturing and shipping strategies of our products through BioEurope GmbH, our European subsidiary, and Biomerica de Mexico, our Mexican subsidiary, to mitigate some of the risk that tariffs and other policies may have on our revenues and operations.

In addition, in December 2023 we received FDA clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (“H. pylori”) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the U.S. population and 45% of the population in Europe’s largest countries. This bacterium is recognized as the highest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths globally. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring treatment effectiveness. We are actively marketing hp+detect™ to large end-customer laboratories and positioning the product for commercial adoption. We recently announced that we received our first commercial order for hp+detect™ from one of the largest clinical laboratory chains operating across Europe. The initial order is for the United Kingdom market, where hp+detect™ received registration from the UK Medicines and Healthcare products Regulatory Agency (MHRA) in February 2026.

We continue to balance revenue generated from our established diagnostic products and contract manufacturing services with investments in newer diagnostic-guided therapy products, including inFoods® IBS and hp+detect™. Management believes this diversified portfolio approach supports near-term cash generation needs while advancing longer-term growth initiatives.

During the nine months ended February 28, 2026, we continued our phased commercialization strategy for our inFoods® IBS product, prioritizing targeted gastroenterology practices to validate clinical workflows, refine physician education, and gather real-world feedback. This measured approach has informed sales and marketing investments and is intended to support a scalable broader launch.

Due to the slower-than-expected launch of our key new products, inFoods® IBS and hp+detect™, we initiated significant cost-cutting measures to extend our cash runway and work towards increasing revenues to cover overhead costs. Additionally, during the nine months ended February 28, 2026, the Company strengthened its liquidity position through a combination of operating cost controls, and net proceeds of approximately $1,455,000 from the ATM offering. We are also actively exploring other major strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Three months ended February 28, 2026

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended		Increase (Decrease)
	February 28, 2026	February 28, 2025	$	%
Clinical lab	$621,000	$627,000	$(6,000)	-1%
Over-the-counter	197,000	170,000	27,000	16%
Contract manufacturing	167,000	320,000	(153,000)	-48%
Physician’s office	2,000	2,000	-	0%
Total	$987,000	$1,119,000	$(132,000)	-12%

Consolidated net sales were approximately $987,000 for the three months ended February 28, 2026, compared to $1,119,000 for the three months ended February 28, 2025, a decrease of approximately $132,000, or 12%. The decrease was primarily attributable to lower contract manufacturing revenue following the completion of a prior research and development project. This decrease was partially offset by increased sales in the over-the-counter product line, reflecting variability in demand from international customers. Subsequent to quarter end, the Company is currently evaluating additional contract manufacturing opportunities and has engaged in discussions with potential customers.

Consolidated cost of sales were approximately $1,031,000, or 104% of net sales, for the three months ended February 28, 2026, compared to $1,100,000, or 98% of net sales, for the three months ended February 28, 2025, a decrease of approximately $69,000, or 6%. The decrease was primarily attributable to lower contract manufacturing activity, partially offset by higher costs associated with increased over-the-counter product sales. Cost of sales as a percentage of net sales increased primarily due to product mix and lower sales volume in the current period.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended
	February 28, 2026		February 28, 2025		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative	$1,076,000	109%	$1,012,000	90%	$64,000	6%
Research and Development	$178,000	18%	$217,000	19%	$(39,000)	-18%

Selling, General and Administrative

For the three months ended February 28, 2026, consolidated selling, general and administrative expenses were approximately $1,076,000, representing an increase of $64,000, or 6%, compared to $1,012,000 for the three months ended February 28, 2025. The increase was primarily attributable to a $60,000 increase in salaries and wages related restructuring in the sales and marketing team supporting inFoods® commercialization, a $45,000 increase in regulatory and compliance expenses, and a $15,000 increase in outside sales-related services associated with inFoods®. These increases were partially offset by a $37,000 decrease in outside administrative services and a $13,000 decrease in legal expenses. Overall, the increase reflects continued investment in commercialization activities for inFoods®, partially offset by cost management efforts in other areas.

Research and Development

For the three months ended February 28, 2026, consolidated research and development (“R&D”) expenses were approximately $178,000, representing a decrease of $39,000, or 18%, compared to $217,000 for the three months ended February 28, 2025. The decrease was primarily attributable to reduced R&D activity in the current period following the completion of the hp+detect™ project, as well as lower levels of development work related to inFoods®. As a result, salaries and wages within the research and development team decreased by approximately $32,000. In addition, expenses related to clinical trial studies and laboratory supplies decreased by approximately $8,000, reflecting the completion of certain research activities.

Dividend, Interest, and Other Income (Loss)

For the three months ended February 28, 2026, dividend, interest, and other income (loss) totaled approximately $(6,000), compared to income of $43,000 for the three months ended February 28, 2025, representing a decrease of $49,000. The change was primarily attributable to lower interest income resulting from reduced cash balances and lower market interest rates.

Nine months ended February 28, 2026

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Nine Months Ended		Increase (Decrease)
	February 28, 2026	February 28, 2025	$	%
Clinical lab	$2,321,000	$2,683,000	$(362,000)	-13%
Over-the-counter	719,000	952,000	(233,000)	-24%
Contract manufacturing	532,000	920,000	(388,000)	-42%
Physician’s office	6,000	7,000	(1,000)	-14%
Total	$3,578,000	$4,562,000	$(984,000)	-22%

Consolidated net sales were approximately $3,578,000 for the nine months ended February 28, 2026, compared to $4,562,000 for the nine months ended February 28, 2025, representing a decrease of approximately $984,000, or 22%. The decrease was primarily attributable to lower contract manufacturing revenue, reflecting the completion of a prior research and development project. Additional decreases were attributable to reduced retail market activity from international distributors, partially related to tariff impacts, as well as variability in clinical laboratory sales during the period. These decreases were partially offset by increased demand for the inFoods® IBS product; however, such revenues remain in the early stages of commercialization and have only partially offset offset the decline in contract manufacturing and distributor-related sales.

For the nine months ended February 28, 2026, consolidated cost of sales was approximately $3,145,000, or 88% of net sales, compared to $3,820,000, or 84% of net sales, for the nine months ended February 28, 2025, representing a decrease of approximately $675,000, or 18%. The decrease was primarily attributable to lower contract manufacturing activity, as well as reduced clinical laboratory sales. Cost of sales as a percentage of net sales increased primarily due to changes in product mix and lower overall sales volume during the current period.

Operating Expenses

The following is a summary of operating expenses:

	Nine Months Ended
	February 28, 2026		February 28, 2025		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative	$3,637,000	102%	$3,544,000	78%	$93,000	3%
Research and Development	$583,000	16%	$771,000	17%	$(188,000)	-24%

Selling, General and Administrative

For the nine months ended February 28, 2026, consolidated selling, general and administrative expenses were approximately $3,637,000, representing an increase of $93,000, or 3%, compared to $3,544,000 for the nine months ended February 28, 2025. The increase was primarily attributable to a $169,000 increase in regulatory and outside service costs, partially offset by a $99,000 decrease in sales commissions.

Research and Development

For the nine months ended February 28, 2026, consolidated R&D expenses were approximately $583,000, representing a decrease of $188,000, or 24%, compared to $771,000 for the nine months ended February 28, 2025. The decrease was primarily attributable to a $139,000 reduction in salaries and wages within the R&D team, reflecting reduced R&D activity during the current period. The reduction in R&D activity was driven by the completion of the hp+detect™ project and the transition of inFoods® IBS from development to commercialization, which also contributed to an approximately $40,000 decrease in related expenses. The reduction in R&D activity reflects the Company’s transition from development to commercialization of key products.

Dividend, Interest, and Other Income

For the nine months ended February 28, 2026, dividend, interest, and other income totaled approximately $1,174,000, compared to $140,000 for the corresponding period in 2025, representing an increase of $1,034,000, or 739%. This increase was primarily attributable to $1,100,000 related to the Employee Retention Credit (“ERC”), a refundable payroll-tax credit established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The ERC was available to eligible employers for wages paid during calendar year 2021 in response to the global COVID-19 pandemic. This credit represents a one-time benefit that is not expected to recur in future periods.

Excluding the ERC refund, interest and dividend income decreased by approximately $49,000, primarily due to lower market interest rates during the current quarter compared to the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

The following are the principal sources of liquidity:

	February 28, 2026	May 31, 2025
Cash and cash equivalents	$1,336,000	$2,399,000
Working capital including cash and cash equivalents	$2,562,000	$3,135,000

As of February 28, 2026 and May 31, 2025, we had cash and cash equivalents of approximately $1,336,000 and $2,399,000, respectively. As of February 28, 2026 and May 31, 2025, we had working capital of approximately $2,562,000 and $3,135,000, respectively. We have experienced variability in our revenue and a reduction in our cash position in recent periods, which has impacted our liquidity.

Our ability to continue as a going concern over the next twelve months is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and sales within the United States of existing products, and from our new product launches;
●	Our need and ability to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins;
●	Our ability to retain key employees and maintain critical operations; and
●	Certain SEC regulations that limit the amount of capital we can raise through issuance of our equity.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional near-term financing, and achieving profitable operations.

Management has analyzed our cash flow requirements through April 2027 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

To address our capital needs and sustaining operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity, and seek other strategic alternatives.

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

During the nine months ended February 28, 2026, we sold 414,633 shares of our common stock at prices ranging from $2.42 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,495,000 and net proceeds to us of $1,455,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $40,000.

We intend to use the net proceeds from the 2024 ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

While we are committed to addressing our capital needs and sustaining operations beyond the next year, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Operating Activities

During the nine months ended February 28, 2026, cash used in operating activities was approximately $2,509,000. The primary drivers of this cash outflow included a net loss of approximately $2,630,000, an increase in accounts receivable of $221,000, a decrease in lease liabilities of $265,000, and a decrease in accrued compensation of $47,000. These uses of cash were partially offset by an increase in accounts payable and accrued expenses of approximately $58,000, as well as non-cash expenses of approximately $633,000. The non-cash expenses primarily consisted of depreciation and amortization, provision for expected credit losses on accounts receivable, inventory reserves, share-based compensation, and amortization of right-of-use assets.

During the nine months ended February 28, 2025, cash used in operating activities was approximately $3,180,000. The primary drivers of this cash outflow included a net loss of approximately $3,429,000, an increase in accounts receivable of $327,000, a decrease in accounts payable and accrued expenses of $506,000, and a reduction in lease liabilities of $242,000. These uses of cash were partially offset by a decrease in inventories of approximately $766,000, as well as non-cash expenses of approximately $610,000. The non-cash expenses primarily consisted of depreciation and amortization, provision for expected credit losses on accounts receivable, inventory reserves, share-based compensation, and amortization of right-of-use assets.

Investing Activities

During the nine months ended February 28, 2026, cash used in investing activities was approximately $19,000, consisting of expenditures related to patents.

During the nine months ended February 28, 2025, cash used in investing activities was approximately $37,000, consisting of expenditures related to patents.

Financing Activities

During the nine months ended February 28, 2026, net cash provided by financing activities was approximately $1,463,000, primarily attributable to gross proceeds of approximately $1,495,000 from the sale of common stock.

During the nine months ended February 28, 2025, net cash provided by financing activities was approximately $2,116,000, primarily attributable to gross proceeds of approximately $2,143,000 from the sale of common stock.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of February 28, 2026.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, provision for expected credit losses, inventory overhead application, inventory reserves, lease liabilities and right-of-use assets. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 for information on Significant Accounting Policies.

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

Based on their evaluation as of February 28, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the “reasonable assurance” level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q (our “Quarterly Report”) was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2026 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of February 28, 2026, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

During the nine months ended February 28, 2026, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report.

ITEM 5. OTHER INFORMATION

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

On April 10, 2026, Gary Lu, notified the Board of his decision to resign, effective April 14, 2026, from his position as the Company’s Chief Financial Officer. Mr. Lu’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

Date: April 13, 2026

	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2026
	By:	/S/ Gary Lu
Gary Lu
Chief Financial Officer
(Principal Financial Officer)

