Form 10-K
period 2026-05-31
BIOMERICA INC
filed 2026-08-31
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended May 31, 2026 or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, as of November 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.6 million, based on the closing price of $2.37 per share.

The outstanding number of shares of common stock, par value $0.08, as of August 31, 2026 was 4,588,968.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:

●	the ability to raise additional capital and continue as a going concern;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and the need for additional financing;
●	the scope of protection we are able to establish and maintain for our intellectual property rights covering our products and technology;
●	the ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;
●	the ability to obtain and maintain government or regulatory certification in the countries and regions in which our products are sold;
●	the ability to retain existing Centers for Medicare & Medicaid Services (“CMS”) payment rate and the Medicare Administrative Contractor claims approvals;
●	the ability to maintain sales relationships with our key customers, distributors and other commercial partners;
●	the impact of global economic, trade and political developments on our business, including tariffs and changes in international trade policies, inflation and interest rates, supply-chain disruptions, capital-market disruptions, government shutdowns, wars and geopolitical conflicts, economic sanctions and economic slowdowns or recessions, any of which could adversely affect our operations, costs, revenues, supply chain, the value of our common stock and our ability to access capital markets;
●	the implementation of our business model and strategic plans for our business, products, and technology;
●	the risks related to third parties asserting intellectual property infringement claims against us;
●	the impact of numerous laws and regulations that apply to us and compliance with these laws and regulations, as they currently exist or as modified in the future;
●	the risks related to product recalls, liability claims and harm to patients or users of our products; and
●	the ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals.

Additional factors that might cause actual results and our current expectations and projections to differ materially include, among other things, those discussed under the section titled “Risk Factors,” as well as those discussed elsewhere in the Annual Report and the other risks detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”). We intend that such forward-looking statements be subject to the safe harbors applicable to such statements. These forward-looking statements are based on the current beliefs and expectations of our management and speak only as of the date of this Annual Report or, in the case of documents referred to or incorporated by reference, the date of those documents. You should not place undue reliance on these forward-looking statements, which are subject to significant known and unknown risks, uncertainties and other factors, some of which are beyond our control and could materially affect our results. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections.

Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

i

ii

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

THE COMPANY

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal, or fecal material from patients to aid in the diagnosis of diseases, food intolerances, and other medical conditions. These tests detect and measure the presence and levels of specific bacteria, hormones, antibodies, antigens and other substances that may exist in the human body at extremely low concentrations. Our products are designed to enhance patient outcomes and well-being while reducing total healthcare costs.

We sell our portfolio of diagnostic products worldwide, primarily to clinical laboratories and in point-of-care settings, including physicians’ offices and over-the-counter channels. We also provide contract development and manufacturing services to third parties that utilize the technology underlying our products. In addition, we are commercializing our inFoods® IBS product through physician-directed and laboratory-based channels, including third-party reimbursement pathways. Most of our products carry Conformité Européenne (“CE”) marking and/or are registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the United States Food and Drug Administration (“FDA”) for sale in the United States.

TECHNOLOGICAL ADVANCEMENTS AND PRODUCT DEVELOPMENT

Technological advances in medical diagnostics have enabled diagnostic tests to be performed not only in clinical laboratories but also at home and at the point-of-care in physicians’ offices. We strive to develop and market diagnostic products that are accurate, utilize easily obtained patient specimens and, where appropriate, can be performed without complex instrumentation. Our home use (over-the-counter) and professional use (physicians’ office, clinics, etc.) rapid diagnostic test products help manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe our rapid point-of-care tests, when properly used, can be as accurate as laboratory tests.

RESEARCH AND DEVELOPMENT

We invest resources in the research and development of new diagnostic products and technologies designed to address a range of medical conditions and unmet clinical needs. Our research and development activities include the development and optimization of immunoassays, enzyme-linked immunosorbent assays (“ELISAs”), rapid diagnostic tests, and related diagnostic technologies. These products are either internally developed, licensed from third parties, or developed under contract for customers.

Our experienced and highly trained technical personnel, including Ph.D. level scientists and other scientific and technical professionals, are engaged in new product development, product improvement, contract development projects, and technology transfer activities. Many members of our technical staff have extensive experience in diagnostic product development and manufacturing, including prior experience at large diagnostic companies. We also utilize our Scientific Advisory Board, which includes physicians and clinicians with relevant areas of expertise, to provide scientific and clinical input regarding certain product development programs and clinical studies.

For the fiscal years ended May 31, 2026 and 2025, consolidated research and development expenses totaled approximately $788,000 and $1,023,000, respectively. The decrease was primarily attributable to lower research and development personnel costs and related development expenses, including reduced research and development activity as hp+detect™ transitioned from development to commercialization and inFoods® IBS continued its transition toward commercialization.

We intend to pursue additional applications for the inFoods® technology for other disease states, including Functional Dyspepsia, Crohn’s Disease, Ulcerative Colitis, Gastroesophageal Reflux Disease (“GERD”), Migraine Headaches, Depression, and Osteoarthritis. We have filed patents globally to protect the use of inFoods® IBS diagnostic technology for these indications, with patents issued in the United States and multiple foreign jurisdictions, and others in review or prosecution.

Our research and development efforts have also led to the FDA 510(k) clearance of hp+detect™, a proprietary diagnostic test for detecting Helicobacter pylori (“H. pylori”) and monitoring treatment. H. pylori is a leading cause of peptic ulcers and a significant risk factor for gastric cancer. In addition to our internally developed products, we intend to continue leveraging our scientific, product development, regulatory, and manufacturing capabilities to pursue contract assay development and Contract Development and Manufacturing Organization (“CDMO”) opportunities for third-party diagnostic and life science companies. These activities may include development of new assays and diagnostic products, optimization or modification of existing products, analytical and clinical testing support, technology transfer, and manufacturing services.

KEY PRODUCT LAUNCHES

A key outcome of our research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. This innovative technology is designed to aid in the management of gastrointestinal conditions such as irritable bowel syndrome (“IBS”) and other inflammatory diseases. The DGT product targets chronic inflammatory illnesses that are widespread and prevalent across large markets. We have launched our inFoods® IBS product, which leverages this patented technology. The inFoods® IBS product utilizes a simple blood test to identify patient-specific foods that, when eliminated from the diet, may help reduce IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation. Unlike broad and difficult-to-manage dietary restrictions, the inFoods® IBS product pinpoints a patient’s heightened immunoreactivity to specific foods known to frequently trigger IBS symptoms. By removing the foods identified as problematic, patients can achieve relief from IBS symptoms.

We have introduced the inFoods® IBS product to gastroenterology (“GI”) physician groups in multiple states and regions, including collaboration with one of the largest GI groups in the United States. The initial phase focused on gathering real world feedback, optimizing physician engagement, and validating operational processes. GI physician feedback has been generally positive, and we are continuing to expand our presence in the GI segment while exploring opportunities to bring the inFoods® technology to other medical specialties. The outcome of our clinical study was published in the June 2025 issue of Gastroenterology. We are also evaluating distribution, partnership, and licensing opportunities with U.S. companies to support a scalable, broader market launch. We pursued reimbursement for the inFoods® IBS product through the Medicare system which resulted in CMS establishing a national Medicare payment rate of $300 for the test effective January 1, 2026. We intend to pursue broader reimbursement opportunities.

As we continue to pursue commercial opportunities in both the United States and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, supply chain dynamics, wars and other geopolitical developments. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing processes and our ability to sell finished products into international markets. We continue to monitor these developments closely and are implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts. We are also focusing on alternative manufacturing and shipping strategies through BioEurope GmbH, our European subsidiary, and Biomerica de Mexico, our Mexican subsidiary, to mitigate some of the risks these policies may have on our revenues and operations.

In addition, in December 2023 we received FDA clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (H. pylori) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the United States population and 45% of the population in Europe’s largest countries. This bacterium is recognized as the strongest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths globally. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring treatment effectiveness. During fiscal 2026, we received our first commercial order for hp+detect™ from one of the largest clinical laboratory chains operating across Europe. The initial order was for the United Kingdom market, where hp+detect™ received registration from the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) in February 2026.

STRATEGIC INITIATIVES AND COST MANAGEMENT

As part of our ongoing commitment to disciplined capital management, we continued to evaluate and prioritize our operating expenditures during fiscal 2026. These efforts included reducing research and development spending as certain development programs progressed toward commercialization, reallocating resources toward commercial, regulatory and reimbursement activities, managing working capital and maintaining disciplined capital expenditures. Total operating expenses increased approximately 1% during fiscal 2026 compared with fiscal 2025, while net cash used in operating activities improved by approximately 11%. In addition, we raised approximately $1,827,000 in net proceeds under our existing at-the-market (“ATM”) offering program during fiscal 2026, providing additional liquidity to support our operations. We continue to evaluate opportunities to manage costs, preserve liquidity and allocate resources toward initiatives that we believe have the greatest potential to create shareholder value.

OPERATIONS AND GLOBAL PRESENCE

Biomerica is headquartered in Irvine, California, where it centralizes administration, finance, regulatory compliance, product development, sales, marketing, customer service, and primary manufacturing operations. To enhance global competitiveness, we maintain manufacturing and assembly operations in Mexicali, Mexico, which support our manufacturing capacity and cost structure. Additionally, Biomerica operates BioEurope GmbH in Europe, which supports sales, distribution and other commercial activities in international markets.

Additional information about our products is available on our website at www.biomerica.com. The content on any website referred to in this Form 10-K is not a part of or incorporated by reference in this Form 10-K unless expressly noted. Our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K, Proxy Statements and all other filings we make with the Securities and Exchange Commission (“SEC”) are available on our website, free of charge, as soon as reasonably practicable after we file them with or furnish them to the SEC and are also available online at the SEC’s website at www.sec.gov.

PRODUCTION

Our diagnostic test kits are manufactured and/or assembled at our facilities in Irvine, California, and in Mexicali, Mexico. We established our manufacturing facility in Mexicali, Mexico, in fiscal 2003 and moved a significant portion of our diagnostic packaging and assembly operations to that facility.

Production of diagnostic tests can involve formulating component antibodies and antigens in specified concentrations, attaching a tracer to the antigen, filling components into vials, packaging and labeling. We continually engage in quality control procedures to help ensure the consistency and quality of our products and compliance with applicable FDA and international regulatory requirements.

Our manufacturing operations and facilities are regulated by the FDA quality system requirements applicable to medical device manufacturers. We have an internal quality department that monitors and evaluates product quality and output. We also have an internal Quality Systems department whose goal is to ensure that our operating procedures are in compliance with current FDA requirements, applicable CE marking requirements and International Organization for Standardization (“ISO”) standards. We either produce our own antibodies and antigens or purchase these materials from qualified vendors. We have alternate, approved sources for most critical raw materials and are working to procure alternate sources for the few for which alternate sources are not currently available. These manufacturing and quality capabilities also support our contract development and manufacturing activities.

MARKETS AND METHODS OF DISTRIBUTION

The majority of our revenues come from the sale of products we manufacture in the United States and Mexico, with certain raw materials sourced from the United States, Asia, and other regions. Our diagnostic business serves a diverse customer base that includes both domestic and international distributors, as well as hospitals, clinical laboratories, medical research institutions, pharmaceutical companies, drugstores, wholesalers, physicians’ offices, and e-commerce customers. A significant portion of our revenues are derived from international sales.

We employ a Director of International Sales, based in Germany, who has over 25 years of experience in diagnostics and life sciences. This individual’s international business experience and multilingual capabilities have facilitated strong relationships across Europe, Eastern Europe, the Middle East, Latin America, Canada, and the United States. We are also pursuing new opportunities through the addition of distributors and product lines in these regions.

We market our diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, and through a small internal sales team. The two primary markets we target are clinical laboratories and patient point-of-care testing.

Our net sales were approximately $4,453,000 for the fiscal year ended May 31, 2026, compared to $5,311,000 for the fiscal year ended May 31, 2025. For the fiscal years ended May 31, 2026, and 2025, we had one distributor each year that accounted for 31% of our net sales.

Total gross receivables were approximately $823,000 and $757,000 as of May 31, 2026 and 2025, respectively. As of those dates, three and four distributors accounted for approximately 59% and 69% of gross accounts receivable, respectively. Of the 59% concentration as of May 31, 2026, 34% was attributable to two distributors located in North America.

BACKLOG

As of May 31, 2026, and 2025, Biomerica’s backlog of unshipped orders was approximately $604,000 and $1,324,000, respectively. As of May 31, 2026, the majority of this backlog consisted of orders intended for shipment to Asia.

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

For the fiscal year ended May 31, 2026, purchases from one vendor accounted for approximately 12% of our total raw material procurement, primarily related to commodity plastic products. For the fiscal year ended May 31, 2025, purchases from one vendor accounted for approximately 12% of our total raw material procurement, also primarily related to commodity plastic products.

COMPETITION

We offer several proprietary products with notable competitive advantages, including our EZ Detect colon disease home test, Aware Breast Self-Exam product, inFoods® IBS product, and hp+detect™ for H. pylori detection.

Our competitors include divisions and subsidiaries of well-established medical and pharmaceutical companies that are much larger than Biomerica and expend substantially greater amounts for research and development, manufacturing, advertising, and marketing. We also provide contract development and manufacturing services, where we compete on the basis of technical capabilities, quality, pricing, service and project execution.

The competitive landscape for diagnostic products is shaped by several factors, including product uniqueness, technology, quality, performance, pricing, and service. We believe our competitive position is strengthened by the distinctiveness of our product offerings, the quality and speed of our test results, and our patent portfolio, despite our limited marketing resources.

GOVERNMENT REGULATION OF OUR DIAGNOSTIC BUSINESS

Our primary business consists of selling products that are generally legally defined as medical devices and in vitro diagnostic (“IVD”) medical devices. As a result, we are a manufacturer of medical devices and in vitro diagnostic medical devices, and as such, we are subject to the regulations issued and enforced by numerous governmental entities. These agencies include the FDA, Environmental Protection Agency, Federal Trade Commission, Occupational Safety and Health Administration, United States Department of Agriculture (“USDA”), and Consumer Product Safety Commission, as well as certain European Government agencies. Our activities are also regulated by various agencies of the states and localities in which our products are sold. These regulations govern the introduction of new IVD medical devices and other medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records, the reporting of potential product problems, and other related matters.

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

Pursuant to FDA requirements, we have registered our manufacturing facility with the FDA as a medical device manufacturer and listed the medical devices we manufacture. We are also subject to inspection on a routine basis for compliance with FDA regulations. This includes the Quality Management System Regulation (“QMSR”), which requires that we manufacture our products and maintain our documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing, and validation activities. Further, we are required to comply with other FDA requirements with respect to labeling and MDR regulations which requires that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our products, as well as any product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. We believe that we are currently in material compliance with all relevant QMSR and MDR requirements.

In addition, our facility is required to have a California Medical Device Manufacturing License. The license is not transferable and must be renewed biannually. Our current license is valid until November 19, 2026. Through compliance with FDA and California regulations, we can market some of our medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country where the product is sold. In Europe, the directives of the European Union (“EU”) require that a device has a CE Mark in order to be sold in EU countries. We comply with In Vitro Diagnostic Medical Devices Directive (“IVDD”) 98/79/EC, Medical Devices Regulation (EU) 2017/745 MDR and In Vitro Diagnostic Medical Devices Regulation (EU) 2017/746) (“IVDR”). We also comply with ISO 13485:2016 Medical Devices Quality Management Systems – Requirements for Regulatory Purposes and EN ISO 14971:2019 Medical devices – Application of Risk Management to Medical Devices.

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

The designing, development, manufacturing, marketing, post-market surveillance, distribution, advertising, and labeling of our immunoassay IVD medical device products are subject to regulation in the United States by the Center for Devices and Radiological Health of the FDA and state agencies. FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require these products to be manufactured in accordance with the FDA’s current Good Manufacturing Practice (“cGMP”) regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA enforces these requirements by inspection and post-market surveillance. The last FDA-announced inspection was in May 2024 and no observations were noted. We believe that all our products sold in the United States comply with the FDA and applicable state regulations.

We are a FDA-regulated and ISO 13485:2016-certified IVD Medical Devices company. Our goal is to provide high quality medical diagnostic products that generally meet or exceed customer requirements and comply with all applicable regulatory requirements: FDA 21 CFR Part 820 Quality Management System Regulation, ISO 13485:2016/A11:2021, Medical Devices Quality Management Systems – Requirements for Regulatory Purposes, In Vitro Diagnostic Medical Devices Directive 98/79/EC IVDD, Medical Device Regulation (EU) 2017/745 and In Vitro Diagnostic Medical Devices Regulation (EU) 2017/746) IVDR, Guidelines related to Medical Devices Directive/Regulation Guidance on CE Marking, among others. We involve our employees in a continuous improvement process to increase productivity, improve quality, and maintain the suitability, adequacy, and effectiveness of our quality management system.

The IVDR (EU) 2017/746 was effective on May 26, 2022. Manufacturers need to update their technical documentation and processes to meet the more stringent regulatory requirements of the European Union. Notified Bodies can begin certifying devices to the new IVDR requirements once they have been designated under IVDR by their Competent Authority. Our Notified Body is officially designated under the IVDR and listed in the European Commission NANDO database since August 19, 2021. We are working closely with our Notified Body to update our technical documentation to comply with these more stringent IVDR requirements. We received 1st IVDR Certificate (IVDR_40108 rev. 0) on January 13, 2025 for the scope of “In Vitro Diagnostic Medical Devices: Reagent Test Kits intended to be used for the screening of Intolerances.”

Per IVDR 2017/746 Amendment Regulation (EU) 2022/112, and published proposal 2024/0021 (COD), devices with a CE certificate that was issued in accordance with IVDD may be placed on the market or put into service until December 31, 2027, providing a formal application to the notified body has been made by May 26, 2026.

In accordance with these requirements, we submitted the IVDR Technical Documentation and made a formal application to our Notified Body for our Self-Testing Rapid Test products (Class B and Class C) prior to May 26, 2025. For our ELISA Professional products (Class B), we plan to submit the IVDR Technical Documentation and make the corresponding formal application to the Notified Body prior to May 26, 2027.

Per IVDR 2017/746 Amendment Regulation (EU) 2022/112, and published proposal 2024/0021 (COD), devices without a CE certificate that was issued in accordance with IVDD, for which a declaration of conformity was drawn up prior to May 26, 2022, per IVDD and for which the conformity assessment procedure pursuant to IVDR requires the involvement of a Notified Body, may be placed on the market, or put into service until the following dates. We also have until the following dates to update the technical documentation and processes to meet these regulatory requirements of IVDR 2017/746 providing a formal application to the notified body has been made:

(1)	December 31, 2027, for Class D devices, formal application to notified body by May 26, 2025;
(2)	December 31, 2028, for Class C devices, formal application to notified body by May 26, 2026. Our Class C Self-Testing Rapid Test products meet this requirement through submission prior to May 26, 2025;
(3)	December 31, 2029, for Class B devices, formal application to notified body by May 26, 2027; Our Class B Self-Testing Rapid Test products were submitted prior to May 26, 2025, and our Class B ELISA Professional products are planned for submission prior to May 26, 2027; and
(4)	December 31, 2029, for Class A devices placed on the market in sterile condition, formal application to notified body by May 26, 2027.

We continue to update our technical documentation, quality management system, and associated processes to ensure compliance with the requirements of IVDR (EU) 2017/746 within the applicable transition timelines.

SEASONALITY OF BUSINESS

Our business has not been subject to significant seasonal fluctuations.

INTERNATIONAL BUSINESS

The following table sets forth the dollar volume of revenue attributable to sales to domestic customers and foreign customers during our last two fiscal years:

	For The Year Ended May 31,
	2026		2025
Revenues from sales to unaffiliated customers:
North America	$1,466,000	33%	$1,658,000	31%
Asia	1,409,000	32%	1,718,000	32%
Europe	1,117,000	25%	1,297,000	24%
Middle East	446,000	10%	630,000	12%
South America	15,000	0%	8,000	0%
Total	$4,453,000		$5,311,000

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

Each country has its own licensing requirements for diagnostic products, which can differ considerably from the United States regulations and may change unexpectedly. Currently, our international sales rely on 38 independent distributors across around 30 countries. These diverse factors contribute to the complexities and uncertainties associated with our international business operations.

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

LICENSE OF THIRD-PARTY INTELLECTUAL PROPERTY

On occasion, we have in-licensed both exclusive and non-exclusive rights to trade secrets, intellectual property, and patents owned by third parties. These license agreements typically require royalties and other payments, or are use by us to perform contract work for others.

We have a royalty agreement in which we obtained rights to manufacture and market an Adrenocorticotropic Hormone test (“ACTH test”) (used to detect chronic metabolic conditions). Royalty expenses of approximately $7,000, respectively, are included in cost of sales for this agreement for the fiscal years ended May 31, 2026 and 2025. Sales of products manufactured under this agreement are not material to total sales for the fiscal years ended May 31, 2026 and 2025. We may license other products or technology in the future as it is deemed necessary or opportunistic for conducting business.

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

PATENTS AND INFOODS TECHNOLOGY

We have filed dozens of international patent applications and applications under the Patent Cooperation Treaty (“PCT”) and have multiple provisional and patent applications pending with the USPTO. A substantial portion of our issued and pending patents relate to the inFoods® technology platform.

Our most important family of patent applications pertains to our inFoods® technology platform, which is a method of diagnosing and treating symptoms of many different inflammatory diseases. Our first product launch using this technology is the inFoods® IBS product which is designed to diagnose and treat IBS. Using a patient blood sample, a physician or lab can run our test to identify specific foods (e.g., pork, milk, onions, sugar, chickpeas) that, if eliminated from an IBS patient’s diet, can alleviate or reduce the individual’s IBS symptoms, including, but not limited to, constipation, diarrhea, bloating, cramping, severe pain, and indigestion. We have filed many patent applications with the USPTO and with other such similar agencies in other countries outside of the United States pertaining to this inFoods® technology. These patent applications include claims that address the diagnosis and treatment of several disease states including IBS, functional dyspepsia, Crohn’s disease, ulcerative colitis, gastroesophageal reflux disease, osteoarthritis, psoriasis, migraine headaches, and depression. The first inFoods® IBS patents filed by us pertained to IBS. Several of these patents pertaining to the inFoods® technology have been issued and others are in active review and prosecution.

In August 2018, we received our first patent pertaining to the inFoods® technology platform from the Korean Intellectual Property Office, covering IBS. Since then, we have been granted a total of 36 patents. The USPTO has issued two patents with claims relating to our inFoods® technology for testing and treating patients with IBS. Patents relating to IBS have also been issued in Australia, Canada (two patents), Japan (three patents), Korea (three patents), Mexico, Panama, Peru and Singapore, covering our inFoods® technology. Additional patent applications pertaining to the inFoods® IBS product are in prosecution and review at the USPTO and with the patent issuance authorities in other countries.

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

In addition to our inFoods® IBS related issued patents, we have also been issued inFoods® technology patents pertaining to the following diseases in the following jurisdictions:

●	Attention Deficit Disorder (“ADD”) and Attention Deficit Hyperactivity Disorder (“ADHD”): Australia, European Patent Office (EP), Unitary Patent (“UP”), Japan, and Mexico.
●	Crohn’s Disease: Mexico, EP, United Kingdom (UK), UP
●	GERD Disease: Australia, EP, UP, UK
●	Migraine Disease: Japan, EP, UK and UP
●	Osteoarthritis Disease: Mexico, Japan
●	Psoriasis Disease: AU, EP, UK, UP
●	Psychological depression: US, EP, Japan, Mexico, UK, UP
●	Ulcerative Colitis: EP, Japan, UK, UP
●	IT based food monitoring and elimination technology: Japan

Due to the high cost of prosecuting new patents, and maintaining issued patents, we have begun to abandon certain patent applications in select countries, as these applications have been deemed less strategic to the Company’s future business plan. These actions have significantly lowered ongoing intellectual property related legal expenses.

We believe the claims in our currently issued inFoods® IBS patents and claims in our pending patents that protect the use of the inFoods® technology to diagnose and treat various other diseases, provide us with certain protections from other companies making or selling competing products in this highly disruptive new field of medicine.

In addition to the use of our own patents, we have been granted from third parties the rights to use, manufacture and sell certain products that are protected by patents or other intellectual property owned by these third parties. In some cases, royalties are paid on the sales of these products. In other cases, we generate revenues from others by manufacturing on their behalf, the products that are covered by their intellectual property. We anticipate that we will license or purchase the rights to other products or technologies in the future.

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

EMPLOYEES

As of May 31, 2026 and 2025, we employed a total of 50 and 54 employees, respectively, in the United States, Mexico, UK and Germany, of which 50 and 53 were full-time employees, respectively.

We engage a range of external experts. including Ph.D.’s, M.D.’s, and other industry specialists, as well as medical institutions, to support various aspects of our operations. These services include technical support, regulatory guidance, marketing and public relations, financial advisory, and contract product development and manufacturing. To safeguard our proprietary information and intellectual property, we implement confidentiality agreements, intellectual property ownership clauses, and indemnification provisions with these external parties. Despite these measures, we cannot guarantee complete protection against third-party claims or potential intellectual property theft.

CORPORATE HISTORY

Biomerica, Inc. is a Delaware corporation. We operate through two wholly owned subsidiaries: Biomerica de Mexico, which serves as an assembly and manufacturing facility, and BioEurope GmbH, which functions as a distributor of our products in international markets.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations, and future prospects, in which event the market price of our Common Stock could decline, and you could lose part or all of your investment. The risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties, refer to “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from our anticipated results as a result of a number of factors, including the risks described below.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and negative cash flows from operations.

We have a history of operating losses and negative cash flows from operations, and there is no guarantee that we will achieve profitability or positive cash flows in the future. Our ability to generate net profits and maintain positive cash flows is uncertain. Failure to achieve or sustain profitability or positive cash flows could result in a decline in the value of our common stock and may necessitate seeking additional funding under potentially unfavorable conditions.

Although our financial statements have been prepared on a going concern basis, our current level of cash and cash equivalents is not sufficient to meet our operating plans for the next 12 months, raising substantial doubt regarding our ability to continue as a going concern.

Our financial statements as of May 31, 2026, have been prepared under the assumption that we will continue as a going concern. Despite our financing activities, we continue to experience recurring losses and negative cash flows from operations. Based on our current operating plan, we believe that our existing cash and cash equivalents will be insufficient to fund our operations and meet our obligations for the next twelve months from the issuance date of our financial statements. Our independent registered public accounting firm’s report on our consolidated financial statements includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Our operating results may fluctuate adversely as a result of many factors that are outside our control, which could adversely affect our business and the market price of our common stock.

Our operating results are subject to fluctuations due to factors outside our control, which may adversely affect our business, financial condition, results of operations and stock price. Key factors include:

●	Regulatory Clearances: Delays or issues with obtaining or maintaining required regulatory clearances, approvals, or registrations in the United States, Europe, and other markets.
●	Regulatory Compliance: Challenges in meeting compliance requirements in various jurisdictions.
●	Competition: Introduction of superior or lower-priced products by competitors could impact our market share.
●	Reimbursement Changes: Alterations in reimbursement systems and/or reduction or elimination in reimbursement amounts could affect product usage decisions.
●	Economic Conditions: Economic downturns, changes in healthcare spending, reduced consumer demand, inflation, and currency fluctuations.
●	Legal and Regulatory Changes: New or amended laws and regulations affecting our business operations.
●	Market Penetration: Lower than expected adoption of new or recently introduced products.
●	Distributor Dynamics: Variability in distributor inventory levels, buying patterns, and overall performance.
●	International Trade and Geopolitical Risks: Changes in tariffs, international trade policies, trade regulations, wars, political instability, supply-chain disruptions, or logistical constraints could increase the cost of, or delay the availability of, materials and components used in our manufacturing processes and could adversely affect our ability to sell finished products in international markets.
●	Healthcare Market Changes: Consolidation in our customer base or shifts in the healthcare market landscape.

Fluctuations in our operating results, for any reason, could cause increased operating losses as a result of significant fixed expenses.

We base the scope of our operations and related expenses on our estimates of future revenues. A significant portion of our operating expenses are fixed, and we may not be able to rapidly adjust our expenses if our revenues fall short of our expectations. Our revenue estimates for future periods are based, among other factors, on estimated end-user demand for our products. If end-user consumption is less than estimated, revenues from our distribution partners and other distribution channels could fall short of expectations, and because such a significant portion of our costs is fixed, such revenue shortfalls could result in operating losses.

Our revenues have declined, and there is no assurance that we will reverse this trend.

Our net sales decreased from approximately $5,311,000 in fiscal 2025 to approximately $4,453,000 in fiscal 2026, a decline of approximately 16%. This decline was driven in part by distributor ordering patterns and the timing of international shipments. We cannot assure you that our revenues will stabilize or increase in future periods. Continued revenue declines could increase our operating losses, accelerate our use of cash, and increase our dependence on external financing, any of which could materially adversely affect our business, financial condition, and results of operations.

To remain competitive, we must continue to develop, obtain, and protect our proprietary technologies and intellectual property rights; otherwise, we may lose market share or need to reduce prices as a result of competitors selling technologically superior products that compete with our products or selling products at lower prices.

Our ability to compete successfully in the diagnostic market depends on the continued development and introduction of new products, technology, and the improvement of existing products and technologies. If we cannot continue to improve upon or develop, obtain, and protect our proprietary technologies and intellectual property rights, our operating results could be adversely affected.

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

Our operations could be adversely affected if our operating results do not correspondingly increase with our increased expenditures or if our technology, product, and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new technologies or products and develop new markets could have a material adverse effect on our business and prospects.

We are required to obtain and maintain applicable governmental or regulatory clearances, approvals, registrations or certifications in many countries and regions to sell our products in those countries or regions. There is no assurance that we will be able to obtain or maintain such regulatory authorizations in the future. This includes the risk that certain of our products may not satisfy applicable EU IVDR testing and documentation requirements as described in the “Research and Development” section of this Annual Report.

Significant government regulation exists in countries in which we conduct business. A large part of our sales is to distributors in Europe, China, and other countries, which require us to maintain certain certifications or other regulatory authorizations to sell our products. Failure to comply with current governmental regulations and quality assurance guidelines could cause the loss of these certifications, which could materially adversely affect our results of operations. Loss of certifications could lead to temporary manufacturing shutdowns, product recalls, product shortages, or delays in product manufacturing and a decline in sales. Also, evolving EU IVDR requirements may increase compliance costs and extend certification timelines, which could limit or delay our ability to market certain products in the EU.

We maintain a manufacturing plant in Mexico which presents risks to us including risks associated with doing business outside the United States.

We operate a significant manufacturing facility in Mexico through our subsidiary, Biomerica de Mexico. This international presence introduces a range of risks, including exposure to local economic and political conditions. Factors such as social unrest, potential terrorism, export and import restrictions, and fluctuations in currency exchange rates could impact our operations. Additionally, there is a risk of labor shortages or increased labor costs, which could affect our manufacturing capabilities. These factors could lead to unforeseen costs and disruptions, and could have a material adverse effect our business, financial results, and operational stability.

We use hazardous materials in our research and production that may result in unexpected and substantial claims against us relating to handling, storage, or disposal.

Our research and production processes involve the use of hazardous materials, which present inherent risks. Despite rigorous safety protocols, the possibility of accidental contamination or injury cannot be entirely eliminated. In the event of an accident, we could face significant liability for harm or damage, potentially exceeding our financial resources. Compliance with environmental regulations also entails substantial costs.

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

Our net sales were approximately $4,453,000 for the fiscal year ended May 31, 2026, compared to $5,311,000 for the fiscal year ended May 31, 2025. For each of the fiscal years ended May 31, 2026 and 2025, our largest distributor accounted for 31% of our net sales.

Total gross receivables as of May 31, 2026, and 2025 were approximately $823,000 and $757,000, respectively. As of May 31, 2026 and 2025, we had three and four distributors, respectively, that accounted for a total of 59% and 69% of gross accounts receivable, respectively. Of the 59% as of May 31, 2026, 34% was owed by two distributors in North America. Any adverse changes in our relationships with key distributors, or adverse issues related to their financial condition, performance, or purchasing patterns, could have a significant impact on our sales and overall financial results. The loss of a key distributor, or the failure of our direct distribution efforts, could further exacerbate these challenges and adversely affect our business.

We face risks relating to our international sales, including inherent economic, political, and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.

A significant amount of our products are sold internationally, with substantial sales to distributors in Asia and Europe. We rely on distributor organizations and sales agents to market and sell our products abroad, which exposes us to various international risks, including:

●	Compliance Challenges: We must adhere to diverse and evolving registration requirements, which can be controlled by distributors, complicating transitions and limiting our ability to benefit from product registrations.
●	Regulatory Risks: We must comply with complex foreign and the United States laws and regulations, such as import/export limitations, the Foreign Corrupt Practices Act, and local laws in each market.
●	Tariffs and Trade Barriers: As we expand into new countries and regions, we face changing tariffs and trade barriers, including changes in trade policies involving China and other significant international markets, which could increase costs, delay shipments, reduce demand or otherwise adversely affect our sales.
●	Currency Exchange Fluctuations: Our international sales are subject to currency risks, as changes in the values of foreign currencies relative to the United States dollar can make our products more expensive and negatively impact sales.
●	Payment and Pricing Challenges: We encounter longer payment cycles, generally lower average selling prices, and greater difficulty in collecting accounts receivable.
●	Legal Enforceability: We may lack the ability to enforce receivables collections contracts in foreign legal systems.
●	Intellectual Property Risks: There is often reduced protection for, and enforcement of, intellectual property rights in foreign markets.
●	Political and Economic Instability: We are exposed to political and economic instability in regions where we currently sell or plan to expand our product sales.
●	Tax Consequences: We face complex and potentially adverse tax implications in different jurisdictions.
●	Product Diversion: Products sold internationally at lower prices may be diverted back to the United States, affecting our domestic sales.

Most of our international sales are negotiated and paid in United States dollars. However, currency risks remain, as fluctuations in foreign exchange rates can make our products comparatively more expensive. These exchange rate changes, along with general economic conditions in international markets, could negatively impact our sales. To maintain competitive pricing, we may need to offer discounts or reduce prices, leading to lower margins on international sales. Continued changes in the values of the Euro, the Mexican peso, and other foreign currencies could adversely affect our business, financial condition, and results of operations.

We also have supply agreements with foreign vendors that involve sharing foreign currency exchange fluctuation risks. We may enter into similar arrangements in the future.

A significant portion of our revenues comes from sales to our distribution partner in China. Political tensions between the United States and China, including potential sanctions, export controls, tariff escalations, or retaliatory trade measures, could disrupt or reduce our sales in the Chinese market, posing a substantial risk to our business, financial condition, and results of operations.

Tariffs and trade dynamics may affect order timing.

In certain markets, tariff changes and related trade uncertainties contributed to extended lead times, rescheduled shipments, and cancellation of orders from foreign vendors or end customers, which affected the total revenues and the timing of revenue recognition for certain international orders.

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

Our business strategy contemplates growth in revenues, including scaling up our operational systems and entering new geographical markets, including those outside the United States. This growth strategy could place additional demands on our limited employee and executive staff, potentially diverting their focus from core business activities. Furthermore, managing growth may strain our operational, financial, and management information systems.

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

Advances in artificial intelligence and competing diagnostic technologies could reduce demand for our products.

The diagnostic industry is experiencing technological change, including the development of artificial intelligence (“AI”) and machine learning-enabled diagnostic development. The regulatory frameworks for AI-enabled diagnostics are evolving, and competitors with greater resources may be better positioned to navigate these requirements. If we are unable to adapt our product offerings or develop competitive technologies in response to these advances, demand for our products could decline, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We rely on intellectual property for the current products we sell and for the new products in research, development, and in clinical trials. While we try to protect our intellectual property with confidentiality agreements and internal policies, we still face risks that our intellectual property will be stolen or otherwise misappropriated, by parties inside or outside of the United States. Further, we have filed many patents around the world on much of the research and development done by us, and the proposed products to come from this research. Some of these filed patents are still under review and have not yet been allowed or issued. Our existing patent claims, along with any future issued patent claims may prove to be inadequate to protect us from competitors developing similar products or copying our products. Finally, there are a great number of issued patents owned by others that pertain to the product categories in which we operate. While we do not know of any patents with claims that we are violating by manufacturing or selling our current products, there is a risk that certain third-party patents will come to our attention that prohibit us from selling our products or that require us to pay royalty payments. Such third-party claims could have a material negative impact on us. Any of these intellectual property-related risks could cause material damage to our future revenues and to the long-term value of our enterprise.

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

Some of the products that we manufacture, sell, or use may be covered by claims in issued patents held by other persons or entities, and as such, upon notice from such persons or entity, we may be required to pay a license fee or may be required to cease all manufacture, sale, or use of such products, which could negatively impact our financial results or operations. We cannot guarantee that such claims will not be made in the future.

We need to continue to raise additional funds to finance our future capital or operating needs, which could have adverse consequences on our operations and the interests of our stockholders.

Although we currently generate revenue, our company is operating at a loss due to significant costs from the early stage commercialization of our newly developed products along with ongoing investments in research and development. To sustain and advance our business strategy, we must continue to raise additional funds to meet our capital and operating needs. This often involves seeking public or private debt or issuing equity. Raising funds through equity can dilute the interests of our existing stockholders.

The availability of capital, whether raised through debt or equity, is subject to fluctuations based on our financial condition and general market or industry conditions. There may be periods when private capital markets or public debt and equity markets lack liquidity, or when we are unable to sell our securities at favorable prices. In such scenarios, accessing capital on favorable terms will be challenging.

Failure to secure adequate funding could force us to delay, reduce, or even eliminate certain development programs or commercialization efforts. The costs associated with development projects and regulatory approvals can be unpredictable and may exceed our initial estimates. As our current operations are insufficient to cover these unexpected costs, this could adversely impact our ability to execute our business strategy and achieve our long-term goals, and could ultimately require us to curtail or cease operations.

Our business and products are highly regulated by various governmental agencies. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, the loss of previously received approvals, or other changes to the existing laws and regulations that adversely impact our ability to manufacture and market our products.

The testing, manufacturing, and sale of our products are subject to regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. Our future performance depends on, among other matters, if, when, and at what cost we will receive regulatory approval for certain new products, and if we can continue to comply with the many regulatory requirements that enable us to manufacture and sell medical related products and tests. Regulatory review can be a lengthy, expensive, and uncertain process, making the timing and costs of clearances and approvals difficult to predict. Meeting all regulatory requirements, laws and mandates, and maintaining compliance with such in order to manufacture and sell medical products can be difficult and expensive. Our results of operations and our viability would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, the loss of previously received approvals or clearances, the placement of limits on the marketing and use of our products, and restrictions on our ability to manufacture our products.

Changes in government policy could adversely affect our business and potential profitability.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include tariffs, embargos, trade wars, modifications to existing legislation, such as United States tax policy, or entirely new legislation, such as the Affordable Care Act in the United States. We cannot predict the many ways that healthcare reform in the United States and internationally, and changing trade legislation and policies could adversely affect our business. It is unclear whether and to what extent, if at all, other anticipated developments, including changes due to new presidential administration priorities, or changes resulting from healthcare reform, such as a change in the number of people with health insurance, may impact us.

We are subject to numerous government regulations in addition to FDA regulations, and compliance with laws, including changed or new laws, could increase our costs and adversely affect our operations. There is also the risk that our facilities could fail to get the proper licensing at our next inspection or renewal.

In addition to FDA and other regulations referred to above, numerous laws relating to such matters as safe working conditions, manufacturing practices, data privacy, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws or their interpretation change or new laws regulating any of our businesses are adopted, the costs of compliance with these laws could substantially increase our overall costs. Failure to comply with any new or existing laws, including laws regulating the manufacture and marketing of our products, could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry and our products. To the extent the costs and procedures associated with meeting existing, new, or changing requirements are substantial, our business, results of operations and financial condition could be adversely affected.

Our total revenue could be affected by third-party reimbursement policies and potential cost constraints.

The end users of our products are physicians, labs, other healthcare providers and direct consumers. In the United States, healthcare providers, such as hospitals and physicians, that purchase diagnostic products generally rely on third-party payers, principally private health insurance plans, Medicare, and Medicaid, to reimburse all or part of the cost of the procedure. The growth needed in the sales of our products would be adversely impacted if physicians and other healthcare providers do not receive adequate reimbursement for the cost of our products by their patients’ third-party payers both in the United States and in foreign markets. Our total revenue could also be adversely affected by changes or trends in reimbursement policies of governmental or private healthcare payers. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation, or reimbursement policies of third-party payers may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis. With respect to our inFoods® IBS product, the Centers for Medicare & Medicaid Services has established a national Medicare payment rate of $300 under the Clinical Laboratory Fee Schedule for claims with dates of service beginning January 1, 2026. Medicare payment rates under the Clinical Laboratory Fee Schedule are subject to future adjustment. Further, the establishment of a payment rate does not guarantee coverage, utilization, or payment. If we are unable to obtain or maintain adequate Medicare or other third-party payer coverage and reimbursement for, adoption and utilization of the inFoods® IBS product, future projected revenues from this product could be adversely affected, which would have a material adverse effect on our operations and our viability.

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

A claim of a defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise, which could result in substantial legal and settlement costs. Further, a claim that one of our products is defective or does not actually meet the performance criteria we claim in our marketing materials, could require a product recall or otherwise have a substantial impact on our revenues and financial performance. Any substantial underinsured cost or loss resulting from such a claim or defect would have a material adverse effect on our operating results and financial condition and the damage to our reputation or product lines in the industry could have a material adverse effect on our business.

We are exposed to business risks which, if not covered by insurance, could have an adverse effect on our results of operations. We face potential product liability exposure, and, if claims brought against us are successful, we could incur substantial liabilities.

We face a number of business risks, including exposure to product liability claims, employment law claims, claims that we or our officers, directors or employees have engaged in illegal or wrongful acts, claims of violation of environmental laws, and many other possible claims. Although we maintain insurance for a number of these risks, we may face claims for types of damages, or for amounts of damages, that are not covered by our insurance. For example, although we currently carry product liability insurance for liability losses, there is a risk that product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect or may not be renewed at all. Further, we do not currently have insurance against many environmental and other risks we confront in our business. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, that claim could have a material adverse effect on our results of operations.

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

We rely on third-party contract research organizations (“CROs”), universities or/clinical sites collectively, (“Clinical Research Partners”), to coordinate, monitor and conduct of our clinical trials and to manage, analyze, and interpret data for our clinical programs. We, and our Clinical Research Partners, are required to comply with current Good Clinical Practices (“GCPs”), regulations, and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our Clinical Research Partners and at our clinical sites to confirm compliance with these requirements. In the future, if we, our Clinical Research Partners or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. If our Clinical Research Partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Despite our and our third party partners’ implementation of security measures, information technology systems remain vulnerable to damage from various sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism, and natural disasters. Moreover, despite network security and backup measures, some of our servers and those of our third party partners may still be susceptible to physical or electronic break-ins, computer viruses, and similar disruptive issues. Cyber-attacks could result in the loss of vital company documentation and data, disclosure of confidential client and customer information or disclosure of other confidential third-party documents held by us, essential for our operations.

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

There is also a risk that our measures and those of our third-party vendors and partners to protect our systems from cyber-attacks may not be sufficient to prevent attacks by new sources and methods.

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

Future sales by us of a substantial number of shares of our common stock in the public market to raise needed capital, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, (the “Shelf Registration Statement”), which was declared effective on September 29, 2023, to replace the expiring “shelf” registration statement on Form S-3 that was filed on July 21, 2020, as amended on September 20, 2020, allowing us to issue up to $20,000,000 in shares of our common stock from time to time.

On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement with the SEC to facilitate the sale of up to $5,500,000 in common stock through at-the-market (“ATM”) offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). We have sold shares under the 2024 ATM Offering and may continue to do so the extent the applicable registration statement and prospectus supplement remain effective and available for use.

The issuance of additional shares of our common stock, or other securities, could dilute our existing stockholders’ ownership interests, potentially depress the market price of our common stock, and impair our ability to raise capital through future equity sales. In June 2026, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 25,000,000 to 300,000,000, significantly increasing the number of shares that may be available for future issuance. The size and impact of future issuances on the market price of our common stock cannot be predicted. Future issuances could result in substantial dilution to existing stockholders.

We also have a number of stockholders who own large blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of shares of our common stock could be negatively affected.

In order to obtain additional capital to fund our operations, we may need to issue preferred stock, warrants, convertible debt or other financial instruments that could have liquidation priority, requirements for interest or dividend payments, or other rights and that could be detrimental to existing shareholders’ return on their investment in the Company.

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

The stock market can experience significant price and volume fluctuations that are unrelated to the operating performance of individual companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, our common stock has historically been volatile and may continue to be unpredictable in the future. Factors that could cause fluctuations in our stock price include, but are not limited to:

●	Announcements by us or our competitors concerning technological innovations or new product introductions.
●	Regulatory actions or changes, including those by the FDA, SEC, or international regulatory bodies.
●	Developments or disputes related to patents or intellectual property rights.
●	Failure to meet current or future regulatory requirements necessary to remain listed on the Nasdaq Capital Market.
●	Failure to meet the expectations of stock market analysts and investors.
●	Reporting material weaknesses in our internal controls.
●	Changes in stock market analyst recommendations or financial estimates regarding our common stock.
●	Shifts in healthcare policy in the United States or other countries.
●	Lawsuits or liability claims from shareholders or other parties.
●	Legal disputes of all kinds or other significant litigation.
●	Possible recalls of our products or reports of false positive/negative results.
●	Sales of our common stock or other securities by us or our stockholders.
●	Changes in trading volume of our common stock.
●	Variations in quarterly operating results, whether actual or anticipated.
●	Publication of research reports about us or our industry, or changes in securities analysts’ recommendations.
●	Effects of natural or man-made catastrophic events, including widespread health epidemics.
●	General stock market conditions and other factors unrelated to our operating performance.
●	Volatility and disruptions in capital and credit markets due to economic conditions such as rising inflation and interest rates.
●	Geopolitical events, such as wars, tariffs or political unrest, that impact the markets in which we operate.
●	Changes in the macroeconomic environment that affect market conditions.

Additionally, due to the limited trading volume of our common stock, substantial sales of our stock could adversely impact its market price. While our common stock has been traded on the Nasdaq Capital Market since August 26, 2016, liquidity may be limited, and it could be challenging to liquidate large positions without adversely affecting the stock price.

Nasdaq’s recently adopted minimum Market Value of Listed Securities requirement of $5 million could result in the suspension and delisting of our common stock from Nasdaq.

On July 22, 2026, the SEC approved a new Nasdaq rule (Listing Rules 5450(a)(3) and 5550(a)(6)) requiring companies listed on the Nasdaq Global Market and Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million. Under the new rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination, and trading in the Company’s securities will be immediately suspended without any cure or compliance period. This represents a significant departure from Nasdaq’s traditional approach to continued listing deficiencies, which typically provides issuers with compliance periods to regain compliance while remaining listed. Although a Nasdaq Hearings Panel may, in its discretion, grant an exception of up to 180 calendar days from the Staff Delisting Determination if a company demonstrates that it can satisfy Nasdaq’s initial listing standards, such relief is discretionary, and the suspension from Nasdaq trading is not automatically stayed during any appeal. On July 29, 2026, the new Nasdaq rule was automatically stayed pending further action by the Commission. While the temporary stay delays the rule’s effectiveness, it does not alter the SEC’s approval of the new continued listing standard.

As of the date of this Annual Report, our MVLS may be at or near levels that could implicate this new requirement. Given our current stock price and the number of shares of our common stock outstanding, a sustained decline in our stock price or other adverse market conditions could cause our MVLS to fall below $5 million for 30 consecutive business days, triggering an immediate suspension and delisting from Nasdaq. A delisting under this rule would have the same adverse consequences described above, including reduced liquidity, limited market quotations, diminished analyst coverage, and impaired ability to raise capital. Moreover, the lack of a cure period under this rule means that we would have limited time and recourse to address any such deficiency, and any appeal to a Hearings Panel would require us to demonstrate compliance with Nasdaq’s more stringent initial listing standards.

Our ability to use our net operating loss carry forwards in the future may be subject to limitation.

Although we have Federal income tax net operating loss carryforwards of approximately $32,381,000 and California state income tax net operating loss carryforwards of approximately $30,381,000, as of May 31, 2026, use of these loss carryforwards will depend on future taxable income and may be subject to limitations and applicable expiration provisions.

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

Our cybersecurity threat risk management processes include the following, among others:

●	We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management particularly since we utilize a third-party IT managed services vendor. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department and our IT managed services to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

●	Our IT managed services vendor implements and maintains various technical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: information security policies, network and device security, encryption standards, incident response plans, disaster recovery plans, risk management, vulnerability detection as well as security tools such as firewalls, malware protection tools, secure authentication tools, centralized logging and monitoring tools, threat intelligence tools, and data protection tools.

●	We maintain continuous oversight through regular monitoring, which includes annual evaluations of Service Organization Control (“SOC”) reports for our providers and the implementation of additional complementary controls as needed. This proactive approach is designed to mitigate risks related to data breaches or other security incidents that could originate from third-party interactions.

The Board of Directors oversees cybersecurity risk management, including the practices that management implements to prevent, detect and address risks from cybersecurity threats. The Board of Directors receives regular quarterly briefings on cybersecurity risks including any cybersecurity incidents or threats that may occur or have occurred from the Principal Financial Officer (“PFO”).   The Board of Directors will also promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates regarding the same.

For a description of the risks from cybersecurity threats that may materially affect us and how those risks may affect us see “Failures in our information technology and storage systems or data security breaches could significantly disrupt our business or force us to expend excessive costs” under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

On May 31, 2026, we had approximately 22,000 square feet of floor space at our corporate headquarters in Irvine, California, which we have been leasing since 2009. The initial lease term extended through August 31, 2026 and included an additional five-year extension option.

In May 2026, we exercised the additional five-year extension option and entered into a lease extension agreement with the landlord, extending the lease for an additional five-year term from September 1, 2026 through August 31, 2031. The monthly base rent under the extended lease is approximately $28,400. The security deposit is approximately $22,000.

In November 2016, our Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space located in Mexicali, Mexico. We have one 10-year option to renew at the end of the initial lease period. As of May 31, 2026, management determined that exercise of the renewal option was reasonably certain, and we intend to continue to occupy the facility following expiration of the initial lease term. As of the date of this Annual Report, documentation formalizing the renewal had not yet been executed with the landlord. The current rent is approximately $4,300 per month. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, we lease a small office in Lindau, Germany on a month-to-month basis, which serves as the headquarters of BioEurope GmbH, our German subsidiary.

We believe our space is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of May 31, 2026, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods. Nonetheless, based on current information, management believes these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market stock exchange under the symbol BMRA.

Holders

As of August 31, 2026, the number of holders of record of Biomerica’s common stock was approximately 735, excluding stock held in street name. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock as most of our common stock is held in street name at securities brokerage firms.

Dividends

We have not paid any cash dividends on our common stock in the past and do not plan to pay any cash dividends on its common stock in the foreseeable future. We intend, for the foreseeable future, to retain any earnings to finance the continued operation and expansion of our business.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2026.

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

OVERVIEW

We are a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal, or fecal material from patients to aid in the diagnosis of diseases, food intolerances, and other medical conditions. These tests detect and measure the presence and levels of specific bacteria, hormones, antibodies, antigens and other substances that may exist in the human body at extremely low concentrations. Our products are designed to enhance patient outcomes and well-being while reducing total healthcare costs.

We sell our portfolio of diagnostic products worldwide, primarily to clinical laboratories and in point-of-care settings, including physicians’ offices and over-the-counter channels. We also provide contract development and manufacturing services to third parties that utilize the technology underlying our products. In addition, we are commercializing our inFoods® IBS product through physician-directed and laboratory-based channels, including third-party reimbursement pathways. Most of our products carry a Conformité Européenne (“CE”) marking and/or are registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the United States Food and Drug Administration (“FDA”) for sale in the United States.

Technological advances in medical diagnostics have enabled diagnostic tests to be performed not only in clinical laboratories but also at home and at the point-of-care in physicians’ offices. We strive to develop and market diagnostic products that are accurate, utilize easily obtained patient specimens and, where appropriate, can be performed without complex instrumentation. Our home use (over-the-counter) and professional use (physicians’ office, clinics, etc.) rapid diagnostic test products help manage existing medical conditions and may save lives through early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe our rapid point-of-care tests, when properly used, can be as accurate as laboratory tests.

We invest resources in the research and development of new diagnostic products and technologies designed to address a range of medical conditions and unmet clinical needs. Our research and development activities include the development and optimization of immunoassays, enzyme-linked immunosorbent assays (“ELISAs”), rapid diagnostic tests, and related diagnostic technologies. These products are either internally developed or developed under contract for customers.

Our experienced and highly trained technical personnel, including Ph.D. level scientists and other scientific and technical professionals, are engaged in new product development, product improvement, contract development projects, and technology transfer activities. Many members of our technical staff have extensive experience in diagnostic product development and manufacturing, including prior experience at large diagnostic companies. We also utilize our Scientific Advisory Board, which includes physicians and clinicians with relevant areas of expertise, to provide scientific and clinical input regarding certain product development programs and clinical studies.

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

During fiscal 2026, we continued the phased commercialization of our inFoods® IBS product, focusing primarily on gastroenterology (“GI”) physician practices in multiple states and regions. During the year, we obtained a dedicated CPT® Proprietary Laboratory Analyses (“PLA”) code for inFoods® IBS and continued to advance our reimbursement strategy. The Centers for Medicare & Medicaid Services established a national Medicare payment rate of $300 for inFoods® IBS, applicable to approved claims with dates of service beginning January 1, 2026. In addition, the applicable Medicare Administrative Contractor confirmed that claims for inFoods® IBS may be considered on an individual, claim-by-claim basis. We also entered into a marketing services agreement with Henry Schein to support the introduction and commercialization of inFoods® IBS to physicians in the United States.

Our dedicated sales team is focused on building strong relationships within the GI segment and increasing physician adoption and utilization of inFoods® IBS, while selectively exploring opportunities to introduce inFoods® IBS to other medical specialties, including integrated health practices and primary-care providers. These efforts are intended to support broader adoption of inFoods® IBS across multiple healthcare channels.

Concurrently, we are pursuing distribution, partnership, and licensing opportunities with U.S. companies to support broader commercialization of inFoods® IBS. These efforts include our previously announced marketing services agreement with Henry Schein, which supports the introduction of inFoods® IBS to physicians in the United States. We may also pursue additional commercial relationships domestically and internationally.

During fiscal 2026, we engaged with the applicable Medicare Administrative Contractor regarding coverage and reimbursement for inFoods® IBS. While the establishment of the $300 Medicare payment rate does not guarantee coverage, utilization, or payment, management believes it represents an important step toward broader market access. Following fiscal year-end, our partner lab began submitting initial Medicare claims for inFoods® IBS under the applicable PLA code. Initial valid claims submitted to date have been paid at the full CMS price of $300. Claims are currently considered on an individual basis, and payment of any particular claim is not guaranteed. As Medicare reimbursement develops, we may pursue reimbursement with private payer insurance companies over time. We believe reduced out-of-pocket costs could support increased adoption and utilization of inFoods® IBS.

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

In addition, in December 2023 we received FDA clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (H. pylori) bacteria in the gastrointestinal tract. H. pylori is a prevalent infection, affecting approximately 35% of the United States population and 45% of the population in Europe’s largest countries. This bacterium is recognized as the strongest known risk factor for gastric cancer, which remains one of the leading causes of cancer-related deaths globally. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a reliable tool for diagnosing H. pylori infections and monitoring treatment effectiveness. In February 2026, hp+detect™ received registration from the United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”). During fiscal 2026, we received our first commercial order for hp+detect™ from a large clinical laboratory chain for the United Kingdom market. We continue to market hp+detect™ to laboratories in the United States and Europe and pursue opportunities for broader commercial adoption.

We continue to balance revenue generated from our established diagnostic products and contract manufacturing services with investments in newer diagnostic products, including inFoods® IBS and hp+detect™. Management believes this diversified portfolio approach provides opportunities to generate revenue from our existing business while advancing newer commercial initiatives. We also continue to pursue contract development and manufacturing opportunities that leverage our existing manufacturing, quality and technical infrastructure and may provide incremental revenue without requiring significant additional fixed infrastructure.

In May 2026, we entered into a Master Services Agreement with a life sciences company for the development of proprietary in vitro diagnostic assays. The agreement carries an initial contract development target fee of over $1,750,000, to be earned on a milestone-completion basis across multiple Statements of Work under the MSA over an estimated 19 to 25 months period. All development work will be performed at the Company’s FDA-licensed, ISO 13485-certified facility in Irvine, California, utilizing existing personnel, equipment and infrastructure. The engagement is expected to require minimal incremental costs, and management believes it may support improved utilization of the Company’s existing manufacturing infrastructure and provide incremental revenue. Revenue is recognized with executed Statement of Work and accepted milestone deliverables.

During fiscal 2026, we continued to manage operating expenses and allocate resources toward activities supporting commercialization, reimbursement and revenue generation. Selling, general and administrative expenses increased modestly, primarily reflecting higher regulatory fees, sales-related compensation and commercial support costs, partially offset by lower sales commissions for certain products. Research and development expenses decreased primarily due to lower labor allocations to research and development activities and reduced spending on certain research and development projects. Overall operating expenses increased slightly compared with fiscal 2025, reflecting higher selling, general and administrative expenses, partially offset by lower research and development spending.

Additionally, during the year ended May 31, 2026, we received net proceeds of approximately $1,827,000 from sales of our common stock under the ATM offering. Net cash used in operating activities also decreased to approximately $3,421,000 during fiscal 2026 from approximately $3,842,000 during fiscal 2025. We are also actively exploring strategic opportunities to enhance and create shareholder value.

RESULTS OF OPERATIONS

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Year Ended May 31,		Increase (Decrease)
	2026	2025	$	%
Clinical lab	$2,732,000	$3,181,000	$(449,000)	-14%
Contract Manufacturing	891,000	1,070,000	(179,000)	-17%
Over-the-counter	821,000	1,049,000	(228,000)	-22%
Physician’s office	9,000	11,000	(2,000)	-18%
Total	$4,453,000	$5,311,000	$(858,000)	-16%

For the fiscal year ended May 31, 2026, our net sales were approximately $4,453,000, representing a decrease of $858,000, or 16%, compared to $5,311,000 for the fiscal year ended May 31, 2025. The decrease was primarily attributable to lower clinical laboratory sales, reflecting variability in the timing and periodic nature of customer orders, as well as reduced over-the-counter sales resulting from lower retail market activity from international distributors, including the impact of uncertainties related to tariffs and international trade. Net sales were also impacted by lower contract manufacturing revenue following the completion of a prior research and development project. These decreases were partially offset by increased demand for the inFoods® IBS product; however, revenues from inFoods® IBS remained in the early stages of commercialization and only partially offset the declines in our established product and contract manufacturing businesses.

Consolidated cost of sales for the fiscal year ended May 31, 2026 was approximately $4,091,000, or 92% of net sales, compared to $4,813,000, or 91% of net sales, for the fiscal year ended May 31, 2025. The decrease in cost of sales was primarily attributable to lower sales volumes in our clinical laboratory and contract manufacturing markets, resulting in lower product costs and manufacturing activity. Cost of sales as a percentage of net sales remained relatively consistent year over year, with the modest increase primarily attributable to changes in product mix and lower overall sales volume, which resulted in reduced absorption of fixed manufacturing costs. We believe increased sales volumes, including from inFoods® IBS and contract manufacturing activities, could provide greater utilization of our existing manufacturing infrastructure and improved absorption of fixed production costs.

Operating Expenses

The following is a summary of operating expenses:

	Year Ended May 31,
	2026		2025		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$4,894,000	110%	$4,612,000	87%	$282,000	6%
Research and Development	$788,000	18%	$1,023,000	19%	$(235,000)	-23%

Selling, General and Administrative

Our selling, general and administrative expenses were approximately $4,894,000 for the fiscal year ended May 31, 2026, compared to $4,612,000 for the fiscal year ended May 31, 2025, an increase of $282,000, or 6%. The increase was primarily attributable to a $179,000 increase in legal fees, a $126,000 increase in regulatory fees, a $27,000 increase in sales team compensation, and a $25,000 increase in outside services related to inFoods® IBS sales and marketing activities, partially offset by an $88,000 decrease in sales commissions. The year-over-year increase reflects continued investment in regulatory, sales and commercialization activities, while overall selling, general and administrative expenses remained relatively stable compared with fiscal 2025.

Research and Development

Our research and development expenses were approximately $788,000 for the fiscal year ended May 31, 2026, compared to $1,023,000 for the fiscal year ended May 31, 2025, a decrease of $235,000, or 23%. The decrease was primarily driven by approximately $199,000 of lower payroll and related personnel costs and approximately $39,000 of lower costs associated with our inFoods® IBS research and development activities. The decrease reflects the progression of certain programs, including inFoods® IBS and hp+detect™, from development activities toward commercialization, as well as the allocation of personnel and resources toward manufacturing and commercial activities. We continue to invest in research and development activities supporting our existing products, potential new applications of the inFoods® technology platform, product improvements and contract development opportunities. For additional information regarding our research and development activities, see “Research and Development” under Item 1. Business.

Dividend, Interest, and Other Income

Dividend, interest, and other income was approximately $1,233,000 for the fiscal year ended May 31, 2026, compared to $165,000 for the fiscal year ended May 31, 2025, an increase of $1,068,000, or 648%. This increase was primarily attributable to $1,100,000 related to the Employee Retention Credit (“ERC”), a refundable payroll-tax credit established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The ERC was available to eligible employers for wages paid during calendar year 2021 in response to the global COVID-19 pandemic.

Unrealized Holding Gain on Equity Investment

We recognized an unrealized holding gain on our equity investment of approximately $335,000 for the fiscal year ended May 31, 2026, compared to no such gain for the fiscal year ended May 31, 2025. The increase was due to the remeasurement of our investment in Diagnosis S.A. based on the purchase price set forth in the Securities Purchase Agreement entered into in May 2026.

Provision for Income Taxes

Our provision for income taxes was approximately $23,000 for the fiscal year ended May 31, 2026, compared to approximately $1,000 for the fiscal year ended May 31, 2025. The increase was primarily attributable to foreign income taxes. We continue to maintain a full valuation allowance against our net deferred tax assets.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The following are the principal sources of liquidity:

	Year Ended May 31,
	2026	2025
Cash and cash equivalents	$1,308,000	$2,399,000
Working capital including cash and cash equivalents	$1,535,000	$3,135,000

As of May 31, 2026 and 2025, we had cash and cash equivalents of approximately $1,308,000 and $2,399,000, respectively. As of May 31, 2026 and 2025, we had working capital of approximately $1,535,000 and $3,135,000, respectively. We have experienced variability in our revenue and a reduction in our cash position in recent periods, which has impacted our liquidity. The decrease in cash during fiscal 2026 primarily reflects approximately $3,400,000 of cash used in operating activities, partially offset by proceeds from sales of common stock under our 2024 ATM Offering and $500,000 of proceeds received under the secured promissory note described below.

Our ability to continue as a going concern over the next twelve months from the date these financial statements are available to be issued is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and sales within the United States of existing products, and from our new product launches;
●	Our need and ability to raise additional capital through equity and/or debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins;
●	Our ability to retain key employees and maintain critical operations; and
●	Certain SEC regulations that limit the amount of capital we can raise through issuance of our equity.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Management has analyzed our cash flow requirements through August 2027 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months from the date these consolidated financial statements are issued.

Prior to year-end, the Company entered into a Master Services Agreement for CDMO services with initial target fees exceeding $1,750,000. Subsequent to year-end, the Company completed the Private Placement (as defined below) yielding approximately $2,230,000 in gross proceeds (see Note 11 of our consolidated financial statements). Management believes these transactions, combined with the Company’s other strategic initiatives, may address near-term capital needs; however, there can be no assurance that these efforts will be sufficient to satisfy the Company’s capital requirements.

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

During the year ended May 31, 2026, we sold 580,452 shares of our common stock at prices ranging from $2.20 to $4.02 pursuant to the ATM Offering, which resulted in gross proceeds of approximately $1,874,000 and net proceeds to us of $1,827,000 after deducting commissions, legal, and other offering costs totaling approximately $47,000.

We intend to use the net proceeds from the ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

In addition, on May 29, 2026, we entered into a Securities Purchase Agreement to sell our investment in Diagnosis S.A. for an aggregate purchase price of $500,000 in a related-party transaction involving our Chief Executive Officer and other purchasers. Pending completion of the applicable share transfers and required procedures under Polish law, the purchasers advanced the $500,000 purchase price to us in exchange for a secured promissory term note. The note bears interest at 8% per annum, matures twelve months from May 29, 2026, and is secured by our rights and interests in the Diagnosis S.A. shares. The arrangement is intended to facilitate the monetization of this non-core investment while the applicable share-transfer process is completed. The share transfer is expected to be completed during the second quarter of fiscal 2027, subject to completion of the applicable procedures required under Polish law.

While we are committed to addressing our capital needs and sustaining operations beyond the next year, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

Operating Activities

During the fiscal year ended May 31, 2026, net cash used in operating activities was approximately $3,421,000, compared to $3,842,000 for the fiscal year ended May 31, 2025, representing an improvement of approximately $421,000, or 11%. The improvement primarily reflected a lower net loss in fiscal 2026, partially offset by less favorable working capital movements compared with the prior year. Cash used in operating activities during fiscal 2026 included increases in inventories and accounts receivable of approximately $140,000 and $66,000, respectively, a decrease in accrued compensation of approximately $162,000, and reductions in lease liabilities of approximately $363,000. These uses of cash were partially offset by an increase in accounts payable and accrued expenses of approximately $499,000 and net non-cash adjustments of approximately $496,000, primarily consisting of share-based compensation and amortization of right-of-use assets, partially offset by an unrealized holding gain on our equity investment and a recovery of inventory reserves.

During the fiscal year ended May 31, 2025, net cash used in operating activities was approximately $3,842,000, compared to $5,361,000 for the fiscal year ended May 31, 2024. Cash used in operating activities during fiscal 2025 primarily reflected our net loss of approximately $4,973,000 and decreases in accounts payable and accrued expenses and lease liabilities of approximately $467,000 and $327,000, respectively. These uses of cash were partially offset by an approximately $882,000 decrease in inventories, approximately $209,000 of favorable accounts receivable activity, and net non-cash adjustments of approximately $872,000, primarily consisting of share-based compensation, amortization of right-of-use assets, and depreciation and amortization.

Investing Activities

During the fiscal year ended May 31, 2026, net cash used in investing activities was approximately $1,000, compared to $37,000 for the fiscal year ended May 31, 2025. Investing activities in both periods primarily consisted of expenditures related to patents, which were approximately $1,000 in fiscal 2026 and $37,000 in fiscal 2025.

Financing Activities

Cash provided by financing activities was approximately $2,334,000 for the fiscal year ended May 31, 2026, compared to approximately $2,111,000 for the fiscal year ended May 31, 2025. During fiscal 2026, financing activities primarily consisted of approximately $1,874,000 of gross proceeds from sales of our common stock under our 2024 ATM Offering, partially offset by approximately $39,000 of cash offering costs, and $500,000 of proceeds received under a secured promissory note in a related-party transaction. By contrast, during fiscal 2025, financing activities primarily consisted of approximately $2,143,000 of gross proceeds from sales of our common stock, partially offset by approximately $44,000 of offering costs and $3,000 of deferred offering costs, together with approximately $15,000 of proceeds from the exercise of stock options.

During the fiscal years ended May 31, 2026 and 2025, we received approximately $1,827,000 and $2,015,000, respectively, in net proceeds from sales of our common stock pursuant to the ATM program. The shares sold during fiscal 2026 were issued under the Shelf Registration Statement. On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement providing for the sale of up to $5,500,000 of common stock through ATM offerings under Rule 415 of the Securities Act. In connection with the establishment of the ATM program, we incurred approximately $81,000 of deferred offering costs during the year ended May 31, 2024 and which were fully expensed as of May 31, 2026.

As of August 31, 2026, the date on which this Annual Report on Form 10-K for the fiscal year ended May 31, 2026 was filed with the SEC, our Shelf Registration Statement remains subject to the offering limitations set forth in General Instruction I.B.6 of Form S-3 because our public float is less than $75,000,000. For so long as our public float remains below $75,000,000, the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during any 12-calendar-month period may not exceed one-third of our public float. For purposes of this limitation, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $9,174,674, based on 4,287,231 non-restricted shares of our outstanding common stock held by non-affiliates and a price of $2.14 per share, which was the price at which our common stock was last sold on the Nasdaq Capital Market on August 28, 2026 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. After giving effect to the $3,058,225 offering limit imposed by General Instruction I.B.6 of Form S-3, and after deducting the shares we sold within the preceding 12 months, as of the date of filing this Annual Report, we may sell $2,123,163 shares of our common stock at this time under the Shelf Registration Statement.

SUBSEQUENT EVENTS

On December 12, 2025, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 300,000,000 shares. On June 10, 2026, we filed the Certificate of Amendment with the Secretary of State of the State of Delaware, at which time the amendment became effective. Following the effectiveness of the amendment, we are authorized to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On August 20, 2026, we entered into entered into a Securities Purchase Agreement (the “B. Riley Purchase Agreement”) with certain institutional and individual investors identified on the signature pages thereto, which included among others B. Riley Principal Capital, LLC and all the members of our Board of Directors and our Chief Executive Officer (collectively, the “Purchasers”), pursuant to which we agreed to issue and sell an aggregate of 1,393,705 shares of our common stock, par value $0.08 per share (the “Shares”), at a purchase price of $1.60 per Share, for aggregate gross proceeds of approximately $2,230,000 (the “Private Placement”). The closing of the Private Placement occurred on August 26, 2026 (the “Closing Date”). The Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In connection with the Private Placement, on August 20, 2026, we entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which we agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement to register and provide for the resale of the Shares and to use commercially reasonable efforts to cause such registration statement to become effective and remain effective for the periods specified therein. We are required to file such registration statement within 30 calendar days of the Closing Date and to use its commercially reasonable efforts to have such registration statement declared effective within 30 calendar days of the closing date (or 60 calendar days in the event of a “full review” by the SEC). If we fail to satisfy certain filing or effectiveness obligations under the Registration Rights Agreement, we are obligated to pay the Purchasers liquidated damages equal to 1.0% of the aggregate purchase price paid by such Purchaser, subject to a maximum aggregate cap of 5.0% of such Purchaser’s subscription amount.

OFF BALANCE SHEET ITEMS

There were no off-balance sheet arrangements as of May 31, 2026.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, inventory overhead application, inventory reserve and share based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please refer to Note 2 of our consolidated financial statements for information on Significant Accounting Policies.

REVENUE RECOGNITION

We have various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily FOB shipping point, which is when the transfer of control of goods has occurred, and title passes. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. OTC products are sold directly to e-commerce customers, and distributors, while physicians’ office products are sold to physicians and distributors. We do not allow for returns except in the event of defective merchandise and, therefore, we do not establish an allowance for returns. Additionally, we have contracts with customers that provide purchase discounts for achieving specified sales volumes. We regularly evaluate the status of these contracts and do not believe any discounts will be given through the end of the contract periods.

For diagnostic testing services sold directly to patients or physician offices that require processing by a third-party CLIA-certified lab, we recognize revenue once the lab has completed and the test results are made available to the ordering physician on behalf of the patient.

For services related to contract manufacturing, revenue is recognized when the service has been performed. Services for some contract works are invoiced and recognized as the project progresses.

SHARE-BASED COMPENSATION

We follow the guidance of ASC 718, “Share-based Compensation” (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. We have not paid dividends historically and do not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of our common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically we had limited exercise activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

VALUATION OF INVENTORIES, NET

Our inventories are made up of raw materials, work in progress, and finished goods and are valued at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out methods) or net realizable value.

We record valuation reserves for inventory items with excess quantities and obsolescence exposure. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Management evaluates quantities on hand, physical condition, and technical functionality as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. The reserve is adjusted based on such evaluation, with a corresponding provision included in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs and wasted material are recognized as current period charges and the allocation of fixed production overhead is based on the normal capacity of the production facilities. Our inventory valuation reserves totaled $394,000 and $471,000 as of May 31, 2026 and 2025, representing approximately 19% and 24% of our inventory, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the Financial Accounting Standards Board (“FASB”) and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on our present or future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU enhances income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments are effective for public business entities for annual periods beginning after December 15, 2024 and are applied prospectively, with retrospective application permitted. We adopted ASU 2023-09 during the fiscal year ended May 31, 2026. The adoption did not have a material impact on our consolidated financial statements but resulted in additional income tax disclosures (see Note 7 of our consolidated financial statements).

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as subsequently clarified by ASU 2025-01. The amendments require additional disclosure of certain expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and other specified expenses included within relevant income statement captions. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of adopting this guidance on our disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments provide a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, with early adoption permitted. The Company may adopt the guidance beginning in fiscal 2027 and is currently evaluating its impact on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The amendments clarify and consolidate interim disclosure requirements and establish a disclosure principle regarding events and changes occurring since the most recent annual reporting period that have a material effect on an entity. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of adopting this guidance on our interim financial statement disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOMERICA, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) that are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the disclosure controls and procedures and the evaluation thereof referred to in the certifications.

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

Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2026. Specifically, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of us are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of May 31, 2026.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will implement improvements as appropriate.

Note: This 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because, as a non-accelerated filer, we are not required to provide such an attestation report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Appointment of Principal Financial Officer and Principal Accounting Officer

On August 27, 2026, our Board of Directors (the “Board”) appointed Xiaoxuan (“Jenny”) Qu as our Principal Financial Officer and Principal Accounting Officer, effective immediately.

In connection with her appointment, Ms. Qu was authorized by the Board to sign on behalf of management and the Company all filings and reports to be submitted to the SEC. Until a Chief Financial Officer is appointed, Ms. Qu is also authorized, with the approval of our Chief Executive Officer, to execute documents that would ordinarily be signed by our Chief Financial Officer.

Ms. Qu, age 33, has served as our Vice President of Finance since January 2026. She joined us in June 2023 and was appointed Corporate Controller in January 2024. Prior to joining us, Ms. Qu served in audit and assurance roles with HCVT, a public accounting firm, from August 2021 to May 2023 and previously held tax roles with Ernst & Young, LLP. Ms. Qu holds a master’s degree from the University of California, Irvine, and a bachelor’s degree from St. Thomas University.

Ms. Qu was not appointed pursuant to any arrangement or understanding between her and any other person pursuant to which she was selected as an officer of the Company. There are no family relationships between Ms. Qu and any director or executive officer of the Company, and Ms. Qu is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Ms. Qu’s appointment as Principal Financial Officer and Principal Accounting Officer did not result in any change to her existing compensation arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (the “Proxy Statement”) for our 2026 Annual Meeting of Stockholders and is incorporated by reference herein. Our Proxy Statement will be filed with the SEC within 120 days after the end of our fiscal year ended May 31, 2026, pursuant to Regulation 14A under the Exchange Act.

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

3.1

Second Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

3.2	Amended and Restated Bylaws, as adopted on July 24, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 26, 2023).

3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 16, 2025).

3.4	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation.

4.1	Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

4.2	Description of Capital Stock

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated June 18, 2009, by and between Registrant and CNH, LLC for 17571 Von Karman Avenue, Irvine, CA 92614 (incorporated by reference to Exhibit 10.1 of the Company’s August 31, 2009 Form 10-Q filed October 16, 2009).

10.2	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2017).

10.3	2020 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2020).

10.4	Form of Executive Stock Option Agreement (attached herein).

10.5	2023 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 27, 2023 ).

10.6	2024 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 30, 2024).

10.7	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Zackary S. Irani (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed January 14, 2025).

10.8	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Allen Barbieri (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed January 14, 2025).

10.9	First Amendment to 2024 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 20, 2025).

10.10	Securities Purchase Agreement, dated August 20, 2026, by and among Biomerica, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 26, 2026).

10.11	Registration Rights Agreement, dated August 20, 2026, by and among Biomerica, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 26, 2026).

10.12	Securities Purchase Agreement, dated May 29, 2026, between the Company and each of the persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 4, 2026).

19.1	Insider Trading Policy (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 20, 2025).

21.1	List of Subsidiaries (attached herein).

23.1	Consent of Independent Registered Public Accounting Firm (Haskell & White LLP).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

97.1	Compensation Recovery Policy, effective November 17, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 4, 2026).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BIOMERICA, INC.
Registrant

By	/s/ Zackary S. Irani
Zackary S. Irani,
Chief Executive Officer

Dated:	August 31, 2026

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Capacity

/s/ Zackary S. Irani	Date: August 31, 2026
Zackary S. Irani
Director, Chief Executive Officer

/s/ Xiaoxuan Qu	Date: August 31, 2026
Xiaoxuan Qu
Principal Financial Officer

/s/ Allen Barbieri	Date: August 31, 2026
Allen Barbieri
Director, Vice-Chairman

/s/ David Moatazedi	Date: August 31, 2026
David Moatazedi
Director

/s/ Eric Chin, CPA	Date: August 31, 2026
Eric Chin, CPA Director

/s/ Gary Huff	Date: August 31, 2026
Gary Huff
Director

BIOMERICA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Biomerica, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biomerica, Inc. (the “Company”) as of May 31, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Inventory Valuation

Critical Audit Matter Description

As described in Note 2 to the Company’s consolidated financial statements, the Company’s values inventory at the lower of cost or net realizable value with cost inclusive of estimates for reasonable allocations of labor and overhead costs. Also, management periodically reviews inventory for excess quantities and obsolescence. Management evaluates quantities on hand, physical condition, and technical functionality as these may be impacted by customer demand for current products and new product introductions. Auditing estimates for capitalized labor and overhead was challenging due to the extensive use of estimates throughout this process, including the amount of labor and overhead costs allocable to inventory production and the amount of labor and overhead costs allocable to specific ending inventory product quantities. Auditing the Company’s estimates for slow-moving and obsolete inventories was challenging due to the inherently judgmental nature of forecasting future sales and usage of a significant number of diverse inventory items.

How the Critical Audit Matter Was Addressed in the Audit

To test the valuation of the Company’s inventory, we performed the following audit procedures:

●	Obtained an understanding of the methodologies and policies used by management to estimate capitalized labor and overhead and inventory reserves; we obtained an understanding of key internal controls and assessed their overall appropriateness;
●	Tested the reasonableness of the production labor and overhead cost pools and the reasonableness of inventory quantities produced; we recalculated the allocable labor and overhead rate per unit produced; we recalculated the amount of capitalized labor and overhead based on specific product quantities on hand at the end of the fiscal year; we performed sensitivity analyses to determine the impact of adjustments to management’s estimates; and
●	Tested the accuracy of key data inputs that are the primary drivers for determining the quantitative inventory reserves; these inputs included inventory quantities on hand, age of the inventory quantities, and estimated inventory reserve percentages; we evaluated management’s qualitative analysis of specific inventory product reserves to the extent it differed from the results of management’s quantitative analysis.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2022.

Irvine, California

August 31, 2026

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2026	May 31, 2025
Assets

Current Assets:
Cash and cash equivalents	$1,308,000	$2,399,000
Accounts receivable, net	785,000	731,000
Inventories, net	1,707,000	1,490,000
Prepaid expenses and other current assets	216,000	255,000
Total current assets	4,016,000	4,875,000
Property and equipment, net	78,000	135,000
Right-of-use assets, net	1,873,000	429,000
Investments	500,000	165,000
Intangible assets, net of accumulated amortization of $89,000 and $69,000 as of May 31, 2026 and May 31, 2025, respectively	209,000	228,000
Other assets	83,000	113,000
Total Assets	$6,759,000	$5,945,000
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,171,000	$672,000
Secured promissory note payable – related party	500,000	-
Accrued compensation	492,000	655,000
Advances from customers	83,000	55,000
Lease liabilities, current portion	235,000	358,000
Total current liabilities	2,481,000	1,740,000
Lease liabilities, net of current portion	1,648,000	100,000
Total Liabilities	4,129,000	1,840,000

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of May 31, 2026 and May 31, 2025	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of May 31, 2026 and May 31, 2025	-	-
Common stock, $0.08 par value, 25,000,000 shares authorized as of May 31, 2026 and 2025, respectively, and 3,195,263 and 2,546,216 shares issued and outstanding as of May 31, 2026 and 2025, respectively	255,000	203,000
Additional paid-in capital	59,426,000	57,175,000
Accumulated other comprehensive loss	(108,000)	(105,000)
Accumulated deficit	(56,943,000)	(53,168,000)
Total shareholders’ equity	2,630,000	4,105,000
Total Liabilities and Shareholders’ Equity	$6,759,000	$5,945,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended May 31,
	2026	2025
Net sales	$4,453,000	$5,311,000
Cost of sales	(4,091,000)	(4,813,000)
Gross profit	362,000	498,000

Operating expenses:
Selling, general and administrative	4,894,000	4,612,000
Research and development	788,000	1,023,000
Total operating expenses	5,682,000	5,635,000

Loss from operations	(5,320,000)	(5,137,000)

Other income:
Dividend, interest, and other income	1,233,000	165,000
Unrealized holding gain on equity investment	335,000	-
Total other income	1,568,000	165,000

Loss before income taxes	(3,752,000)	(4,972,000)

Provision for income taxes	(23,000)	(1,000)

Net loss	$(3,775,000)	$(4,973,000)

Basic net loss per common share	$(1.30)	$(2.16)

Diluted net loss per common share	$(1.30)	$(2.16)

Weighted average number of common shares outstanding:
Basic	2,914,923	2,297,057

Diluted	2,914,923	2,297,057

Net loss	$(3,775,000)	$(4,973,000)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,000)	(3,000)

Comprehensive loss	$(3,778,000)	$(4,976,000)

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Biomerica, Inc.

Consolidated Statements Shareholders’ Equity

For the Years Ended May 31, 2026 and 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2024	2,103,154	$168,000	$54,720,000	$(102,000)	$(48,195,000)	$6,591,000
Foreign currency translation	-	-	-	(3,000)	-	(3,000)
Net proceeds from ATM	440,687	35,000	1,980,000	-	-	2,015,000
Share-based compensation	-	-	460,000	-	-	460,000
Exercise of stock options	2,375	-	15,000	-	-	15,000
Net loss	-	-	-	-	(4,973,000)	(4,973,000)
Balances at May 31, 2025	2,546,216	203,000	57,175,000	(105,000)	(53,168,000)	4,105,000
Foreign currency translation	-	-	-	(3,000)	-	(3,000)
Net proceeds from ATM	580,452	47,000	1,780,000	-	-	1,827,000
Share-based compensation	68,595	5,000	471,000	-	-	476,000
Net loss	-	-	-	-	(3,775,000)	(3,775,000)
Balances at May 31, 2026	3,195,263	$255,000	$59,426,000	$(108,000)	$(56,943,000)	$2,630,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,775,000)	$(4,973,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,000	87,000
Provision for allowance for credit losses	12,000	8,000
(Recovery) provision for inventory reserves	(77,000)	4,000
Share-based compensation	476,000	460,000
Amortization of right-of-use asset	344,000	313,000
Unrealized holding gain on equity investment	(335,000)	-
Changes in assets and liabilities:
Accounts receivable	(66,000)	209,000
Inventories	(140,000)	882,000
Prepaid expenses and other current assets	39,000	(17,000)
Other assets	23,000	9,000
Accounts payable and accrued expenses	499,000	(467,000)
Accrued compensation	(163,000)	-
Advances from customers	28,000	(30,000)
Reduction in lease liabilities	(363,000)	(327,000)
Net cash used in operating activities	(3,421,000)	(3,842,000)

Cash flows from investing activities:
Expenditures related to intangibles	(1,000)	(37,000)
Net cash used in investing activities	(1,000)	(37,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	1,874,000	2,143,000
Deferred offering costs	-	(3,000)
Costs from sale of common stock	(40,000)	(44,000)
Proceeds from exercise of stock options	-	15,000
Proceeds from secured promissory note payable – related party	500,000	-
Net cash provided by financing activities	2,334,000	2,111,000

Effect of exchange rate changes on cash	(3,000)	(3,000)
Net decrease in cash and cash equivalents	(1,091,000)	(1,771,000)

Cash and cash equivalents at beginning of year	2,399,000	4,170,000

Cash and cash equivalents at end of year	$1,308,000	$2,399,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$22,000	$10,000
Non-cash investing and financing activities:
Deferred offering costs	$7,000	$84,000
Right-of-use assets obtained in exchange for operating lease liabilities	$1,788,000	$-
Write-off of fully depreciated property and equipment	$14,000	$-

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2026 AND 2025

NOTE 1: ORGANIZATION

Biomerica, Inc. and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) is a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians’ offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. We also provide contract development and manufacturing services. Our diagnostic test products utilize immunoassay technology to analyze blood, urine, nasal, or fecal material from patients in the diagnosis of various diseases, food intolerances and other medical complications, and to measure the level of specific hormones, antibodies, antigens, or other substances, which may exist in the human body in extremely small concentrations. Our other existing products are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. Our products are designed to enhance the health and well-being of people, while reducing total healthcare costs.

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

Our existing medical diagnostic products are sold worldwide primarily in two markets: (i) clinical laboratories and (ii) point-of-care (physicians’ offices and over-the-counter). Most of our products have been granted Conformité Européenne (“CE”) marked regulatory clearance for sale throughout Europe, and/or are sold for diagnostic use where they are registered by each country’s regulatory agency. In addition, some products are cleared for sale in the United States by the FDA.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended May 31, 2026 and 2025, include the accounts of Biomerica, Inc. (“Biomerica”) as well as its wholly-owned German subsidiary (“BioEurope GmbH”) and Mexican subsidiary (“Biomerica de Mexico”). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates under different future conditions.

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

REVERSE STOCK SPLIT

Effective April 21, 2025 (the “Effective Date”), our board of directors approved a one-for-eight reverse stock split of our outstanding shares of common stock (the “Reverse Stock Split”). Each 8 shares of our common stock, par value of $0.08 per share, issued and outstanding immediately prior to the Reverse Stock Split automatically reclassified, combined, converted and changed into one fully paid and non-assessable share of common stock. Beginning with the opening of trading on the Effective Date, our common stock began trading on Nasdaq on a split-adjusted basis under the same symbol, “BMRA.” In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options entitling the holders to purchase shares of our common stock and upon the vesting of restricted stock units. No fractional shares were issued as a result of the Reverse Stock Split. Instead, our stockholders who otherwise would have been entitled to a fraction of a share received a full share of common stock. The Reverse Stock Split did not change the number of authorized shares of our common stock or preferred stock as set forth in our Certificate of Incorporation, as amended. All common stock, per share and related information presented in the accompanying consolidated financial statements for periods prior to the date of the Reverse Stock Split, have been retroactively adjusted to reflect the Reverse Stock Split.

LIQUIDITY AND GOING CONCERN

We have incurred net losses and negative cash flows from operations and as of May 31, 2026, have an accumulated deficit of approximately $56,943,000. As of May 31, 2026, we had cash and cash equivalents of approximately $1,308,000 and working capital of approximately $1,535,000.

On September 28, 2023, we filed a new “shelf” registration statement on Form S-3 with the SEC, to replace the expiring S-3 that was filed in July 2020, which was declared effective on September 29, 2023, allowing us to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). As part of this transaction, we incurred $81,000 in deferred offering costs during the year ended May 31, 2024, all of which were fully expensed as of May 31, 2026.

During the year ended May 31, 2026, we sold 580,452 shares of our common stock at prices ranging from $2.20 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,874,000 and net proceeds to us of $1,827,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $47,000. As part of this transaction, we expensed $7,000 in deferred offering costs during the year ended May 31, 2026.

We intend to use the net proceeds from any funds raised through the 2024 ATM offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

As of May 31, 2026 and 2025, we had cash and cash equivalents of approximately $1,308,000 and $2,399,000, respectively. As of May 31, 2026 and 2025, we had working capital of approximately $1,535,000 and $3,135,000, respectively.

Our ability to continue as a going concern over the next year is influenced by several factors, including:

●	Our need and ability to generate additional revenue from international opportunities and sales within the United States of existing products, and from our new product launches;
●	Our need and ability to access the capital and debt markets to meet current obligations and fund operations;
●	Our capacity to manage operating expenses and maintain gross margins;
●	Our ability to retain key employees and maintain critical operations; and
●	Certain SEC regulations that limit the amount of capital that we can raise through issuance of our equity.

These factors raise substantial doubt about our ability to continue as a going concern. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Management has analyzed our cash flow requirements through August 2027 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months from the date these consolidated financial statements are issued.

To address our capital needs and sustain operations beyond the next year, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity, and seek other strategic alternatives (see Note 11 below). While we are committed to these plans, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements.

Our consolidated financial statements as of May 31, 2026 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We have financial instruments whereby the fair market value of the financial instruments could be different than the amount recorded on a historical basis. Our consolidated financial instruments consist of its cash equivalents, accounts receivable, and accounts payable. The carrying amounts of our financial instruments approximate their fair values. We also maintain an investment in a privately held company (see Note 11 below).

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

Our net sales were approximately $4,453,000 for fiscal 2026, compared to $5,311,000 for fiscal 2025. For the fiscal years ended May 31, 2026, and 2025, one distributor accounted for 31% of our net sales.

Total gross receivables as of May 31, 2026, and 2025 were approximately $823,000 and $757,000, respectively. As of May 31, 2026, and 2025, we had three and four distributors, respectively, that accounted for a total of 59% and 69% of gross accounts receivable, respectively. Of the 59% as of May 31, 2026, 34% was owed by two distributors in North America.

For the fiscal year ended May 31, 2026, purchases from one vendor accounted for approximately 12% of our raw material purchases, compared to approximately 12% for the fiscal year ended May 31, 2025.

GEOGRAPHIC CONCENTRATION

As of May 31, 2026 and 2025, approximately $517,000 and $483,000, respectively, of Biomerica’s gross inventory was located in Mexicali, Mexico.

As of May 31, 2026 and 2025, approximately $8,000 and $10,000, respectively, of Biomerica’s property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and money market accounts with original maturities of less than three months.

ACCOUNTS RECEIVABLE, NET

We extend unsecured credit to customers as part of our standard business practices. International customers are typically required to prepay until a credit history has been established, at which point credit levels are determined based on various criteria. Initial credit limits for distributors are approved by designated officers or managers, while any increases require authorization from upper-level management.

We apply Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses” codified as Accounting Standards Codification (“ASC”) 326, which became effective on June 1, 2023. ASC 326 adds to U.S. GAAP the current expected credit loss (“CECL”) model, a measurement model based on expected losses rather than incurred losses. Prior to the adoption of ASC 326, we evaluated receivables on a quarterly basis and adjusted the allowance for doubtful accounts accordingly. Balances over ninety days old were usually reserved for unless collection was reasonably assured. Under the application of ASC 326, our historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, we evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally, certain long-standing customers who routinely place large orders will have unusually large receivable balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders.

As of May 31, 2026 and 2025, we have established an allowance of approximately $38,000 and $26,000, respectively, for credit losses.

PREPAID EXPENSES AND OTHER

We occasionally prepay for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other, until either the inventory is physically received, or the insurance and other items are utilized.

As of May 31, 2026 and 2025, prepaids were approximately $216,000 and $255,000, respectively, comprised of prepayments to insurance and various other suppliers.

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

The following is a summary of approximate net inventories:

	May 31,
	2026	2025
Raw materials	$1,054,000	$1,071,000
Work in progress	868,000	743,000
Finished products	179,000	147,000
Total gross inventory	2,101,000	1,961,000
Inventory reserves	(394,000)	(471,000)
Net inventory	$1,707,000	$1,490,000

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of May 31, 2026 and 2025, inventory reserves were approximately $394,000 and $471,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense on property and equipment amounted to approximately $57,000 and $66,000 for the years ended May 31, 2026 and 2025, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights, and patents, and are accounted for based on Accounting Standards Codification (“ASC”), ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, not to exceed 18 years for marketing and distribution rights and 10 years for purchased technology use rights. Patents are amortized over their individual useful lives, which average approximately 15 years. Amortization expense was approximately $20,000 and $21,000 for the fiscal years ended May 31, 2026 and 2025, respectively. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

We assess the recoverability of these intangible assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. We use a qualitative assessment to determine whether there was any impairment. There was no impairment of intangible assets for the years ended May 31, 2026, and 2025.

INVESTMENTS

We have made investments in a privately held Polish distributor, which is primarily engaged in distributing medical products and devices, including the distribution of our products sold. We invested approximately $165,000 into the Polish distributor and own approximately 6% of the investee.

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

We evaluate the investment at each reporting date for impairment and for observable transactions that may indicate a change in its carrying amount.

On May 29, 2026, we entered into a Securities Purchase Agreement with our Chief Executive Officer and other purchasers to sell our entire investment in Diagnosis S.A. for an aggregate purchase price of $500,000. Accordingly, the proposed sale constitutes a related-party transaction. The transaction was reviewed and approved by the Nominating and Corporate Governance Committee and the Board of Directors prior to May 31, 2026. Management determined that the executed Securities Purchase Agreement represented an observable price change in an orderly transaction involving the identical investment for purposes of ASC 321. Accordingly, we increased the carrying amount of the Diagnosis S.A. investment from approximately $165,000 to $500,000 as of May 31, 2026 and recorded an unrealized holding gain of approximately $335,000 for the fiscal year ended May 31, 2026.

In connection with the proposed sale, we received $500,000 in cash and issued a secured promissory term note to our Chief Executive Officer (see Note 10 below).

As of May 31, 2026, the carrying amount of our investment in Diagnosis S.A. was approximately $500,000. Cumulative upward adjustments were approximately $335,000, and no cumulative impairment or downward adjustments had been recognized as of May 31, 2026.

SHARE-BASED COMPENSATION

We follow the guidance of ASC 718, “Share-based Compensation,” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. We grant stock options and restricted stock awards under our equity incentive plans. We measure all share-based payment awards at their grant-date fair value. Restricted stock awards are valued based on the fair value of our common stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. We have not paid dividends historically and do not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of our common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically we had limited exercise activity surrounding its options. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

We expensed approximately $476,000 and $460,000 of share-based compensation during the years ended May 31, 2026 and 2025, respectively.

In applying the Black-Scholes option-pricing model, the following assumptions used were in the valuation of awards issued for years ended May 31, 2026 and 2025:

	For the year ended May 31,
	2026	2025
Dividend yield	0%	0%
Expected volatility	167.70 - 168.00%	105.90 - 117.41%
Risk free interest rate	3.75 - 4.03%	3.68 - 4.52%
Expected Term	6.25 years	4.69 - 6.25 years

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

For diagnostic testing services sold directly to patients or physician offices that require processing by a third-party CLIA-certified lab, we recognize revenue once the lab has completed and the test results are made available to the ordering physician on behalf of the patient.

For services related to contract manufacturing, revenue is recognized when the service has been performed. Services for some contract work are invoiced and recognized as the project progresses.

As of May 31, 2026 and 2025, we had approximately $83,000 and $55,000 of advances from domestic customers, respectively, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	For Year Ended May 31,
	2026	2025
Clinical lab	$2,732,000	$3,181,000
Contract manufacturing	891,000	1,070,000
Over-the-counter	821,000	1,049,000
Physician’s office	9,000	11,000
Total	$4,453,000	$5,311,000

See Note 8 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

We include shipping and handling fees billed to customers in net sales and the related shipping and handling costs in cost of sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company expensed approximately $788,000 and $1,023,000 of research and development costs during the years ended May 31, 2026 and 2025, respectively.

INCOME TAXES

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years and the benefits of net operating loss and tax credit carryforwards. These temporary differences and the benefits of net operating loss and tax credit carryforwards are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax assets, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could have an impact on the estimated valuation allowance and income tax expense. As of May 31, 2026, in accordance with ASC 740, we have a valuation allowance for all of its net deferred tax assets. During the year ended May 31, 2026, this valuation allowance was increased to $12,676,000, which fully covers the net deferred tax asset of $12,676,000.

We account for its uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement, the maximum amount which is more likely than not to be recognized at each reporting date will represent our best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of the consolidated statements of operations and comprehensive loss.

During the year ended May 31, 2026, we had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance against our deferred tax assets as of May 31, 2026.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended May 31, 2026 and 2025, we had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

We report the cost of all advertising as expense in the period in which those costs are incurred. Advertising costs were approximately $35,000 for the years ended May 31, 2026 and 2025.

FOREIGN CURRENCY TRANSLATION

The subsidiary located in Mexico operates primarily using the Mexican peso. The subsidiary located in Germany operates primarily using the United States dollar, with an immaterial amount of transactions occurring using the Euro. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the year, and revenues and costs are translated using average exchange rates for the year. The resulting adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transaction gains or losses that are included in the consolidated statements of operations and comprehensive loss for the years ended May 31, 2026 and 2025.

RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. We have elected to exclude short-term leases. We lease office space and copy machines, all of which are operating leases. Most leases include the option to renew, and the exercise of the renewal options is at our sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. For additional information, see Note 9-Commitments and Contingencies.

NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities using the treasury stock method. The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

●	Stock options of 454,384 and 413,866 as of May 31, 2026 and 2025, respectively; and
●	Restricted stock awards of 168,437 and 97,500 as of May 31, 2026 and 2025, respectively.

SEGMENT REPORTING

We define our segments on the basis in which internally reported financial information is reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. We manage our operations as a single operating and reportable segment, which focus on the development, manufacture, marketing, and sale of diagnostic products. As all material financial information is included in the consolidated results, we have identified one reportable segment. The CODM uses net loss and cash flow information to evaluate performance, including detailed cost information as part of the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. The measure of profit or loss of the operating segment is net loss as reported in the consolidated financial statements included in this annual report.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. Our CODM is the Chief Executive Officer.

Our reportable segment product sales, net and net loss for the years ended May 31, 2026 and 2025 consisted of the following:

	For the Year Ended May 31,
	2026	2025
Net sales	$4,453,000	$5,311,000
Cost of sales	(4,091,000)	(4,813,000)
Gross profit	362,000	498,000

Operating expenses:
Sales and marketing expense	1,665,000	1,628,000
General and administrative expense	3,229,000	2,984,000
Research and development expense	788,000	1,023,000
Total operating expense	5,682,000	5,635,000

Loss from operations	(5,320,000)	(5,137,000)

Other income:
Dividend, interest, and other income	1,233,000	165,000
Unrealized holding gain on equity investment	335,000	-
Total other income	1,568,000	165,000

Loss before income taxes	(3,752,000)	(4,972,000)

Provision for income taxes	(23,000)	(1,000)

Net loss	$(3,775,000)	$(4,973,000)

Dividend, interest, and other income for the year ended May 31, 2026, included $1,100,000 related to the Employee Retention Credit (“ERC”), a refundable payroll-tax credit established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. We account for ERC claims in accordance with ASC 450-30, “Gain Contingencies,” and therefore recognize income only when all related contingencies have been resolved and receipt of the refund is realized or realizable. The ERC relates to qualified wages paid during calendar year 2021 under the COVID-19 pandemic relief programs.

REPORTING COMPREHENSIVE LOSS

Comprehensive loss represents net loss and any revenues, expenses, gains and losses that, under GAAP, are excluded from net loss and recognized directly as a component of shareholders’ equity. Items of other comprehensive loss consist solely of foreign currency translation adjustments for the years ended May 31, 2026 and 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by the management to, have a material effect on our present or future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU enhances income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments are effective for public business entities for annual periods beginning after December 15, 2024 and are applied prospectively, with retrospective application permitted. We adopted ASU 2023-09 during the fiscal year ended May 31, 2026. The adoption did not have a material impact on our consolidated financial statements but resulted in additional income tax disclosures (see Note 7 below).

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as subsequently clarified by ASU 2025-01. The amendments require additional disclosure of certain expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and other specified expenses included within relevant income statement captions. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of adopting this guidance on our disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments provide a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, with early adoption permitted. The Company may adopt the guidance beginning in fiscal 2027 and is currently evaluating the potential impact on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The amendments clarify and consolidate interim disclosure requirements and establish a disclosure principle regarding events and changes occurring since the most recent annual reporting period that have a material effect on an entity. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of adopting this guidance on our interim financial statement disclosures.

NOTE 3: PROPERTY AND EQUIPMENT, NET

The following is an approximate breakdown of property and equipment, net of accumulated depreciation:

	May 31,
	2026	2025
Equipment	$1,370,000	$1,384,000
Furniture, fixtures, and leasehold improvements	211,000	211,000
Less accumulated depreciation	(1,503,000)	(1,460,000)
Net property and equipment	$78,000	$135,000

NOTE 4: INTANGIBLE ASSETS, NET

The following is an approximate breakdown of intangible assets, net of accumulated amortization:

	May 31,
	2026	2025
Patents	$298,000	$297,000
Less accumulated amortization-patents	(89,000)	(69,000)
Intangible assets, net	$209,000	$228,000

Expected amortization of intangible assets for the years ending May 31:

2027	$20,000
2028	20,000
2029	20,000
2030	20,000
2031	20,000
Thereafter	109,000
Total	$209,000

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is an approximate breakdown of accounts payable and accrued expenses balances:

	May 31,
	2026	2025
Accounts payable	$377,000	$295,000
Accrued expenses	794,000	377,000
Total	$1,171,000	$672,000

As of May 31, 2026, we had two vendors that accounted for 23% of accounts payable. As of May 31, 2025, we had two vendors that accounted for 20% of accounts payable.

NOTE 6: SHAREHOLDERS’ EQUITY

STOCK OPTION AND RESTRICTED STOCK PLANS

In December 2014, we adopted and our shareholders approved the 2014 Stock Incentive Plan (the “2014 Plan”). Subsequently, in December 2017, we adopted and our shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”). In February 2020, the Board approved the 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by our shareholders on December 11, 2020. In April 2023, the Board approved our 2023 Stock Incentive Plan (the “2023 Plan”), which was approved by our shareholders on December 7, 2023. In 2024, the Company adopted the 2024 Stock Incentive Plan (the “2024 Plan”). On October 8, 2025, the Board approved an amendment to the 2024 Plan to increase the number of shares authorized for issuance thereunder by 200,000 shares, subject to shareholder approval. The amendment was approved by our shareholders on December 12, 2025, increasing the total number of shares reserved for issuance under the 2024 Plan from 200,000 to 400,000 shares.

The Equity Incentive Plans provide that non-qualified options and incentive stock options and restricted stock may be granted to directors, affiliates, employees, or consultants of the Company. The Equity Incentive Plans authorize awards representing up to 112,500, 112,500, 150,000, and 400,000 shares of the Company’s common stock to be issued under the 2017 Plan, 2020 Plan, 2023 Plan, and 2024 Plan, respectively. The amended 2024 Plan provides for an aggregate of up to 400,000 shares of common stock reserved and available for issuance. Awards granted under the Equity Incentive Plans typically vest over 4 years. Options granted under the Equity Incentive Plans will be granted at prices not less than 80% of the then fair market value of the common stock and will expire not more than 10 years after the date of grant. The 2017 Plan expires in December 2026, the 2020 Plan expires in December 2030, the 2023 Plan expires in December 2033, and 2024 Plan expires in December 2034.

Share-based compensation expense for the years ended May 31, 2026 and 2025 is as follows:

	For the Year Ended May 31,
	2026	2025
Cost of sales	$36,000	$37,000
Selling, general and administrative	430,000	415,000
Research and development	10,000	8,000
Total share-based compensation expense	$476,000	$460,000

Activity as to aggregate stock options outstanding is as follows:

	Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding at May 31, 2024	434,954	$20.29	$-
Granted	53,630	2.78	-
Exercised	(2,375)	6.56	-
Canceled or expired	(72,343)	13.47	-
Options Outstanding at May 31, 2025	413,866	$19.29	$18,000
Granted	89,425	2.48	-
Exercised	-	-	-
Canceled or expired	(48,907)	11.01	-
Options Outstanding at May 31, 2026	454,384	16.88	12,000
Options vested and exercisable at May 31, 2026	306,176	$23.25	$-

The weighted average grant date fair value of options granted during 2026 and 2025 were $2.37 and $2.33, respectively.

Share-based compensation expense recognized related to stock options for the years ended May 31, 2026 and 2025 is $237,000 and $396,000, respectively.

Activity as to Restricted Stock Awards outstanding is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Restricted Stock Awards at May 31, 2025	97,500	$2.51
Granted	195,000	2.61
Vested	(68,595)	2.61
Forfeited	(55,468)	2.57
Restricted Stock Awards at May 31, 2026	168,437	$2.57

Share-based compensation expense recognized related to restricted stock awards for the years ended May 31, 2026 and 2025 are $239,000 and $64,000, respectively.

As of May 31, 2026, total share-based compensation expense related to non-vested stock option awards not yet recognized totaled approximately $383,000 and total share-based compensation expense related to non-vested restricted stock awards not yet recognized totaled approximately $309,000. The weighted-average period over which these amounts are expected to be recognized is 2.75 years and 2.06 years, respectively. The weighted average remaining contractual term of options that were exercisable on May 31, 2026 was 4.66 years. The weighted average remaining contractual term of options that were vested, exercisable, or expected to vest on May 31, 2026 was 5.86 years.

COMMON STOCK ACTIVITY

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC, allowing us to issue up to $20,000,000 in common shares. Under this registration statement, shares of our common stock may be sold from time to time for up to three years from the filing date. On May 10, 2024, we filed a prospectus supplement with the SEC, as part of the registration statement filed on September 28, 2023, which was declared effective on September 29, 2023. This supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM offerings, as defined in Rule 415 under the Securities Act.

During the year ended May 31, 2026, we sold 580,452 shares of our common stock at prices ranging from $2.20 to $4.02 pursuant to the 2024 ATM Offering, which resulted in gross proceeds of approximately $1,874,000 and net proceeds to us of $1,827,000 after deducting commissions for each sale and legal, accounting, and other fees related to offering in the amount of $47,000. As part of this transaction, we expensed $7,000 in deferred offering costs during the year ended May 31, 2026.

PREFERRED STOCK ACTIVITY

There was no preferred stock activity for the years ended May 31, 2026 and 2025.

NOTE 7: INCOME TAXES

Provision for income taxes for the years ended May 31, 2026 and 2025 consists of the following:

	For the Year Ended May 31,
	2026	2025
Current:
U.S. Federal	$-	$-
Foreign Taxes Subsidiaries	22,000	-
State and local	1,000	1,000
Total current	23,000	1,000
Deferred:
U.S. Federal	-	-
State and local	-	-
Total deferred	-	-
Income tax expense	$23,000	$1,000

Provision for income taxes differs from the amounts computed by applying the United States Federal income tax rate applicable for each year (21% for 2026 and 2025) to pretax income as a result of the following:

	For the Year Ended May 31,
	2026	2025
Computed “expected” tax benefit	$(753,000)	$(1,044,000)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	587,000	952,000
State income taxes, net of federal benefit	72,000	90,000
Permanent tax differences and other	(16,000)	(75,000)
Stock based compensation benefit	-	3,000
Foreign taxes of subsidiaries	133,000	75,000
Income tax expense	$23,000	$1,000

The tax effect of significant temporary differences is presented below:

	May 31,
	2026	2025
Deferred tax assets:
Accounts receivable, principally due to allowance for credit losses	$11,000	$9,000
Inventory valuation	110,000	132,000
Compensated absences	92,000	89,000
Net operating loss carryforwards	8,922,000	7,840,000
Tax credit carryforwards	1,496,000	1,450,000
Deferred rent expense/capitalized leases	3,000	7,000
Stock options	1,729,000	1,656,000
Sec 174 capitalized costs	399,000	567,000
Losses of foreign subsidiaries and other, net	(92,000)	1,000
Accumulated depreciation and amortization	6,000	(3,000)
Total deferred tax assets	12,676,000	11,748,000
Less valuation allowance	(12,676,000)	(11,748,000)
Net deferred tax asset	$-	$-

We have provided a valuation allowance of approximately $12,676,000 and $11,748,000 as of May 31, 2026 and 2025, respectively. The net change in the valuation allowance for the years ended May 31, 2026 and 2025 was an increase of $928,000 and $1,379,000, respectively. We have recorded a full valuation allowance against its United States and foreign deferred tax assets in each of the years ended May 31, 2026 and 2025 because our management believes that it is more likely than not that these assets will not be realized.

On May 31, 2026, we have Federal income tax net operating loss carryforwards of approximately $32,381,000. On May 31, 2026, we have California state income tax net operating loss carryforwards of approximately $30,381,000. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2030 for federal and state purposes. Federal net operating losses beginning in 2018 have no expiration date.

We adopted ASU 2023-09 on a prospective basis for the year ended May 31, 2026 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended May 31, 2026:

For the Year Ended May 31	2026

Federal taxes	$-
State taxes	-
Foreign taxes:
Mexico	9,000
Europe	13,000
Total cash taxes paid	$22,000

As of May 31, 2026, we have Federal research and development tax credit carryforward of approximately $988,000. The Federal credits begin to expire in 2028. We also had similar credit carryforwards for state purposes of $643,000 on May 31, 2026, which do not expire.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss (“NOL”) and credit carryforwards may be limited by statute because of a cumulative change in ownership of more than 50%. Pursuant to Sections 382 and 383 of the IRC, the annual use of our NOLs and credit carryforwards would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the IRC of greater than 50% in a three-year period). Management has not performed an analysis to determine if we have had a cumulative change in ownership of greater than 50%.

For the year ended May 31, 2026, we performed an analysis and have not identified any uncertain tax positions as defined under ASC 740. Should such position be identified in the future, and should we owe interest and penalties as a result of this, these would be recognized as interest expense and other expense, respectively, in the consolidated financial statements. We are generally no longer subject to any income tax examinations by US federal or state tax authorities for years before fiscal 2022.

The 2017 Tax Cuts and Jobs Act (“TCJA”) changed the treatment of Section 174 research and experimental costs beginning January 1, 2022. Historically, taxpayers had the option of expensing Section 174 costs currently or amortizing over five years. The TCJA provision required taxpayers to capitalize such costs and amortize over five years for research conducted domestically or fifteen years if conducted outside of the United States.

The One Big Beautiful Bill Act (“OBBBA”) was signed by President Trump on July 4, 2025. OBBBA generally removes the capitalization requirement for domestic research and development expenditures, allowing us the option to expense Section 174 costs again. We do not expect this change in law to have any material effect on our consolidated financial statements.

NOTE 8: GEOGRAPHIC INFORMATION

We operate as one segment. Geographic information regarding net sales is approximately as follows:

	For The Year Ended May 31,
	2026		2025
Revenues from sales to unaffiliated customers:
North America	$1,466,000	33%	$1,658,000	31%
Asia	1,409,000	32%	1,718,000	32%
Europe	1,117,000	25%	1,297,000	24%
Middle East	446,000	10%	630,000	12%
South America	15,000	0%	8,000	0%
Total	$4,453,000		$5,311,000

NOTE 9: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On May 31, 2026, we had approximately 22,000 square feet of floor space at our corporate headquarters at 17571 Von Karman Avenue in Irvine, California, which we have been leasing since 2009. This facility includes administration, research and development, certain manufacturing, shipping and inventory storage. In May 2026, we exercised the additional five-year extension option and entered into a lease extension agreement with the landlord, extending the lease for an additional five-year term commencing September 1, 2026, and expiring August 31, 2031. The monthly base rent at the commencement of the extended term will be approximately $28,400 and is subject to scheduled increases during the lease term.

In November 2016, our Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space located in Mexicali, Mexico. The lease includes an option to renew for an additional 10-year term. As of May 31, 2026, management determined that exercise of the renewal option was reasonably certain and, accordingly, the additional 10-year renewal period was included in the lease term used to measure the related right-of-use asset and lease liability. As of the date of this Annual Report, documentation formalizing the renewal had not yet been executed with the landlord. The current rent is approximately $4,300 per month. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process. In addition, we lease a small office in Lindau, Germany, on a month-to-month basis, which serves as the headquarters of BioEurope GmbH, our German subsidiary.

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal options periods that we are reasonably certain of exercising. Our office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liabilities. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for some maintenance and operating costs. Such amounts are generally variable and therefore not included in the measurement of the right-of-use asset and related lease liabilities, but are instead recognized as variable lease expense in the consolidated statements of operations and comprehensive loss when they are incurred.

The following table presents information on our operating leases for the years ended May 31, 2026 and 2025:

	For the Year Ended May 31,
	2026	2025
Operating lease cost	$357,000	$353,000
Variable lease cost	13,000	11,000
Short-term lease cost	4,000	11,000
Total lease cost	$374,000	$375,000

The future minimum lease payments of our operating lease liabilities by fiscal year are as follows:

Operating Leases
2027	$392,000
2028	402,000
2029	416,000
2030	431,000
2031	446,000
Thereafter	379,000
Total minimum future lease payments	2,466,000
Less: imputed interest	583,000
Total operating lease liabilities	$1,883,000

The following table summarizes our other supplemental lease information for the years ended May 31, 2026 and 2025:

	For the Year Ended May 31,
	2026	2025
Cash paid for operating lease liabilities	$376,000	$366,000
Weighted-average remaining lease term (years)	6.21	1.23
Weighted-average discount rate	9.00%	6.50%

We also have various insignificant leases for office equipment.

RETIREMENT SAVINGS PLAN

Effective September 1, 1986, we established a 401(k) plan for the benefit of our employees. The plan permits eligible employees to contribute to the plan up to the maximum percentage of total annual compensation allowable under the limits of IRC Sections 415, 401(k) and 404. We, at the discretion of our Board of Directors, may make contributions to the plan in amounts determined by the Board each year. We have not made contributions since the plan’s inception.

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

There were no legal proceedings pending as of May 31, 2026.

CONTRACT AND LICENSING AGREEMENTS

We have one royalty agreement in which we have obtained rights to manufacture and market certain products for the life of the products. Royalty expenses of approximately $7,000 are included in cost of sales for the agreement for each of the years ended May 31, 2026 and 2025, respectively. Sales of products manufactured under these agreements comprise approximately 0.2% and 1.0% of total sales for the years ended May 31, 2026 and 2025, respectively. We may license other products or technology in the future as we deem necessary for conducting business. We have other royalty agreements; however, they are not considered material.

NOTE 10: RELATED-PARTY NOTE PAYABLE

On May 29, 2026, in connection with the Securities Purchase Agreement described in Note 2, we received $500,000 in cash and issued a secured promissory term note in the principal amount of $500,000 to our Chief Executive Officer, who is also a purchaser in the proposed sale of our investment in Diagnosis S.A.

The note bears interest at 8% per annum and matures on May 29, 2027. Principal and accrued interest are payable at maturity, and the note may be prepaid at any time without penalty or premium. The note is secured by our ownership interest in 78,750 shares of Diagnosis S.A.

Under the original terms of the note, upon completion of the transfer of the Diagnosis S.A. shares, the outstanding principal would be deemed satisfied, and the accrued interest would be forgiven, except that we would be required to pay an amount equal to a minimum of 60 days of interest on the original principal balance.

As of May 31, 2026, the share transfer had not been completed. Accordingly, the outstanding principal balance of $500,000 was classified as a current related-party secured promissory note payable in the accompanying consolidated balance sheet. Accrued interest was approximately $216 as of May 31, 2026.

NOTE 11: SUBSEQUENT EVENTS

On December 12, 2025, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 300,000,000 shares. On June 10, 2026, we filed the Certificate of Amendment with the Secretary of State of the State of Delaware, at which time the amendment became effective. Following the effectiveness of the amendment, we are authorized to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On August 20, 2026, we entered into entered into a Securities Purchase Agreement (the “B. Riley Purchase Agreement”) with certain institutional and individual investors identified on the signature pages thereto, which included among others B. Riley Principal Capital, LLC and all the members of our Board of Directors and our Chief Executive Officer (collectively, the “Purchasers”), pursuant to which we agreed to issue and sell an aggregate of 1,393,705 shares of our common stock, par value $0.08 per share (the “Shares”), at a purchase price of $1.60 per Share, for aggregate gross proceeds of approximately $2,230,000 (the “Private Placement”). The closing of the Private Placement occurred on August 26, 2026 (the “Closing Date”). The Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In connection with the Private Placement, on August 20, 2026, we entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which we agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement to register and provide for the resale of the Shares and to use commercially reasonable efforts to cause such registration statement to become effective and remain effective for the periods specified therein. We are required to file such registration statement within 30 calendar days of the Closing Date and to use its commercially reasonable efforts to have such registration statement declared effective within 30 calendar days of the closing date (or 60 calendar days in the event of a “full review” by the SEC). If we fail to satisfy certain filing or effectiveness obligations under the Registration Rights Agreement, we are obligated to pay the Purchasers liquidated damages equal to 1.0% of the aggregate purchase price paid by such Purchaser, subject to a maximum aggregate cap of 5.0% of such Purchaser’s subscription amount.

