Form 10-K/A
period 2026-05-31
BIOMERICA INC
filed 2026-09-28
CIK 73290

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The outstanding number of shares of common stock, par value $0.08 per share, as of September 28, 2026 was 4,598,968.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the “2026 Annual Report”), originally filed by Biomerica, Inc. with the Securities and Exchange Commission (the “SEC”) on August 31, 2026. References throughout this Amendment No. 1 to “Biomerica, Inc.”, “Biomerica”, “we”, “us”, “our”, or the “Company” refer to Biomerica, Inc. and its subsidiaries, taken as a whole, unless the context otherwise indicates.

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for our 2026 Annual Meeting of stockholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended May 31, 2026. Accordingly, this Amendment No. 1 is being filed solely to:

●	amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2026 Annual Report, in their entirety as set forth herein; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements are included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 are not being furnished with this Amendment No. 1.

Except as set forth above, no other Items of our 2026 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2026 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2026 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2026 Annual Report.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth, as of September 28, 2026, the name and current age of each member of our Board of Directors, the year in which each director began serving on the Board, and each director’s current position or positions with the Company. Except as otherwise disclosed herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected as a director. There are no family relationships among any of our directors or executive officers.

Under the Securities Purchase Agreement entered into on August 20, 2026, B. Riley Principal Capital, LLC has the right, subject to the terms of that agreement and applicable Nasdaq requirements, to designate one representative for election or appointment to the Board for so long as the B. Riley purchasers beneficially own, in the aggregate, securities representing at least 10% of the voting power of the Company’s outstanding Common Stock. As of September 28, 2026, no individual had been designated to serve as the B. Riley board representative.

Name	Age	Director Since	Positions Held
Zackary Irani	60	1997	Chief Executive Officer and Director
Allen Barbieri	68	1999	Executive Vice-Chairperson of the Board and Corporate Secretary
Gary Huff	60	2025	Director, Chairperson of the Nominating and Corporate Governance Committee, and member of the Audit and Compensation Committees
Eric Bing Chin	46	2025	Director, Chairperson of the Audit Committee, and member of the Compensation and Nominating and Corporate Governance Committees
David Moatazedi	48	2022	Director, Chairperson of the Compensation Committee, and member of the Audit and Nominating and Corporate Governance Committees

Background of Directors

Zackary Irani

Mr. Zackary Irani has served as a director and Chief Executive Officer of the Company since April 1997. Until June 2024, Mr. Zackary Irani served as the Chairperson of the Board from April 1997. Prior to that time, Mr. Zackary Irani served as the Company’s Vice President of Business Development. He has been an employee of the Company since 1986. During the fiscal years 2008 and 2009, Mr. Zackary Irani also served as Chairperson of the Board of Lancer Orthodontics, Inc., a medical device company with manufacturing operations in the U.S. and Mexico, and served as Lancer’s Chief Executive Officer from April 1997 until April 2004. Mr. Zackary Irani holds a BS degree and an M.B.A degree from the University of California, Irvine - The Paul Merage School of Business.

We believe Mr. Zackary Irani is qualified to serve on our Board because of his service as the Chief Executive Officer of the Company, his extensive knowledge of the Company’s business and operations, his financial expertise, his education, and his knowledge of the business sector in which the Company competes.

Allen Barbieri

Mr. Allen Barbieri has served as an Executive Vice-Chairperson of the Board and Corporate Secretary of the Company since August 2020. Since January 2022, Mr. Barbieri has also concurrently served as the Chief Executive Officer of Küleon LLC, a small private biotech company engaged in development of therapeutic drugs targeting neurologic disorders. From October 1999 through August 2020, Mr. Allen Barbieri also served as an outside independent director of the Company. From March 2015 to April 2022, Mr. Allen Barbieri served as a member of the board of directors of CareTrust REIT, Inc. (NYSE:CTRE), an $8 billion market cap. real estate investment trust, where he served as Chairman of the Corporate Governance and Nominating Committee and as a member of the Audit and Compensation Committees. From January 2010 to March 2018, Mr. Allen Barbieri served as the Chief Executive Officer of Biosynthetic Technologies, a privately held, renewable specialty chemicals company, with BP and Monsanto as primary owners. Prior to that, from April 2004 to September 2009, Mr. Barbieri served as the Chief Executive Officer of Lancer Orthodontics, Inc., a medical device company with manufacturing operations in the U.S. and Mexico. From 1998 to 1999, he served as President and Chief Financial Officer of BUY.COM, a major internet retailer, and from 1994 to 1999 Mr. Barbieri was President and Chief Executive Officer of Pacific National Bank. Mr. Allen Barbieri holds an MBA from Massachusetts Institute of Technology (MIT).

We believe Mr. Allen Barbieri is qualified to serve on our Board due to his extensive knowledge of the Company’s business and operations, his financial expertise in investment banking and experience as a Chief Executive Officer and Chief Financial Officer of public and private institutions, his education, and his prior experience as a board member of numerous public and private companies.

Eric Bing Chin, CPA

Mr. Eric Bing Chin, CPA has served as a Director of the Company since 2025. Mr. Chin has served as the Principal Strategic Advisor and Chief Financial Officer of Xcelerant since 2022. Mr. Chin has served as a Board Advisor of PandoBlox and an Advisory Board Member of Owl Therapy since 2025.

From 2023 to 2025, Mr. Chin served as a board member, Treasurer, and Secretary of Rhode Island Primary Care Physicians Corporation and as Chief Financial Officer of Akido. From 2018 to 2022, Mr. Chin served as Chief Financial Officer at Astrana Health, a publicly traded company and member of the S&P SmallCap 600. From 2011 to 2018, Mr. Chin served in finance leadership positions within Public Storage and Alexandria Real Estate Equities, both of which are publicly traded and members of the S&P 500. From 2002 to 2011, Mr. Chin served as a practicing CPA with EY, a global public accounting firm. Mr. Chin holds a BA degree from UCLA.

Mr. Chin serves and volunteers as an advisory board member for AI 2030, a board member for AMBITION, a fundraiser for the American Heart Association, and a fundraiser for the Covenant House of Los Angeles. He also actively mentors for the UCLA Alumni mentoring program. Mr. Chin is also a member of the National Association of Corporate Directors and a member of the Healthcare Financial Management Association

We believe Mr. Chin is qualified to serve on our Board due to his prior experience serving as a member of the board of directors of various companies, his experience as a Chief Financial Officer of healthcare companies, his financial expertise with publicly traded companies as a CPA, and his education.

David Moatazedi

Mr. David Moatazedi has served as a Director of the Company since December 2022. Mr. David Moatazedi has served as the President and Chief Executive Officer, and as a member of the board of directors of Evolus, Inc. (“Evolus”) (NASDAQ: EOLS), since May 2018. Evolus is a publicly traded life sciences company headquartered in Orange County, California, with a market capitalization of approximately $500 million. From March 2017 to June 2020, David also served as an independent board member of Obalon Therapeutics, a publicly traded life sciences company that was later merged into ReShape Lifesciences Inc. From 2016 to 2018, Mr. David Moatazedi served as Senior Vice President at Allergan Inc. (“Allergan”), and head of the U.S. Medical Aesthetics division. Mr. David Moatazedi also worked in various other leadership positions within Allergan since 2005, including Vice President, Sales and Marketing of the U.S. Facial Aesthetics, and the U.S. Plastic Surgery Divisions. Before Allergan, from 2000 to 2005 Mr. David Moatazedi was a district manager for Novartis Pharmaceuticals, a multinational pharmaceuticals company. Mr. David Moatazedi holds, an MBA from Pepperdine University and a BA degree from California State University, Long Beach.

We believe Mr. David Moatazedi is qualified to serve on our Board due to his education, his financial expertise, his experience as a Chief Executive Officer of a publicly traded life sciences company, his professional experiences, and his prior experience serving as a member of the board of directors of a public life science company.

Gary Huff

Mr. Gary M. Huff has served as a Director of the Company since October 2025. Since 2019, Mr. Huff has served as President of Take Charge, LLC, a laboratory business advisory firm that he founded. Prior to founding Take Charge, LLC, Mr. Huff held several senior executive leadership positions in the healthcare and clinical laboratory industries, including Chief Executive Officer of LabCorp Diagnostics, Chief Executive Officer of Baylor Genetics, and Chief Operating Officer of Solstas Lab Partners.

Mr. Huff has extensive experience leading complex healthcare and laboratory organizations, including publicly traded, private equity-backed, and health system-owned businesses. His executive experience includes strategic planning, operational leadership, business development, mergers and acquisitions, healthcare partnerships, and organizational transformation. He also brings experience working with Fortune 500 companies and advising healthcare organizations on strategic and operational matters.

Mr. Huff holds a Bachelor of Arts in General Studies/Psychology from Indiana University. We believe Mr. Huff’s extensive executive leadership experience, healthcare industry expertise, and experience in strategy, operations, and corporate governance provide valuable perspective to the Board and qualify him to serve as a Director of the Company.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Executive Officer Since	Position(s)
Zackary Irani	60	1997	Chief Executive Officer
Allen Barbieri	68	2020	Executive Vice-Chairperson of the Board and Corporate Secretary
Xiaoxuan (“Jenny”) Qu	33	2026	Principal Financial Officer and Principal Accounting Officer

Biographical information regarding Messrs. Irani and Barbieri appears above under “Background of Directors.” The following provides biographical information regarding Ms. Qu, our executive officer who is not a director.

Xiaoxuan (“Jenny”) Qu

Ms. Xiaoxuan (“Jenny”) Qu, age 33, was appointed by the Board of Directors as the Company’s Principal Financial Officer and Principal Accounting Officer, effective August 27, 2026. In connection with her appointment, Ms. Qu was authorized to sign, on behalf of management and the Company, reports and filings submitted to the Securities and Exchange Commission. Until a Chief Financial Officer is appointed, Ms. Qu is also authorized, with the approval of the Company’s Chief Executive Officer, to execute documents that would ordinarily be signed by the Chief Financial Officer.

Ms. Qu has served as the Company’s Vice President of Finance since January 2026. She joined the Company in June 2023 and previously served as Corporate Controller beginning in January 2024. Prior to joining the Company, Ms. Qu served in audit and assurance roles with HCVT, a public accounting firm, from August 2021 to May 2023 and previously held tax roles with Ernst & Young LLP. Ms. Qu holds a master’s degree from the University of California, Irvine and a bachelor’s degree in accounting from St. Thomas University.

Ms. Qu was not appointed pursuant to any arrangement or understanding between her and any other person. There are no family relationships between Ms. Qu and any director or executive officer of the Company. Ms. Qu is not a party to any transaction required to be disclosed under Item 404(a) of Regulation S-K. Her appointment as Principal Financial Officer and Principal Accounting Officer did not result in any change to her existing compensation arrangements.

BOARD DIVERSITY

The diversity of the Company’s Board is listed below and is reviewed annually by the Board.

Board Diversity Matrix (as of September 28, 2026)
Total Number of Directors	5
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	5	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

LEGAL PROCEEDINGS

To our knowledge, during the past ten years, none of our directors or executive officers has been involved in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

The Board maintains an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. For the fiscal year ended May 31, 2026, the Board held seven in-person or telephonic Board meetings, three of which were strategy and update meetings with management, and acted by unanimous written consent five times. The Audit Committee held four meetings; the Compensation Committee held four meetings; and the Nominating and Corporate Governance Committee held four meetings. During the fiscal year ended May 31, 2026, all directors attended 75% or more of the aggregate meetings of the Board and the Committees on which they served.

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

Our Board will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the nomination. To be timely, the notice must be received within the time frame set forth in our Bylaws and applicable SEC rules. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director for the Company if elected at the next annual meeting, a description of all arrangements or understandings between the nominating stockholder and the nominee, and certain other information about the nominating stockholder and the nominee.

The Governance Committee met three times during the fiscal year ended May 31, 2026. For the fiscal year ended May 31, 2026, the Committee was chaired by Dr. Jane Emerson until the Company’s 2025 Annual Meeting held on December 12, 2025, on which date Ms. Emerson left the Board. Following the 2025 Annual Meeting, Mr. Gary Huff became Chairperson of the Governance Committee, with Mr. David Moatazedi and Mr. Eric Bing Chin continuing as members of the Committee.

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

Historically, our Chief Executive Officer and Executive Vice-Chairperson have provided input and recommendations to the Compensation Committee on the compensation of executive officers and members of the Board. In addition, representatives from our executive management team and finance function have provided information or recommendations to the Compensation Committee regarding design of any cash and equity incentive programs. Also, while the Compensation Committee does not officially retain an executive compensation consultant, it does obtain from time to time industry and peer-group compensation information from certain national compensation consulting firms and other industry resources. The Compensation Committee reviews all of this input and information in determining and setting director and executive officer compensation plans. All decisions affecting executive officer compensation are made by the Compensation Committee, in its sole discretion.

The Compensation Committee met two times during the fiscal year ended May 31, 2026. One Compensation Committee meeting was held without management, and three Compensation Committee meetings were held with management attending at least a portion of the meeting. For the fiscal year ended May 31, 2026, the Compensation Committee was chaired by Mr. David Moatazedi. Following Ms. Catherine Coste’s resignation from the Board on June 4, 2025, Mr. Eric Bing Chin was appointed to the Compensation Committee. On October 7, 2025, Mr. Gary Huff was appointed to the Board and to the Compensation Committee. Dr. Jane Emerson served on the Committee until the 2025 Annual Meeting, at which time she did not stand for re-election, and left the Board. Following the 2025 Annual Meeting, the Compensation Committee consisted of Mr. David Moatazedi, as Chairperson, and Mr. Eric Bing Chin and Mr. Gary Huff as Committee members.

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

The Audit Committee met four times during the fiscal year ended May 31, 2026. For the fiscal year ended May 31, 2026, the Audit Committee included Ms. Catherine Coste, Dr. Jane Emerson, Mr. David Moatazedi, Mr. Eric Bing Chin and Mr. Gary Huff at various times during the year. On June 4, 2025, Ms. Catherine Coste resigned from the Board, thereby vacating her position as Chairperson of the Audit Committee, and Mr. Eric Bing Chin was appointed to the Board and as Chairperson of the Audit Committee. On October 7, 2025, Mr. Gary Huff was appointed to the Audit Committee. Dr. Jane Emerson served on the Audit Committee until the 2025 Annual Meeting, at which time she did not stand for re-election to the Board. Following the 2025 Annual Meeting, the Audit Committee consisted of Mr. Eric Bing Chin, as Chairperson, and Mr. David Moatazedi and Mr. Gary Huff as Committee members.

The Board has determined that Mr. Eric Bing Chin qualifies as an “audit committee financial expert” and that each member of the Audit Committee is financially literate. All members of the Audit Committee meet the independence standards set forth in applicable Securities and Exchange Commission (“SEC”) and Nasdaq rules.

DIRECTOR INDEPENDENCE

The Board reviews the independence of each director when he or she is elected to the Board and monitors their independence on a continual basis. The Board considers the transactions and relationships between each member and the Company in determining independence. The Board determines independence based on the definition of “Director Independence” as defined by SEC rules and as determined in accordance with Rule 5605 of the Marketplace Rules of Nasdaq. Based upon that review, the Board has affirmatively determined that David Moatazedi, Eric Bing Chin and Gary Huff are independent, (collectively, the “Independent Directors”). The Board has also determined that each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee satisfies the independence requirements applicable to each committee on which he serves.

BOARD LEADERSHIP STRUCTURE

The Board selects a Chairperson in a manner it determines to be in the best interests of the Company. It is in the Board’s discretion to determine whether the same individual should serve as both the Chief Executive Officer and Chairperson of the Board or whether those roles should be separated. This flexibility permits the Board to organize its functions and conduct its business in a manner it deems most effective in then-prevailing circumstances and to select the individual it considers to be best-suited to serve as Chairman of the Board at any particular time. At this time, the Board has not appointed a Chairperson.

BOARD ROLE IN RISK OVERSIGHT

The Board is responsible for oversight of material risks facing the Company, including financial, cybersecurity, and compliance risks, while our management team is responsible for the day-to-day management of risk. In addition, the Board has delegated oversight of certain categories of risk to the Audit Committee and the Compensation Committee, each of which is composed entirely of independent directors. The Audit Committee and the Compensation Committee respectively report to the Board as appropriate on matters that involve specific areas of risk that each committee oversees.

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

CODE OF ETHICS

The Company’s Code of Business Conduct and Ethics, which applies to all directors, officers and employees of the Company, including our executive officers, is available on the Company’s website at www.biomerica.com under the Investor Relations section. Stockholders may also obtain a printed copy of the Code of Business Conduct and Ethics, free of charge, by writing to the Corporate Secretary of the Company at our principal executive offices.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of securities to file initial reports of ownership of our stock and reports of changes in such ownership with the SEC. To our knowledge, all required filings pursuant to Section 16(a) were timely made during the fiscal year ended May 31, 2026 except (i) each of Zackary Irani, David Moatazedi, Allen Barbieri, Gary Huff, Gary Lu filed a late Form 4 on December 12, 2025 reporting one transaction, (ii) Eric Chin filed a late Form 4 on January 28, 2026 reporting one transaction, (iii) Xiaoxuan Qu filed a late Form 3 on September 8, 2026, and (iv) BRC Group Holdings, Inc. filed a late Form 3 on September 10, 2026.

INSIDER TRADING POLICY

We also maintain a Policy on Insider Trading governing the purchase or sale of our securities by our officers, directors and employees and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. We consider it improper and inappropriate for any employee, officer or director to engage in short-term or speculative transactions in our securities. The Policy on Insider Trading specifically prohibits officers, directors and other employees and consultants from engaging in short sales, margin accounts, pledging or hedging transactions of our securities. A copy of the Policy on Insider Trading Policy was filed as Exhibit 19.1 to our 2026 Annual Report.

COMPENSATION RECOVERY POLICY

We believe that it is in the best interests of the Company and its stockholders to create and maintain a culture that emphasizes integrity and accountability and reinforces our pay-for-performance compensation philosophy. We have adopted a compensation recovery policy, which has been filed as an exhibit to our 2026 Annual Report. The compensation recovery policy provides for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws and describes certain remedies available to the Board to address executive officers who have engaged in fraudulent or other intentional misconduct. Our compensation recovery policy applies to any compensation paid to executive officers that is granted, earned, or vested based wholly or in part upon attainment of a financial reporting measure.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION OF NAMED EXECUTIVE OFFICERS

In December 2025, our Compensation Committee conducted its annual review of the Company’s compensation plan for executive officers and directors for 2026. The Compensation Committee determined to leave cash compensation for executive officers unchanged and approved equity awards intended to further align the interests of executive officers and directors with the performance of the Company’s common stock.

Cash Compensation

We use base salary to compensate our Named Executive Officers for services rendered during the year and based on their experience, skills, responsibilities and contributions to the Company. Our Compensation Committee periodically reviews executive officer compensation and determines whether adjustments are appropriate.

Equity Compensation

We view equity awards as an important element of the total compensation of our Named Executive Officers. Although we do not specifically tie any portion of a Named Executive Officer’s equity compensation to Company performance, the Company utilizes stock options and restricted stock units (“RSUs”) as equity awards, the value of which is affected by the performance of the Company’s Common Stock. Stock options issued to Named Executive Officers generally vest over a multi-year period and are issued with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. As such, the value of these stock options is tied to increases in stockholder value. The vesting requirements applicable to our equity awards also serve as a means of retaining our Named Executive Officers and other employees.

The Compensation Committee and, if applicable, the Board typically grant equity awards, including stock options and RSUs, at regularly scheduled meetings. However, the timing of such awards may vary in connection with new hires, promotions or other circumstances. The Compensation Committee and the Board do not take material nonpublic information into account when determining the timing and terms of equity awards and do not time the release of material nonpublic information to affect the value of executive compensation.

The following table sets forth the total compensation earned by the Company’s Chief Executive Officer, Executive Vice-Chairperson of the Board and Corporate Secretary, and Chief Financial Officer (the “Named Executive Officers”) for the fiscal years ended May 31, 2026 and 2025.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Zackary Irani (1),	2026	$150,000	135,450	-	$285,450
Chairman & Chief Executive Officer	2025	$122,596	78,438	-	$201,034
Allen Barbieri (2),	2026	$88,000	77,400	-	$165,400
Director, Executive Vice-Chairperson of the Board and Corporate Secretary	2025	$93,415	34,513	-	$127,928
Gary Lu (3),	2026	$233,454	103,200	50,000	$386,654
Chief Financial Officer	2025	$260,000	51,769	-	$311,769

(1)	As part of cost reduction measures during the fiscal year ended May 31, 2025, Mr. Zackary Irani voluntarily reduced his annual base salary from $150,000 to $75,000 effective August 1, 2024. Effective January 1, 2025, Mr. Irani’s annual base salary was reinstated to $150,000 and remained at that level through the fiscal year ended May 31, 2026. No management incentive cash bonus was paid to Mr. Irani for the fiscal year ended May 31, 2026. During the fiscal year ended May 31, 2026, Mr. Irani was granted 52,500 restricted stock units (“RSUs”) with an aggregate grant-date fair value of $135,450, based on the market price of the Company’s common stock of $2.58 per share on the grant date. The RSUs vest in four equal annual installments beginning on December 12, 2026, subject to Mr. Irani’s continued service through each applicable vesting date.

(2)	As part of cost reduction measures during the fiscal year ended May 31, 2025, Mr. Allen Barbieri voluntarily reduced his annual base salary from $110,000 to $88,000 effective August 1, 2024. Mr. Barbieri’s annual base salary remained at $88,000 through the fiscal year ended May 31, 2026. No management incentive cash bonus was paid to Mr. Barbieri for the fiscal year ended May 31, 2026. During the fiscal year ended May 31, 2026, Mr. Barbieri was granted 30,000 RSUs with an aggregate grant-date fair value of $77,400, based on the market price of the Company’s common stock of $2.58 per share on the grant date. The RSUs are scheduled to cliff vest 100% on December 12, 2026, subject to Mr. Barbieri’s continued service through the vesting date.

(3)	During the fiscal year ended May 31, 2026, Mr. Gary Lu served as Chief Financial Officer until his resignation became effective on April 14, 2026. His annual base salary remained at $260,000 through his resignation date. In connection with his departure, Mr. Lu received approximately $50,000 for accrued and unused paid time off, which is included in All Other Compensation in the Summary Compensation Table. No management incentive cash bonus was paid to Mr. Lu for the fiscal year ended May 31, 2026. During the fiscal year ended May 31, 2026, Mr. Lu was granted 40,000 RSUs with an aggregate grant-date fair value of $103,200, based on the market price of the Company’s common stock of $2.58 per share on the grant date. The RSUs were scheduled to vest in four equal annual installments beginning on December 12, 2026, subject to Mr. Lu’s continued service through each applicable vesting date. Because Mr. Lu resigned before the first vesting date of this award, all 40,000 unvested RSUs were forfeited in accordance with their terms.

Employment Agreement

Mr. Gary Lu was party to a written employment agreement with the Company in connection with his service as Chief Financial Officer (the “Lu Employment Agreement”). Mr. Lu resigned from his positions with the Company effective April 14, 2026.

Under the Lu Employment Agreement, Mr. Lu was entitled to accrued but unpaid base salary and accrued but unused paid time off upon his resignation. In connection with his resignation, Mr. Lu received approximately $50,000 for accrued and unused paid time off. Mr. Lu did not receive any severance payment in connection with his resignation.

The Company has a written employment agreement with Zack Irani for his role as the Chief Executive Officer of the Company (the “Irani Employment Agreement”). Mr. Irani’s employment is at-will and may be terminated by him or the Company at any time, with or without cause or notice. Pursuant to the Irani Employment Agreement, Mr. Irani is entitled to separation pay under the following circumstances:

i.	Termination by the Company for Cause: If the Company terminates Mr. Irani for Cause (as defined in the Irani Employment Agreement), Mr. Irani is entitled to all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination.

ii.	Termination by the Company without Cause: If the Company terminates Mr. Irani without Cause (as defined in the Irani Employment Agreement), Mr. Irani shall be paid all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination. In the event Mr. Irani is terminated by the Company without Cause, including following a Change in Control (as defined by the Irani Employment Agreement), he will be eligible for severance pay that is equal to 12 months of Mr. Irani’s base pay, provided that he executes and does not revoke a customary general release of claims against the Company and its affiliates, officers, directors, agents, and employees (the “Severance Payment”).

iii.	Termination by the Employee with Cause: If Mr. Irani terminates his employment with the Company with Cause, including a termination with Cause following a Change in Control, he will be eligible for a Severance Payment. In the event of a termination of employment by Mr. Irani with Cause following a Change in Control, all unvested restricted stock grants and unvested stock options previously issued to him shall become immediately vested and exercisable.

The Company has a written employment agreement with Allen Barbieri for his role as the Corporate Secretary and Executive Vice Chairman of the Company (the “Barbieri Employment Agreement”). Mr. Barbieri’s employment is at-will and may be terminated by him or the Company at any time, with or without cause or notice. Pursuant to the Barbieri Employment Agreement, Mr. Barbieri is entitled to separation pay under the following circumstances:

i.	Termination by the Company for Cause: If the Company terminates Mr. Barbieri for Cause (as defined in the Barbieri Employment Agreement), Mr. Barbieri is entitled to all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination.

ii.	Termination by the Company without Cause: If the Company terminates Mr. Barbieri without Cause (as defined in the Barbieri Employment Agreement), Mr. Barbieri shall be paid all accrued but unpaid base salary and any accrued but unused paid time-off to the date of the termination. In the event Mr. Barbieri is terminated by the Company without Cause, including following a Change in Control (as defined by the Barbieri Employment Agreement), he will be eligible for severance pay that is equal to 12 months of Mr. Barbieri’s base pay, provided that he executes and does not revoke a customary general release of claims against the Company and its affiliates, officers, directors, agents, and employees (the “Severance Payment”).

iii.	Termination by the Employee with Cause: If Mr. Barbieri terminates his employment with the Company with Cause, including a termination with Cause following a Change in Control, he will be eligible for a Severance Payment. In the event of a termination of employment by Mr. Barbieri with Cause following a Change in Control, all unvested restricted stock grants and unvested stock options previously issued to him shall become immediately vested and exercisable.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisabe	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	1/22/2018	9,375	0	0	$31.20	1/22/2028	0	0	0	0
	12/20/2018	18,750	0	0	$18.00	12/20/2028	0	0	0	0
	12/19/2019	15,625	0	0	$22.48	12/19/2029	0	0	0	0
Zackary Irani	12/10/2020	9,827	0	0	$50.88	12/10/2030	0	0	0	0
	12/9/2021	12,500	0	0	$35.68	12/9/2031	0	0	0	0
	12/7/2023	9,844	3,281	0	$13.36	4/20/2033	0	0	0	0
	12/13/2023	9,688	9,687	0	$7.91	12/13/2033	0	0	0	0
	12/13/2024	0	0	0	$-		23,437	$55,961	0	0
	12/12/2025	0	0	0	$-		52,500	$125,354	0	0
	1/22/2018	3,125	0	0	$31.20	1/22/2028	0	0	0	0
	12/20/2018	6,250	0	0	$18.00	12/20/2028	0	0	0	0
	12/19/2019	6,250	0	0	$22.48	12/19/2029	0	0	0	0
Allen Barbieri	12/10/2020	3,750	0	0	$50.88	12/10/2030	0	0	0	0
	12/9/2021	5,625	0	0	$35.68	12/9/2031	0	0	0	0
	12/7/2023	6,250	0	0	$13.36	4/20/2033	0	0	0	0
	12/13/2023	12,500	0	0	$7.91	12/13/2033	0	0	0	0
	6/4/2025	0	0	0	$-		0	0	0	0
	12/13/2024	0	0	0	$-		30,000	$71,631	0	0
	4/6/2023	9,375	0	0	$13.92	4/6/2033	0	0	0	0
Gary Lu	12/13/2023	9,688	0	0	$7.91	12/13/2033	0	0	0	0
	12/12/2025	0	0	0	$-		0	0	0	0
	12/13/2024	0	0	0	$-		0	0	0	0

(1)	The vesting dates coincide with the option grant date annually for options held at fiscal year-end. The market value of unvested RSUs was calculated based on the closing price of the Company’s common stock of $2.39 per share on May 29, 2026, the last trading day of fiscal 2026.

(2)	For Mr. Zackary Irani, 25% of the option award granted on December 7, 2023 vested immediately, while the remaining 75% vest in equal installments over a 36-month period. The option award granted on December 13, 2023 vests in four equal annual installments beginning on December 13, 2024. The RSUs granted to Mr. Irani on December 13, 2024 vest in four equal annual installments beginning on December 13, 2025. The RSUs granted to Mr. Irani on December 12, 2025 vest in four equal annual installments beginning on December 12, 2026, in each case subject to Mr. Irani’s continued service through each applicable vesting date.

(3)	For Mr. Allen Barbieri, the RSUs granted on December 13, 2024 vested 100% on December 13, 2025, and the RSUs granted on December 12, 2025 vest 100% on December 12, 2026.

(4)	Following Mr. Lu’s resignation effective April 14, 2026, all unvested option awards and RSU awards were forfeited, and his vested option awards remained exercisable for 90 days following his resignation, through July 13, 2026.

INDEPENDENT DIRECTOR COMPENSATION

Our independent directors receive cash compensation and equity awards as part of their annual compensation for service on the Board. The cash component of the Board retainer is paid quarterly, while equity awards are granted pursuant to the Company’s equity incentive plan and vest in accordance with the terms of the applicable awards. Director compensation is subject to review and adjustment from time to time by the Compensation Committee and the Board.

The annual cash retainer fees for independent directors are paid according to the following schedule:

INDEPENDENT DIRECTOR COMPENSATION

Annual Cash Retainer (paid quarterly)	$45,000

The following table presents the compensation of Independent Directors for the fiscal year ended May 31, 2026.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Value ($)
Catherine Coste	$-	-	(1)	-	-	-	-	$-
Jane Emerson, M.D., Ph.D.	$26,250	-	(2)	-	-	-	-	$26,250
David Moatazedi	$52,500	51,600	(3)	-	-	-	-	$104,100
Eric Bing Chin	$45,000	89,931	(4)	-	-	-	-	$134,931
Gary Huff	$33,750	51,600	(5)	-	-	-	-	$85,350

(1)	As of May 31, 2026, Ms. Catherine Coste had 22,125 unexercised option awards outstanding. She had no unvested stock awards outstanding as of May 31, 2026.

(2)	As of May 31, 2026, Dr. Jane Emerson had 30,250 unexercised option awards outstanding. She had no unvested stock awards outstanding as of May 31, 2026.

(3)	As of May 31, 2026, Mr. David Moatazedi had 16,500 unexercised option awards outstanding and 20,000 unvested RSU awards outstanding. Mr. Moatazedi’s cash compensation included the $45,000 annual Board retainer and a $7,500 stipend for serving as Chair of the Compensation Committee for the period ended November 30, 2025, after that date annual cash compensation for all independent directors was reduced to $45,000, and paid quarterly. Cash fees paid to directors who served for only a portion of fiscal 2026 were prorated to reflect their respective periods of service.

(4)	As of May 31, 2026, Mr. Eric Bing Chin had 22,500 unvested RSU awards outstanding.

(5)	As of May 31, 2026, Mr. Gary Huff had 20,000 unvested RSU awards outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 28, 2026, certain information regarding the beneficial ownership of our Common Stock by (i) each person known by us to beneficially own more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers (as defined under “Executive Compensation of Named Executive Officers”), and (iv) all current executive officers and directors of the Company as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, each person listed has sole voting and investment power with respect to the shares beneficially owned by such person. Unless otherwise indicated, the address of each beneficial owner is 17571 Von Karman Avenue, Irvine, California 92614.

5% or Greater Stockholders

NAME OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED (1)
B. Riley Principal Capital, LLC (1)	460,080	10.0%
Zackary S. Irani (2)	275,679	5.9%

Directors and Named Executive Officers

NAME OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED (1)
Zackary Irani (2)	275,679	5.9%
Allen Barbieri (3)	87,292	1.9%
David Moatazedi (4)	36,344	*
Gary Huff (5)	31,250	*
Eric Bing Chin (6)	16,250	*
Xiaoxuan(“Jenny”) Qu (7)	2,735	*
All executive officers and directors as a group (Six persons)	449,550	9.5%

*	Represents beneficial ownership of less than 1.0% of our outstanding Common Stock.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Shares of Common Stock that a person or group has the right to acquire within 60 days after September 28, 2026, pursuant to options, warrants, conversion privileges or other rights are deemed outstanding for purposes of determining the beneficial ownership and percentage ownership of such person or group, but are not deemed outstanding for purposes of determining the beneficial ownership or percentage ownership of any other person or group. Percentage ownership is based on 4,598,968 shares of Common Stock outstanding as of September 28, 2026, together with any shares that the applicable beneficial owner has the right to acquire within 60 days thereafter.

(2)	Includes 85,609 shares underlying options exercisable by Mr. Zackary Irani as of, or within 60 days after, September 28, 2026.

(3)	Includes 43,750 shares underlying options exercisable by Mr. Allen Barbieri as of, or within 60 days after, September 28, 2026.

(4)	Includes 15,719 shares underlying options exercisable by Mr. David Moatazedi as of, or within 60 days after, September 28, 2026.

(5)	Mr. Gary Huff had no stock options exercisable as of, or within 60 days after, September 28, 2026.

(6)	Mr. Eric Bing Chin had no stock options exercisable as of, or within 60 days after, September 28, 2026.

(7)	Includes 2,735 shares underlying options exercisable by Ms. Xiaoxuan (“Jenny”) Qu as of, or within 60 days after, September 28, 2026.

Equity Compensation Plan Information

The following table sets forth information as of May 31, 2026 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options or rights	Weighted Average exercise price of outstanding options or rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	454,384	$16.88	172,898
Equity compensation plans not approved by security holders	-	-	-
Total	454,384	$16.88	172,898

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Board, or an appropriate committee of the Board, reviews, approves and/or ratifies related-person transactions, as appropriate. In reviewing such transactions, the Board or applicable committee considers the terms of the transaction, the nature of the related person’s interest, whether the transaction is on terms no less favorable to the Company than those reasonably available from an unrelated third party and, in the case of directors, whether the transaction could affect the director’s independence under applicable SEC and Nasdaq rules.

As a smaller reporting company, we are required to disclose certain related-person transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years. Based on our total assets of approximately $6.8 million as of May 31, 2026 and approximately $5.9 million as of May 31, 2025, the applicable disclosure threshold is approximately $63,500.

Except as described below and under the headings “Executive Compensation” and “Independent Director Compensation,” since June 1, 2025, there have been no other transactions, arrangements or relationships, or series of similar transactions, and there are no currently proposed transactions, in which:

●	we or any of our subsidiaries were or will be a participant;
●	the amount involved exceeded or exceeds approximately $63,500; and
●	any director, director nominee, executive officer, beneficial owner of more than 5% of any class of our voting securities, or any immediate family member of any such person had or will have a direct or indirect material interest.

Sale of Investment in Diagnosis S.A. and Related-Party Promissory Note

On May 29, 2026, we entered into a Securities Purchase Agreement with Zackary S. Irani, our Chief Executive Officer and a director, and certain other purchasers, pursuant to which we agreed to sell our entire minority investment in Diagnosis S.A., a private medical products company headquartered in Poland, consisting of 78,750 shares, for an aggregate purchase price of $500,000. The transaction constituted a related-person transaction because Mr. Irani was a purchaser. The transaction was reviewed and approved by the Nominating and Corporate Governance Committee and the Board of Directors prior to May 29, 2026.

In connection with the transaction, the purchasers advanced the $500,000 purchase price to us pending completion of the applicable share-transfer procedures under Polish law, and we issued a secured promissory term note in the principal amount of $500,000 to Mr. Irani. The note bears interest at a rate of 8% per annum and matures on May 29, 2027. Principal and accrued interest are payable at maturity, and the note may be prepaid at any time without penalty or premium. The note is secured by our ownership interest in 78,750 shares of Diagnosis S.A.

Under the original terms of the note, upon completion of the transfer of the Diagnosis S.A. shares, the outstanding principal would be deemed satisfied and accrued interest would be forgiven, except that we would be required to pay an amount equal to a minimum of 60 days of interest on the original principal balance. As of September 28, 2026 the share transfer had not been completed, and the outstanding principal balance of the related-person secured promissory note was $500,000.

August 2026 Private Placement

On August 20, 2026, we entered into a Securities Purchase Agreement with certain institutional and individual investors, including B. Riley Principal Capital, LLC, our Chief Executive Officer and each other member of our Board of Directors,, pursuant to which we agreed to issue and sell an aggregate of 1,393,705 shares of our common stock at a purchase price of $1.60 per share for aggregate gross proceeds of approximately $2.23 million (the “Private Placement”). The Private Placement closed on August 26, 2026.

Our Chief Executive Officer and each member of our Board of Directors participated in the Private Placement on the same terms and at the same purchase price per share as the other investors. Their participation was as follows:

Name	Relationship to the Company	Shares Purchased	Purchase Price per Share	Aggregate Purchase Price
Zackary S. Irani	Director and Chief Executive Officer	31,250	$1.60	$50,000
Allen Barbieri	Director, Executive Vice-Chairperson of the Board and Corporate Secretary	20,000	$1.60	$32,000
Eric B. Chin	Director	6,250	$1.60	$10,000
Gary M. Huff	Director	31,250	$1.60	$50,000
David Moatazedi	Director	10,000	$1.60	$16,000
Total		98,750		$158,000

In connection with the Private Placement, we also entered into a Registration Rights Agreement with the purchasers, including the foregoing related persons, pursuant to which we agreed to file a registration statement with the SEC to register the resale of the shares purchased in the Private Placement and to use commercially reasonable efforts to cause such registration statement to become effective within the periods specified in the Registration Rights Agreement. On September 24, 2026, we filed a registration statement on Form S-3 with the SEC covering the resale of such shares.

The Securities Purchase Agreement also grants B. Riley Principal Capital, LLC the right, subject to the terms of the agreement and applicable Nasdaq requirements, to designate one representative for election or appointment to the Board for so long as the B. Riley Purchasers beneficially own, in the aggregate, securities representing at least 10% of the voting power of the Company’s outstanding Common Stock.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance - Director Independence” above for a discussion regarding the independence of the members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The approximate aggregate fees billed for professional services by our auditors in the fiscal years ended May 31, 2026 and 2025 were as follows:

	FISCAL YEAR	FISCAL YEAR
	2026	2025
FEES	($)	($)
Audit Fees(1)	$171,080	$163,650
Audit and review of the financial statements
Tax Fees(2)	-	-
Tax Consulting Services
All Other Fees(3)	4,000	8,000
Total	$175,080	$171,650

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in our Forms 10-Q, and for any other services that are normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

(2)	No fees were billed by Haskell & White LLP for tax compliance, tax advice or tax planning services during the fiscal years ended May 31, 2026 and 2025.

(3)	All Other Fees consist of the aggregate fees billed for products and services provided by our auditors and not otherwise included in Audit Fees, Audit-Related Fees, or Tax Fees. These include services such as providing consent for the Form S-8 filing.

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

PART IV

ITEM 15. EXHIBITS LIST AND FINANCIAL SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Incorporated by reference to Item 15(a)(1) of the 2026 Annual Report.

2.	Consolidated Financial Statement Schedules

Incorporated by reference to Item 15(a)(2) of the 2026 Annual Report.

3.	Exhibits

See below.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of Delaware on August 1, 2000 (incorporated by reference to Exhibit 3.8 filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000).

3.2	Amended and Restated Bylaws, as adopted on July 24, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 26, 2023).

3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 16, 2025).

3.4	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed August 31, 2026).

4.1	Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement on Form SB-2, Commission No. 333-87231 filed on September 16, 1999).

4.2	Description of Capital Stock.

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated June 18, 2009, by and between Registrant and CNH, LLC for 17571 Von Karman Avenue, Irvine, CA 92614 (incorporated by reference to Exhibit 10.1 of the Company’s August 31, 2009 Form 10-Q filed October 16, 2009).

10.2	2017 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2017).

10.3	2020 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 25, 2020).

10.4	Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed August 25, 2023).

10.5	2023 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 27, 2023).

10.6	2024 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 30, 2024).

10.7	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Zackary S. Irani (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed January 14, 2025).

10.8	Employment Agreement dated January 13, 2025 by and between Biomerica Inc. and Allen Barbieri (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed January 14, 2025).

10.9	First Amendment to 2024 Stock Incentive Plan of Registrant (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 20, 2025).

10.10	Securities Purchase Agreement, dated August 20, 2026, by and among Biomerica, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 26, 2026).

10.11	Registration Rights Agreement, dated August 20, 2026, by and among Biomerica, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 26, 2026).

10.12	Securities Purchase Agreement, dated May 29, 2026, between the Company and each of the persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 4, 2026).

10.13	Employment Agreement, effective April 1, 2026, by and between Biomerica, Inc. and Xiaoxuan (“Jenny”) Qu.

19.1	Insider Trading Policy (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 20, 2025).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed August 25, 2023).

23.1	Consent of Independent Registered Public Accounting Firm (Haskell & White LLP) (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed August 31, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed August 31, 2026).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed August 31, 2026).

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.1 of the Company’s Form 10-K filed August 31, 2026).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed August 31, 2026).

97.1	Compensation Recovery Policy, effective November 17, 2023.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: September 28, 2026

