Form 10-Q
period 2026-08-31
BIOMERICA INC
filed 2026-10-15
CIK 73290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2026 or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 15, 2026 was 4,598,968.

BIOMERICA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	August 31, 2026	May 31, 2026
Assets

Current Assets:
Cash and cash equivalents	$2,733,000	$1,308,000
Accounts receivable, net	897,000	785,000
Inventories, net	1,634,000	1,707,000
Prepaid expenses and other current assets	145,000	216,000
Total current assets	5,409,000	4,016,000
Property and equipment, net	68,000	78,000
Operating lease right-of-use assets, net	1,809,000	1,873,000
Investments	500,000	500,000
Intangible assets, net	204,000	209,000
Other assets	81,000	83,000
Total Assets	$8,071,000	$6,759,000

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,498,000	$1,171,000
Secured promissory note payable – related party	500,000	500,000
Accrued compensation	552,000	492,000
Advances from customers	47,000	83,000
Operating lease liabilities, current portion	240,000	235,000
Total current liabilities	2,837,000	2,481,000
Operating lease liabilities, net of current portion	1,586,000	1,648,000
Total Liabilities	4,423,000	4,129,000

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock, Series A 5% convertible, $0.08 par value, 571,429 shares authorized, none issued and outstanding as of August 31, 2026 and May 31, 2026	-	-
Preferred stock, undesignated, no par value, 4,428,571 shares authorized, none issued and outstanding as of August 31, 2026 and May 31, 2026	-	-
Common stock, $0.08 par value; 300,000,000 and 25,000,000 shares authorized, and 4,598,968 and 3,195,263 shares issued and outstanding, as of August 31, 2026 and May 31, 2026, respectively	368,000	255,000
Additional paid-in capital	61,567,000	59,426,000
Accumulated other comprehensive loss	(112,000)	(108,000)
Accumulated deficit	(58,175,000)	(56,943,000)
Total Shareholders’ Equity	3,648,000	2,630,000
Total Liabilities and Shareholders’ Equity	$8,071,000	$6,759,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended August 31,
	2026	2025
Net sales	$1,265,000	$1,380,000
Cost of sales	(1,162,000)	(956,000)
Gross profit	103,000	424,000

Operating expenses:
Selling, general, and administrative	1,124,000	1,330,000
Research and development	206,000	212,000
Total operating expenses	1,330,000	1,542,000

Loss from operations	(1,227,000)	(1,118,000)

Other income:
Dividend, interest, and other income	1,000	1,123,000
Total other income	1,000	1,123,000

(Loss) income before income taxes	(1,226,000)	5,000

Provision for income taxes	(6,000)	(3,000)

Net (loss) income	$(1,232,000)	$2,000

Basic net (loss) income per common share	$(0.37)	$0.00

Diluted net (loss) income per common share	$(0.37)	$0.00

Weighted-average common shares outstanding:
Basic	3,295,939	2,638,699

Diluted	3,295,939	2,638,699

Net (loss) income	$(1,232,000)	$2,000

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,000)	2,000

Comprehensive (loss) income	$(1,236,000)	$4,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended August 31, 2026

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2026	3,195,263	$255,000	$59,426,000	$(108,000)	$(56,943,000)	$2,630,000
Foreign currency translation	-	-	-	(4,000)	-	(4,000)
Common stock issued in private placement	1,393,705	112,000	2,119,000	-	-	2,231,000
Offering costs charged against APIC	-	-	(111,000)	-	-	(111,000)
Share-based compensation	10,000	1,000	133,000	-	-	134,000
Net loss	-	-	-	-	(1,232,000)	(1,232,000)
Balances at August 31, 2026	4,598,968	$368,000	$61,567,000	$(112,000)	$(58,175,000)	$3,648,000

For the Three Months Ended August 31, 2025

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at May 31, 2025	2,546,216	$203,000	$57,175,000	$(105,000)	$(53,168,000)	$4,105,000
Foreign currency translation	-	-	-	3,000	-	3,000
Net proceeds from sales of common stock	258,569	21,000	891,000	-	-	912,000
Share-based compensation	10,625	1,000	132,000	-	-	133,000
Net income	-	-	-	-	2,000	2,000
Balances at August 31, 2025	2,815,410	$225,000	$58,198,000	$(102,000)	$(53,166,000)	$5,155,000

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,232,000)	$2,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15,000	20,000
Provision for expected credit losses	3,000	38,000
(Recovery of) provision for excess and obsolete inventory	(24,000)	7,000
Share-based compensation	134,000	133,000
Amortization of operating lease right-of-use assets	64,000	82,000
Changes in assets and liabilities:
Accounts receivable	(115,000)	(512,000)
Inventories	97,000	10,000
Prepaid expenses and other current assets	71,000	87,000
Other assets	2,000	5,000
Accounts payable and accrued expenses	216,000	10,000
Accrued compensation	60,000	(63,000)
Advances from customers	(36,000)	(1,000)
Reduction in lease liabilities	(57,000)	(86,000)
Net cash used in operating activities	(802,000)	(268,000)

Cash flows from financing activities:
Gross proceeds from sale of common stock	2,231,000	939,000
Costs from sale of common stock	-	(19,000)
Net cash provided by financing activities	2,231,000	920,000

Effect of exchange rate changes on cash	(4,000)	2,000
Net increase in cash and cash equivalents	1,425,000	654,000

Cash and cash equivalents at beginning of period	1,308,000	2,399,000

Cash and cash equivalents at end of period	$2,733,000	$3,053,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$6,000	$3,000

Non-cash investing and financing activities:
Common stock issuance costs accrued and unpaid and charged against additional paid-in capital	$111,000	$-
Deferred offering costs	$-	$8,000
Write-off of property and equipment, cost	$7,000	$-
Write-off of property and equipment, accumulated depreciation	$7,000	$-

The accompanying notes are an integral part of these statements.

BIOMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

Biomerica, Inc. (“Biomerica,” “us,” “we,” “our,” or the “Company”) and its subsidiaries (which includes wholly-owned subsidiaries, Biomerica de Mexico and BioEurope GmbH) is a global biomedical technology company that develops, patents, manufactures and markets advanced diagnostic and therapeutic products used at the point-of-care (physicians’ offices and over-the-counter through drugstores and online) and in hospital/clinical laboratories for detection and/or treatment of medical conditions and diseases. Our diagnostic test products utilize immunoassay technology to analyze blood, urine, nasal, or fecal material from patients to aid in the diagnosis of various diseases, food intolerances and other medical complications, and to measure the level of specific hormones, antibodies, antigens, or other substances, which may exist in the human body in extremely small concentrations. Our other existing products are primarily focused on gastrointestinal diseases, food intolerances, and certain esoteric tests. Our products are designed to enhance the health and well-being of people, while reducing total healthcare costs. We also provide contract development and manufacturing services to third parties that utilize the technology underlying our products.

Our primary focus is the research, development, commercialization and, in certain cases, regulatory approval, of patented, diagnostic-guided therapy (“DGT”) products to treat gastrointestinal diseases, such as irritable bowel syndrome (“IBS”), and other inflammatory diseases. These products are directed at chronic inflammatory illnesses that are widespread, common, and address very large markets. Our inFoods® IBS product uses a simple blood sample and is designed to identify patient-specific foods that, when removed from the diet, may alleviate IBS symptoms such as pain, bloating, diarrhea, and constipation. Instead of broad and difficult to manage dietary restrictions, the inFoods® IBS product works by identifying specific foods that may be causing an abnormally high immune response in the patient, which in turn can lead to abdominal pain and cramping, bloating, diarrhea, and constipation. A food identified as positive, which is causing an abnormal immune response in the patient, is simply removed from the diet to help alleviate IBS symptoms.

Our existing medical diagnostic products are sold worldwide primarily in two markets: (i) clinical laboratories and (ii) point-of-care (physicians’ offices and over-the-counter). Most of our products carry Conformité Européenne (“CE”) marking and/or are registered with regulatory agencies in various countries for diagnostic use. In addition, some products are cleared for sale in the U.S. by the U.S. Food and Drug Administration (“FDA”).

The unaudited condensed consolidated financial statements herein have been prepared by management pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended May 31, 2026. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2027. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2026 included in our Annual Report on Form 10-K filed with the SEC on August 31, 2026, as amended on our Annual Report on Form 10-K/A, filed with the SEC on September 28, 2026. Management has evaluated all subsequent events and transactions through the date of filing this report.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Biomerica, Inc. and its wholly owned subsidiaries, BioEurope GmbH and Biomerica de Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to revenue recognition, provision for expected credit losses on accounts receivable, inventory overhead application, inventory reserves, and share-based compensation. We believe estimates and assumptions related to these critical accounting estimates are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. We suggest that our significant accounting policies be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

We market our diagnostic products through distributors, advertising in medical and trade journals, trade show exhibitions, direct mailings, and through an internal sales team. The two primary markets we target are clinical laboratories and patient point-of-care testing.

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

We have incurred net losses and negative cash flows from operations and have an accumulated deficit of approximately $58,175,000 as of August 31, 2026. As of August 31, 2026, we had cash and cash equivalents of approximately $2,733,000 and working capital of approximately $2,572,000. As of May 31, 2026, we had cash and cash equivalents of approximately $1,308,000 and working capital of approximately $1,535,000. Based on our current operating plan, we believe that our existing cash and cash equivalents will be insufficient to fund our operations and meet our obligations for the next twelve months from the issuance date of these financial statements.

On September 28, 2023, we filed a “shelf” registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”), which was declared effective on September 29, 2023, to replace the expiring “shelf” registration statement on Form S-3 that was filed on July 21, 2020, as amended on September 20, 2020, allowing us to issue up to $20,000,000 in shares of our common stock. Under the Shelf Registration Statement, shares of our common stock may be sold from time to time for up to three years from its initial effective date. The Shelf Registration Statement reached its third anniversary on September 29, 2026 and has been replaced by a new shelf registration statement, as described below.

On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement with the SEC to facilitate the sale of up to $5,500,000 in common stock through at-the-market (“ATM”) offerings, as defined in Rule 415 under the Securities Act (the “2024 ATM Offering”). As part of this transaction, we incurred $81,000 in deferred offering costs during the year ended May 31, 2024, all of which had been charged against additional paid-in capital as of May 31, 2026.

On September 24, 2026, subsequent to quarter-end, we filed a replacement shelf registration statement on Form S-3 with the SEC registering up to $250,000,000 of common stock, preferred stock, debt securities and warrants, including unsold common stock carried forward from our prior shelf registration statement pursuant to Rule 415(a)(6) under the Securities Act. The replacement shelf registration statement was declared effective by the SEC on October 7, 2026. The Shelf Registration Statement does not represent committed financing. Our ability to raise capital under it is subject to applicable Form S-3 eligibility requirements and offering limitations, including General Instruction I.B.6, and market conditions.

During the three months ended August 31, 2026, we did not sell any shares of common stock pursuant to the 2024 ATM Offering. On August 26, 2026, we completed a private placement pursuant to a Securities Purchase Agreement (“SPA”) with accredited investors and issued 1,393,705 shares of our common stock at $1.60 per share, resulting in gross proceeds of approximately $2,231,000 and net proceeds after legal fees and other offering costs of approximately $2,120,000. Offering costs totaled approximately $111,000 and were accrued and unpaid as of August 31, 2026.

We intend to use the net proceeds of the August 2026 private placement and any future sales under the 2024 ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

Our ability to meet our obligations and continue as a going concern is influenced by several factors, including:

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

These factors raise substantial doubt about our ability to continue as a going concern within twelve months following the issuance date of these financial statements. Our future viability depends on the successful execution of our strategic plans, securing additional near-term financing, and achieving profitable operations.

Management has evaluated our cash flow requirements for the twelve months following the issuance date of these financial statements. Based on this evaluation, our existing cash and cash equivalents are insufficient to fund our operations and meet our obligations during that period.

To address our capital needs and sustain operations through the next year and beyond, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity issuance, and seek other strategic alternatives. If we are unable to generate sufficient cash flows from operations or obtain additional financing, we may be required to delay or reduce certain operating activities and expenditures.

While we are committed to these plans, there can be no assurance that these efforts will be successful or sufficient to meet our near-term capital requirements, or to enable the Company to continue as a going concern.

Our condensed consolidated financial statements as of August 31, 2026, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our continuance as a going concern is dependent upon our ability to obtain additional operating capital and achieve revenues and attain profitability. We intend to finance our future development activities and our working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all or that we will be successful in these endeavors.

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

Consolidated net sales were approximately $1,265,000 and $1,380,000 for the three months ended August 31, 2026, and 2025, respectively.

For the three months ended August 31, 2026 and 2025, we had one key customer located in Asia, which accounted for 36% and 48% of net consolidated sales, respectively.

As of August 31, 2026 and May 31, 2026, total gross receivables were approximately $938,000 and $823,000, respectively. As of those dates, we had one and three key distributors, respectively, located in Asia and North America, which accounted for 48% and 59% of gross accounts receivable, respectively.

For the three months ended August 31, 2026, we had one key vendor that accounted for 24% of purchases of raw materials. For the three months ended August 31, 2025, no vendor accounted for 10% or more of total raw material purchases.

As of August 31, 2026 and May 31, 2026, one vendor and two vendors accounted for 20% and 23%, respectively, of accounts payable.

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

We account for expected credit losses on accounts receivable under Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses, using the current expected credit loss (“CECL”) model. Effective June 1, 2026, we adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, on a prospective basis and elected the practical expedient for qualifying current accounts receivable arising from transactions accounted for under ASC 606. Under this practical expedient, we assume that current conditions as of the balance sheet date remain unchanged over the remaining life of these receivables.

We estimate expected credit losses based on historical credit loss experience adjusted for current conditions, including aging and collection trends, customer and portfolio characteristics, and customer-specific credit risks. In developing our expected credit loss estimate, we evaluate receivables collectively when they share similar risk characteristics and individually when they do not. Accounts receivable are presented net of an allowance for expected credit losses. Account balances are written off against the allowance for expected credit losses when deemed uncollectible.

Occasionally, certain long-standing customers that routinely place large orders may have receivable balances that are significant relative to total gross receivables. Management closely monitors collection of these balances and may require payment of existing invoices before shipping new sales orders.

The allowance for expected credit losses was approximately $41,000 and $38,000 as of August 31, 2026 and May 31, 2026, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

We occasionally prepay for items such as inventory, insurance, and other items. These items are reported as prepaid expenses and other current assets, until either the inventory is physically received, or the insurance and other items are expensed.

As of August 31, 2026 and May 31, 2026, prepaids were approximately $145,000 and $216,000, respectively, composed of prepayments to insurance and various other suppliers.

INVENTORIES, NET

We value inventory at the lower of cost (determined using a combination of specific lot identification and the first-in, first-out method) or net realizable value. Management periodically reviews inventory for excess quantities and obsolescence. In evaluating inventory, management considers quantities on hand, physical condition, and technical functionality, as these characteristics may be impacted by anticipated customer demand for existing products and new product introductions. The inventory reserve is adjusted based on this evaluation, with a corresponding provision recognized in cost of sales. Abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials are recognized as current period charges. The allocation of fixed production overhead is based on the normal capacity of the production facilities.

Net inventories are comprised of approximately the following:

	August 31, 2026	May 31, 2026
Raw materials	$1,089,000	$1,054,000
Work in progress	648,000	868,000
Finished products	267,000	179,000
Total gross inventory	2,004,000	2,101,000
Inventory reserves	(370,000)	(394,000)
Net inventory	$1,634,000	$1,707,000

Reserves for inventory obsolescence are recognized as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of August 31, 2026, and May 31, 2026, inventory reserves were approximately $370,000 and $394,000, respectively.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation and amortization expense related to property and equipment was approximately $10,000 and $15,000 for the three months ended August 31, 2026 and 2025, respectively.

INTANGIBLE ASSETS, NET

Intangible assets include trademarks, product rights, technology rights, and patents, and are accounted for in accordance with ASC 350, Intangibles—Goodwill and Other. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives, not to exceed 18 years for marketing and distribution rights and 10 years for purchased technology rights. Patents are amortized over their respective estimated useful lives, which average approximately 15 years. Amortization expense was approximately $5,000 for the three months ended August 31, 2026, and 2025, respectively. Amortizing intangible assets are tested for impairment if management determines that events or changes in circumstances indicate that the asset might be impaired.

We assess the recoverability of finite-lived intangible assets under ASC 360 by determining whether the carrying value of the applicable asset group can be recovered through projected undiscounted future cash flows. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value.

During the three months ended August 31, 2026 and 2025, no impairment charges were recognized.

INVESTMENTS

We have made investments in a privately held Polish distributor, which is primarily engaged in distributing medical products and devices, including the distribution of the products sold by us. We invested approximately $165,000 into the Polish distributor and own approximately 6% of the Polish distributor.

Equity holdings in nonmarketable unconsolidated entities in which we are not able to exercise significant influence are accounted for under the measurement alternative in ASC 321 at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. Dividends received are recognized in dividend, interest, and other income.

We assess our equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of our equity holding as of August 31, 2026 and determined that our proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or similar security of the same issuer during the three months ended August 31, 2026 and August 31, 2025.

On May 29, 2026, we entered into a SPA to sell our entire investment in Diagnosis S.A. for an aggregate purchase price of $500,000 in a related-party transaction involving our Chief Executive Officer and other purchasers. During the year ended May 31, 2026, we increased the carrying amount of the investment from approximately $165,000 to $500,000 and recognized an unrealized holding gain of approximately $335,000 based on the executed SPA. Pending completion of the applicable share transfers and required procedures under Polish law, we received $500,000 in cash and issued a secured promissory term note to our Chief Executive Officer. The note bears interest at 8% per annum, matures on May 29, 2027, and is secured by our rights and interests in the Diagnosis S.A. shares. As of August 31, 2026, the share transfer had not been completed, and we continued to recognize the investment and the related note payable. The share transfer remains in process, subject to completion of the applicable procedures required under Polish law.

As of August 31, 2026, the carrying amount of our investment in Diagnosis S.A. was approximately $500,000. Cumulative upward adjustments were approximately $335,000, and no cumulative impairment or downward adjustments had been recognized as of August 31, 2026.

SHARE-BASED COMPENSATION

We follow the guidance of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. Restricted stock awards are measured at grant-date fair value based on the fair value of our common stock. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. We have not paid dividends historically and do not expect to pay them in the foreseeable future. Expected volatilities are based on weighted averages of the historical volatility of our common stock estimated over the expected term of the options. The expected forfeiture rate is based on historical forfeitures experienced. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically we had limited exercise activity surrounding our options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of the award is recognized under the straight-line attribution method.

The following summary presents the options granted, exercised, expired, cancelled and outstanding for the three months ended August 31, 2026:

	Option Shares	Weighted Average Exercise Price
Options Outstanding at May 31, 2026	454,384	$16.88
Canceled or expired	(25,001)	10.64
Options Outstanding at August 31, 2026	429,383	$17.24
Options vested and exercisable at August 31, 2026	284,394	$24.14

During the three months ended August 31, 2026, we recognized approximately $40,000 of share-based compensation expense related to stock options, compared to approximately $74,000 for the three months ended August 31, 2025.

During the three months ended August 31, 2026, we also issued 10,000 shares of common stock pursuant to a consulting agreement. The shares had an aggregate fair value of approximately $21,000, which was recognized as a share-based compensation expense. No shares were issued for consulting services during the three months ended August 31, 2025.

The following summary presents the restricted stock awards granted, vested, forfeited and outstanding for the three months ended August 31, 2026:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards at May 31, 2026	168,437	$2.57
Granted	-	-
Vested	-	-
Unvested Restricted Stock Awards at August 31, 2026	168,437	$2.57

During the three months ended August 31, 2026, we recognized approximately $73,000 of share-based compensation expense related to restricted stock awards, compared to approximately $59,000 for the three months ended August 31, 2025.

REVENUE RECOGNITION

We have various contracts with customers, and these contracts specify the recognition of revenue based on the nature of the transaction.

Revenues from product sales are recognized at the time the product is shipped, customarily Freight on Board (“FOB”) shipping point, which is when control of the goods transfers and title passes to the customer. This applies to clinical lab products sold to domestic and international distributors, including hospitals, clinical laboratories, medical research institutions, medical schools, and pharmaceutical companies. Over-the-counter (“OTC”) products are sold directly to e-commerce customers and distributors, while physicians’ office products are sold to physicians and distributors. We generally do not allow returns except in cases of defective merchandise, and therefore, do not establish an allowance for returns. Additionally, we have contracts with customers that provide purchase discounts contingent on achieving specified sales volumes. These contracts are regularly evaluated, and we do not anticipate granting any discounts through the end of the contract period.

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

As of August 31, 2026, we had approximately $47,000 in advances from domestic customers, which are prepayments on orders for future shipments.

Disaggregation of revenue:

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,
	2026	2025
Clinical lab	$775,000	$1,024,000
Over-the-counter	291,000	161,000
Contract manufacturing	197,000	192,000
Physician’s office	2,000	3,000
Total	$1,265,000	$1,380,000

See Note 4 for additional information regarding geographic revenue concentrations.

SHIPPING AND HANDLING FEES

We include shipping and handling fees billed to customers in net sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. We recognized approximately $206,000 and $212,000 of research and development costs during the three months ended August 31, 2026 and August 31, 2025, respectively.

INCOME TAXES

For the three months ended August 31, 2026 and 2025, we recognized income tax expense of approximately $6,000 and $3,000, respectively. These expenses consisted of state minimum taxes and miscellaneous foreign taxes.

During the three months ended August 31, 2026, we had a net operating loss (“NOL”) that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using enacted tax rates expected to apply when such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have maintained a full valuation allowance against the Company’s net deferred tax assets as of August 31, 2026.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of August 31, 2026, we had no accrued interest or penalties related to uncertain tax positions.

ADVERTISING COSTS

We report the cost of advertising as an expense in the period in which those costs are incurred. For the three months ended August 31, 2026, and August 31, 2025, advertising costs were approximately $8,000 and $9,000, respectively.

FOREIGN CURRENCY TRANSLATION

Biomerica de Mexico, our subsidiary located in Mexico, operates primarily using the Mexican peso. BioEurope GmbH, our subsidiary located in Germany operates primarily using the U.S. dollar, with an immaterial amount of transactions occurring in euros. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments to assets and liabilities are presented as a separate component of accumulated other comprehensive loss. There are no foreign currency transactions that are included in the condensed consolidated statements of operations and comprehensive loss for the three months ended August 31, 2026 and August 31, 2025.

RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

We account for our leases in accordance with ASC 842, Leases. We lease office space and copy machines, all of which are operating leases. Most leases include the option to renew and the exercise of the renewal options is at our sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. Our leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed as net (loss) income divided by the weighted-average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur from common shares issuable upon the vesting of restricted stock units and from the exercise of stock options, and warrants using the treasury stock method, and from convertible securities using the if-converted method. The following potentially dilutive securities were excluded from the calculation of diluted (loss) income per share because their effect would have been anti-dilutive:

●	Stock options of 429,383 and 413,146 as of August 31, 2026 and 2025, respectively; and
●	Restricted stock units of 168,437 and 96,875 as of August 31, 2026 and 2025, respectively

SEGMENT REPORTING

We define our segments on the basis in which internally reported financial information is reviewed by the Chief Operating Decision Maker (the “CODM”) to analyze financial performance, make decisions, and allocate resources. We manage our operations as a single operating and reportable segment, which focuses on the development, manufacture, marketing, and sale of diagnostic products. As all material financial information is included in the consolidated results we have identified one reportable segment. The CODM uses net (loss) income and cash flow information to evaluate performance, including detailed cost information as part of the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. We measure segment profit or loss in net (loss) income as reported in the consolidated financial statements.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. Our CODM is the Chief Executive Officer.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The ASU includes enhanced disclosure requirements, which mandate enhanced transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

In July 2025, the FASB issued Update ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides targeted amendments to clarify the measurement of expected credit losses for accounts receivable and contract assets and introduces a practical expedient and related accounting policy election for certain entities. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted ASU 2025-05 effective June 1, 2026. The adoption did not have a material impact on our consolidated financial statements or related disclosures.

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

NOTE 3: SHAREHOLDERS’ EQUITY

On September 28, 2023, we filed the Shelf Registration allowing us to issue up to $20,000,000 of equity value in shares of common stock. Under the Shelf Registration Statement, shares of our common stock may be sold from time to time for up to three years from its initial effective date. On May 10, 2024, we filed a prospectus supplement to the Shelf Registration Statement with the SEC. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM Offering. The Shelf Registration Statement reached its third anniversary on September 29, 2026. See Note 7 for information regarding the filing of a replacement shelf registration statement.

During the three months ended August 31, 2026, we did not sell any shares of common stock pursuant to the 2024 ATM Offering.

On August 26, 2026, we completed a private placement pursuant to a SPA with accredited investors and issued 1,393,705 shares of our common stock at $1.60 per share, which resulted in gross proceeds of approximately $2,231,000 and net proceeds to us of $2,120,000 after deducting legal and other offering costs totaling approximately $111,000. The approximately $111,000 of offering costs were accrued and unpaid as of August 31, 2026. Accordingly, the gross proceeds were received in cash, while the offering costs reduced the net equity proceeds recorded.

NOTE 4: GEOGRAPHIC INFORMATION

We operate as one segment. Geographic information regarding net sales is approximately as follows:

	Three Months Ended August 31,
	2026		2025
Revenues from sales to unaffiliated customers:
Asia	$467,000	37%	$670,000	49%
North America	379,000	30%	318,000	23%
Europe	284,000	22%	305,000	22%
Middle East	135,000	11%	85,000	6%
South America	-	0%	2,000	0%
Total	$1,265,000		$1,380,000

As of August 31, 2026, and May 31, 2026, approximately $559,000 and $517,000 of our gross inventory was located in Mexicali, Mexico, respectively.

As of August 31, 2026, and May 31, 2026, approximately $6,000 and $8,000 of our property and equipment, net of accumulated depreciation and amortization, was located in Mexicali, Mexico, respectively.

NOTE 5: LEASES

We lease facilities in Irvine, California and Mexicali, Mexico.

As of August 31, 2026, we had approximately 22,000 square feet of floor space at our corporate headquarters at 17571 Von Karman Avenue in Irvine, California, which we have been leasing since 2009. This facility includes administration, research and development, certain manufacturing, shipping and inventory storage. In May 2026, we exercised the additional five-year extension option and entered into a lease extension agreement with the landlord, extending the lease for an additional five-year term commencing September 1, 2026, and expiring August 31, 2031. The monthly base rent at the commencement of the extended term is approximately $28,400 and is subject to scheduled increases during the lease term.

In November 2016, our Mexican subsidiary, Biomerica de Mexico, entered into a 10-year lease for approximately 8,100 square feet of manufacturing space located in Mexicali, Mexico. The lease includes an option to renew for an additional 10-year term. As of May 31, 2026, management determined that exercise of the renewal option was reasonably certain and, accordingly, the additional 10-year renewal period was included in the lease term used to measure the related right-of-use asset and lease liability. As of August 31, 2026, documentation formalizing the renewal had not yet been executed with the landlord. The current rent is approximately $4,300 per month. Biomerica de Mexico also leases a smaller unit on a month-to-month basis for use in one manufacturing process.

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

The following table presents information on our operating leases for the three months ended August 31, 2026 and August 31, 2025:

	Three Months Ended August 31,
	2026	2025
Operating lease cost	$104,000	$88,000
Variable lease cost	2,000	3,000
Short-term lease cost	1,000	-
Total lease cost	$107,000	$91,000

The maturities of operating lease liabilities as of August 31, 2026 are as follows:

Year Ending May 31:

Operating Leases
2027 (excluding the three months ended August 31, 2026)	$392,000
2028	406,000
2029	420,000
2030	434,000
2031	450,000
Thereafter	266,000
Total minimum future lease payments	2,368,000
Less: imputed interest	542,000
Total operating lease liabilities	$1,826,000

The following table summarizes our other supplemental lease information for the three months ended August 31, 2026 and August 31, 2025:

	Three Months Ended August 31,
	2026	2025
Cash paid for operating lease liabilities	$98,000	$92,000
Weighted-average remaining lease term (years)	5.98	1.02
Weighted-average discount rate	9.00%	5.78%

We also have various insignificant leases for office equipment.

NOTE 6: COMMITMENTS AND CONTINGENCIES

LITIGATION

We are, from time to time, involved in legal proceedings, claims, and litigation arising in the ordinary course of business. There were no material legal proceedings pending as of August 31, 2026.

NOTE 7: SUBSEQUENT EVENTS

On September 24, 2026, we filed a registration statement on Form S-3 with the SEC covering the resale by selling stockholders of up to 1,403,705 shares of our common stock, consisting of 1,393,705 shares issued in the August 2026 private placement (the “Private Placement”) and 10,000 shares issued pursuant to a consulting agreement. We will not receive any proceeds from sales of these shares by the selling stockholders. The resale registration statement was filed pursuant to a Registration Rights Agreement entered into with the investors in connection with the Private Placement, which closed on August 26, 2026, under which we agreed to file a registration statement with the SEC covering the resale of the shares issued in the Private Placement and to use commercially reasonable efforts to cause it to become effective and remain effective for the periods specified therein.

On September 24, 2026, we also filed a replacement shelf registration statement on Form S-3 with the SEC covering the offer and sale from time to time of common stock, preferred stock, debt securities and warrants with an aggregate offering price of up to $250,000,000, subject to applicable limitations under General Instruction I.B.6 of Form S-3.

Both registration statements were declared effective by the SEC on October 7, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Report and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (our “2026 Annual Report”).

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

Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:

●	the ability to raise additional capital and continue as a going concern;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and the need for additional financing;
●	the scope of protection we are able to establish and maintain for our intellectual property rights covering our products and technology;
●	the ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;
●	the ability to obtain and maintain government or regulatory certification in the countries and regions in which our products are sold;
●	the ability to retain existing Centers for Medicare & Medicaid Services (“CMS”) payment rate and the Medicare Administrative Contractor claims approvals;
●	the ability to maintain sales relationships with our key customers, distributors and other commercial partners;
●	the impact of global economic, trade and political developments on our business, including tariffs and changes in international trade policies, inflation and interest rates, supply-chain disruptions, capital-market disruptions, government shutdowns, wars and geopolitical conflicts, economic sanctions and economic slowdowns or recessions, any of which could adversely affect our operations, costs, revenues, supply chain, the value of our common stock and our ability to access capital markets;
●	the implementation of our business model and strategic plans for our business, products, and technology;
●	the risks related to third parties asserting intellectual property infringement claims against us;
●	the impact of numerous laws and regulations that apply to us and compliance with these laws and regulations, as they currently exist or as modified in the future;
●	the risks related to product recalls, liability claims, and harm to patients or users of our products; and
●	the ability to retain the continued service of our key personnel and to identify, hire, and retain additional qualified professionals.

Additional factors that might cause actual results and our current expectations and projections to differ materially include, among other things, those discussed in this Quarterly Report and under the section titled “Risk Factors” and elsewhere in our 2026 Annual Report and the other risks detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”). We intend that such forward-looking statements be subject to the safe harbors for such statements. These forward-looking statements are based on the current beliefs and expectations of our management and speak only as of the date of this Quarterly Report or, in the case of documents referred to or incorporated by reference, the date of those documents. You should not place undue reliance on these forward-looking statements, which are subject to significant known and unknown risks, uncertainties and other factors, some of which are beyond our control and could materially affect results. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections.

Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

OVERVIEW

We are a global biomedical technology company that develops, patents, manufactures, and markets advanced diagnostic and therapeutic products. Our diagnostic test kits are used to analyze blood, urine, nasal, or fecal material from patients to aid in the diagnosis of diseases, food intolerances, and other medical conditions. These tests detect and measure the presence and levels of specific bacteria, hormones, antibodies, antigens, and other substances that may exist in the human body at extremely low concentrations. Our products are designed to enhance patient outcomes and well-being while reducing total healthcare costs.

We sell our portfolio of diagnostic products worldwide, primarily to clinical laboratories and in point-of-care settings, including physicians’ offices and OTC channels. We also provide contract development and manufacturing services to third parties that utilize the technology underlying our products. In addition, we are commercializing our inFoods® IBS product through physician-directed and laboratory-based channels, including third-party reimbursement pathways. Most of our products carry Conformité Européenne (“CE”) marking and/or are registered with regulatory agencies in various countries for diagnostic use, with several also cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

TECHNOLOGICAL ADVANCEMENTS AND PRODUCT DEVELOPMENT

Technological advances in medical diagnostics have enabled diagnostic tests to be performed not only in clinical laboratories but also at home and at the point-of-care in physicians’ offices. We strive to develop and market diagnostic products that are accurate, utilize easily obtained patient specimens and, where appropriate, can be performed without complex instrumentation. Our rapid diagnostic test products for home use (over-the-counter) and professional use, including physicians’ offices and clinics, help manage existing medical conditions and support early detection and diagnosis of specific diseases. Traditionally, such tests required the expertise of medical technologists and sophisticated equipment, with results often not available for days. We believe our rapid point-of-care tests, when properly used, can be as accurate as laboratory tests.

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

inFoods® IBS COMMERCIALIZATION AND REIMBURSEMENT

A key outcome from our research and development efforts is our patented diagnostic-guided therapy (“DGT”) product, developed on the inFoods® technology platform. Our commercially available inFoods® IBS product is intended to inform a physician-directed dietary intervention for patients with irritable bowel syndrome (“IBS”). The inFoods® IBS product utilizes a blood test to identify patient-specific foods associated with heightened immunoreactivity. Eliminating the identified foods from the diet may help reduce IBS symptoms such as pain, bloating, diarrhea, cramping, and constipation.

We continue the phased commercialization of inFoods® IBS through physician-directed and laboratory-based channels, focusing primarily on gastroenterology (“GI”) practices. We have also launched an AI-backed inFoods® IBS Trigger Food Navigator designed to help patients follow their personalized dietary plans through meal suggestions, ingredient substitutions and meal-planning tools.

Concurrently with the phased commercialization of inFoods® IBS, we are pursuing distribution, partnership, and licensing opportunities with U.S. companies to support broader commercialization of inFoods® IBS. We may also pursue additional commercial relationships domestically and internationally.

The CMS established a national Medicare payment rate of $300 for inFoods® IBS under the Clinical Laboratory Fee Schedule, applicable to approved claims for dates of service beginning January 1, 2026. The applicable Medicare Administrative Contractor confirmed that claims for inFoods® IBS may be considered on an individual, claim-by-claim basis. Our partner laboratory began submitting Medicare claims after May 31, 2026 under the applicable CPT® Proprietary Laboratory Analyses (“PLA”) code. As of October 15, 2026, all initial valid claims processed had been paid at the full CMS payment rate of $300. We continue to expand Medicare billing availability to physicians who currently use or have previously used inFoods® IBS on a cash-pay basis, which we believe may support increased test utilization over time.

As of October 15, 2026, 32 customer locations had been set up for Medicare ordering, compared to 25 as of August 31, 2026. Of these locations, 13 had placed Medicare-related orders, including nine locations that had placed multiple orders.

Following the quarter ended August 31, 2026, Medicare-related test orders increased to 22 in September 2026, compared to 10 in August 2026, representing a 120% increase and the highest monthly order volume recorded through September 2026. These metrics are used by management to monitor the progress of the Company's commercialization efforts. Although these initial results indicate increased ordering activity, future test volumes, reimbursement and revenue remain uncertain.

Claims are currently considered on an individual basis, and payment of any particular claim is not guaranteed. Establishment of a payment rate and payment of initial claims do not guarantee coverage, utilization, or payment of future claims. Revenue earned by Biomerica per test depends on the applicable commercial arrangements. As Medicare reimbursement progresses, we may pursue reimbursement with private payer insurance companies. We believe reduced out-of-pocket costs could support increased adoption and utilization of inFoods® IBS.

hp+detect™ AND ESTABLISHED DIAGNOSTIC PRODUCTS

In December 2023 we received FDA 510(k) clearance for hp+detect™, a diagnostic test designed to detect Helicobacter pylori (“H. pylori”) bacteria in the gastrointestinal tract. The hp+detect™ test is marketed directly to laboratories and is intended to provide physicians and medical centers with a tool for diagnosing H. pylori infections and monitoring treatment effectiveness. In February 2026, hp+detect™ received registration from the United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”). During fiscal 2026, we received our first commercial order for hp+detect™ from a large European clinical laboratory chain for the United Kingdom market. We subsequently received several reorders from that customer. We continue to market hp+detect™ to laboratories in the United States and Europe and pursue opportunities for broader commercial adoption.

We continue to balance revenue generated from our established diagnostic products and contract manufacturing services with investments in newer diagnostic products, including inFoods® IBS and hp+detect™.

CONTRACT DEVELOPMENT AND MANUFACTURING

We continue to pursue contract development and manufacturing (“CDM”) opportunities that leverage our existing manufacturing, quality and technical infrastructure and may provide incremental revenue without requiring significant additional fixed infrastructure.

In May 2026, we entered into a Master Services Agreement (“MSA”) with a life sciences company for the development of proprietary in vitro diagnostic assays. The MSA carries an initial contract development target fee of over $1,750,000, to be earned on a milestone completion basis across multiple Statements of Work issued under the MSA over an estimated period of 19 to 25 months. Development work will be performed at our FDA-registered, ISO 13485-certified facility in Irvine, California, utilizing existing personnel, equipment, and infrastructure. The engagement is expected to require minimal incremental costs, and we believe it may improve utilization of our existing manufacturing infrastructure and provide incremental revenue. As of the date of this report, development work under the MSA is progressing in accordance with the applicable Statements of Work.

Revenue is recognized as the applicable performance obligations are satisfied in accordance with the revenue recognition policies described in the accompanying financial statements. Contractual billing milestones may differ from the timing of revenue recognition.

OPERATIONS AND CAPITAL RESOURCES

We continue to manage operating expenses and allocate resources toward activities supporting commercialization, reimbursement, and revenue generation. See “Results of Operations” below for discussion of changes in revenue and operating expenses for the three months ended August 31, 2026 compared with the prior-year period.

On August 26, 2026, we completed a private placement of 1,393,705 shares of common stock at $1.60 per share, generating gross proceeds of approximately $2,231,000. We did not sell any shares under the 2024 ATM Offering during the three months ended August 31, 2026. We continue to evaluate financing and strategic opportunities to support our operations and business objectives. See “Liquidity, Capital Resources, and Going Concern” below for a discussion of our cash flows, financing activities, funding requirements, and substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three months ended August 31, 2026

Net Sales and Cost of Sales

The following is a breakdown of revenues according to markets to which the products are sold:

	Three Months Ended August 31,		Increase (Decrease)
	2026	2025	$	%
Clinical lab	$775,000	$1,024,000	$(249,000)	-24%
Over-the-counter	291,000	161,000	130,000	81%
Contract manufacturing	197,000	192,000	5,000	3%
Physician’s office	2,000	3,000	(1,000)	-33%
Total	$1,265,000	$1,380,000	$(115,000)	-8%

For the three months ended August 31, 2026, our net sales were approximately $1,265,000, representing a decrease of $115,000, or 8%, compared to $1,380,000 for the three months ended August 31, 2025. The decrease was primarily attributable to lower clinical laboratory sales, reflecting variability in the timing and periodic nature of customer orders and requested shipment dates. Sales to certain international customers were also affected by delivery difficulties and higher freight costs associated with the ongoing Russia–Ukraine conflict. These decreases were partially offset by higher OTC sales, primarily attributable to sales to a new customer.

Consolidated cost of sales for the three months ended August 31, 2026 was approximately $1,162,000, or 92% of net sales, compared to $956,000, or 69% of net sales, for the three months ended August 31, 2025, representing an increase of approximately $206,000, or 22%. The increase was primarily attributable to higher contract manufacturing costs associated with project activity and mix, higher OTC product costs associated with increased sales and product mix, and higher other direct costs reflecting production timing and inventory activity, partially offset by lower clinical laboratory product costs. Gross margin decreased compared with the prior-year period, reflecting these factors and lower overall net sales.

Operating Expenses

The following is a summary of operating expenses:

	Three Months Ended August 31,
	2026		2025		Increase (Decrease)
	Operating Expense	As a % of Total Revenues	Operating Expense	As a % of Total Revenues	$	%
Selling, General and Administrative Expenses	$1,124,000	89%	$1,330,000	96%	$(206,000)	-15%
Research and Development	$206,000	16%	$212,000	15%	$(6,000)	-3%

Selling, General, and Administrative

For the three months ended August 31, 2026, consolidated selling, general, and administrative expenses were approximately $1,124,000, compared to $1,330,000 for the three months ended August 31, 2025, representing a decrease of $206,000, or 15%. The decrease was primarily attributable to lower administrative outside-services expenses of approximately $110,000, reflecting the absence of professional service fees related to Employee Retention Credit (“ERC”) filings that were incurred in the same period of the prior year, and lower payroll related expenses across administrative and sales and marketing functions. Lower credit loss expense, share-based compensation expense, and regulatory fees also contributed to the decrease. These decreases were partially offset by an increase in legal expenses of approximately $52,000.

Research and Development

For the three months ended August 31, 2026, consolidated research and development (“R&D”) expenses were approximately $206,000, compared to $212,000 for the three months ended August 31, 2025, representing a decrease of $6,000, or 3%. The decrease was primarily attributable to a reduction of approximately $16,000 in personnel-related costs allocated to R&D as employees devoted more time to contract manufacturing projects. This decrease was partially offset by higher hp+detect™ expenses associated with inventory transferred for use in R&D activities.

Dividend, Interest, and Other Income

For the three months ended August 31, 2026, dividend, interest and other income was approximately $1,000, compared to $1,123,000 for the three months ended August 31, 2025, representing a decrease of approximately $1,122,000. The decrease was primarily attributable to the absence of the $1,100,000 ERC benefit recognized in the same period of the prior year in connection with a refund received from the Internal Revenue Service (“IRS”) on July 21, 2025.

Provision for Income Taxes

For the three months ended August 31, 2026 and 2025, the provision for income taxes was approximately $6,000 and $3,000, respectively. The increase was primarily attributable to foreign income taxes. We continue to maintain a full valuation allowance against our net deferred tax assets.

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

The following table presents selected liquidity measures:

	August 31, 2026	May 31, 2026
Cash and cash equivalents	$2,733,000	$1,308,000
Working capital including cash and cash equivalents	$2,572,000	$1,535,000

We continue to use cash in operating activities and depend on external financing to support our operations. The increase in cash during the quarter primarily reflected proceeds from the Private Placement.

Our ability to continue as a going concern within twelve months following the issuance date of these financial statements is influenced by several factors, including:

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

These factors raise substantial doubt about our ability to continue as a going concern within twelve months following the issuance date of these financial statements. Our future viability depends on the successful execution of our strategic plans, securing additional near-term financing, and achieving profitable operations.

Management has analyzed our cash flow requirements through October 2027 and beyond. Based on this analysis, we believe our current cash and cash equivalents are insufficient to meet our operating cash requirements and strategic growth objectives for the next twelve months.

During fiscal 2026, we entered into an MSA for CDM services. The parties currently contemplate a multi-phase development program with initial target fees of approximately $1,750,000. Revenue and cash collections depend on performance under the applicable Statements of Work and related contractual terms.

On August 26, 2026, we completed a private placement with accredited investors, issuing 1,393,705 shares of common stock at $1.60 per share and generating gross proceeds of approximately $2,231,000 and net proceeds of approximately $2,120,000 after deducting approximately $111,000 of legal fees and other offering costs. These offering costs were accrued and unpaid as of August 31, 2026. The gross proceeds from the Private Placement are reflected in our August 31, 2026 cash balance.

Management believes the Private Placement, together with our other strategic initiatives, may support near-term liquidity; however, there can be no assurance that these efforts will be sufficient to meet our capital requirements. We expect the proceeds of the Private Placement to strengthen our balance sheet, fund operations, and support our Board of Directors’ ongoing evaluation of potential strategic opportunities, including partnerships and business combinations. There can be no assurance that any such strategic opportunity will be completed.

To address our capital needs and sustain operations through the next twelve months and beyond, we are actively pursuing strategies to increase sales, reduce expenses, sell non-core assets, seek additional financing through debt or equity, and seek other strategic alternatives. If we are unable to generate sufficient cash flows from operations or obtain additional financing, we may be required to delay or reduce certain operating activities and expenditures.

As part of our financing plan, on September 28, 2023, we filed the Shelf Registration Statement allowing us to issue up to $20,000,000 in shares of our common stock. On May 10, 2024, the Company filed a prospectus supplement to the Shelf Registration Statement on Form S-3. This prospectus supplement was intended to facilitate the sale of up to $5,500,000 in common stock through the 2024 ATM Offering. We did not sell any shares under the 2024 ATM Offering during the three months ended August 31, 2026.

On September 24, 2026, subsequent to quarter-end, we filed a replacement shelf registration statement on Form S-3 registering up to $250,000,000 of common stock, preferred stock, debt securities and warrants, including unsold common stock carried forward from the Shelf Registration Statement pursuant to Rule 415(a)(6). The replacement shelf registration statement was declared effective by the SEC on October 7, 2026. The replacement shelf registration statement does not represent committed financing. Our ability to raise capital under it is subject to applicable Form S-3 eligibility requirements and offering limitations, including General Instruction I.B.6, and market conditions.

We intend to use the net proceeds from any funds raised through the Private Placement and any future sales under the 2024 ATM Offering for general corporate purposes, including, but not limited to, sales and marketing activities, clinical studies and product development, acquisitions of assets, businesses, companies, or securities, capital expenditures, and working capital needs.

In addition, on May 29, 2026, we entered into a Securities Purchase Agreement to sell our investment in Diagnosis S.A. for an aggregate purchase price of $500,000 in a related-party transaction involving our Chief Executive Officer and other purchasers. Pending completion of the applicable share transfers and required procedures under Polish law, the purchasers advanced the $500,000 purchase price to us in exchange for a secured promissory term note to our Chief Executive Officer. The note bears interest at 8% per annum, matures twelve months from May 29, 2026, and is secured by our rights and interests in the Diagnosis S.A. shares. The arrangement is intended to facilitate the monetization of this non-core investment while the applicable share-transfer process is completed. The share transfer remains in process, subject to completion of the applicable procedures required under Polish law.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the investors (the “RRA”), pursuant to which we agreed to file with the SEC a registration statement covering the resale of the shares issued in the Private Placement and to use commercially reasonable efforts to cause the registration statement to become effective and remain effective for the periods specified therein. On September 24, 2026, we filed a resale registration statement registering 1,403,705 shares of our common stock, consisting of 1,393,705 shares issued in the Private Placement and 10,000 shares issued pursuant to a consulting agreement. We will not receive any proceeds from sales of these shares by the selling stockholders.

While we are committed to addressing our capital needs and sustaining operations beyond the next year, there is no assurance that these efforts will be successful or sufficient to meet our capital requirements. Our future viability depends on the successful execution of our strategic plans, securing additional financing, and achieving profitable operations.

Operating Activities

During the three months ended August 31, 2026, net cash used in operating activities was approximately $802,000, primarily reflecting a net loss of $1,232,000, a $114,000 increase in accounts receivable, a $57,000 reduction in operating lease liabilities, and a $36,000 decrease in customer advances. These amounts were partially offset by net noncash adjustments of $191,000, a $216,000 increase in accounts payable and accrued expenses, a $60,000 increase in accrued compensation, and decreases of $97,000 in inventories, $71,000 in prepaid expenses and other current assets, and $2,000 in other assets. Net noncash adjustments included depreciation and amortization, provision for expected credit losses, share-based compensation, and amortization of operating lease right-of-use assets, partially offset by a $24,000 reversal of inventory reserves.

During the three months ended August 31, 2025, cash used in operating activities was approximately $268,000. The primary drivers of this cash outflow included an increase in accounts receivable of $512,000, a decrease in accrued compensation of $63,000, and a decrease in lease liability of $86,000. These were partially offset by a decrease in inventories of $10,000, a decrease in prepaid expenses of $87,000, and non-cash expenses of $280,000.

Investing Activities

During the three months ended August 31, 2026 and 2025, there were no cash flows from investing activities.

Financing Activities

During the three months ended August 31, 2026, net cash provided by financing activities was approximately $2,231,000, consisting of gross proceeds from the Private Placement. Offering-related costs of approximately $111,000 were accrued and unpaid as of August 31, 2026 and therefore did not reduce financing cash flows during the quarter. During the three months ended August 31, 2025, net cash provided by financing activities was approximately $920,000.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements as of August 31, 2026.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates.

Our critical accounting estimates primarily relate to revenue recognition, inventory valuation and overhead allocation, expected credit losses on accounts receivable, and share-based compensation. Revenue recognition for certain development arrangements requires estimates of progress toward completion, including technical progress and remaining performance efforts. Inventory valuation requires judgments regarding manufacturing overhead allocation and reserves for excess and obsolete inventory based on production activity, anticipated customer demand, and inventory utilization. Expected credit losses involve estimates of customer collectibility, while share-based compensation involves assumptions regarding expected volatility, expected term, and other valuation inputs. Changes in these assumptions could materially affect our financial condition or results of operations.

There have been no material changes to our critical accounting estimates during the three months ended August 31, 2026, compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 and the related consolidated financial statements and notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Based on this evaluation as of August 31, 2026, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2026 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and litigation arising in the ordinary course of business, which may impact our financial results.

As of August 31, 2026, there were no pending legal proceedings. However, the outcome of any future legal matters, claims, or litigation could potentially have a material adverse effect on our quarterly or annual operating results or cash flows when resolved in subsequent periods.

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended August 31, 2026, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated May 29, 2026, between the Company and the Buyers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2026).

10.2	Securities Purchase Agreement, dated August 20, 2026, by and among Biomerica, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2026).

10.3	Registration Rights Agreement, dated August 20, 2026, by and among Biomerica, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2026).

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Zackary S. Irani

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Xiaoxuan Qu
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Zackary S. Irani

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Xiaoxuan Qu

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

101.DEF–XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

* Filed herein.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMERICA, INC.

Date: October 15, 2026

	By:	/S/ Zackary S. Irani
Zackary S. Irani
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2026
	By:	/S/ Xiaoxuan Qu
Xiaoxuan Qu VP of Finance and Controller (Principal Financial Officer; Principal Accounting Officer)

